Form 10-Q
period 2013-09-30
Federal Home Loan Bank of Topeka
filed 2013-11-08
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 11/07/2013
Class A Stock, par value $100	4,891,606
Class B Stock, par value $100	8,394,963

.FEDERAL HOME LOAN BANK OF TOPEKA

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION	4
Item 1.	Financial Statements	4
	Statements of Condition	5
	Statements of Income	7
	Statements of Comprehensive Income	8
	Statements of Capital	9
	Statements of Cash Flows	10
	Notes to Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
	Executive Level Overview	52
	Financial Market Trends	55
	Critical Accounting Policies and Estimates	56
	Results of Operations	57
	Financial Condition	68
	Liquidity and Capital Resources	84
	Risk Management	86
	Recently Issued Accounting Standards	90
	Recent Regulatory and Legislative Developments	90
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	90
Item 4.	Controls and Procedures	97
PART II	OTHER INFORMATION	98
Item 1.	Legal Proceedings	98
Item 1A.	Risk Factors	98
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	98
Item 3.	Defaults Upon Senior Securities	98
Item 4.	Mine Safety Disclosures	98
Item 5.	Other Information	98
Item 6.	Exhibits	98

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

▪Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government sponsored enterprises (GSE); or the FHLBank System in general;

▪Regulatory actions and determinations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act);

▪Changes in the FHLBank’s capital structure;

▪Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;

▪Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;

▪Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements;

▪The effects of amortization/accretion;

▪Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

▪Volatility of market prices, interest rates and indices and the timing and volume of market activity;

▪Membership changes, including changes resulting from member failures or mergers, changes in the principal place of business of members or changes in the Federal Housing Finance Agency (Finance Agency) regulations on membership standards;

▪Our ability to declare dividends or to pay dividends at rates consistent with past practices;

▪Soundness of other financial institutions, including FHLBank members, nonmember borrowers, and the other FHLBanks;

▪Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by reverse repurchase and derivative counterparties;

▪Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

▪The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

▪Our ability to keep pace with technological changes and the ability of the FHLBank to develop and support technology and information systems, including the ability to access the internet and internet-based systems and services, sufficient to effectively manage the risks of the FHLBank’s business;

▪The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the FHLBank has joint and several liability;

▪Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;

▪Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections; and

▪The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

1“Mortgage Partnership Finance,” “MPF” and eMPF” are registered trademarks of the Federal Home Loan Bank of Chicago.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$962,845	$369,997
Interest-bearing deposits	2,524	455
Securities purchased under agreements to resell (Note 11)	600,000	1,999,288
Federal funds sold	545,000	850,000

Investment securities:
Trading securities (Note 3)	3,502,694	2,764,918
Held-to-maturity securities[1] (Note 3)	5,678,720	5,159,750
Total investment securities	9,181,414	7,924,668

Advances (Notes 4, 6)	18,805,283	16,573,348

Mortgage loans held for portfolio:
Mortgage loans held for portfolio (Note 5)	5,919,268	5,945,933
Less allowance for credit losses on mortgage loans (Note 6)	(6,891)	(5,416)
Mortgage loans held for portfolio, net	5,912,377	5,940,517

Accrued interest receivable	63,721	77,445
Premises, software and equipment, net	11,055	8,874
Derivative assets (Notes 7, 11)	14,611	25,166
Other assets	45,939	48,869

TOTAL ASSETS	$36,144,769	$33,818,627

LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing (Note 8)	$720,958	$1,117,627
Non-interest-bearing (Note 8)	36,258	64,330
Total deposits	757,216	1,181,957

Consolidated obligations, net:
Discount notes (Note 9)	12,185,294	8,669,059
Bonds (Note 9)	21,055,434	21,973,902
Total consolidated obligations, net	33,240,728	30,642,961

Mandatorily redeemable capital stock (Note 12)	5,184	5,665
Accrued interest payable	81,191	81,801
Affordable Housing Program (Note 10)	33,229	31,198
Derivative liabilities (Notes 7, 11)	129,526	123,414
Other liabilities	84,431	31,150

TOTAL LIABILITIES	34,331,505	32,098,146

Commitments and contingencies (Note 16)

1Fair value: $5,674,693 and $5,192,330 as of September 30, 2013 and December 31, 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited (continued)
(In thousands, except par value)
	September 30,	December 31,
	2013	2012
Capital:
Capital stock outstanding - putable:
Class A ($100 par value; 4,274 and 4,053 shares issued and outstanding) (Note 12)	$427,441	$405,304
Class B ($100 par value; 8,682 and 8,592 shares issued and outstanding) (Note 12)	868,228	859,152
Total capital stock	1,295,669	1,264,456

Retained earnings:
Unrestricted	494,303	453,346
Restricted	44,347	27,936
Total retained earnings	538,650	481,282

Accumulated other comprehensive income (loss) (Note 13)	(21,055)	(25,257)

TOTAL CAPITAL	1,813,264	1,720,481

TOTAL LIABILITIES AND CAPITAL	$36,144,769	$33,818,627

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest-bearing deposits	$56	$135	$257	$367
Securities purchased under agreements to resell	42	661	821	1,574
Federal funds sold	285	384	989	881
Trading securities	14,285	16,980	42,483	53,590
Held-to-maturity securities	14,408	17,101	44,222	54,862
Advances	30,689	37,170	93,736	113,344
Prepayment fees on terminated advances	287	693	3,529	3,933
Mortgage loans held for portfolio	48,675	49,572	145,050	145,633
Other	409	443	1,252	1,397
Total interest income	109,136	123,139	332,339	375,581

INTEREST EXPENSE:
Deposits	179	331	768	1,162
Consolidated obligations:
Discount notes	2,041	2,859	6,746	6,261
Bonds	52,319	66,843	166,037	201,493
Mandatorily redeemable capital stock (Note 12)	6	8	19	35
Other	45	34	121	145
Total interest expense	54,590	70,075	173,691	209,096

NET INTEREST INCOME	54,546	53,064	158,648	166,485
Provision for credit losses on mortgage loans (Note 6)	530	1,062	2,061	2,518
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	54,016	52,002	156,587	163,967

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	(5)	(13)	(19)	(5,105)
Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)	(295)	(189)	(433)	3,682
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(300)	(202)	(452)	(1,423)
Net gain (loss) on trading securities (Note 3)	(6,768)	(4,447)	(37,687)	(15,894)
Net gain (loss) on derivatives and hedging activities (Note 7)	(5,592)	(6,122)	2,875	(24,228)
Standby bond purchase agreement commitment fees	1,408	1,211	3,774	3,474
Letters of credit fees	736	715	2,298	2,394
Other	685	71	1,613	1,338
Total other income (loss)	(9,831)	(8,774)	(27,579)	(34,339)

OTHER EXPENSES:
Compensation and benefits	6,879	7,286	20,208	22,190
Other operating	3,364	2,817	10,206	9,046
Finance Agency	481	738	1,698	2,380
Office of Finance	622	466	1,844	1,661
Other	1,084	897	3,872	3,548
Total other expenses	12,430	12,204	37,828	38,825

INCOME BEFORE ASSESSMENTS	31,755	31,024	91,180	90,803

Affordable Housing Program assessments (Note 10)	3,176	3,103	9,120	9,084

NET INCOME	$28,579	$27,921	$82,060	$81,719

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three-month Period Ended September 30,		Nine-month Period Ended September 30,
	2013	2012	2013	2012
Net income	$28,579	$27,921	$82,060	$81,719

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(5)	(13)	(19)	(4,634)
Reclassification of non-credit portion included in net income	300	202	452	952
Accretion of non-credit portion	738	1,449	3,467	4,628
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,033	1,638	3,900	946

Defined benefit pension plan:
Amortization of net loss	101	126	302	378

Total other comprehensive income (loss)	1,134	1,764	4,202	1,324

TOTAL COMPREHENSIVE INCOME	$29,713	$29,685	$86,262	$83,043

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	38	3,790	3,164	316,455	3,202	320,245					320,245
Repurchase/redemption of capital stock	(680)	(68,021)	(159)	(15,890)	(839)	(83,911)					(83,911)
Comprehensive income (loss)							65,375	16,344	81,719	1,324	83,043
Net reclassification of shares to mandatorily redeemable capital stock	(558)	(55,790)	(1,852)	(185,200)	(2,410)	(240,990)					(240,990)
Net transfer of shares between Class A and Class B	156	15,624	(156)	(15,624)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(215)		(215)		(215)
Stock issued			223	22,250	223	22,250	(22,250)		(22,250)		-
BALANCE SEPTEMBER 30, 2012	4,329	$432,907	9,125	$912,514	13,454	$1,345,421	$438,498	$22,217	$460,715	$(26,517)	$1,779,619

										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	8	827	3,858	385,857	3,866	386,684					386,684
Repurchase/redemption of capital stock	(1,594)	(159,414)	(134)	(13,385)	(1,728)	(172,799)					(172,799)
Comprehensive income (loss)							65,649	16,411	82,060	4,202	86,262
Net reclassification of shares to mandatorily redeemable capital stock	(290)	(28,973)	(1,782)	(178,177)	(2,072)	(207,150)					(207,150)
Net transfer of shares between Class A and Class B	2,097	209,697	(2,097)	(209,697)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(214)		(214)		(214)
Stock issued			245	24,478	245	24,478	(24,478)		(24,478)		-
BALANCE SEPTEMBER 30, 2013	4,274	$427,441	8,682	$868,228	12,956	$1,295,669	$494,303	$44,347	$538,650	$(21,055)	$1,813,264

1	Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine-month Period Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,060	$81,719
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(22,913)	(19,207)
Concessions on consolidated obligations	4,956	14,235
Premiums and discounts on investments, net	(1,178)	(1,568)
Premiums, discounts and commitment fees on advances, net	(11,375)	(9,627)
Premiums, discounts and deferred loan costs on mortgage loans, net	16,772	13,834
Fair value adjustments on hedged assets or liabilities	11,436	13,759
Premises, software and equipment	1,470	1,640
Other	302	378
Provision for credit losses on mortgage loans	2,061	2,518
Non-cash interest on mandatorily redeemable capital stock	18	33
Net other-than-temporary impairment losses on held-to-maturity securities	452	1,423
Net realized (gain) loss on disposals of premises, software and equipment	(19)	614
Other (gains) losses	114	238
Net (gain) loss on trading securities	37,687	15,894
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	11,963	43,333
(Increase) decrease in accrued interest receivable	13,766	13,565
Change in net accrued interest included in derivative assets	(213)	(23,053)
(Increase) decrease in other assets	2,048	3,667
Increase (decrease) in accrued interest payable	(612)	(6,154)
Change in net accrued interest included in derivative liabilities	(16,832)	5,517
Increase (decrease) in Affordable Housing Program liability	2,031	(1,070)
Increase (decrease) in other liabilities	(862)	230
Total adjustments	51,072	70,199
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	133,132	151,918

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	99,746	(19,834)
Net (increase) decrease in securities purchased under resale agreements	1,399,288	(1,749,125)
Net (increase) decrease in Federal funds sold	305,000	(5,000)
Net (increase) decrease in short-term trading securities	(539,914)	1,057,829
Proceeds from maturities of and principal repayments on long-term trading securities	264,772	458,045
Purchases of long-term trading securities	(500,279)	(399,975)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,185,321	1,289,419
Purchases of long-term held-to-maturity securities	(1,645,872)	(1,317,566)
Principal collected on advances	54,345,379	26,052,711
Advances made	(56,722,373)	(26,572,683)
Principal collected on mortgage loans	1,029,054	1,091,003
Purchase or origination of mortgage loans	(1,030,602)	(2,013,700)
Proceeds from sale of foreclosed assets	3,556	6,722
Principal collected on other loans made	1,469	1,374
Proceeds from sale of premises, software and equipment	47	24
Purchases of premises, software and equipment	(3,679)	(862)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,809,087)	(2,121,618)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited (continued)
(In thousands)
	Nine-month Period Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(419,122)	$331,646
Net proceeds from issuance of consolidated obligations:
Discount notes	72,658,386	53,760,905
Bonds	6,361,367	15,924,786
Payments for maturing and retired consolidated obligations:
Discount notes	(69,141,787)	(53,438,855)
Bonds	(7,146,000)	(14,406,300)
Net increase (decrease) in overnight loans from other FHLBanks	-	(35,000)
Net increase (decrease) in other borrowings	-	(5,000)
Proceeds from financing element derivatives	170	-
Net interest payments received (paid) for financing derivatives	(50,233)	(57,486)
Proceeds from issuance of capital stock	386,684	320,245
Payments for repurchase/redemption of capital stock	(172,799)	(83,911)
Payments for repurchase of mandatorily redeemable capital stock	(207,649)	(243,074)
Cash dividends paid	(214)	(215)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,268,803	2,067,741
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	592,848	98,041
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,997	116,041
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$962,845	$214,082

Supplemental disclosures:
Interest paid	$182,984	$210,765

Affordable Housing Program payments	$7,298	$10,400

Net transfers of mortgage loans to real estate owned	$4,724	$5,770

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA

Notes to Financial Statements – Unaudited

September 30, 2013

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the Financial Accounting Standards Board (FASB) issued an amendment which allows the overnight Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark rate for hedge accounting purposes.  Previously, only U.S. Treasury rates (UST) and the London Interbank Offered Rate (LIBOR) swap rate were allowable benchmark rates. The amended guidance also removes the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not materially impact the FHLBank’s financial condition, results of operations or cash flows.

Joint and Several Liability: In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about these obligations. This guidance is effective for interim and annual periods beginning on or after December 15, 2013 (January 1, 2014 for the FHLBank) and should be applied retrospectively to obligations with joint and several liabilities existing at the beginning of an entity’s fiscal year of adoption. The FHLBank does not expect this new guidance to have a material effect on its financial condition, results of operations or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of September 30, 2013 are summarized in the following table (in thousands):

	09/30/2013
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$324,963	$-	$-	$-	$-	$-	$-
Certificates of deposit	599,967	-	-	-	-	-	-
U.S. Treasury obligations	24,996	-	-	-	-	-	-
Government-sponsored enterprise obligations[1,2]	2,367,514	-	-	-	-	-	-
State or local housing agency obligations	-	66,149	-	66,149	39	8,711	57,477
Non-mortgage-backed securities	3,317,440	66,149	-	66,149	39	8,711	57,477
Mortgage-backed securities:
U.S. obligation residential[3]	1,138	72,377	-	72,377	223	191	72,409
Government-sponsored enterprise residential[4]	184,116	5,197,530	-	5,197,530	22,920	22,323	5,198,127
Private-label mortgage-backed securities:
Residential loans	-	341,493	16,763	358,256	3,175	17,634	343,797
Home equity loans	-	1,171	184	1,355	1,528	-	2,883
Mortgage-backed securities	185,254	5,612,571	16,947	5,629,518	27,846	40,148	5,617,216
TOTAL	$3,502,694	$5,678,720	$16,947	$5,695,667	$27,885	$48,859	$5,674,693

1Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit), and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008 with the Finance Agency named as conservator.

2See Note 18 for transactions with other FHLBanks.

3Represents mortgage-backed securities (MBS) issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

4Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2012 are summarized in the following table (in thousands):

	12/31/2012
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$59,996	$-	$-	$-	$-	$-	$-
Certificates of deposit	325,006	-	-	-	-	-	-
Government-sponsored enterprise obligations[1,2]	2,126,327	-	-	-	-	-	-
State or local housing agency obligations	-	69,442	-	69,442	170	8,686	60,926
Non-mortgage-backed securities	2,511,329	69,442	-	69,442	170	8,686	60,926
Mortgage-backed securities:
U.S obligation residential[3]	1,277	85,484	-	85,484	650	-	86,134
Government-sponsored enterprise residential[4]	252,312	4,509,121	-	4,509,121	39,571	1,034	4,547,658
Private-label mortgage-backed securities:
Residential loans	-	494,631	20,649	515,280	5,433	25,522	495,191
Home equity loans	-	1,072	197	1,269	1,155	3	2,421
Mortgage-backed securities	253,589	5,090,308	20,846	5,111,154	46,809	26,559	5,131,404
TOTAL	$2,764,918	$5,159,750	$20,846	$5,180,596	$46,979	$35,245	$5,192,330

1Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

2See Note 18 for transactions with other FHLBanks.

3Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

4Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The amortized cost of the FHLBank’s MBS/asset-backed securities (ABS) included credit losses, OTTI-related accretion adjustments and purchase premiums and discounts netting to discount amounts of $3,396,000 and $6,547,000 as of September 30, 2013 and December 31, 2012, respectively.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of September 30, 2013. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	09/30/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$7,650	$254	$39,573	$8,457	$47,223	$8,711
Non-mortgage-backed securities	7,650	254	39,573	8,457	47,223	8,711
Mortgage-backed securities:
U.S. obligation residential[1]	64,377	191	-	-	64,377	191
Government-sponsored enterprise residential[2]	2,440,019	21,709	143,481	614	2,583,500	22,323
Private-label mortgage-backed securities:
Residential loans	17,719	58	183,906	17,576	201,625	17,634
Mortgage-backed securities	2,522,115	21,958	327,387	18,190	2,849,502	40,148
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,529,765	$22,212	$366,960	$26,647	$2,896,725	$48,859

__________

1Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

2Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The following table summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2012. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

	12/31/2012
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$-	$-	$40,719	$8,686	$40,719	$8,686
Non-mortgage-backed securities	-	-	40,719	8,686	40,719	8,686
Mortgage-backed securities:
Government-sponsored enterprise residential[1]	338,126	829	126,814	205	464,940	1,034
Private-label mortgage-backed securities:
Residential loans	5,830	8	246,641	25,514	252,471	25,522
Home equity loans	-	-	53	3	53	3
Mortgage-backed securities	343,956	837	373,508	25,722	717,464	26,559
TOTAL TEMPORARILY IMPAIRED SECURITIES	$343,956	$837	$414,227	$34,408	$758,183	$35,245

__________

1Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2013 and December 31, 2012 are shown in the following table (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	09/30/2013			12/31/2012
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	21,355	21,355	19,603	22,780	22,780	20,741
Due after 10 years	44,794	44,794	37,874	46,662	46,662	40,185
Non-mortgage-backed securities	66,149	66,149	57,477	69,442	69,442	60,926
Mortgage-backed securities	5,629,518	5,612,571	5,617,216	5,111,154	5,090,308	5,131,404
TOTAL	$5,695,667	$5,678,720	$5,674,693	$5,180,596	$5,159,750	$5,192,330

Interest Rate Payment Terms: The following table details interest rate payment terms for the amortized cost of held-to-maturity securities as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013	12/31/2012
Non-mortgage-backed securities:
Fixed rate	$14,794	$16,662
Variable rate	51,355	52,780
Non-mortgage-backed securities	66,149	69,442

Mortgage-backed securities:
Pass-through securities:
Fixed rate	101	170
Variable rate	1,305,133	595,078
Collateralized mortgage obligations:
Fixed rate	572,842	687,770
Variable rate	3,751,442	3,828,136
Mortgage-backed securities	5,629,518	5,111,154
TOTAL	$5,695,667	$5,180,596

Gains and Losses: Net gains (losses) on trading securities during the three- and nine-month periods ended September 30, 2013 and 2012 were as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Net gains (losses) on trading securities held as of September 30, 2013	$(6,784)	$(1,880)	$(37,250)	$(6,333)
Net gains (losses) on trading securities sold or matured prior to September 30, 2013	16	(2,567)	(437)	(9,561)
NET GAIN (LOSS) ON TRADING SECURITIES	$(6,768)	$(4,447)	$(37,687)	$(15,894)

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0 percent to an increase of 8.0 percent over the twelve-month period beginning July 1, 2013. For the vast majority of markets, the short-term housing price forecast has changes ranging from a decrease of 1.0 percent to an increase of 7.0 percent. Thereafter, home prices were projected to recover using one of five different recovery paths. The following table presents projected home price recovery by months as of September 30, 2013:

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

For those securities for which an OTTI was determined to have occurred as of September 30, 2013 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), the following tables present a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Private-label residential MBS
Year of	Significant Inputs			Current Credit
Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancements
Prime:
2004 and prior	13.4%	10.5%	32.1%	25.5%
2005	9.1	11.0	34.5	2.7
2006	8.2	12.1	36.7	1.1
Total Prime	8.6	11.7	35.9	2.2

Alt-A:
2004 and prior	9.9	14.0	36.4	11.9
2005	9.7	13.2	38.2	5.2
Total Alt-A	9.8	13.7	37.1	9.2

TOTAL	9.6%	13.3%	36.9%	7.8%

Home Equity Loan ABS
Year of	Significant Inputs			Current Credit
Securitization	Prepayment Rates	Default Rates	Loss Severities	Enhancements
Subprime:
2004 and prior	1.1%	6.0%	93.4%	10.9%

For the 28 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of September 30, 2013 are as follows (in thousands):

	09/30/2013
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$20,541	$19,562	$18,079	$19,498
Alt-A	76,615	69,970	54,690	63,943
Total private-label residential MBS	97,156	89,532	72,769	83,441

Home equity loans:
Subprime	3,444	1,355	1,171	2,883
TOTAL	$100,600	$90,887	$73,940	$86,324

The following table presents a roll-forward of OTTI activity for the three- and nine-month periods ended September 30, 2013 and 2012 related to credit losses recognized in earnings (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Balance, beginning of period	$10,169	$11,198	$10,968	$10,342
Additional charge on securities for which OTTI was not previously recognized[1]	-	1	-	270
Additional charge on securities for which OTTI was previously recognized[1]	300	201	452	1,153
Realized principal losses on securities paid down during the period	(94)	(48)	(300)	(48)
Amortization of credit component of OTTI[2]	(762)	(241)	(1,507)	(606)
Balance, end of period	$9,613	$11,111	$9,613	$11,111

1For the three-month periods ended September 30, 2013 and 2012, securities previously impaired represent all securities that were impaired prior to July 1, 2013 and 2012, respectively. For the nine-month periods ended September 30, 2013 and 2012, securities previously impaired represent all securities that were impaired prior to January 1, 2013 and 2012, respectively.

2The FHLBank amortizes the credit component based on estimated cash flows prospectively up to the amount of expected principal to be recovered. The discounted cash flows will move from the discounted loss value to the ultimate principal to be written off at the projected date of loss. If the expected cash flows improve, the amount of expected loss decreases which causes a corresponding decrease in the calculated amortization. Based on the level of improvement in the cash flows, the amortization could become a positive adjustment to income.

As of September 30, 2013, the fair value of a portion of the FHLBank’s held-to-maturity securities portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 30 years. Variable rate advances generally have maturities ranging from overnight to 30 years, where the interest rates reset periodically at a fixed spread to LIBOR or other specified index. As of September 30, 2013 and December 31, 2012, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0.12 percent to 8.01 percent, respectively. The following table presents advances summarized by year of contractual maturity as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,506,921	0.59%	$3,433,058	1.11%
Due after one year through two years	1,994,945	1.88	1,454,725	2.39
Due after two years through three years	1,410,297	2.24	1,691,471	1.88
Due after three years through four years	1,936,574	2.71	1,757,905	1.99
Due after four years through five years	1,903,255	2.59	2,529,511	2.84
Thereafter	4,751,830	1.05	5,241,927	1.36
Total par value	18,503,822	1.40%	16,108,597	1.76%
Discounts	(36,625)		(29,767)
Hedging adjustments[1]	338,086		494,518
TOTAL	$18,805,283		$16,573,348

1

See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2013 and December 31, 2012 include callable advances totaling $5,028,525,000 and $5,429,171,000, respectively. Of these callable advances, there were $4,903,793,000 and $5,300,793,000 of variable rate advances as of September 30, 2013 and December 31, 2012, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of September 30, 2013 and December 31, 2012, the FHLBank had convertible advances outstanding totaling $1,774,517,000 and $2,079,092,000, respectively.

The following table presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of September 30, 2013 and December 31, 2012 (in thousands):

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	09/30/2013	12/31/2012	09/30/2013	12/31/2012
Due in one year or less	$11,194,596	$8,483,653	$8,218,063	$5,430,875
Due after one year through two years	1,636,856	1,335,481	1,919,345	1,412,850
Due after two years through three years	1,162,039	1,346,362	1,265,047	1,593,371
Due after three years through four years	1,546,716	1,094,410	1,500,974	1,606,405
Due after four years through five years	1,545,654	2,033,422	1,033,963	1,534,569
Thereafter	1,417,961	1,815,269	4,566,430	4,530,527
TOTAL PAR VALUE	$18,503,822	$16,108,597	$18,503,822	$16,108,597

Interest Rate Payment Terms: The following table details additional interest rate payment terms for advances as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013	12/31/2012
Fixed rate:
Due in one year or less	$1,607,542	$1,301,041
Due after one year	7,181,459	7,495,446
Total fixed rate	8,789,001	8,796,487
Variable rate:
Due in one year or less	4,899,378	2,132,017
Due after one year	4,815,443	5,180,093
Total variable rate	9,714,821	7,312,110
TOTAL PAR VALUE	$18,503,822	$16,108,597

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

Mortgage Loans Held for Portfolio: The following table presents information as of September 30, 2013 and December 31, 2012 on mortgage loans held for portfolio (in thousands):

	09/30/2013	12/31/2012
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,629,537	$1,711,275
Fixed rate, long-term, single-family mortgages	4,190,536	4,126,471
Total unpaid principal balance	5,820,073	5,837,746
Premiums	95,750	98,887
Discounts	(3,872)	(4,483)
Deferred loan costs, net	1,145	1,549
Other deferred fees	(227)	(312)
Hedging adjustments[2]	6,399	12,546
Total before Allowance for Credit Losses on Mortgage Loans	5,919,268	5,945,933
Allowance for Credit Losses on Mortgage Loans	(6,891)	(5,416)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,912,377	$5,940,517

1	Medium-term defined as a term of 15 years or less at origination.
[2]

See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The following table presents information as of September 30, 2013 and December 31, 2012 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

	09/30/2013	12/31/2012
Conventional loans	$5,170,524	$5,152,461
Government-guaranteed or insured loans	649,549	685,285
TOTAL UNPAID PRINCIPAL BALANCE	$5,820,073	$5,837,746

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of September 30, 2013 and December 31, 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2013 and December 31, 2012, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three- and nine-month periods ended September 30, 2013 and 2012.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of September 30, 2013 and December 31, 2012, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 16.

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
▪

First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s credit enhancement (CE) obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of September 30, 2013 and December 31, 2012, the FHLBank’s exposure under the FLA was $32,612,000 and $30,313,000, respectively.

▪

CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $2,762,000 and $2,113,000 as of September 30, 2013 and December 31, 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of September 30, 2013 and December 31, 2012, CE obligations available to cover losses in excess of the FLA were $360,163,000 and $312,994,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. Performance-based fees may be withheld to cover losses allocated to the FHLBank. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. The following table presents net CE fees paid to participating members for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Gross CE fees paid to PFIs	$1,221	$1,134	$3,640	$3,207
Performance-based CE fees recovered from PFIs	(39)	(42)	(125)	(132)
Net CE fees paid	$1,182	$1,092	$3,515	$3,075

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

Roll-forward of Allowance for Credit Losses: As of September 30, 2013, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. The following table presents a roll-forward of the allowance for credit losses for the three- and nine-month periods ended September 30, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2013 (in thousands):

	09/30/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$6,590	$-	$-	$-	$6,590
Charge-offs	(229)	-	-	-	(229)
Provision for credit losses	530	-	-	-	530
Balance, end of three-month period	$6,891	$-	$-	$-	$6,891

Balance, beginning of nine-month period	$5,416	$-	$-	$-	$5,416
Charge-offs	(586)	-	-	-	(586)
Provision for credit losses	2,061	-	-	-	2,061
Balance, end of nine-month period	$6,891	$-	$-	$-	$6,891

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$6,891	$-	$-	$-	$6,891

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$-	$-	$18,826,525	$24,049	$18,850,574
Collectively evaluated for impairment	$5,280,393	$667,431	$-	$-	$5,947,824

__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
[2]

The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]	No financing receivables individually evaluated for impairment were determined to be impaired.

The following table presents a roll-forward of the allowance for credit losses for the three- and nine-month periods ended September 30, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2012 (in thousands):

	09/30/2012
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$4,443	$-	$-	$-	$4,443
Charge-offs	(70)	-	-	-	(70)
Provision for credit losses	1,062	-	-	-	1,062
Balance, end of three-month period	$5,435	$-	$-	$-	$5,435

Balance, beginning of nine-month period	$3,473	$-	$-	$-	$3,473
Charge-offs	(556)	-	-	-	(556)
Provision for credit losses	2,518	-	-	-	2,518
Balance, end of nine-month period	$5,435	$-	$-	$-	$5,435

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$5,435	$-	$-	$-	$5,435

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$-	$-	$17,940,917	$26,003	$17,966,920
Collectively evaluated for impairment	$5,162,990	$708,333	$-	$-	$5,871,323

___________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
[2]

The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]	No financing receivables individually evaluated for impairment were determined to be impaired.

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

The following table summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2013 (dollar amounts in thousands):

	09/30/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$30,187	$18,749	$-	$-	$48,936
Past due 60-89 days delinquent	6,039	5,546	-	-	11,585
Past due 90 days or more delinquent	17,037	7,932			24,969
Total past due	53,263	32,227	-	-	85,490
Total current loans	5,227,130	635,204	18,826,525	24,049	24,712,908
Total recorded investment	$5,280,393	$667,431	$18,826,525	$24,049	$24,798,398

Other delinquency statistics:
In process of foreclosure, included above[3]	$8,316	$2,474	$-	$-	$10,790
Serious delinquency rate[4]	0.3%	1.2%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$7,932	$-	$-	$7,932
Loans on non-accrual status[5]	$20,787	$-	$-	$-	$20,787

__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
[2]

The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]

Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

[4]	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
[5]

Loans on non-accrual status include $1,504,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The following table summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2012 (dollar amounts in thousands):

	12/31/2012
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$24,954	$16,990	$-	$-	$41,944
Past due 60-89 days delinquent	8,016	5,787	-	-	13,803
Past due 90 days or more delinquent	21,576	8,177	-	-	29,753
Total past due	54,546	30,954	-	-	85,500
Total current loans	5,215,637	674,255	16,597,209	25,527	22,512,628
Total recorded investment	$5,270,183	$705,209	$16,597,209	$25,527	$22,598,128

Other delinquency statistics:
In process of foreclosure, included above[3]	$11,593	$3,085	$-	$-	$14,678
Serious delinquency rate[4]	0.4%	1.2%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$8,176	$-	$-	$8,176
Loans on non-accrual status[5]	$25,300	$-	$-	$-	$25,300

__________

1	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
[2]

The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]

Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

[4]	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.
[5]

Loans on non-accrual status include $1,286,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

The FHLBank had $4,946,000 and $3,915,000 classified as real estate owned recorded in other assets as of September 30, 2013 and December 31, 2012, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its funding sources that finance these assets. The goal of the FHLBank’s interest-rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLBank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources.

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

The FHLBank transacts most of its derivatives with large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The Clearinghouse notifies the clearing agent of the required initial margin and the clearing agent notifies the FHLBank of the required initial and variation margin. The FHLBank is not a derivatives dealer and thus does not trade derivatives for short-term profit.

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

The following table represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013			12/31/2012
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$11,517,731	$151,149	$385,343	$12,360,157	$218,909	$493,515
Interest rate caps/floors	247,000	-	3,089	247,000	-	4,429
Total fair value hedges	11,764,731	151,149	388,432	12,607,157	218,909	497,944

Economic hedges:
Interest rate swaps	4,741,820	2,295	121,361	5,806,320	7,607	166,890
Interest rate caps/floors	4,862,800	37,285	95	5,872,800	29,761	62
Mortgage delivery commitments	72,075	1,358	14	106,355	102	96
Total economic hedges	9,676,695	40,938	121,470	11,785,475	37,470	167,048
TOTAL	$21,441,426	192,087	509,902	$24,392,632	256,379	664,992
Netting adjustments[1]		(151,737)	(151,737)		(204,209)	(204,209)
Cash collateral		(25,739)	(228,639)		(27,004)	(337,369)
DERIVATIVE ASSETS AND LIABILITIES		$14,611	$129,526		$25,166	$123,414

1Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing agent and/or counterparty.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three- and nine-month periods ended September 30, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and hedging activities as follows (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$856	$(797)	$(4,441)	$(89)
Total net gain (loss) related to fair value hedge ineffectiveness	856	(797)	(4,441)	(89)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	5,524	5,099	31,116	17,085
Interest rate caps/floors	(3,908)	(5,210)	7,514	(23,991)
Net interest settlements	(9,966)	(9,086)	(28,352)	(25,787)
Mortgage delivery commitments	1,903	3,876	(2,945)	8,566
Intermediary transactions:
Interest rate swaps	(1)	(4)	(17)	(12)
Total net gain (loss) related to derivatives not designated as hedging instruments	(6,448)	(5,325)	7,316	(24,139)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(5,592)	$(6,122)	$2,875	$(24,228)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended September 30, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Three-month Period Ended
	09/30/2013				09/30/2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$10,788	$(10,509)	$279	$(38,948)	$(9,545)	$9,501	$(44)	$(45,799)
Consolidated obligation bonds	(6,137)	6,714	577	28,297	(13,108)	12,355	(753)	32,178
TOTAL	$4,651	$(3,795)	$856	$(10,651)	$(22,653)	$21,856	$(797)	$(13,621)

1The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine-month periods ended September 30, 2013 and 2012, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as follows (in thousands):

	Nine-month Period Ended
	09/30/2013				09/30/2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$145,881	$(143,497)	$2,384	$(119,789)	$3,052	$(2,769)	$283	$(140,548)
Consolidated obligation bonds	(122,886)	116,061	(6,825)	81,098	(36,734)	36,382	(352)	110,767
Consolidated obligation discount notes	-	-	-	-	114	(134)	(20)	12
TOTAL	$22,995	$(27,436)	$(4,441)	$(38,691)	$(33,568)	$33,479	$(89)	$(29,769)

1The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

For cleared derivatives, the Clearinghouse is the FHLBank’s counterparty. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives. The FHLBank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearinghouse or the FHLBank’s clearing agent, or both. Based on this analysis, the FHLBank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $24,877,000 and $28,512,000 as of September 30, 2013 and December 31, 2012, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of September 30, 2013 and December 31, 2012 was $358,056,000 and $460,626,000, respectively, for which the FHLBank has posted collateral with a fair value of $228,639,000 and $337,369,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $94,050,000 and $93,770,000 of collateral to its derivative counterparties as of September 30, 2013 and December 31, 2012.

The FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

The FHLBank offers demand and overnight deposit programs to its members and to other qualifying non-members. In addition, the FHLBank offers short-term deposit programs to members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of such funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.” The following table details the types of deposits held by the FHLBank as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013	12/31/2012
Interest-bearing:
Demand	$188,858	$253,527
Overnight	511,100	824,200
Term	21,000	39,900
Total interest-bearing	720,958	1,117,627

Non-interest-bearing:
Demand	1,295	360
Other	34,963	63,970
Total non-interest-bearing	36,258	64,330
TOTAL DEPOSITS	$757,216	$1,181,957

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

Consolidated Obligation Bonds: The following table presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,473,500	0.85%	$6,989,000	1.14%
Due after one year through two years	2,717,500	0.85	3,774,700	1.18
Due after two years through three years	1,608,150	1.88	1,553,000	1.32
Due after three years through four years	1,253,500	1.96	1,244,650	2.21
Due after four years through five years	1,520,690	2.31	1,476,000	2.74
Thereafter	6,424,600	2.19	6,749,900	2.45
Total par value	20,997,940	1.51%	21,787,250	1.74%
Premium	39,917		54,585
Discounts	(4,478)		(5,479)
Hedging adjustments[1]	22,055		137,546
TOTAL	$21,055,434		$21,973,902

1See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2013 and December 31, 2012 includes callable bonds totaling $8,224,500,000 and $8,461,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. The following table summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2013 and December 31, 2012 (in thousands):

Year of Maturity or Next Call Date	09/30/2013	12/31/2012
Due in one year or less	$15,373,000	$14,900,000
Due after one year through two years	2,947,500	3,847,700
Due after two years through three years	1,140,150	1,024,000
Due after three years through four years	624,500	809,650
Due after four years through five years	586,190	688,000
Thereafter	326,600	517,900
TOTAL PAR VALUE	$20,997,940	$21,787,250

The following table summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013	12/31/2012
Fixed rate	$12,510,440	$13,507,250
Variable rate	6,165,000	6,010,000
Step up/step down	2,252,500	2,270,000
Range	70,000	-
TOTAL PAR VALUE	$20,997,940	$21,787,250

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

The following table summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

	Book Value	Par Value	Weighted Average Interest Rate
September 30, 2013	$12,185,294	$12,186,147	0.05%

December 31, 2012	$8,669,059	$8,670,442	0.12%

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

The following table details the change in the AHP liability for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Appropriated and reserved AHP funds as of the beginning of the period	$32,501	$29,152	$31,198	$31,392
AHP set aside based on current year income	3,176	3,103	9,120	9,084
Direct grants disbursed	(2,547)	(2,061)	(7,298)	(10,400)
Recaptured funds[1]	99	128	209	246
Appropriated and reserved AHP funds as of the end of the period	$33,229	$30,322	$33,229	$30,322

1Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); (3) oversubsidized projects; or (4) unused grants.

NOTE 11 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

The FHLBank presents certain financial instruments on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements.

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

The following tables  present the fair value of financial assets, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2013 and December 31, 2012 (in thousands):

09/30/2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets	$192,087	$(177,476)	$14,611	$(1,386)	$13,225
Securities purchased under agreements to resell	600,000	-	600,000	(600,000)	-
TOTAL	$792,087	$(177,476)	$614,611	$(601,386)	$13,225

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

12/31/2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets	$256,379	$(231,213)	$25,166	$(278)	$24,888
Securities purchased under agreements to resell	1,999,288	-	1,999,288	(1,999,288)	-
TOTAL	$2,255,667	$(231,213)	$2,024,454	$(1,999,566)	$24,888

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

The following tables  present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2013 and December 31, 2012 (in thousands):

09/30/2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities	$509,902	$(380,376)	$129,526	$(109)	$129,417

1Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

12/31/2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities	$664,992	$(541,578)	$123,414	$(157)	$123,257

1Represents derivatives that are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

The following table illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2013 and December 31, 2012 (in thousands):

	09/30/2013		12/31/2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$437,434	$1,407,266	$300,742	$1,340,740
Total regulatory capital-to-asset ratio	4.0%	5.1%	4.0%	5.2%
Total regulatory capital	$1,445,791	$1,839,503	$1,352,745	$1,751,403
Leverage capital ratio	5.0%	7.0%	5.0%	7.2%
Leverage capital	$1,807,238	$2,543,135	$1,690,931	$2,421,772

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

The following table provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Balance at beginning of period	$5,410	$8,061	$5,665	$8,369
Capital stock subject to mandatory redemption reclassified from equity during the period	99,455	101,435	207,150	240,990
Redemption or repurchase of mandatorily redeemable capital stock during the period	(99,687)	(103,185)	(207,649)	(243,074)
Stock dividend classified as mandatorily redeemable capital stock during the period	6	7	18	33
Balance at end of period	$5,184	$6,318	$5,184	$6,318

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2013 and December 31, 2012 (in thousands). The year of redemption in the table is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Contractual Year of Repurchase	09/30/2013	12/31/2012
Year 1	$659	$-
Year 2	-	1
Year 3	303	303
Year 4	-	-
Year 5	83	-
Past contractual redemption date due to remaining activity[1]	4,139	5,361
TOTAL	$5,184	$5,665

1Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

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

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in AOCI for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Three-month Period Ended
	09/30/2013			09/30/2012
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance, beginning of period	$(17,979)	$(4,210)	$(22,189)	$(24,451)	$(3,830)	$(28,281)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(5)	-	(5)	(13)	-	(13)
Accretion of non-credit loss	738	-	738	1,449	-	1,449
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	300	-	300	202	-	202
Amortization of net loss - defined benefit pension plan	-	101	101	-	126	126
Net current period other comprehensive income (loss)	1,033	101	1,134	1,638	126	1,764
Balance, end of period	$(16,946)	$(4,109)	$(21,055)	$(22,813)	$(3,704)	$(26,517)

The following table summarizes the changes in AOCI for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Nine-month Period Ended
	09/30/2013			09/30/2012
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance, beginning of period	$(20,846)	$(4,411)	$(25,257)	$(23,759)	$(4,082)	$(27,841)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(19)	-	(19)	(4,634)	-	(4,634)
Accretion of non-credit loss	3,467	-	3,467	4,628	-	4,628
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI	452	-	452	952	-	952
Amortization of net loss - defined benefit pension plan	-	302	302	-	378	378
Net current period other comprehensive income (loss)	3,900	302	4,202	946	378	1,324
Balance, end of period	$(16,946)	$(4,109)	$(21,055)	$(22,813)	$(3,704)	$(26,517)

The following table presents details about reclassifications from AOCI for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands):

	Amounts Reclassified from AOCI for the
	Three-month Period Ended		Nine-month Period Ended		Affected Line Item in the
Details about AOCI Components	09/30/2013	09/30/2012	09/30/2013	09/30/2012	Statements of Income[1]
Reclassification on non-credit portion of OTTI losses on held-to-maturity securities	$300	$202	$452	$952	Other income (loss) - Portion of other-than-temporary impairment losses on held-to-maturity securities recognized in other comprehensive income (loss)
Amortization of defined benefit pension plan	$101	$126	$302	$378	Other expenses - Compensation and benefits

1Amounts represent debits  (decreases to other income (loss) or increases to other expenses) to the affected line items in the Statements of Income.

NOTE 14 – PENSION AND POSTRETIREMENT BENEFIT PLANS

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan.

Components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three- and nine-month periods ended September 30, 2013 and 2012 were (in thousands):

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Service cost	$120	$176	$361	$528
Interest cost	110	111	330	334
Amortization of net loss	101	126	302	378
NET PERIODIC POSTRETIREMENT BENEFIT COST	$331	$413	$993	$1,240

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2013 and December 31, 2012.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three- and nine-month periods ended September 30, 2013 and 2012.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of September 30, 2013 and December 31, 2012 are summarized in the following tables (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

	09/30/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$962,845	$962,845	$962,845	$-	$-	$-
Interest-bearing deposits	2,524	2,524	-	2,524	-	-
Securities purchased under agreements to resell	600,000	600,000	-	600,000	-	-
Federal funds sold	545,000	545,000	-	545,000	-	-
Trading securities	3,502,694	3,502,694	-	3,502,694	-	-
Held-to-maturity securities	5,678,720	5,674,693	-	5,270,536	404,157	-
Advances	18,805,283	18,854,946	-	18,854,946	-	-
Mortgage loans held for portfolio, net of allowance	5,912,377	6,032,727	-	6,032,727	-	-
Accrued interest receivable	63,721	63,721	-	63,721	-	-
Derivative assets	14,611	14,611	-	192,087	-	(177,476)
Liabilities:
Deposits	757,216	757,216	-	757,216	-	-
Consolidated obligation discount notes	12,185,294	12,185,276	-	12,185,276	-	-
Consolidated obligation bonds	21,055,434	20,886,320	-	20,886,320	-	-
Mandatorily redeemable capital stock	5,184	5,184	5,184	-	-	-
Accrued interest payable	81,191	81,191	-	81,191	-	-
Derivative liabilities	129,526	129,526	-	509,902	-	(380,376)
Other Asset (Liability):
Standby letters of credit	(879)	(879)	-	(879)	-	-
Standby bond purchase agreements	(322)	6,743	-	6,743	-	-
Standby credit facility	(60)	(60)	-	(60)	-	-

	12/31/2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$369,997	$369,997	$369,997	$-	$-	$-
Interest-bearing deposits	455	455	-	455	-	-
Securities purchased under agreements to resell	1,999,288	1,999,288		1,999,288
Federal funds sold	850,000	850,000	-	850,000	-	-
Trading securities	2,764,918	2,764,918	-	2,764,918	-	-
Held-to-maturity securities	5,159,750	5,192,330	-	4,633,792	558,538	-
Advances	16,573,348	16,714,319	-	16,714,319	-	-
Mortgage loans held for portfolio, net of allowance	5,940,517	6,256,905	-	6,256,905	-	-
Accrued interest receivable	77,445	77,445	-	77,445	-	-
Derivative assets	25,166	25,166	-	256,379	-	(231,213)
Liabilities:
Deposits	1,181,957	1,181,957	-	1,181,957	-	-
Consolidated obligation discount notes	8,669,059	8,669,327	-	8,669,327	-	-
Consolidated obligation bonds	21,973,902	22,189,631	-	22,189,631	-	-
Mandatorily redeemable capital stock	5,665	5,665	5,665	-	-	-
Accrued interest payable	81,801	81,801	-	81,801	-	-
Derivative liabilities	123,414	123,414	-	664,992	-	(541,578)
Other Asset (Liability):
Standby letters of credit	(1,039)	(1,039)	-	(1,039)	-	-
Standby bond purchase agreements	588	4,922	-	4,922	-	-

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

As of September 30, 2013, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

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

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings as of September 30, 2013 for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of September 30, 2013, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

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

Standby Credit Facility: The fair values of extensions to extend credit through the standby credit facility are based on the present value of future fees on existing agreements with fees determined using rates currently charged for similar agreements. The value of these commitments is recognized and recorded in other liabilities.

Fair Value Measurements: The following tables present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of September 30, 2013 and December 31, 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

	09/30/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$324,963	$-	$324,963	$-	$-
Certificates of deposit	599,967	-	599,967	-	-
U.S. Treasury obligations	24,996	-	24,996	-	-
Government-sponsored enterprise obligations[2,3]	2,367,514	-	2,367,514	-	-
U.S. obligation residential MBS[4]	1,138	-	1,138	-	-
Government-sponsored enterprise residential MBS[5]	184,116	-	184,116	-	-
Total trading securities	3,502,694	-	3,502,694	-	-

Derivative assets:
Interest-rate related	13,253	-	190,729	-	(177,476)
Mortgage delivery commitments	1,358	-	1,358	-	-
Total derivative assets	14,611	-	192,087	-	(177,476)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,517,305	$-	$3,694,781	$-	$(177,476)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$129,512	$-	$509,888	$-	$(380,376)
Mortgage delivery commitments	14	-	14	-	-
Total derivative liabilities	129,526	-	509,902	-	(380,376)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$129,526	$-	$509,902	$-	$(380,376)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$159	$-	$-	$159	$-
Real estate owned[7]	806	-	-	806	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$965	$-	$-	$965	$-

1Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same counterparties.

2Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3See Note 18 for transactions with other FHLBanks.

4Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

5Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

6Excludes impaired securities with carrying values less than their fair values at date of impairment.

7Includes real estate owned written down to fair value during the quarter ended September 30, 2013 and still outstanding as of September 30, 2013.

	12/31/2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$59,996	$-	$59,996	$-	$-
Certificates of deposit	325,006	-	325,006	-	-
Government-sponsored enterprise obligations[2,3]	2,126,327	-	2,126,327	-	-
U.S. obligation residential MBS[4]	1,277	-	1,277	-	-
Government-sponsored enterprise residential MBS[5]	252,312	-	252,312	-	-
Total trading securities	2,764,918	-	2,764,918	-	-

Derivative assets:
Interest-rate related	25,064	-	256,277	-	(231,213)
Mortgage delivery commitments	102	-	102	-	-
Total derivative assets	25,166	-	256,379	-	(231,213)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,790,084	$-	$3,021,297	$-	$(231,213)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$123,318	$-	$664,896	$-	$(541,578)
Mortgage delivery commitments	96	-	96	-	-
Total derivative liabilities	123,414	-	664,992	-	(541,578)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$123,414	$-	$664,992	$-	$(541,578)

Nonrecurring fair value measurements - Assets:
Real estate owned[6]	$540	$-	$-	$540	$-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$540	$-	$-	$540	$-

1Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same counterparties.

2Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

3See Note 18 for transactions with other FHLBanks.

4Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

5Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

6Includes real estate owned written down to fair value during the quarter ended December 31, 2012 and still outstanding as of December 31, 2012.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $687,541,078,000 and $657,444,451,000 as of September 30, 2013 and December 31, 2012, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of such loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of September 30, 2013, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2013 and December 31, 2012, off-balance sheet commitments were as follows (in thousands):

	09/30/2013			12/31/2012
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,258,199	$15,790	$2,273,989	$2,533,506	$21,332	$2,554,838
Standby credit facility commitments outstanding	50,000	-	50,000	-	-	-
Commitments for standby bond purchases	869,106	827,767	1,696,873	532,028	1,065,176	1,597,204
Commitments to fund or purchase mortgage loans	72,075	-	72,075	106,355	-	106,355
Commitments to issue consolidated bonds, at par	227,000	-	227,000	165,000	-	165,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of both September 30, 2013 and December 31, 2012, outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020.  Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $879,000 and $1,039,000 as of September 30, 2013 and December 31, 2012, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Standby credit facility (SCF) commitments legally bind and unconditionally obligate the FHLBank for additional advances to stockholders. These commitments are executed for members for a fee and are for terms of up to one year. Unearned fees are recorded in other liabilities and amounted to $60,000 as of September 30, 2013. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit or SCF commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2015, though some are renewable at the option of the FHLBank.  As of September 30, 2013, the total commitments for bond purchases were with two in-district and two out-of-district state housing authorities. As of December 31, 2012, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. The FHLBank was not required to purchase any bonds under these agreements during the three- and nine-month periods ended September 30, 2013 and 2012.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $1,344,000 and $6,000 as of September 30, 2013 and December 31, 2012, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: The following table presents information as of September 30, 2013 and December 31, 2012 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock. None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

09/30/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$134,782	15.5%	$135,282	10.4%

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$145,727	16.9%	$146,227	11.5%
Capitol Federal Savings Bank	KS	2,002	0.5	128,782	15.0	130,784	10.3
TOTAL		$2,502	0.6%	$274,509	31.9%	$277,011	21.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2012 are summarized in the following table (amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock.

	09/30/2013		12/31/2012		09/30/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$2,680,000	14.5%	$2,898,000	18.0%	$762	0.1%	$13	-%
Capitol Federal Savings Bank			2,550,000	15.8			1,247	0.1
	$2,680,000	14.5%	$5,448,000	33.8%	$762	0.1%	$1,260	0.1%

MidFirst Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three- and nine-month periods ended September 30, 2013. Additionally, MidFirst Bank and Capitol Federal Savings Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the three- and nine-month periods ended September 30, 2012.

Transactions with FHLBank Directors’ Financial Institutions: The following tables present information as of September 30, 2013 and December 31, 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

09/30/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$1,600	0.4%	$2,193	0.3%	$3,793	0.3%
Vision Bank, NA	OK	1,600	0.4	697	0.1	2,297	0.2
First State Bank Nebraska	NE	808	0.2	1,455	0.2	2,263	0.2
NebraskaLand National Bank	NE	643	0.2	1,417	0.2	2,060	0.2
Girard National Bank	KS	530	0.1	1,353	0.2	1,883	0.1
Citizens Bank & Trust Co.	OK	934	0.2	51	-	985	0.1
Points West Community Bank	NE	553	0.1	230	-	783	0.1
Points West Community Bank	CO	368	0.1	167	-	535	-
Fullerton National Bank	NE	37	-	381	-	418	-
Bankers' Bank of Kansas	KS	270	0.1	2	-	272	-
Bank of Estes Park	CO	221	-	1	-	222	-
First Security Bank	KS	104	-	85	-	189	-
Lisco State Bank	NE	35	-	71	-	106	-
TOTAL		$7,703	1.8%	$8,103	1.0%	$15,806	1.2%

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$500	0.1%	$5,700	0.7%	$6,200	0.5%
Girard National Bank	KS	623	0.2	3,728	0.4	4,351	0.3
Golden Belt Bank, FSA	KS	1,192	0.3	2,143	0.3	3,335	0.3
Vision Bank, NA	OK	2,000	0.5	956	0.1	2,956	0.2
First State Bank Nebraska	NE	510	0.1	1,715	0.2	2,225	0.2
Morgan Federal Bank	CO	907	0.2	1,162	0.1	2,069	0.2
NebraskaLand National Bank	NE	961	0.2	754	0.1	1,715	0.1
Citizens Bank & Trust Co.	OK	931	0.2	51	-	982	0.1
Bankers' Bank of Kansas, NA	KS	270	0.1	2	-	272	-
TOTAL		$7,894	1.9%	$16,211	1.9%	$24,105	1.9%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of September 30, 2013 and December 31, 2012 are summarized in the following table (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

	09/30/2013		12/31/2012		09/30/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
FirstBank	$53,275	0.3%	$38,000	0.2%	$3,862	0.5%	$7,252	0.6%
Vision Bank, NA	22,785	0.1	23,543	0.2	690	0.1	781	0.1
First State Bank Nebraska	32,834	0.2	33,867	0.2	127	-	866	0.1
NebraskaLand National Bank	30,300	0.2	11,000	0.1	63	-	76	-
Girard National Bank	36,118	0.2	37,514	0.2	2,499	0.4	2,333	0.2
Citizens Bank & Trust Co.	1,000	-	1,000	-	105	-	110	-
Points West Community Bank (NE)	10,500	0.1			55	-
Points West Community Bank (CO)	6,858	-			51	-
Fullerton National Bank	8,293	-			160	-
Bankers' Bank of Kansas	1,975	-	1,975	-	11	-	13	-
Bank of Estes Park	-	-			19	-
First Security Bank	2,198	-			62	-
Lisco State Bank	1,808	-			28	-
Golden Belt Bank, FSA			10,887	0.1			3,247	0.3
Morgan Federal Bank			11,800	0.1			6,224	0.5
TOTAL	$207,944	1.1%	$169,586	1.1%	$7,732	1.0%	$20,902	1.8%

The following table presents mortgage loans funded or acquired during the three- and nine-month periods ended September 30, 2013 and 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

	Three-month Period Ended				Nine-month Period Ended
	09/30/2013		09/30/2012		09/30/2013		09/30/2012
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
FirstBank	$3,177	1.3%	$51,369	7.6%	$29,652	2.9%	$115,435	5.9%
Vision Bank, NA	-	-	-	-	-	-	-	-
First State Bank Nebraska	-	-	4,217	0.6	1,144	0.1	9,822	0.5
NebraskaLand National Bank	1,599	0.6	3,148	0.5	3,589	0.4	8,675	0.4
Girard National Bank	3,428	1.4	5,803	0.9	14,114	1.4	22,871	1.2
Citizens Bank & Trust Co.	-	-	-	-	-	-	-	-
Points West Community Bank (NE)	-	-			-	-
Points West Community Bank (CO)	227	0.1			227	-
Fullerton National Bank	328	0.1			1,125	0.1
Bankers' Bank of Kansas	-	-	-	-	-	-	-	-
Bank of Estes Park	-	-			-	-
First Security Bank	-	-			-	-
Lisco State Bank	-	-			-	-
Golden Belt Bank, FSA			7,559	1.1			24,654	1.2
Morgan Federal Bank			3,321	0.5			7,246	0.4
TOTAL	$8,759	3.5%	$75,417	11.2%	$49,851	4.9%	$188,703	9.6%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands). All transactions occurred at market prices.

	Three-month Period Ended		Nine-month Period Ended
Business Activity	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Average overnight interbank loan balances to other FHLBanks[1]	$3,261	$-	$1,817	$1,679
Average overnight interbank loan balances from other FHLBanks[1]	44,837	4,891	18,278	4,449
Average deposit balance with FHLBank of Chicago for shared expense transactions[2]	83	135	88	122
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	2,015	1,464	2,346	509
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	782	748	2,341	2,106
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	105,500	-	150,500	-

_________

1Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks is included in Other Interest Income and interest expense on borrowings from other FHLBanks is included in Other Interest Expense on the Statements of Income.

2Balance is interest bearing and is classified on the Statements of Condition as interest-bearing deposits.

3Fees are calculated monthly based on 5.5 basis points per annum of outstanding loans originated since January 1, 2010 and are recorded in other expense. For outstanding loans originated since January 1, 2004 and through December 31, 2009, fees are calculated monthly based on 5.0 basis points per annum.

4Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $264,166,000 and $126,828,000 as of September 30, 2013 and December 31, 2012, respectively, are included in the non-MBS GSE obligations totals presented in Note 3. Interest income earned on these securities totaled $2,050,000 and $1,395,000 for the three-month periods ended September 30, 2013 and 2012, respectively, and $4,882,000 and $4,186,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2012, which includes audited financial statements and related notes for the year ended December 31, 2012. Our MD&A includes the following sections:

▪Executive Level Overview – a general description of our business and financial highlights;

▪Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;

▪Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;

▪Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;

▪Financial Condition – an analysis of our financial position;

▪Liquidity and Capital Resources – an analysis of our cash flows and capital position;

▪Risk Management – a discussion of our risk management strategies;

▪Recently Issued Accounting Standards; and

▪Recent Regulatory and Legislative Developments.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock based on the member’s total assets. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us. At our discretion, we may repurchase excess Class B Common Stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we can always strive to meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program and purchases of MBS; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable interest rates. One way we do this is through the use of derivatives to reduce our funding costs and manage interest rate and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we manage the risks mentioned and utilize these transactions for asset-liability tools, we do not actively trade these positions. While we actively manage our net exposure to derivative counterparties, we do not attempt to manage the fluctuations in the fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes, even though some derivative hedging relationships do not qualify for hedge accounting under accounting principles generally accepted in the United States of America (GAAP) (referred to as economic hedges) and therefore can add significant volatility to our GAAP income.

Table 1 presents Selected Financial Data for the period indicated (dollar amounts in thousands).

Table 1

	09/30/2013	06/30/2013	03/31/2013	12/31/2012	09/30/2012
Statement of Condition (as of period end):
Total assets	$36,144,769	$35,708,766	$33,958,134	$33,818,627	$35,367,457
Investments[1]	10,328,938	10,720,934	10,225,440	10,774,411	11,255,838
Advances	18,805,283	18,817,468	17,581,906	16,573,348	17,915,350
Mortgage loans, net[2]	5,912,377	5,958,984	5,923,911	5,940,517	5,836,620
Total liabilities	34,331,505	33,808,148	32,139,181	32,098,146	33,587,838
Deposits	757,216	918,360	1,346,535	1,181,957	1,341,598
Consolidated obligation bonds, net[3]	21,055,434	20,866,135	21,319,639	21,973,902	21,372,807
Consolidated obligation discount notes, net[3]	12,185,294	11,621,564	9,204,351	8,669,059	10,574,200
Total consolidated obligations, net[3]	33,240,728	32,487,699	30,523,990	30,642,961	31,947,007
Mandatorily redeemable capital stock	5,184	5,410	4,979	5,665	6,318
Total capital	1,813,264	1,900,618	1,818,953	1,720,481	1,779,619
Capital stock	1,295,669	1,404,501	1,344,456	1,264,456	1,345,421
Total retained earnings	538,650	518,306	498,172	481,282	460,715
Accumulated other comprehensive income (loss) (AOCI)	(21,055)	(22,189)	(23,675)	(25,257)	(26,517)

Statement of Income (for the quarterly period ended):
Net interest income	54,546	52,018	52,084	53,195	53,064
Provision (reversal) for credit losses on mortgage loans	530	(416)	1,947	(22)	1,062
Other income (loss)	(9,831)	(7,274)	(10,474)	(8,438)	(8,774)
Other expenses	12,430	13,123	12,275	13,010	12,204
Income before assessments	31,755	32,037	27,388	31,769	31,024
Affordable Housing Program (AHP) assessments	3,176	3,204	2,740	3,177	3,103
Net income	28,579	28,833	24,648	28,592	27,921

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	73	73	68	70	73
Dividends paid in stock[4]	8,162	8,626	7,690	7,955	7,815
Class A Stock dividend rate	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Stock dividend rate	3.50%	3.50%	3.50%	3.50%	3.50%
Weighted average dividend rate[5]	2.31%	2.48%	2.39%	2.35%	2.36%
Dividend payout ratio[6]	28.81%	30.17%	31.48%	28.07%	28.25%
Return on average equity	5.87%	6.10%	5.57%	6.29%	6.31%
Return on average assets	0.31%	0.32%	0.29%	0.32%	0.32%
Average equity to average assets	5.37%	5.31%	5.21%	5.16%	5.06%
Net interest margin[7]	0.60%	0.59%	0.62%	0.61%	0.61%
Total capital ratio[8]	5.02%	5.32%	5.36%	5.09%	5.03%
Regulatory capital ratio[9]	5.09%	5.40%	5.44%	5.18%	5.12%
Ratio of earnings to fixed charges[10]	1.58	1.55	1.45	1.48	1.44

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
[2]

The allowance for credit losses on mortgage loans was $6,891,000, $6,590,000, $7,086,000, $5,416,000, and $5,435,000 as of September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, and September 30, 2012, respectively.

[3]

Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

[4]

Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $6,000, $7,000, $6,000, $6,000 and $8,000 for the quarterly periods ended September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
[6]

Ratio disclosed represents dividends declared and paid during the quarter as a percentage of net income for the calendar quarter presented, although the Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

[7]	Net interest income as a percentage of average earning assets.
[8]	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
[9]	Regulatory capital (i.e., permanent capital and Class A capital stock) as a percentage of total assets.
[10]	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Net income for the three-month period ended September 30, 2013 was $28.6 million compared to $27.9 million for the three-month period ended September 30, 2012. The slight increase was attributable primarily to an increase in net interest income driven by an increase of $1.2 billion in average earning assets and a decrease of 21 basis points in the weighted average cost of borrowing partially offset by a 20 basis point decrease in the weighted average yield on assets. The increase in net interest income was also partially offset by a decrease in other income, which was largely a result of the market value loss recorded on trading securities.

Net income for the nine-month period ended September 30, 2013 was $82.1 million compared to $81.7 million for the nine-month period ended September 30, 2012. The slight increase was due to a decrease in net losses on derivatives and hedging activities and trading securities, and a decrease in other expenses driven by a decrease in compensation and benefits. The positive impacts on net income were partially offset by a decrease in net interest income primarily due to a decrease of 27 basis points in the weighted average yield on long-term investments and a decrease of 19 basis points in the weighted average yield on advances. The decline in asset yields in 2013 has been greater than the decline in funding costs, which had been significantly reduced in prior years through our callable debt refinancing. Although we continued to refinance our debt in 2013, we were not able to continue lowering our funding costs commensurate with the decline in our asset yields.

The net gain on derivatives and hedging activities for the first nine months of 2013 compared to the net loss in the same periods in 2012 is primarily the result of the gain on economic hedges resulting from an increase in market rates and a steepening of the yield curve. The increase in net loss on trading securities in the third quarter and first nine months of 2013 compared to the same periods in 2012 was primarily attributable to a loss on our fixed rate GSE debentures due to increasing interest rates and widening GSE credit spreads relative to the Overnight Indexed Swap (OIS) curve. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased by 6.9 percent from December 31, 2012 to September 30, 2013. This increase was primarily attributable a $2.2 billion increase in advances. Earlier this year, we began undertaking an asset composition strategy to make our balance sheet more mission-focused, primarily by increasing advances so that they comprise a majority of our total assets. Although mission-related, part of the undertaking was to maintain mortgage loans below 18 percent of total assets, which we currently consider a prudent level. Strategies used to attain these goals included targeted sales and marketing activities for advances and mortgage loan participation with FHLBank of Indianapolis. We also continued a prior initiative to maintain a smaller allocation of money market securities and other investments than we have in the past. We plan to continue to manage our balance sheet in accordance with these objectives throughout the remainder of 2013 while maintaining sufficient levels of liquidity to fulfill our mission. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Total liabilities increased by 7.0 percent from December 31, 2012 to September 30, 2013. This increase was primarily attributable to the $3.5 billion increase in consolidated obligation discount notes, partially offset by a $0.9 billion decrease in consolidated obligation bonds. The increase in discount notes from December 31, 2012 to September 30, 2013 was primarily to fund the increase in short-term advances (discussed above) during that time period. The decrease in bonds was due primarily to declines in bonds swapped or indexed to the London Interbank Offered Rate (LIBOR) during 2013 due to waning concern over the “fiscal cliff” and debt ceiling concerns of late 2012. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Although dividend rates were unchanged in 2012 through the third quarter 2013, changes in the weighted average dividend rates over the last five quarters and in the nine-month periods ended September 30, 2013 (2.4 percent) and 2012 (2.2 percent) occurred due to changes in the mix of Class A and Class B stock. Factors impacting the stock class mix and average dividend rates include: (1) a reduction in our membership capital stock (Class A) purchase requirement in mid-2012; (2) a reduction in our activity stock (Class B) requirement for AMA in the third quarter of 2013; (3) weekly exchanges of excess Class B stock to Class A; and (4) periodic repurchases of excess Class A stock.

Financial Market Trends

The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:

Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	09/30/2013 Three-month Average	09/30/2012 Three-month Average	09/30/2013 Nine-month Average	09/30/2012 Nine-month Average
Overnight Federal funds effective/target rate[1]	0.09%	0.15%	0.12%	0.14%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25	0.00 to 0.25
3-month U.S. Treasury bill[1]	0.03	0.10	0.05	0.08
3-month LIBOR[1]	0.26	0.43	0.28	0.47
2-year U.S. Treasury note[1]	0.36	0.25	0.29	0.27
5-year U.S. Treasury note[1]	1.50	0.66	1.07	0.78
10-year U.S. Treasury note[1]	2.70	1.62	2.20	1.81
30-year residential mortgage note rate[2]	4.66	3.74	4.10	3.93

Market Instrument	09/30/2013 Ending Rate	12/31/2012 Ending Rate	09/30/2012 Ending Rate
Overnight Federal funds effective/target rate[1]	0.00 to 0.25%	0.00 to 0.25%	0.0 to 0.25%
FOMC target rate for overnight Federal funds[1]	0.00 to 0.25	0.00 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.01	0.02	0.09
3-month LIBOR[1]	0.25	0.31	0.36
2-year U.S. Treasury note[1]	0.33	0.25	0.24
5-year U.S. Treasury note[1]	1.41	0.71	0.63
10-year U.S. Treasury note[1]	2.64	1.74	1.64
30-year residential mortgage note rate[2]	4.49	3.52	3.53

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Most U.S. Treasury rates increased through much of the first three quarters of 2013, driven by the expectation of reductions in U.S. Treasury and MBS purchases by the Federal Reserve Bank as early as September 2013 as economic conditions improved. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members. However, in mid-September the FOMC made the decision to keep the pace of asset purchases as part of the quantitative easing program unchanged due to continued economic concerns, specifically citing sequestration spending cuts as a significant obstacle to economic growth. This caused interest rates to decline somewhat from the levels they had reached leading up to this announcement.

As interest rates rose significantly and market volatility increased in the latter half of 2013, demand for our longer-term debt was negatively impacted as investors were hesitant to buy bonds with the possibility of continued increases in market rates. Dealers also reduced their willingness to hold additional inventories of new Agency debt as the debt they held in May and June decreased in value and extended in duration. These factors have increased the spread over U.S. Treasuries at which we can issue longer-term bullet and callable bonds. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with unswapped callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:

Investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile, even after the ratings downgrade by Standard & Poor’s (S&P) in August 2011 that occurred in conjunction with the ratings downgrade of the U.S. Federal Government. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which has caused the overall cost to issue short-term consolidated obligations to remain relatively low throughout the first half of 2013. Recent political uncertainty over increasing the debt ceiling and funding the Federal government resulted in tighter market conditions and a temporary increase in short-term funding costs across all instruments. In anticipation of potential market disruptions related to this uncertainty, in late September and early October 2013 we increased our issuance of term discount notes and non-callable variable rate bonds indexed or swapped to LIBOR to increase and extend our liquidity position and reduce our refunding risk. Non-callable variable rate consolidated obligation bonds indexed or swapped to LIBOR generally have fixed terms from 10 to 24 months and are issued in lieu of issuing callable fixed rate consolidated obligation bonds that are swapped to LIBOR. If swapped callable bonds have to be replaced and re-swapped during a market disruption, it is uncertain whether we will be able to issue fixed rate callable debt at favorable LIBOR levels or at all.

Critical Accounting Policies and Estimates

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. These assumptions and assessments include the following:

▪Accounting related to derivatives;

▪Fair value determinations;

▪Accounting for OTTI of investments;

▪Accounting for deferred premium/discount associated with MBS; and

▪Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements.

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2013.

Results of Operations

Earnings Analysis: Table 3 presents changes in the major components of our earnings (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 09/30/2013 vs. 09/30/2012		Nine-month Periods Ended 09/30/2013 vs. 09/30/2012
	Dollar Change	Percent Change	Dollar Change	Percent Change
Total interest income	$(14,003)	(11.4)%	$(43,242)	(11.5)%
Total interest expense	(15,485)	(22.1)	(35,405)	(16.9)
Net interest income	1,482	2.8	(7,837)	(4.7)
Provision for credit losses on mortgage loans	(532)	(50.1)	(457)	(18.1)
Net interest income after mortgage loan loss provision	2,014	3.9	(7,380)	(4.5)
Net gain (loss) on trading securities	(2,321)	(52.2)	(21,793)	(137.1)
Net gain (loss) on derivatives and hedging activities	530	8.7	27,103	111.9
Other non-interest income	734	40.9	1,450	25.1
Total other income (loss)	(1,057)	(12.0)	6,760	19.7
Operating expenses	140	1.4	(822)	(2.6)
Other non-interest expenses	86	4.1	(175)	(2.3)
Total other expenses	226	1.9	(997)	(2.6)
AHP assessments	73	2.4	36	0.4
Net income	$658	2.4%	$341	0.4%

Net income for the nine months ended September 30, 2013 was $82.1 million compared to $81.7 million for the nine-month period ended September 30, 2012. The slight increase was principally due to a decrease in net losses on derivatives and hedging activities and trading securities, and a decrease in other expenses. The positive impacts on net income were partially offset by a decrease in net interest income primarily due to a decrease in the weighted average yield on assets. Return on equity (ROE) was 5.85 percent and 6.20 percent for the nine months ended September 30, 2013 and 2012, respectively. The 35 basis point decrease in ROE was due to an increase in capital attributable to the increase in advances, while net income remained relatively flat. Dividends paid to members totaled $24.7 million for the nine months ended September 30, 2013 compared to $22.5 million for the same period in the prior year.

Net income for the three-month period ended September 30, 2013 was $28.6 million compared to $27.9 million for the three-month period ended September 30, 2012. The slight increase was attributable primarily to an increase in net interest income driven by an increase of $1.2 billion in average earning assets and a decrease of 21 basis points in the weighted average cost of borrowing partially offset by a decrease of 20 basis points in the weighted average yield on assets. The increase in net interest income was also partially offset by a decrease in other income, which was largely a result of the market value loss recorded on trading securities.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. The decrease in net interest income for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to deterioration in our net interest spread and margin despite an increase in average interest-earning assets. The decreases in the average yield on long-term investments and advances had the largest impact on the decrease in net interest income, and are discussed in greater detail below. The increase in net interest income for the three months ended September 30, 2013 compared to the same period in 2012 was due to a decrease in consolidated obligation borrowing costs between periods and to an increase in interest-earning assets, partially offset by a decrease in asset yields.

The average yield on investments decreased 27 basis points, from 1.59 percent for the nine months ended September 30, 2012 to 1.32 percent for the current nine-month period. The average yield on investments decreased 25 basis points, from 1.51 percent for the three months ended September 30, 2012 to 1.26 percent for the current three-month period. The decrease in the average yield on investments was a result of declining interest rates, including LIBOR, between the periods. A significant portion of our investment portfolio consists of short-term investments or variable rate investments with short-term indices, such as one- or three-month LIBOR and the Federal funds effective rate. Prepayments of higher rate MBS/collateralized mortgage obligations (CMO) reinvested into lower rate or variable rate MBS/CMOs also factored into the decline in the yield on our investment securities between the periods.

The average yield on advances decreased 19 basis points, from 0.90 percent for the nine months ended September 30, 2012 to 0.71 percent for the current nine-month period. The average yield on advances decreased 22 basis points, from 0.87 percent for the three months ended September 30, 2012 to 0.65 percent for the current three-month period. The decrease in the average yield on advances was due to a general shift in composition resulting from growth in our lowest margin advance product. Further, a significant portion of our advances are swapped to LIBOR so the decrease in the average one month and three-month LIBOR rates in the third quarter and first nine months of 2013 compared to the same periods in 2012 also contributed to the decline in advance yields.

The average yield on mortgage loans decreased 35 basis points, from 3.61 percent for the nine months ended September 30, 2012 to 3.26 percent for the current nine-month period. The average yield on mortgage loans decreased 20 basis points, from 3.45 percent for the three months ended September 30, 2012 to 3.25 percent for the current three-month period. The decrease in the average yield on the mortgage portfolio was due to: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced throughout much of 2012 and early 2013; (2) new mortgage loans placed into our portfolio at average rates below existing mortgage loans; and (3) write-offs of premiums associated with mortgage loan prepayments. We expect the portfolio yield to continue to decline for the next several quarters due to the refinancing of higher rate mortgages, although the rate of this decline in yield might decelerate if recent increases in average residential mortgage rates persist, as prepayments should slow and new mortgage loans placed in our portfolio will carry higher average rates than the mortgage loans purchased during the first nine months of 2013.

The overall decline in asset yields in 2013 has been greater than the decline in funding costs, which had been significantly reduced in 2012 through our callable debt refinancing. Although we continued to refinance our debt in 2013, we were not able to lower our funding costs to a level commensurate with the decline in our asset yields. In late 2011 and early 2012, we refinanced most of our unswapped callable debt used to fund predominately fixed rate amortizing assets, which allowed us to significantly increase our net interest margin in the first half of 2012. During the remainder of 2012 and into 2013, our mortgage asset yields decreased significantly due to borrowers refinancing at lower rates, which also increased premium amortization. We were unable to lower our debt costs as much as our mortgage yields decreased, thus contributing to the lower net interest margin in first nine months of 2013.

The average cost of consolidated obligation bonds decreased 28 basis points, from 1.32 percent for the nine months ended September 30, 2012 to 1.04 percent for the current nine-month period. The average cost of consolidated obligation bonds decreased 26 basis points, from 1.25 percent for the three months ended September 30, 2012 to 0.99 percent for the current three-month period. Some important factors in the decline in bond rates were: (1) generally lower short-term market interest rates, especially LIBOR rates; (2) our ability to refinance a large portion of our longer-term unswapped callable bonds throughout 2012 and, to a lesser extent, the first half of 2013; and (3) relatively low intermediate and long-term market interest rates for the first four months of 2013. During much of the last half of 2011, throughout much of 2012 and, to a lesser extent in the first half of 2013, we were able to lower our long-term consolidated obligation funding costs by calling previously issued unswapped callable debt and replacing it with new lower-cost debt with similar characteristics. Late in the third quarter, we were able to replace some higher-cost consolidated obligation bonds with debt at a much lower cost. Therefore, we anticipate a further reduction in the average cost of our consolidated obligations in the fourth quarter of 2013. Replacing this debt usually increases costs in the short term due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days forward). For further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Table 4 presents average balances and yields of major earning asset categories and the sources funding those earning assets for the three month periods ended September 30, 2013 and 2012 (in thousands):

Table 4

	For the Three-month Period Ended
	09/30/2013			09/30/2012
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$246,316	$56	0.09%	$361,599	$135	0.15%
Securities purchased under agreements to resell	217,017	42	0.08	1,255,931	661	0.21
Federal funds sold	1,350,739	285	0.08	957,832	384	0.16
Investments[1]	9,037,857	28,693	1.26	8,959,734	34,081	1.51
Advances[2,3]	19,020,279	30,976	0.65	17,364,556	37,863	0.87
Mortgage loans[2,4,5]	5,947,227	48,675	3.25	5,714,361	49,572	3.45
Other interest-earning assets	27,348	409	5.94	26,022	443	6.75
Total earning assets	35,846,783	109,136	1.21	34,640,035	123,139	1.41
Other non-interest-earning assets	154,128			140,148
Total assets	$36,000,911			$34,780,183
Interest-bearing liabilities:
Deposits	$810,198	$179	0.09%	$1,398,630	$331	0.09%
Consolidated obligations[2]:
Discount Notes	11,610,756	2,041	0.07	9,602,260	2,859	0.12
Bonds	20,866,435	52,319	0.99	21,225,030	66,843	1.25
Other borrowings	52,469	51	0.39	14,059	42	1.19
Total interest-bearing liabilities	33,339,858	54,590	0.65	32,239,979	70,075	0.86
Capital and other non-interest-bearing funds	2,661,053			2,540,204
Total funding	$36,000,911			$34,780,183

Net interest income and net interest spread[6]		$54,546	0.56%		$53,064	0.55%

Net interest margin[7]			0.60%			0.61%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
[2]	Interest income/expense and average rates include the effect of associated derivatives.
[3]	Advance income includes prepayment fees on terminated advances.
[4]

CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to participating financial institutions (PFI) was $1.2 million and $1.1 million for the three-month periods ended September 30, 2013 and 2012, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense for the three-month periods ended September 30, 2013 and 2012 (in thousands):

Table 5

	Three-month Periods Ended 09/30/2013 vs. 09/30/2012
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(36)	$(43)	$(79)
Securities purchased under agreements to resell	(351)	(268)	(619)
Federal funds sold	123	(222)	(99)
Investments	295	(5,683)	(5,388)
Advances	3,360	(10,247)	(6,887)
Mortgage loans	1,972	(2,869)	(897)
Other assets	22	(56)	(34)
Total earning assets	5,385	(19,388)	(14,003)
Interest Expense:
Deposits	(131)	(21)	(152)
Consolidated obligations:
Discount notes	515	(1,333)	(818)
Bonds	(1,112)	(13,412)	(14,524)
Other borrowings	53	(44)	9
Total interest-bearing liabilities	(675)	(14,810)	(15,485)
Change in net interest income	$6,060	$(4,578)	$1,482

[1]

Changes in interest income and interest expense not identifiable as either volume-related or rate-related have been allocated to volume and rate based upon the proportion of the absolute value of the volume and rate changes.

[2]

Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same results.

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

Table 6

	For the Nine-month Period Ended
	09/30/2013			09/30/2012
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$280,293	$257	0.12%	$352,194	$367	0.14%
Securities purchased under agreements to resell	835,219	821	0.13	1,146,322	1,574	0.18
Federal funds sold	1,140,934	989	0.12	826,498	881	0.14
Investments[1]	8,782,057	86,705	1.32	9,096,458	108,452	1.59
Advances[2,3]	18,238,839	97,265	0.71	17,354,591	117,277	0.90
Mortgage loans[2,4,5]	5,949,473	145,050	3.26	5,392,867	145,633	3.61
Other interest-earning assets	26,391	1,252	6.35	29,251	1,397	6.38
Total earning assets	35,253,206	332,339	1.26	34,198,181	375,581	1.47
Other non-interest-earning assets	147,945			173,859
Total assets	$35,401,151			$34,372,040
Interest-bearing liabilities:
Deposits	$1,112,159	$768	0.09%	$1,640,802	$1,162	0.09%
Consolidated obligations[2]:
Discount Notes	10,422,235	6,746	0.09	9,856,340	6,261	0.08
Bonds	21,250,568	166,037	1.04	20,340,100	201,493	1.32
Other borrowings	26,505	140	0.71	15,126	180	1.59
Total interest-bearing liabilities	32,811,467	173,691	0.71	31,852,368	209,096	0.88
Capital and other non-interest-bearing funds	2,589,684			2,519,672
Total funding	$35,401,151			$34,372,040

Net interest income and net interest spread[6]		$158,648	0.55%		$166,485	0.59%

Net interest margin[7]			0.60%			0.65%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
[2]	Interest income/expense and average rates include the effect of associated derivatives.
[3]	Advance income includes prepayment fees on terminated advances.
[4]

CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to participating financial institutions (PFI) was $3.5 million and $3.1 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 7 summarizes changes in interest income and interest expense for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

Table 7

	Nine-month Periods Ended 09/30/2013 vs. 09/30/2012
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(69)	$(41)	$(110)
Securities purchased under agreements to resell	(368)	(385)	(753)
Federal funds sold	293	(185)	108
Investments	(3,641)	(18,106)	(21,747)
Advances	5,730	(25,742)	(20,012)
Mortgage loans	14,279	(14,862)	(583)
Other assets	(136)	(9)	(145)
Total earning assets	16,088	(59,330)	(43,242)
Interest Expense:
Deposits	(366)	(28)	(394)
Consolidated obligations:
Discount notes	365	120	485
Bonds	8,686	(44,142)	(35,456)
Other borrowings	92	(132)	(40)
Total interest-bearing liabilities	8,777	(44,182)	(35,405)
Change in net interest income	$7,311	$(15,148)	$(7,837)

[1]

Changes in interest income and interest expense not identifiable as either volume-related or rate-related have been allocated to volume and rate based upon the proportion of the absolute value of the volume and rate changes.

[2]

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

As demonstrated in Tables 8 through 11, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic derivatives is identified in Tables 8 through 11. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a lesser degree. We generally record gains on derivatives when the overall level of interest rates rises over the period and record losses when the overall level of interest rates falls over the period, due to the mix of the economic hedges.

During the first nine months of 2013, the overall level of the interest rate swap curve continued to increase and steepen, although the magnitude of the increase and steepening was more significant during the first six months of 2013. This rise in interest rates and the steepening of the curve resulted in recognition of gains on our interest rate swaps matched to GSE debentures and in our interest rate cap portfolio. However, the gains due to the rise in interest rates and steepening of the curve were partially offset by losses on the interest rate swaps matched to consolidated obligation bonds. The gains in the cap portfolio as a result of rising interest rates and the steepening of the swap curve were partially offset by a decline in intermediate and long-term cap volatility, especially during the third quarter of 2013.

The gains on our interest rate swaps matched to GSE debentures were primarily a result of fair value changes in our economic hedges for the third quarter and first nine months of 2013. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates, which are currently higher relative to LIBOR, resulting in net interest paid on the interest rate swaps during the third quarter and first nine months of 2013. While the net interest received (paid) on the associated interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the investment securities, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities. These swaps require us to pay a rate substantially higher than LIBOR, so their fair values are negative (i.e., we owe the swap counterparties). As these swaps approach maturity, their current negative fair values will converge to zero, resulting in an effective amortization in their negative fair market values (i.e., time decay).

The remaining driver for the fluctuation in the net gain (loss) on derivatives and hedging activities in the third quarter and the first nine months of 2013 was related to economic hedges matched to bonds. We receive a fixed rate higher than LIBOR on these swaps, so the increase and steepening of the interest rate swap curve resulted in losses on the economic swaps matched to bonds (e.g., losses resulting from receiving a below market rate as interest rates rise).

See Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 8 through 11 categorize the earnings impact by product for hedging activities (in thousands):

Table 8

	Three-month Period Ended 09/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(3,161)	$-	$(621)	$(27)	$-	$(3,809)
Net interest settlements	(35,787)	-	-	28,324	-	(7,463)
Subtotal	(38,948)	-	(621)	28,297	-	(11,272)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	279	-	-	577	-	856
Economic hedges – unrealized gain (loss) due to fair value changes	-	2,873	1,903	(1,257)	(1)	3,518
Economic hedges – net interest received (paid)	-	(11,619)	-	1,652	1	(9,966)
Subtotal	279	(8,746)	1,903	972	-	(5,592)
Net impact of derivatives and hedging activities	(38,669)	(8,746)	1,282	29,269	-	(16,864)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(5,865)	-	-	-	(5,865)
TOTAL	$(38,669)	$(14,611)	$1,282	$29,269	$-	$(22,729)

Table 9

	Three-month Period Ended 09/30/2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,918)	$-	$(785)	$(291)	$-	$(3,994)
Net interest settlements	(42,881)	-	-	32,469	-	(10,412)
Subtotal	(45,799)	-	(785)	32,178	-	(14,406)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(44)	-	-	(753)	-	(797)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(3,456)	3,875	3,345	(3)	3,761
Economic hedges – net interest received (paid)	-	(10,373)	-	1,284	3	(9,086)
Subtotal	(44)	(13,829)	3,875	3,876	-	(6,122)
Net impact of derivatives and hedging activities	(45,843)	(13,829)	3,090	36,054	-	(20,528)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(2,765)	-	-	-	(2,765)
TOTAL	$(45,843)	$(16,594)	$3,090	$36,054	$-	$(23,293)

Table 10

	Nine-month Period Ended 09/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(9,023)	$-	$(1,867)	$(533)	$-	$(11,423)
Net interest settlements	(110,766)	-	-	81,631	-	(29,135)
Subtotal	(119,789)	-	(1,867)	81,098	-	(40,558)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	2,384	-	-	(6,825)	-	(4,441)
Economic hedges – unrealized gain (loss) due to fair value changes	-	44,723	(2,945)	(6,093)	(17)	35,668
Economic hedges – net interest received (paid)	-	(34,009)	-	5,654	3	(28,352)
Subtotal	2,384	10,714	(2,945)	(7,264)	(14)	2,875
Net impact of derivatives and hedging activities	(117,405)	10,714	(4,812)	73,834	(14)	(37,683)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(37,004)	-	-	-	(37,004)
TOTAL	$(117,405)	$(26,290)	$(4,812)	$73,834	$(14)	$(74,687)

Table 11

	Nine-month Period Ended 09/30/2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(8,496)	$-	$(4,640)	$-	$(613)	$-	$(13,749)
Net interest settlements	(132,052)	-	-	12	111,380	-	(20,660)
Subtotal	(140,548)	-	(4,640)	12	110,767	-	(34,409)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	283	-	-	(20)	(352)	-	(89)
Economic hedges – unrealized gain (loss) due to fair value changes	-	(16,274)	8,566	-	9,368	(12)	1,648
Economic hedges – net interest received (paid)	-	(29,882)	-	-	4,083	12	(25,787)
Subtotal	283	(46,156)	8,566	(20)	13,099	-	(24,228)
Net impact of derivatives and hedging activities	(140,265)	(46,156)	3,926	(8)	123,866	-	(58,637)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(10,636)	-	-	-	-	(10,636)
TOTAL	$(140,265)	$(56,792)	$3,926	$(8)	$123,866	$-	$(69,273)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 12 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 12

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
GSE debentures	$(6,360)	$(3,863)	$(37,122)	$(12,685)
U.S. Government guaranteed debentures	-	(945)	-	(5,205)
U.S. Treasury note	40	-	27	-
Agency MBS/CMO	(450)	354	(563)	1,278
Short-term money market securities	2	7	(29)	718
TOTAL	$(6,768)	$(4,447)	$(37,687)	$(15,894)

The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures with the majority of the fixed rate securities related to economic hedges, therefore the majority of the volatility in this portfolio can be attributed to GSE debentures. The fair values of the fixed rate GSE securities matched to economic hedges are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The variable rate securities reset daily based on the Federal funds effective rate or monthly based on the one-month LIBOR index. A loss was experienced during the first nine months of 2012 as intermediate interest rates increased and GSE credit spreads remained elevated. During the first half of 2013, interest rates and GSE credit spreads increased significantly, which resulted in losses for the period. Interest rates and GSE credit spreads continued to increase in the third quarter of 2013, but not to the same extent as in the first six months, so there was less of a decline in fair values in the third quarter of 2013. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE securities possess coupons which are well above current market rates for similar securities and, therefore, currently valued at a substantial premium. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. Compensation and benefits expense represent over half of our operating expenses and declined by 5.6 percent and 8.9 percent for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. The decrease is primarily attributable to a decrease in the required contribution to maintain the funding level of our pension plan. We expect the number of employees to increase slightly during the remainder of 2013. We also expect other operating expenses to only increase slightly from 2012 levels.

Non-GAAP Measures

Our third quarter 2013 adjusted income (defined below), which excludes market value changes in derivative and trading securities as well as prepayment fees on terminated advances, was $1.9 million higher than for the same period last year. For the nine months ended September 30, 2013, adjusted net income declined by $7.2 million compared to the same period in 2012. The increase and decline in the periods noted correlates with the increase and decline experienced in GAAP net interest income before loan loss provision (see Table 3).

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

Table 13 presents a reconciliation of GAAP income to adjusted income (in thousands):

Table 13

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Net income, as reported under GAAP	$28,579	$27,921	$82,060	$81,719
Total assessments	3,176	3,103	9,120	9,084
Income before assessments	31,755	31,024	91,180	90,803
Derivative-related and other excluded items[1]	1,993	789	2,817	10,400
Adjusted income (a non-GAAP measure)[2]	$33,748	$31,813	$93,997	$101,203

[1]

Consists of market value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

[2]

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

Table 14 presents adjusted ROE (a non-GAAP measure) compared to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (amounts in thousands). The impact of the decline in net interest margin is more apparent with adjusted ROE spread because it excludes the volatility in market values mentioned above.

Table 14

	Three-month Period Ended		Nine-month Period Ended
	09/30/2013	09/30/2012	09/30/2013	09/30/2012
Average GAAP total capital for the period	$1,932,127	$1,759,874	$1,874,901	$1,759,590
ROE, based upon GAAP net income	5.87%	6.31%	5.85%	6.20%
Adjusted ROE, based upon adjusted income[1]	6.93%	7.19%	6.70%	7.68%
Average overnight Federal funds effective rate	0.09%	0.15%	0.12%	0.14%
Adjusted ROE as a spread to average overnight Federal funds effective rate[1]	6.84%	7.04%	6.58%	7.54%

[1]

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

Financial Condition

Overall: Table 15 presents changes in the major components of our Statements of Condition (in thousands):

Table 15

	Increase (Decrease) in Components
	09/30/2013 vs. 12/31/2012
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$592,848	160.2%
Investments[1]	(445,473)	(4.1)
Advances	2,231,935	13.5
Mortgage loans, net	(28,140)	(0.5)
Derivative assets	(10,555)	(41.9)
Other assets	(14,473)	(10.7)
Total assets	$2,326,142	6.9%

Liabilities:
Deposits	$(424,741)	(35.9)%
Consolidated obligations, net	2,597,767	8.5
Derivative liabilities	6,112	5.0
Other liabilities	54,221	36.2
Total liabilities	2,233,359	7.0

Capital:
Capital stock outstanding	31,213	2.5
Retained earnings	57,368	11.9
Accumulated other comprehensive income (loss)	4,202	16.6
Total capital	92,783	5.4
Total liabilities and capital	$2,326,142	6.9%

[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

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

Table 16 summarizes advances outstanding by product (in thousands):

Table 16

	09/30/2013		12/31/2012
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$4,644,028	25.1%	$1,879,317	11.7%
Regular adjustable rate advances	40,000	0.2	5,000	0.0
Adjustable rate callable advances	4,809,059	26.0	5,206,859	32.3
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.7	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	94,734	0.5	93,934	0.6
Total adjustable rate advances	9,714,821	52.5	7,312,110	45.4

Fixed rate:
Standard advance products:
Short-term fixed rate advances	183,875	1.0	81,766	0.5
Regular fixed rate advances	5,414,634	29.3	5,245,443	32.6
Fixed rate callable advances	83,720	0.4	80,045	0.5
Standard housing and community development advances:
Regular fixed rate advances	274,356	1.5	261,911	1.6
Total fixed rate advances	5,956,585	32.2	5,669,165	35.2

Convertible:
Standard advance products:
Fixed rate convertible advances	1,774,517	9.6	2,079,092	12.9

Amortizing:
Standard advance products:
Fixed rate amortizing advances	543,290	2.9	538,729	3.3
Fixed rate callable amortizing advances	35,371	0.2	42,653	0.3
Standard housing and community development advances:
Fixed rate amortizing advances	473,597	2.6	461,168	2.9
Fixed rate callable amortizing advances	5,641	0.0	5,680	0.0
Total amortizing advances	1,057,899	5.7	1,048,230	6.5

TOTAL PAR VALUE	$18,503,822	100.0%	$16,108,597	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members. As such, advances constitute the largest component of our balance sheet, at 52.0 percent of total assets as of September 30, 2013, compared to 49.0 percent at the end of 2012. In February 2013, we began targeting a month-end ratio of advances par value to total assets of at least 50 percent. We plan to manage our balance sheet to equal or exceed this ratio throughout the remainder of 2013. The 14.9 percent increase in advance par value (see Table 16) was due primarily to a 147.1 percent increase in our line of credit product balance from December 31, 2012 as a result of targeted pricing changes. The average pricing on line of credit and short-term advances was adjusted to levels that when the dividend paid on the stock supporting the advances is factored into the member borrowing costs, the resulting cost is much lower than alternative funding available through Federal funds or repurchase agreements. The goal of these pricing changes is to incent our members to either: (1) maintain advance balances over month-end that were previously being repaid prior to the end of each month (provide a more cost efficient alternative to Federal funds or repurchase agreements); or (2) increase the overall amount of outstanding advances. Bank of Oklahoma maintained an outstanding advance balance of $1.8 billion as of September 30, 2013 primarily in our line of credit product, which was an increase of $1.2 billion from December 31, 2012.

As of September 30, 2013 and December 31, 2012, 64.4 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. For the most part, our member institutions continue to reduce outstanding advances as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. Although a large percentage of our members reduced their advance balances in the first nine months of 2013, this reduction was offset by a smaller percentage of members who increased advance balances by more than the aggregate reduction of the other members. Our advances with many members could continue to decline or remain flat until their excess liquidity can be reinvested into higher‐yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during the first nine months of 2013.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 81.0 percent and 80.5 percent of our total advance portfolio as of September 30, 2013 and December 31, 2012, respectively.

Table 17 presents information on our five largest borrowers (in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank.

Table 17

	09/30/2013		12/31/2012
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,680,000	14.5%	$2,898,000	18.0%
Capitol Federal Savings Bank	2,525,000	13.6	2,550,000	15.8
Bank of Oklahoma, NA	1,805,622	9.8
Security Benefit Life Insurance Co.	915,000	4.9	765,000	4.8
Security Life of Denver Insurance Co.	800,000	4.3	1,100,000	6.8
United of Omaha Life Insurance Co.			639,636	4.0
TOTAL	$8,725,622	47.1%	$7,952,636	49.4%

Tables 18 and 19 present the interest income associated with the five borrowers with the highest interest income for the periods presented (in thousands).

Table 18

	Three-month Period Ended
	09/30/2013		09/30/2012
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$14,861	22.4%	$16,996	21.2%
American Fidelity Assurance Co.	4,501	6.8	4,577	5.7
Security Benefit Life Insurance Co.	2,353	3.5	2,950	3.7
Pacific Life Insurance Co.	2,022	3.0	6,281	7.9
United of Omaha Life Insurance Co.	1,812	2.7	2,127	2.7
TOTAL	$25,549	38.4%	$32,931	41.2%

[1]

Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(35.8) million and $(42.9) million for the three-month periods ended September 30, 2013 and 2012, respectively.

Table 19

	Nine-month Period Ended
	09/30/2013		09/30/2012
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$46,194	22.6%	$52,791	21.5%
American Fidelity Assurance Co.	13,338	6.5	13,500	5.5
Security Benefit Life Insurance Co.	7,053	3.5	8,531	3.5
Pacific Life Insurance Co.	6,002	2.9	19,190	7.8
United of Omaha Life Insurance Co.	5,592	2.7	6,329	2.6
TOTAL	$78,179	38.2%	$100,341	40.9%

[1]

Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(110.8) million and $(132.1) million for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the first nine months of 2013 was $1.0 billion. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in a decrease of 0.5 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2012 to September 30, 2013. Net mortgage loans as a percentage of total assets decreased from 17.6 percent to 16.4 percent as of December 31, 2012 and September 30, 2013, respectively, as a result of the relative increase in total assets and principal payments in excess of new loan volume for the period.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2013.

In the last half of 2012, we began an MPF mortgage loan volume participation arrangement with FHLBank of Indianapolis and also began offering the MPF Xtra product. The combination of these two options has allowed us to effectively restrict the growth in mortgage loans held for portfolio thus far in 2013 and is expected to provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. Both options are being used in 2013 and are described below:

▪Mortgage Loan Participations – We entered into an agreement with FHLBank of Indianapolis in 2012 to sell participation interests in master commitments of our PFIs. FHLBank of Indianapolis acquired $230.8 million in participation volume during fiscal year 2012 from certain of our PFIs and an additional $304.8 million during the first nine months of 2013. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment. We, as the Owner Bank, remain responsible for managing the PFI relationship and ensuring compliance with MPF Program requirements. The risk sharing and rights of us and FHLBank of Indianapolis are as follows:

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

▪MPF Xtra – The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Federal National Mortgage Association (Fannie Mae). We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. Although MPF Xtra volume was minimal in 2012, we anticipate increased participation in this product during the remainder of 2013, with $145.4 million for the first nine months of 2013.

The number of approved PFIs increased from 245 as of December 31, 2012 to 270 as of September 30, 2013. During the first nine months of 2013, we purchased loans from 187 PFIs with no one PFI accounting for more than 5.0 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during the remainder of 2013 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 20 presents the outstanding balances of mortgage loans sold to us net of participations (in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balances for Bank of America and Bank of the West (non-members that acquired former PFIs and currently do not have the ability to sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios.

Table 20

	Mortgage Loan Balance as of 09/30/2013	Percent of Total Mortgage Loans	Mortgage Loan Balance as of 12/31/2012	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$299,127	5.1%	$402,279	6.9%
FirstBank of Colorado	169,728	2.9	150,184	2.6
Bank of America, N.A.[1]	136,705	2.4	174,582	3.0
Farmers Bank & Trust N.A.	130,128	2.2	155,887	2.7
Tulsa Teachers Credit Union	122,033	2.1
Bank of the West[2]			129,891	2.2
TOTAL	$857,721	14.7%	$1,012,823	17.4%

[1]	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.
[2]	Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of FHLBank of San Francisco.

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2013 was 752 FICO and 72.3 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans. See Note 6 of the Notes to the Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

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

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our unsecured credit investments have maturities generally ranging between overnight and three months and include the following types:

▪Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis.

▪Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

▪Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer on demand.

Table 21 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 21

	09/30/2013	12/31/2012
Federal funds sold	$545,000	$850,000
Commercial paper	324,963	59,996
Certificates of deposit	599,967	325,006
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,469,930	$1,235,002

__________

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight investments. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any non-member counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of September 30, 2013, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member counterparty did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the three- and nine-month periods ended September 30, 2013.

We manage our credit risk in part by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of September 30, 2013, all unsecured term investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 25).

Table 22 presents the remaining contractual maturity (in thousands) of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of September 30, 2013, 37.1 percent of the carrying value of the total unsecured investments held by us had overnight maturities.

Table 22

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Due 91 – 180 days	Total
Domestic	$200,000	$100,000	$99,988	$-	$399,988
U.S. subsidiaries of foreign commercial banks	-	74,999	99,985	-	174,984
Total domestic and U.S. subsidiaries of foreign commercial banks	200,000	174,999	199,973	-	574,972
U.S. Branches and agency offices of foreign commercial banks:
Norway	345,000	-	-	-	345,000
Sweden	-	99,999	49,998	49,997	199,994
Canada	-		199,985	-	199,985
Australia	-		149,979	-	149,979
Total U.S. Branches and agency offices of foreign commercial banks	345,000	99,999	399,962	49,997	894,958
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$545,000	$274,998	$599,935	$49,997	$1,469,930

__________

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

In response to deterioration in the credit profiles of many European financial institutions in recent periods, we have limited our unsecured exposure to foreign counterparties. We anticipate continued investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/asset-backed securities (ABS), and taxable state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and are classified as trading securities to enhance our liquidity position. Approximately 47.1 percent of our unsecured Agency debentures are fixed rate bonds and are generally swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During 2013, we purchased $1.6 billion par amount of variable rate Agency MBS/CMOs and pass-throughs and $95.0 million of fixed rate Agency MBS/CMOs. Of the variable rate purchases, $740.3 million were Agency-guaranteed multi-family MBS without an embedded interest rate cap. As of September 30, 2013, the amortized cost of our MBS/CMO portfolio represented 316 percent of our regulatory capital. As of September 30, 2013, we held $185.2 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of September 30, 2013 or December 31, 2012. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 23 (in thousands).

Table 23

	09/30/2013	12/31/2012
Trading securities:
Commercial paper	$324,963	$59,996
Certificates of deposit	599,967	325,006
U.S. Treasury obligations	24,996	-
GSE debentures	2,367,514	2,126,327
Mortgage-backed securities:
U.S. obligation residential MBS	1,138	1,277
GSE residential MBS	184,116	252,312
Total trading securities	3,502,694	2,764,918

Held-to-maturity securities:
State or local housing agency obligations	66,149	69,442
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	72,377	85,484
GSE single-family and multi-family residential MBS	5,197,530	4,509,121
Private-label residential MBS	341,493	494,631
Home equity loan ABS	1,171	1,072
Total held-to-maturity securities	5,678,720	5,159,750
Total securities	9,181,414	7,924,668

Interest-bearing deposits	2,524	455

Federal funds sold	545,000	850,000

Securities purchased under agreements to resell	600,000	1,999,288

TOTAL INVESTMENTS	$10,328,938	$10,774,411

The contractual maturities of our investments are summarized by security type in Table 24 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 24

	09/30/2013
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial paper	$324,963	$-	$-	$-	$324,963
Certificates of deposit	599,967	-	-	-	599,967
U.S. Treasury obligations	-	24,996	-	-	24,996
GSE debentures	1,027,102	1,233,859	106,553	-	2,367,514
Mortgage-backed securities:
U.S. obligation residential MBS	-	-	-	1,138	1,138
GSE residential MBS	-	-	-	184,116	184,116
Total trading securities	1,952,032	1,258,855	106,553	185,254	3,502,694
Yield on trading securities	0.34%	3.93%	3.25%	2.93%

Held-to-maturity securities:
State or local housing agency obligations	-	-	21,355	44,794	66,149
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	4	97	597	71,679	72,377
GSE single-family and multi-family residential MBS	-	11,758	1,548,442	3,637,330	5,197,530
Private-label residential MBS	-	25,527	20,830	295,136	341,493
Home equity loans ABS	-	-	-	1,171	1,171
Total held-to-maturity securities	4	37,382	1,591,224	4,050,110	5,678,720
Yield on held-to-maturity securities	7.28%	3.98%	2.77%	2.27%

Total securities	1,952,036	1,296,237	1,697,777	4,235,364	9,181,414
Yield on total securities	0.34%	3.93%	2.80%	2.30%

Interest-bearing deposits	2,524	-	-	-	2,524

Federal funds sold	545,000	-	-	-	545,000

Securities purchased under agreements to resell	600,000	-	-	-	600,000

TOTAL INVESTMENTS	$3,099,560	$1,296,237	$1,697,777	$4,235,364	$10,328,938

Securities Ratings – Tables 25 and 26 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 25

	09/30/2013 Carrying Value[1]
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$-	$2,524	$-	$-	$-	$-	$2,524

Federal funds sold[2]	-	-	545,000	-	-	-	545,000

Securities purchased under agreements to resell[3]	-	-	-	-	-	600,000	600,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper[2]	-	324,963	-	-	-	-	324,963
Certificates of deposit[2]	-	399,976	199,991	-	-	-	599,967
U.S. Treasury obligations	-	24,996	-	-	-	-	24,996
GSE debentures	-	2,367,514	-	-	-	-	2,367,514
State or local housing agency obligations	19,154	30,000	-	16,995	-	-	66,149
Total non-mortgage-backed securities	19,154	3,147,449	199,991	16,995	-	-	3,383,589
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	73,515	-	-	-	-	73,515
GSE single-family and multi-family residential MBS	-	5,381,646	-	-	-	-	5,381,646
Private label residential MBS	2,575	16,968	19,514	149,062	153,277	97	341,493
Home equity loan ABS	-	-	-	-	741	430	1,171
Total mortgage-backed securities	2,575	5,472,129	19,514	149,062	154,018	527	5,797,825

TOTAL INVESTMENTS	$21,729	$8,622,102	$764,505	$166,057	$154,018	$600,527	$10,328,938

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $13.8 million at September 30, 2013.
[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 95 days.
[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 26

	12/31/2012 Carrying Value[1]
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$-	$455	$-	$-	$-	$-	$455

Federal funds sold[2]	-	450,000	400,000	-	-	-	850,000

Securities purchased under agreements to resell[3]	-	-	1,299,288	-	-	700,000	1,999,288

Investment securities:
Non-mortgage-backed securities:
Commercial paper[2]	-	59,996	-	-	-	-	59,996
Certificates of deposit[2]	-	325,006	-	-	-	-	325,006
GSE debentures	-	2,126,327	-	-	-	-	2,126,327
State or local housing agency obligations	21,347	30,000	-	18,095	-	-	69,442
Total non-mortgage-backed securities	21,347	2,541,329	-	18,095	-	-	2,580,771
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	86,761	-	-	-	-	86,761
GSE single-family and multi-family residential MBS	-	4,761,433	-	-	-	-	4,761,433
Private label residential MBS	3,475	55,094	42,235	170,997	222,710	120	494,631
Home equity loan ABS	-	-	-	-	1,072	-	1,072
Total mortgage-backed securities	3,475	4,903,288	42,235	170,997	223,782	120	5,343,897

TOTAL INVESTMENTS	$24,822	$7,895,072	$1,741,523	$189,092	$223,782	$700,120	$10,774,411

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.0 million at December 31, 2012.
[2]	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 92 days.
[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 27 presents a summary of the unpaid principal balance (UPB) of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 27

	09/30/2013			12/31/2012
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$60,277	$122,205	$182,482	$142,031	$146,728	$288,759
Alt-A	96,505	87,296	183,801	131,801	104,021	235,822
Total private-label residential MBS	156,782	209,501	366,283	273,832	250,749	524,581

Home equity loan ABS:
Subprime	-	3,444	3,444	-	3,685	3,685
TOTAL	$156,782	$212,945	$369,727	$273,832	$254,434	$528,266

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 28 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 28

09/30/2013 Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$2,575	$-	$-	$2,575
Double-A	16,985	-	-	16,985
Single-A	19,603	-	-	19,603
Triple-B	149,178	-	4,789	144,389
Below investment grade:
Double-B	42,516	-	2,083	40,433
Single-B	39,757	5,291	885	33,581
Triple-C	54,821	-	33,249	21,572
Double-C	19,447	5,109	10,161	4,177
Single-D	23,710	-	23,710	-
Unrated	1,135	-	-	1,135
TOTAL	$369,727	$10,400	$74,877	$284,450

Amortized cost	$359,611	$10,027	$68,481	$281,103
Gross unrealized losses	(17,634)	-	(5,230)	(12,404)
Fair value	346,680	10,447	64,154	272,079

OTTI:
Credit-related OTTI charge taken year-to-date	$452	$107	$104	$241
Non-credit-related OTTI charge taken year-to-date	(433)	(107)	(104)	(222)
TOTAL	$19	$-	$-	$19

Weighted average percentage of fair value to UPB	93.8%	100.5%	85.7%	95.7%
Original weighted average credit support[1]	4.8	3.1	5.5	4.7
Weighted average credit support[1]	10.4	4.3	5.0	12.1
Weighted average collateral delinquency[2]	10.4	15.0	13.7	9.3

[1]

Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus real estate owned (REO).

As of September 30, 2013, the amortized cost of private-label MBS/ABS with unrecognized losses was $219.3 million. (See Note 3 of the Notes to the Financial Statements included under Item 1 for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 29 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position (in thousands). The underlying collateral for all prime loans was first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 29

	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate[1]
Private-label residential MBS:
Prime	$117,956	$117,584	$8,166	8.0%

Alt-A:
Alt-A other	97,680	95,611	8,891	12.5
Alt-A option arm	6,064	6,064	577	15.4
Total Alt-A	103,744	101,675	9,468	12.7

TOTAL	$221,700	$219,259	$17,634	10.2%

[1]

Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of September 30, 2013. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of September 30, 2013.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 28 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 115 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value. See Note 3 of the Notes to Financial Statements under Item 1 – “Financial Statements” for information on our OTTI evaluation process.

Tables 30 and 31 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 30

Private-label residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	11.4%	6.2%	32.5%	11.2%
2005	9.8	10.5	33.2	5.7
2006	9.3	11.6	37.5	4.3
Total Prime	11.1	6.8	32.9	10.4

Alt-A:
2004 and prior	11.1	10.4	35.4	13.1
2005	9.2	15.9	39.3	4.9
Total Alt-A	10.4	12.3	36.7	10.3

TOTAL	10.8%	9.6%	34.8%	10.3%

Table 31

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	2.8%	6.8%	95.7%	2.1%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the three- and nine-month periods ended September 30, 2013, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. This stress test or adverse case scenario is based on a short-term housing price forecast that is decreased 5 percentage points relative to the base case followed by a recovery path that is 33.0 percent lower than the base case. See Note 3 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a description of the assumptions used to determine actual credit-related OTTI. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended September 30, 2013 is $0.6 million compared to $0.3 million recorded under the base case scenario.

Deposits: Total deposits decreased 35.9 percent from December 31, 2012 to September 30, 2013, marked most significantly by a decrease in overnight balances and demand deposits. Deposit programs are offered for the benefit of our members and certain other qualifying non-members primarily as a convenience to facilitate transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits is in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 basis points on demand deposits and 10 basis points on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during the remainder of 2013 if demand for loans at member institutions increases, if members continue to de-lever their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 8.5 percent from December 31, 2012 to September 30, 2013 and the mix between discount notes and bonds changed over the period. Discount notes increased in both absolute balances and as a percentage of total consolidated obligations. Discount notes increased from 28.3 percent of total outstanding consolidated obligations as of December 31, 2012 to 36.7 percent as of September 30, 2013. Conversely, bonds decreased in both absolute balances and as a percentage of total consolidated obligations outstanding. Bonds decreased from 71.7 percent of total outstanding consolidated obligations as of December 31, 2012 to 63.3 percent as of September 30, 2013. The increase in discount notes from December 31, 2012 to September 30, 2013 was primarily to fund the increase in short-term advances, predominantly our line of credit product (see this Item 2 – “Financial Condition – Advances”). The increase in discount notes is also relative to the decrease that occurred at the end of 2012 due to fiscal and political uncertainty. The most recent fiscal and political uncertainty has resulted in tighter market conditions and a temporary increase in short-term funding costs across all instruments. In anticipation of potential market disruptions, we increased our issuance of term discount notes (primarily two- and three-month maturities) and variable rate bonds to increase and extend our liquidity position in late September and into early October 2013. The balance sheet asset mix changes discussed earlier will continue to impact the composition of our liabilities between bonds and discount notes.

The decrease in bonds, both in absolute dollars and as a percentage of total consolidated obligations, was primarily due to declines in bonds swapped or indexed to LIBOR as we allowed our excess LIBOR debt basis position to decline during 2013 as concerns over political and fiscal events in late 2012 and early 2013 lessened. We increased our issuance of variable rate bonds to increase our liquidity position in late September and early October 2013 in response to emerging political and fiscal concerns, particularly as they relate to the partial shutdown of the U.S. government and the U.S. debt ceiling debate.

During the first nine months of 2013, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but occasionally up to one year) to fund fixed rate mortgage assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 4 through 7 under this Item 2 – “Results of Operations.” Refinancing debt usually increases costs in the month the calls are initiated due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the replacement debt (conventionally not exceeding 30 days forward). The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during the first nine months of 2013 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

The notional amount of total derivatives outstanding decreased by $3.0 billion from December 31, 2012 to September 30, 2013 primarily due to our recent use of LIBOR-based variable rate bonds for funding instead of fixed or variable rate bonds swapped to LIBOR, coupled with a net reduction in the non-callable variable rate consolidated obligation bonds swapped to LIBOR. Other large declines were in interest rate caps hedging adjustable rate MBS with embedded caps (decline in MBS with embedded caps), derivatives swapping fixed rate convertible advances (decline in fixed rate convertible advances – see Table 16 under this Item 2 – “Financial Condition – Advances”) and derivatives swapping fixed rate non-callable bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income and proceeds from security repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments, and contingent funding or purchase obligations including letters of credit and any required purchases of securities under standby bond purchase agreements.

Total cash and investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper, reverse repurchase agreements, and GSE debentures increased slightly from $3.8 billion on December 31, 2012 to $4.1 billion on September 30, 2013. Increases in cash, GSE debentures, certificates of deposit and commercial paper were partially offset by decreases in Federal funds sold and reverse repurchase agreements. We reduced our investment in reverse repurchase agreements because of the decline in their yields during the first nine months of 2013 (see “Financial Market Trends” in this Item 2) and instead invested in other short term securities with slightly higher yields. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market or for derivatives exposure and are classified as trading to enhance our liquidity position. These debentures increased to $2.3 billion in par value as of September 30, 2013 from $2.0 billion in par value as of December 31, 2012, reflecting purchases of these debentures during the first nine months of 2013.

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

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout the first nine months of 2013 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term assets. The weighted average remaining days to maturity of discount notes outstanding increased to 50 days as of September 30, 2013 from 49 days as of December 31, 2012. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account increased to 15 days as of September 30, 2013 from 5 days as of December 31, 2012 primarily due to the significant reduction in our overnight reverse repurchase agreements and increases in term money market investments including commercial paper and certificates of deposit. As a result of the increase in the weighted average maturity of these short-term assets, the mismatch of discount notes and our money market investment portfolio decreased from 44 days on December 31, 2012 to 35 days on September 30, 2013. As discussed previously, we took steps in 2012, including increasing the weighted average remaining days to maturity of our discount note portfolio, to increase our liquidity position. We allowed this mismatch to decline through most of the first eight months of 2013 as concerns over political and fiscal events in late 2012 and early 2013 diminished. However, as similar political and fiscal events began to take place at the end of the third quarter of 2013, we began increasing our liquidity position in anticipation of potential market disruptions to ensure our ability to respond to increased liquidity demands, if needed. The partial shutdown of the U.S. government and U.S. debt ceiling debate were resolved in mid-October, at which time we resumed normal liquidity practices. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

From time to time we retain cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the overnight Federal funds market to compensate us for the associated credit risk; and (3) the desire not to increase our balance sheet allocation to other investment categories. As of September 30, 2013, cash in our Federal Reserve Bank account totaled $962.8 million compared to $369.7 million on December 31, 2012. The increase at September 30, 2013 was due to our increased liquidity position in the days preceding the mid-October debt ceiling deadline.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: We are subject to three capital requirements under provisions of the Gramm-Leach-Bliley Act (GLB Act), the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. See Note 12 in the Notes to Financial Statements included under Item 1 for additional information and compliance with these capital requirements as of September 30, 2013 and December 31, 2012.

On June 21, 2013 the Board of Directors reduced the AMA activity-based stock purchase requirement pursuant to our capital plan, effective as of July 11, 2013. The new AMA requirement, which relates to members’ secondary market mortgage loan sales to us under the MPF Program, has been reduced to zero percent from the previous requirement of two percent. Under our capital plan, the Board of Directors is permitted to establish the percentage for the AMA requirement between zero percent and six percent, subject to a maximum of one and one-half percent of a member’s assets. This reduction did not impact non-members because they are required to maintain activity-based stock until the activity (i.e., sale of mortgage loans) no longer remains outstanding. We repurchased the excess stock resulting from this change during the third quarter of 2013.

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

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for the remainder of 2013 will remain close but may widen slightly compared to the differential for the first nine months of 2013, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. Based on our continued strong operating performance, management expects to recommend a dividend rate on Class B Common Stock of 3.75 percent (per annum) for the fourth quarter of 2013 while maintaining the current dividend rate on Class A Common Stock. Management also cautions that market conditions can be unpredictable and adverse changes may result in lower dividend rates in the next quarter.

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

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, derivatives, etc.). We also can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

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

Investments – As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Approximately 92 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). Some of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 25), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of two securities that experienced de minimis cash flow shortfalls. We experienced cash flow shortfalls on one security during 2012 and continue to experience shortfalls in 2013, while we witnessed the only cash flow shortfall on the second security during the second quarter of 2013. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

We are subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. We manage this risk through credit analysis and collateral management. The amount of credit risk on derivatives depends on the extent to which netting procedures and collateral requirements are used and are effective in mitigating the risk. We are also required to follow the requirements set forth by applicable regulation.

Bilateral Derivatives. We are subject to non-performance by the counterparties to its bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. The amount of net unsecured credit exposure that is permissible with respect to each counterparty depends on the credit rating of that counterparty. A counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of September 30, 2013.

Cleared Derivatives. We are subject to nonperformance by the Derivative Clearing Organization(s) (Clearinghouse) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2013.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral, including initial and variation margin. In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. Tables 32 and 33 present derivative notional amounts and counterparty credit exposure, net of collateral and excluding instances where our pledged collateral exceeds our net position, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 32

09/30/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$111,000	$1,498	$-	$1,498
Single-A	5,946,825	37,612	32,621	4,991
Cleared derivatives	364,000	62	(1,212)	1,274
Liability positions with credit exposure:
Cleared derivatives	455,500	(208)	(5,670)	5,462
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$6,877,325	$38,964	$25,739	$13,225

Table 33

12/31/2012
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$196,000	$4,173	$-	$4,173
Single-A	7,040,825	47,719	27,004	20,715
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,236,825	$51,892	$27,004	$24,888

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. During 2011, management consciously decided to change the composition of our investments by transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs and secured reverse repurchase agreements, which had comparable rates. While we slightly increased our exposure to foreign entities in 2013 because of the decline in rates on reverse repurchase agreements, we restricted our unsecured investments to entities in countries that are financially stable.

As of September 30, 2013, total cross-border outstandings were 2.5 percent of our total assets, and no individual country represented more than one percent. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets were $0.3 million to Norway.

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first nine months of 2013.

As rates and market volatility increased significantly in the latter half of the third quarter of 2013, demand for our longer-term debt, as evidenced by widening credit spreads, was negatively impacted as investors were hesitant to buy bonds with the possibility of continued increases in market rates and as dealer demand declined as their inventories of Agency debt declined in value and extended in duration. Despite this widening in our credit spreads we continued to maintain stable access to the capital markets throughout the first nine months of 2013. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of September 30, 2013 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

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

Significant Finance Agency Regulatory Actions:

Finance Agency Issues Final Rule on Stress Testing of Regulated Entities. On September 26, 2013, the Finance Agency issued a final rule and accompanying information reporting orders on Stress Testing of Regulated Entities. The final rule implements Section 165(i)(2) of the Dodd-Frank Act and requires us to conduct an annual stress test to determine whether we have the capital necessary to absorb losses as a result of adverse economic conditions, and sets forth the basic requirements for implementing stress tests and reporting the results. The final rule requires us to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on our consolidated earnings, capital, and other related factors, over a nine-quarter forward horizon based on its portfolio as of September 30, 2013, with results submitted to the Finance Agency on or before April 30, 2014 and annually thereafter. We will also be required to disclose publicly a summary of the stress test results for the severely adverse scenario between July 15 and July 30 of each year. The final rule became effective on October 28, 2013.

Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned (“REO”), and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). We are in the process of determining the financial statement effects of implementing AB 2012-02 on our financial condition, results of operations, and cash flows. Subsequent to the issuance of AB 2012-02, the Finance Agency issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. The asset classification provisions in AB 2012-02 should be implemented by January 1, 2014. The charge-off provisions have been extended and should be implemented no later than January 1, 2015. We intend to adopt AB 2012-02 prospectively.

Additional Developments:

Basel Committee on Banking Supervision – Proposed Liquidity Coverage Ratio. In October 2013, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation issued a proposed rule for a minimum liquidity coverage ratio (the LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with more than $250 billion in total assets or more than $10 billion in on-balance sheet foreign exposure; and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule would require the foregoing entities to maintain a sufficient amount of high-quality liquid assets (HQLAs) to meet their obligations and other liquidity needs that are forecasted to occur during a 30-calendar day stress scenario. The proposed rule defines various categories of HQLAs for purposes of satisfying the LCR, and these HQLAs are further categorized into Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be categorized as Level 2A HQLAs, meaning that they would be subject to a 15 percent haircut and, when combined with the Level 2B category, cannot exceed 40 percent of the total HQLAs maintained by the institution. The categorization of consolidated obligations as a Level 2A HQLA could adversely impact investor demand for consolidated obligations because their treatment will be less favorable than the treatment of Level 1 HQLAs, potentially resulting in increased funding costs and, in turn, adversely impacting the results of our operations. Comments on the proposed rule are due January 31, 2014.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

We measure interest rate risk exposure by various methods, including the calculation of duration of equity (DOE) and market value of equity (MVE) in different interest rate scenarios.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of September 30, 2013. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 34 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Up 100 Basis Points	Base	Down 100 Basis Points	Down 200 Basis Points
09/30/2013	2.0	0.8	-1.8	0.5	-0.9
06/30/2013	2.1	1.1	-1.8	0.5	-1.0
03/31/2013	1.2	-1.0	-0.1	-0.5	-0.4
12/31/2012	0.3	-3.0	-0.6	-0.1	-0.1
09/30/2012	0.1	-3.0	-2.2	0.1	-0.2

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The DOE as of September 30, 2013 remained relatively stable in the base scenario, increased slightly (became less negative) in the down 200 basis point shock scenario and decreased slightly in the up 200 basis point shock scenario from June 30, 2013. The primary factors contributing to these marginal changes in duration during the third quarter of 2013 were: (1) the general continued rise of interest rates and the relative level of mortgage rates during the period; (2) the slight decrease in the fixed rate mortgage loan portfolio during the period along with the associated decrease of this portfolio as a percent of total assets as the balance sheet expanded, including declining prepayment projections based on the general increase in interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods, even though at a slower pace as interest rates have increased.

The marginal increase in longer-term interest rates during the third quarter of 2013 generally results in a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight decrease in our mortgage loan portfolio during this period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, slower projected prepayments indicate a relative decline in refinancing incentive for borrowers. However, even though the prepayment incentive generally declined, the historically low interest rate environment continues to provide refinancing opportunities for qualifying borrowers with higher rate mortgage loans.

With the relative decreasing balance of the fixed rate mortgage loan portfolio, the portfolio naturally decreased slightly as an overall percentage of total assets as the balance sheet expanded, decreasing from 16.7 percent of total assets as of June 30, 2013 to 16.4 percent as of September 30, 2013. Even with this weighting decrease, the mortgage loan portfolio remains a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of duration of equity. This magnification occurs when a portfolio weighting as a percent of the overall balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when advance balances decline, our mortgage loan portfolio effectively increases as a total proportion of total assets, assuming all other asset portfolios remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a greater contribution impact to the overall DOE since DOE is a weighted measurement. Couple this example with an absolute growth in the mortgage loan portfolio during the same period, and the mortgage loan portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the mortgage loan duration profile.

With respect to the current period, the mortgage loan portfolio effectively decreased as a proportion of total assets, causing the duration of the mortgage loan portfolio to contribute a somewhat dampened impact to the overall DOE. However, with the increase in rates slowing projected prepayments and extending the overall duration profile for the mortgage loan portfolio, the absolute impact to DOE was a net increase since the weighting and the absolute duration profile of the portfolio remains a sizable asset category. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

Even with the slight decline in the mortgage loan portfolio, new loans were continually added to the portfolio to replace loans that were prepaid. Active management of this ongoing growth continues to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to replace called bonds as the interest rate environment continued to remain at historically low levels. The call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. As discussed above, as interest rates increased during the period and as we continued to experience prepayments of the fixed rate mortgage portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds late in the third quarter provided the opportunity to refinance our liabilities, though at a reduced level from previous periods. The increase in interest rates during the third quarter of 2013 further extended the duration profile of the existing portfolio of unswapped callable bonds. This liability extension is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes was sustained, and even increased, to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance in relation to the mortgage portfolios is discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE decrease in the up 200 basis point shock scenario as the sensitivity of duration tended to marginally decline.

In addition, we purchased Agency fixed rate MBS/CMOs and variable rate MBS/CMOs, including multi-family Agency-guaranteed MBS, during the period as allowable according to Finance Agency regulations. Some of the variable rate Agency MBS purchases were with and some were without embedded interest rate caps. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio. The relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We generally purchase interest rate caps to offset the impact of embedded caps in variable rate Agency MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the adjustable rate MBS/CMOs. This relationship also generated specific opportunities during the quarter to invest in additional variable rate MBS/CMO securities with embedded caps while not adding additional interest rate cap derivatives. Even with the addition of these variable rate MBS/CMOs with embedded caps, the general duration and negative convexity profile continues to provide a managed hedge relationship where the behavior of our overall interest rate risk profile continues to be within our operating limits and expectations even though we did not purchase additional interest rate caps during the period.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price generally increases as interest rates decline. When an instrument’s convexity profile approaches zero, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile moves further from zero, the duration profile is steepening and is decreasing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. All of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. With the changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE increase in the down 200 basis point shock scenario during the third quarter of 2013 is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -1.3 months for both September 30, 2013 and June 30, 2013 reporting periods. Again, as discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the rising interest rate environment. All 12 FHLBanks are required to submit this base duration gap number to the OF as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of September 30, 2013, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital. The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our AMA capital stock requirement and exercised a measured repurchase of capital stock during the period (see “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Level Overview” for additional information), leading to a lower level of capital that inherently increased our ratio of MVE to TRCS from June 30, 2013 to September 30, 2013 in all interest rate scenarios in the table below.

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Up 100 Basis Points	Base	Down 100 Basis Point	Down 200 Basis Points
09/30/2013	163	166	165	164	162
06/30/2013	156	159	158	157	155
03/31/2013	161	161	157	160	158
12/31/2012	167	165	158	161	160
09/30/2012	164	162	155	155	155

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

Tables 36 and 37 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 36

09/30/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,578,500	$(99,147)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	467
Fixed rate convertible advances[1]	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,439,731	(221,421)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(3,089)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,061,820	(119,122)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,736,800	36,398
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	792
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,075	1,344
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,316,000	131,711
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	785,000	8,439
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	70,000	(2,408)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,252,500	(51,835)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	3,670,000	55
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive variable interest rate swap or receive fixed, pay variable interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	10,000	1
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	76,000	-
TOTAL				$21,441,426	$(317,815)

__________

[1]	The notional amount outstanding includes hedged advances issued as fixed rate convertible advances that have passed the last conversion date and therefore are classified as fixed rate advances.

Table 37

12/31/2012
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,682,500	$(160,247)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(3,107)
Fixed rate convertible advances[1]	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,814,657	(323,759)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(4,429)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,047)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,726,800	27,408
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	2,291
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	106,355	6
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,637,000	186,632
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	880,000	26,199
Callable step-up consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,270,000	(324)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,765,000	6,747
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive variable interest rate swap or receive fixed, pay variable interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	30,000	17
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	96,000	-
TOTAL				$24,392,632	$(408,613)
__________

[1]	The notional amount outstanding includes hedged advances issued as fixed rate convertible advances that have passed the last conversion date and therefore are classified as fixed rate advances.

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of September 30, 2013. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed October 25, 2013, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.1 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of President and Chief Executive Officer and Senior Vice President and Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the FHLBank’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Statements of Condition as of September 30, 2013 and December 31, 2012; (ii) Statements of Income for the Three- and Nine-month Periods Ended September 30, 2013 and 2012; (iii) Statements of Comprehensive Income for the Three- and Nine-month Periods Ended September 30, 2013 and 2012; (iv) Statements of Capital for the Nine-month Periods Ended September 30, 2013 and 2012; (v) Statements of Cash Flows for the Nine-month Periods Ended September 30, 2013 and 2012; and (vi) Notes to the Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: November 8, 2013	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and
Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)