Form 10-K
period 2013-12-31
Federal Home Loan Bank of Topeka
filed 2014-03-14
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 03/12/2014
Class A Stock, par value $100	5,144,160
Class B Stock, par value $100	7,688,835

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 28, 2013, the aggregate par value of stock held by current and former members of the registrant was $1,409,911,000, and 14,099,110 total shares were outstanding as of that date.

Documents incorporated by reference:  None

.FEDERAL HOME LOAN BANK OF TOPEKA

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risk or uncertainty and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government sponsored enterprises (GSE); or the FHLBank System in general;

Regulatory actions and determinations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act);

Changes in the FHLBank’s capital structure;

Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;

Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;

Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment and other accounting rule requirements;

The effects of amortization/accretion;

Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

Volatility of market prices, interest rates and indices and the timing and volume of market activity;

Membership changes, including changes resulting from member failures or mergers, changes in the principal place of business of members or changes in the Federal Housing Finance Agency (Finance Agency) regulations on membership standards;

Our ability to declare dividends or to pay dividends at rates consistent with past practices;

Soundness of other financial institutions, including FHLBank members, nonmember borrowers, and the other FHLBanks;

Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by reverse repurchase and derivative counterparties;

Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

Our ability to keep pace with technological changes and the ability of the FHLBank to develop and support technology and information systems, including the ability to access the internet and internet-based systems and services, sufficient to effectively manage the risks of the FHLBank’s business;

The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the FHLBank has joint and several liability;

Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;

Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections; and

The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

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

PART I

Item 1: Business

General

One of 12 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). Our primary business is making collateralized loans and providing other banking services to member institutions and certain qualifying non-members (housing associates). We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. We are exempt from federal, state, and local taxation, except for real property taxes. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, insurance company, or community development financial institution whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2013, this asset cap was $1.1 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own capital stock in the FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than 5 percent of any class of our voting securities and any person who is, or at any time since the beginning of our last fiscal year (January 1 for the FHLBanks) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 82 and 83 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Finance Agency regulations require that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset regulations. Consistent with our 2013 strategic business plan, we focused on increasing advances as a percent of our total assets. Our 2014-2016 strategic business plan includes a balance sheet management strategy consistent with 2013 Finance Agency guidance, to attain core mission benchmarks by the end of 2016. See Item 1A – “Risk Factors” for further information on Finance Agency-suggested benchmarks.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally considered the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have traditionally had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings, and the issuance of capital stock.

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 11 FHLBanks at AA+ and one FHLBank at AA. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is stable. Moody’s has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt.

Business Segments

We currently do not manage or segregate our operations by segments.

Advances

We make advances to members and housing associates based on the security of residential mortgages and other eligible collateral. A brief description of our standard advance product offerings is as follows:

▪

Line of credit advances are variable rate, non-amortizing, prepayable, revolving line products that provide an alternative to the purchase of Federal funds, brokered deposits or repurchase agreement borrowings;

▪	Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days;
▪	Regular fixed rate advances are non-amortizing loans, prepayable with a fee, with terms to maturity from 94 days to 360 months;
▪

Symmetrical fixed rate advances are non-amortizing loans with terms to maturity from 94 days to 360 months, prepayable with a fee but the borrower also has the contractual ability to realize a gain from the market movement of interest rates upon prepayment (we started this product offering in February 2014);

▪

Adjustable rate advances are non-amortizing loans with terms to maturity from 4 to 180 months, which are: (1) prepayable with a fee on interest rate reset dates, if the variable interest rate is tied to any one of a number of standard indices including the London Interbank Offered Rate (LIBOR), Treasury bills, Federal funds, or Prime; or (2) prepayable without a fee if the variable interest rate is tied to one of our short-term fixed rate advance products;

▪

Callable advances can have a fixed or variable rate of interest for the term of the advance and contain an option(s) that allows for the prepayment of the advance without a fee on specified dates, with terms to maturity of 12 to 360 months for fixed rate loans or terms to maturity of 4 to 180 months for variable rate loans;

▪

Amortizing advances are fixed rate loans with terms to maturity of 12 to 180 months, prepayable with a fee, that contain a set of predetermined principal payments to be made during the life of the advance;

▪

Convertible advances are non-amortizing, fixed rate loans with terms to maturity of 12 to 180 months that contain an option(s) that allows us to convert the fixed rate advance to a prepayable, adjustable rate advance that re-prices monthly based upon our one-month short-term, fixed rate advance product. Once we exercise our option to convert the advance, it can be prepaid without a fee on the initial conversion date or on any interest rate reset date thereafter;

▪	Forward settling advance commitments lock in the rate and term of future funding of regular fixed rate advances up to 24 months in advance; and
▪	Standby credit facilities are variable rate, non-amortizing, prepayable, revolving standby credit lines that provide the ability to draw advances after normal cutoff times.

Customized advances may be created on request, including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Notes 1 and 8 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management.”

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

In addition to members, we make advances to housing associates. To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act of 1934; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). We currently have three housing associates as customers and all three are state HFAs.

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

Tables 23 and 24 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2013 and 2012 and the interest income associated with the five borrowers with the highest interest income for the years ended December 31, 2013 and 2012.

Mortgage Loans

We purchase various residential mortgage loan products from participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure created and maintained by the Federal Home Loan Bank of Chicago (FHLBank of Chicago). Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. These portfolio mortgage products, along with residential loans sold under the MPF Xtra product, where the PFI sells a loan through the MPF Program structure to Fannie Mae, collectively provide our members an opportunity to further their cooperative partnership with us.

The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program portfolio mortgage loans are considered AMAs, a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Allocation of Risk: The MPF Program is designed to allocate risks associated with residential mortgage loans between us and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or acquire servicing of residential mortgage loans, the MPF Program gives control of those functions that mostly impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with holding residential mortgage loans in portfolio.

Under the Finance Agency’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra product). The master commitment defines the pool of MPF loans for which the CE obligation is set so the risk associated with investing in such a pool of MPF loans is equivalent to investing in an AA-rated asset. As a part of our methodology to determine the amount of CE obligation necessary, we analyze the risk characteristics of each residential mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

For MPF portfolio products involving conventional mortgage loans, PFIs assume or retain a portion of the credit risk. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to in-part reduce the amount of one, as specified in a master commitment agreement for each pool of conventional mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are paid a CE fee for managing this credit risk. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance-based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are three MPF portfolio products from which PFIs currently may choose (see Table 1). Original MPF, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. Under all of the above MPF portfolio products, the PFI performs all traditional retail loan origination functions. As mentioned above, the MPF Xtra product is essentially a loan sale from the PFI to FHLBank of Chicago (Fannie Mae seller-servicer), and simultaneously to Fannie Mae. We collect a counterparty fee for our PFI participating in the MPF Xtra product.

The MPF portfolio products involving conventional mortgage loans are termed credit-enhanced products, in that we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government and Xtra products do not have a first loss and/or credit enhancement structure.

PFI Eligibility: Members and eligible housing associates may apply to become PFIs. We review the general eligibility of the member, its servicing qualifications, and its ability to supply documents, data and reports required to be delivered by PFIs under the MPF Program. A Participating Financial Institution Agreement provides the terms and conditions for the sale or funding of MPF loans, including required CE obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s CE obligations under this agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with us. We have the right under the advances agreement to request additional collateral to secure the PFI’s MPF CE obligations.

MPF Provider: FHLBank of Chicago serves as the MPF Provider for the MPF Program. They maintain the structure of MPF residential loan products and the eligibility rules for MPF loans, including MPF Xtra loans, which primarily fall under the rules and guidelines provided by Fannie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back-office processing of MPF loans in its role as master servicer and program custodian. We utilize the capability under the individual FHLBank pricing option to change the pricing offered to our PFIs for all MPF products, but any changes made affect all delivery commitment terms and loan note rates in the same amount for all PFIs. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program.

The MPF Provider publishes and maintains the MPF Origination, Underwriting and Servicing Guides and the MPF Xtra Guide, all of which detail the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. As indicated, under the MPF Xtra product, we are a conduit that PFIs use to sell loans to FHLBank of Chicago, then simultaneously to Fannie Mae. We began offering the MPF Xtra product in 2012, primarily to expand our use of balance sheet management tools available to us. The MPF Xtra product allows our PFIs to take advantage of the differences between the risk-based capital costs associated with the credit enhancement feature on MPF portfolio products compared to loan level price adjustments that exist with MPF Xtra. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances (UPB) of MPF loans funded since January 1, 2004.

MPF Servicing: PFIs selling residential mortgage loans under the MPF Program may either retain the servicing function or transfer it and the servicing rights to an approved PFI servicer. If a PFI chooses to retain the servicing function, they receive a servicing fee. PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the residential mortgage loan with the PFI receiving a service-released premium. The servicing fee is paid to the third-party servicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF Program requirements and makes periodic reports to the MPF Provider.

Mortgage Standards: The MPF Program has adopted ability-to-repay and safe harbor qualified mortgage requirements for all mortgages with loan application dates on or after January 10, 2014. PFIs are required to deliver residential mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional mortgage loans in our portfolio are broadly summarized as follows:

▪

Mortgage characteristics: MPF loans must be qualifying 5- to 30-year conforming conventional, fixed rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.

▪

Loan-to-value (LTV) ratio and PMI: The maximum LTV for conventional MPF loans is 95 percent, though Affordable Housing Program (AHP) MPF mortgage loans may have LTVs up to 100 percent. Conventional MPF mortgage loans with LTVs greater than 80 percent are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.

▪

Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. MPF mortgage loans are documented using standard Fannie Mae/Freddie Mac uniform instruments.

▪

Government loans: Government mortgage loans sold under the MPF Program have substantially the same parameters as conventional MPF mortgage loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet all requirements to be insured or guaranteed by the applicable government agency.

▪

Ineligible mortgage loans: Loans not eligible for sale under the MPF Program include residential mortgage loans unable to be rated by S&P, loans not meeting eligibility requirements, loans classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws, or subprime, non-traditional, or higher-priced mortgage loans.

Loss Calculations: Losses under the FLA for conventional mortgage loans are defined differently than losses for financial reporting purposes. The differences reside in the timing of the recognition of the loss and how the components of the loss are recognized. Under the FLA, a loss is the difference between the recorded loan value and the total proceeds received from the sale of a residential mortgage property after paying any associated expenses, not to exceed the amount of the FLA. The loss is recognized upon sale of the mortgaged property. For financial reporting purposes, when a mortgage loan is deemed a loss, the difference between the recorded loan value and the appraised value of the property securing the loan (fair market value) less the estimated costs to sell is recognized as a charge to the Allowance for Credit Losses on Mortgage Loans in the period the loss status is assigned to the loan. After foreclosure, any expenses associated with carrying the loan until sale are recognized as Real Estate Owned (REO) expenses in the current period.

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any claim, action, or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.

Table 1 presents a comparison of the different characteristics for each of the MPF products held on balance sheet as of December 31, 2013:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI
Original MPF	4 basis points (bps) per year against unpaid balance, accrued monthly	After FLA, to bring to the equivalent of “AA”	10 bps per year, paid monthly based on remaining UPB; guaranteed	No	25 bps per year, paid monthly
MPF 100[2]	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly based on remaining UPB; performance based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	After FLA, to bring to the equivalent of “AA”	7 to 10 bps per year, paid monthly based on remaining UPB; performance based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[3]	Sized to equal expected losses	0 to 20 bps after FLA and SMI, to bring to the equivalent of “AA”	7 bps per year plus 6 to 7 bps per year, performance based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A4	N/A	44 bps per year, paid monthly

[1]

Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Act.
[3]	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.
[4]	Two government master commitments have been grandfathered and paid 2 bps/year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2013:

Table 2

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) – FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent – FLA-SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.
[2]	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.
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

[5]	PCE represents the CE obligation that the PFI elects to retain rather than covering with SMI. Under this MPF product, the retained amount can range from 0 to 20 bps.

Investments

A portfolio of investments is maintained for liquidity and asset-liability management purposes. We maintain a portfolio of short-term investments in highly rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, commercial paper and securities purchased under agreement to resell (i.e., reverse repurchase agreements). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS or asset-backed securities (ABS) that carried the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition. We no longer purchase private-label MBS/ABS, although we continue to hold a small percentage in our investment portfolio.

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
▪

Whole mortgages or other whole loans other than: (1) those acquired under our MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from an NRSRO; (4) MBS or ABS backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under section 12(b) of the Bank Act;

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

In addition to the above limitations on allowable types of MBS investments, the Finance Agency limits our total investment in MBS by requiring that the total amortized cost of MBS owned not exceed 300 percent of our previous month-end total regulatory capital, as reported to the Finance Agency, on the day we purchase the securities. We generally utilize our MBS authority to maintain a portfolio of MBS investments approximating 300 percent of our total regulatory capital. However, as part of our strategic planning initiatives, we anticipate the level of MBS declining over the next three years.

Debt Financing – Consolidated Obligations

Consolidated obligations, consisting of bonds and discount notes, are our primary liabilities and represent the principal source of funding for advances, traditional mortgage products, and investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 12 FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them; however, the capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. As such, the FHLBanks historically have had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the maturity spectrum and through a variety of debt structures, assists us in managing our balance sheet effectively and efficiently. Moody’s currently rates the FHLBanks’ consolidated obligations Aaa/P-1, and S&P currently rates them AA+/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

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

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2013 and 2012 (in millions):

Table 3

	12/31/2013	12/31/2012
Par value of consolidated obligations of the FHLBank	$30,931	$30,458

Par value of consolidated obligations of all FHLBanks	$766,837	$687,902

Finance Agency regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:

▪	Cash;
▪	Obligations of, or fully guaranteed by, the U.S government;
▪	Secured advances;
▪	Mortgages that have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government;
▪

Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located; and

▪

Other securities that are assigned a rating or assessment by an NRSRO that is equivalent to or higher than the rating on consolidated obligations, except securities specifically prohibited, as described in the Investments section of Item 1 – “Business – Investments.”

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2013 and 2012 (in thousands):

Table 4

	12/31/2013	12/31/2012
Total non-pledged assets	$33,864,497	$33,735,216
Total carrying value of consolidated obligations	30,946,529	30,642,961

Ratio of non-pledged assets to consolidated obligations	1.09	1.10

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Constant Maturity Swap (CMS), Prime and Three Month Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable bond tied to one of the standardized indices.

When consolidated obligations are issued with variable rate coupon payment terms that use the Federal funds rate, we typically simultaneously enter into derivatives that effectively convert the Federal funds rate to LIBOR. The effective Federal funds rate is based upon transactional data relating to the Federal funds sold market. An increase in commercial bank reserves combined with the rate of interest paid on those reserves has contributed to a decline in the volume of transactions in the overnight Federal funds market. Thus, in the aggregate, the FHLBanks may comprise a significant percentage of the Federal funds sold market at any given point in time; however each FHLBank manages its investment portfolio separately. The FHLBanks stopped issuing consolidated obligations that use the Federal funds rate in July 2012.

Consolidated Obligation Discount Notes: The Office of Finance also sells consolidated obligation discount notes on behalf of the FHLBanks that generally are used to meet short-term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction specific amounts of discount notes with fixed maturity dates ranging from 4 to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the auctions varies based upon market conditions and/or on the funding needs of the FHLBanks. Discount notes are generally sold at a discount and mature at par.

Use of Derivatives

The FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts, and other derivatives can be used as part of our interest rate risk management and funding strategies. This policy, along with Finance Agency regulations, prohibits trading in or the speculative use of derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk, mortgage prepayment risk, unsecured credit risk, and foreign currency risk.

We use derivatives in three general ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment, or forecasted transaction; (2) in asset/liability management (i.e. economic hedge); or (3) by acting as an intermediary between members and the capital markets. Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, and to reduce funding costs as discussed below.

We often execute derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions) to reduce funding costs or to alter the characteristics of our liabilities to more closely match the characteristics of our assets. At times, we also execute derivatives concurrently with the issuance of consolidated obligation discount notes in order to create synthetic variable rate debt at a cost that is often lower than funding alternatives and comparable variable rate cash instruments issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of advances at more attractive prices than would otherwise be possible. Swapped consolidated obligation transactions depend on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better match assets, meet customer needs, and/or improve our funding costs.

We frequently purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. Although these derivatives are valid economic hedges against the prepayment and option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and therefore do not receive fair value or cash flow hedge accounting. The derivatives are marked to fair value through earnings. We may also use interest rate caps and floors, swaptions, and callable swaps to manage and hedge prepayment and option risk on MBS, CMOs and mortgage loans.

See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Risk Management – Interest Rate Risk Management” for further information on derivatives.

Deposits

The Bank Act allows us to accept deposits from our members, housing associates, any institution for which we are providing correspondent services, other FHLBanks, and other government instrumentalities. We offer several types of deposit programs, including demand, overnight, and term deposits.

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

Under the GLB Act and the Finance Agency rules and regulations, we are subject to risk-based capital rules. Only permanent capital can satisfy our risk-based capital requirement. In addition, the GLB Act specifies a 5 percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a 4 percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. We may not redeem or repurchase any of our capital stock without Finance Agency approval if the Finance Agency or our Board of Directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements. Therefore, a member’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining compliance with the three regulatory capital requirements: risk-based, leverage, and total capital.

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

Consistent with Finance Agency guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted a retained earnings policy, which provides guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings policy includes detailed calculations of four components:

▪

Market risk, which effective June 30, 2013 is calculated consistent with the market component of our regulatory risk‐based capital value-at-risk requirement using a 95 percent confidence level versus the 99 percent confidence level in the regulatory requirement, recognizing that a dividend period is shorter (60 business days or three months) than the period used in the market component of the regulatory risk‐based capital calculation (120 days or six months); prior to June 30, 2013, the market risk component was calculated based upon our projected dividend paying capacity under a two-year earnings analysis that includes multiple stress or extreme scenarios (amount necessary to pay dividends at three-month LIBOR over the period);

▪

Credit risk, which requires that retained earnings be sufficient to credit enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated);

▪	Operations risk, which is equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and
▪

Derivative hedging volatility, which is the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks).

The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2013 and 2012 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Market Risk[1]	$48,759	$60,816	$36,527	$-
Credit Risk	62,225	65,205	69,990	68,163
Operations Risk	33,295	37,806	31,955	20,449
Derivative Hedging Volatility	22,262	24,474	21,563	24,012
Total Retained Earnings Threshold	166,541	188,301	160,035	112,624
Actual Retained Earnings as of End of Quarter	567,332	538,650	518,306	498,172
Overage	$400,791	$350,349	$358,271	$385,548

[1]	For March 31, 2013, market risk was zero because we had sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Market Risk (dividend paying capacity)[1]	$-	$-	$-	$-
Credit Risk	68,619	69,377	72,905	77,221
Operations Risk	20,586	20,813	21,872	23,166
Derivative Hedging Volatility	21,325	25,018	27,401	28,300
Total Retained Earnings Threshold	110,530	115,208	122,178	128,687
Actual Retained Earnings as of End of Quarter	481,282	460,715	440,682	425,872
Overage	$370,752	$345,507	$318,504	$297,185

[1]	Market risk is zero when we have sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

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

Tax Status

We are exempt from all federal, state and local taxation except for real property taxes.

Assessments

We are subject to regulatory assessments based on a percentage of our earnings. We were obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and AHP expenses through June 30, 2011. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury for the second quarter of 2011 resulted in full satisfaction of the FHLBanks’ REFCORP obligation. Starting in the third quarter of 2011, we began allocating 20 percent of our net income to a separate RRE Account as described in “Capital, Capital Rules and Dividends” under this Item 1. In addition to the RECORP obligation, the 12 FHLBanks were required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP through June 30, 2011 were the equivalent to an effective minimum income tax rate of 26.5 percent. After June 30, 2011, required assessments for AHP were equivalent to an effective minimum income tax rate of 10 percent.

Other Mission-Related Activities

In addition to supporting residential mortgage lending, one of our core missions is to support related housing and community development. We administer and fund a number of targeted programs specifically designed to fulfill that mission. These programs provide housing opportunities for thousands of very low-, low- and moderate-income households and strengthen communities primarily in Colorado, Kansas, Nebraska and Oklahoma.

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Assessments” are reserved for this program. AHP provides cash grants to members, creating a pool of no-cost or low-cost funds to finance the purchase, construction, or rehabilitation of very low-, low-, and moderate-income owner occupied or rental housing. In addition to the competition for AHP funds, a customized homeownership set-aside program called the Rural First-Time Homebuyers Program (RFHP) was offered during 2013 under the AHP. The RFHP provides down payment, closing cost, or rehabilitation cost assistance to first-time homebuyers in rural areas.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 5.0 percent, 5.1 percent and 4.5 percent of total advances outstanding as of December 31, 2013, 2012 and 2011, respectively. Programs offered during 2013 under the CICA Program, which is not funded through the AHP, include:

▪

Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪

Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-businesses, public or private utilities, schools, medical and health facilities, churches, day care centers, or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area, or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

Other Housing and Community Development Programs. A number of other voluntary housing and community development programs have also been established. These programs are not funded through the AHP and include the following:

▪

Joint Opportunities for Building Success (JOBS) – In 2013, $995,000 in JOBS funds were distributed to assist members in promoting employment growth in their communities. We distributed $998,000 and $1,225,000 in 2012 and 2011, respectively. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2014, the Board of Directors has approved up to $1,000,000 in funds that may be made available under this program. The following are elements of the JOBS program: (1) funds made available to projects only through our members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member; (7) projects can only be located in FHLBank Topeka’s District (Colorado, Kansas, Nebraska and Oklahoma); (8) applications of a political nature will not be accepted (JOBS funds cannot be used for any lobbying activity at the local, state or national level); and (9) FHLBank employees and members of their households may not receive JOBS funds except in their capacity as a volunteer of a nonprofit entity; and

▪

Rural First-time Homebuyer Education Program – We provide up to $100,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with RFHP-participating stockholders. We used $75,000, $100,000 and $75,000 of the available funds for this program during 2013, 2012 and 2011, respectively. For 2014, $75,000 has been allocated to this program.

Competition

Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members. Such other suppliers of wholesale funds may include investment banks and commercial banks. Smaller members generally have access to alternative funding sources through brokered deposits and the sale of securities under agreements to repurchase, while larger members typically have access to a broader range of funding alternatives. Large members may also have independent access to the national and global credit markets. The availability of alternative funding sources to members can significantly influence member demand for advances and can change as a result of a variety of factors including, among others, market conditions, product availability through the FHLBank, the member’s creditworthiness, and availability of member collateral for other types of borrowings.

Mortgage Loans: We are subject to competition in purchasing conventional, conforming fixed rate residential mortgage loans and government-guaranteed residential mortgage loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for purchasing residential mortgage loans comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize, or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining members for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products, structures and services offered.

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac, and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial, or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may increase, or less debt may be issued. We compete for the issuance of debt primarily on the basis of rate, term, structure and perceived risk of the issuer.

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

Regulatory Oversight, Audits and Examinations

General: We are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. The Finance Agency is responsible for providing effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness so they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency is headed by a director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Director has designated and prescribed functions, powers, and duties to a Deputy Director responsible for explicit oversight of the FHLBanks. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chairman of the Securities and Exchange Commission (SEC), and the Director, who serves as the Chairperson of the Board. The Finance Agency is funded in part through assessments from the 12 FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. To assess our safety and soundness, the Finance Agency conducts annual, on-site examinations, as well as periodic on-site and off-site reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the Finance Agency. This information is available to all FHLBanks.

Before a government corporation issues and offers obligations to the public, the Government Corporation Control Act provides that the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the manner and time issued; and the selling price. The Bank Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Treasury receives the Finance Agency’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

Audits and Examinations: We have an internal audit department and our Board of Directors has an audit committee. The Chief Internal Audit Officer reports directly to the audit committee. In addition, an independent registered public accounting firm audits our annual financial statements and effectiveness of internal controls over financial reporting. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General. The FHLBanks, the Finance Agency, and Congress all receive the audit reports. We must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

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

Personnel

As of March 12, 2014, we had 210 employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees good.

Legislative and Regulatory Developments

The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Recovery Act) and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or business environment are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Regulatory Actions:

Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned (“REO”), and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). We are in the process of determining the financial statement effects of implementing AB 2012-02 on our financial condition, results of operations, and cash flows, although we do not believe the results will materially impact our results of operations. Subsequent to the issuance of AB 2012-02, the Finance Agency issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. The asset classification provisions in AB 2012-02 were implemented on January 1, 2014. The charge-off provisions have been extended and should be implemented no later than January 1, 2015.

Finance Agency Issues Final Rule on Removal of References to Credit Ratings. On November 8, 2013, the Finance Agency issued a final rule implementing Section 939A of the Dodd-Frank Act, which requires Federal agencies to remove provisions from their regulations that require the use of ratings issued by NRSROs. The final rule amends Finance Agency regulations on investments, standby letters of credit and liabilities. The final rule will require us to make our own determination of credit quality with respect to investments, but does not prevent us from using NRSRO ratings or other third party analytics in our credit determinations. The final rule will become effective on May 7, 2014.

Finance Agency Issues Final Rule on Information Sharing Among FHLBanks. On December 6, 2013, the Finance Agency issued a final rule implementing a provision of the Recovery Act requiring the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks. The final rule provides that the Finance Agency will distribute to each FHLBank and the Office of Finance, or shall require each FHLBank to distribute directly to each other FHLBank and the Office of Finance, certain categories of information, including information from the Finance Agency’s call report system information regarding FHLBank liquidity, membership and unsecured credit exposure, and information contained in the “Summary and Conclusions” portion of each FHLBank’s final report of examination. The final rule became effective on January 6, 2014.

Finance Agency Issues Final Guidance on Collateralization of Advances and Other Credit Products to Insurance Company Members.

On December 23, 2013, the Finance Agency published a final Advisory Bulletin that provides guidance on credit risk management practices to ensure FHLBank advances remain fully secured when lending to insurance company members. The guidance identifies differing risks in lending to insurance companies versus federally-insured depository institutions. The guidance notes that in assessing an FHLBank’s lending to insurance companies and collateral position with respect to insurance company members, the Finance Agency will evaluate, among other things:

▪	An FHLBank’s control of pledged collateral and ensuring it has a first-priority perfected security interest;
▪	An FHLBank’s communication with the state insurance regulator in each appropriate state;
▪	An FHLBank’s legal analysis with respect to state insurance laws;
▪

If funding agreements between an FHLBank and an insurance company member are used to document advances, whether the FHLBank would be recognized as a secured creditor with a first-priority perfected security interest in the collateral;

▪

The FHLBank’s documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, and the value of the pledged collateral; and

▪	Whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

The Advisory Bulletin was effective upon issuance.

Finance Agency Issues Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to review the compensation arrangements of executive officers and to prohibit FHLBanks or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities. The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

Finance Agency Issues Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The final rule generally prohibits an FHLBank from making or agreeing to make a golden parachute payment unless an FHLBank is not subject to certain triggering events such as insolvency, appointment of a conservator or receiver, or an FHLBank is in a troubled condition such that it is subject to a cease and desist order, assigned a composite rating of 4 or 5, or has been informed by the Finance Agency that it is in a troubled condition. The final rule became effective on February 27, 2014.

Finance Agency Issues Final Guidance on Operational Risk Management. On February 18, 2014, the Finance Agency published a final Advisory Bulletin setting forth its expectations for FHLBanks’ operational risk management programs, including the duties and responsibilities of management and the board with respect to operational risk management. The Advisory Bulletin states that the scope of an FHLBank’s operational risk management program should encompass:

▪	Risk identification – including defining operational risk;
▪	Risk assessment – including analysis of the severity and likelihood of operational events given the effectiveness of controls in place;
▪	Measurement – including the direction and magnitude of changes in risk profile and may include modeling – including the treatment of diverse loss types in a common and analytical framework;
▪	Reporting – including operational event reporting that provides timely and actionable information to management; and
▪

Risk management decision-making – including evidence that management decisions about operational risk mitigation strategies are informed by data and information gathered in the other processes of the program.

The Advisory Bulletin also sets forth the expectation that the FHLBanks’ operational risk management processes will include an operational risk policy, board oversight, executive and senior management leadership, operational risk officer implementation, and business unit management and staff commitment. The Advisory Bulletin states that Finance Agency examiners will evaluate the FHLBanks’ operational risk management practices as part of the annual examination. The Advisory Bulletin was effective upon issuance.

Finance Agency Issues Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency issued a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices and corporate governance matters for Fannie Mae, Freddie Mac (together, the Enterprises) and the FHLBanks. The proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

▪

Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that the FHLBanks adopt an enterprise wide risk management program and have a Chief Risk Officer (CRO) with certain enumerated responsibilities;

▪	Require each FHLBank to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer (CEO);
▪	Require each FHLBank’s board to establish committees specifically responsible for the following matters: (a) risk management, (b) audit, (c) compensation, and (d) corporate governance; and
▪

Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and governance issues that may arise for which no federal law controls, choosing from: (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review an FHLBank’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in furtherance of the safe and sound operations of the FHLBank.

Comments on the proposed rule are due by May 15, 2014.

Other Significant Developments:

Consumer Financial Protection Bureau (CFPB) Issues Final Rule on Qualified Mortgages. In January 2013, the CFPB issued a final rule with an effective date of January 10, 2014, that establishes new standards for mortgage lenders to follow during the loan approval process to determine whether a borrower can afford to repay certain types of loans, including mortgages and other loans secured by a dwelling. The final rule provides for a “safe harbor” or a “rebuttable presumption,” depending on loan pricing, from consumer claims that a lender did not adequately consider whether a consumer can afford to repay the lender's mortgage, provided that the mortgage meets the requirements of a Qualified Mortgage loan (QM). QMs are home loans that are either eligible for purchase by Fannie Mae or Freddie Mac or otherwise satisfy certain underwriting standards. On May 6, 2013, the Finance Agency announced that Fannie Mae and Freddie Mac will no longer purchase a loan that is not a QM under those underwriting standards starting January 10, 2014. The underwriting standards require lenders to consider, among other factors, the borrower's current income, current employment status, credit history, monthly mortgage payment, monthly payment for other loan obligations, and total debt-to-income ratio. Further, the QM underwriting standards generally prohibit loans with excessive points and fees, interest-only or negative-amortization features (subject to limited exceptions), or terms greater than 30 years. On the same date it issued the final Ability to Repay/final QM standards, the CFPB also issued a proposal that would allow small creditors (generally those with assets under $2 billion) in rural or underserved areas to treat first lien balloon mortgage loans that they offer as QM mortgages. Comments were due by February 25, 2013.

The QM liability safe harbor could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected.

Financial Crimes Enforcement Network (FinCEN) Issues Final Rule on Anti-Money Laundering Program and Suspicious Activity Report Filing Requirements for Housing Government Sponsored Enterprises. On February 25, 2014, FinCEN, a bureau of the Department of the Treasury, issued a final rule defining certain housing government sponsored enterprises, including the FHLBanks, as financial institutions pursuant to 31 U.S.C. 5312(a)(2)(Y) for the purpose of requiring FHLBanks to establish anti-money laundering programs and report suspicious activities as well as allow the FHLBanks to participate in special information sharing procedures to deter money laundering and terrorist activity. As amended by the USA PATRIOT Act, the Bank Secrecy Act requires financial institutions to establish anti-money laundering programs that include, at a minimum: (1) the development of internal policies, procedures, and controls; (2) the designation of a compliance officer; (3) an ongoing employee training program; and (4) an independent audit function to test the programs. The final rule requires the FHLBanks to develop and implement a written anti-money laundering program that is reasonably designed to prevent the FHLBanks from being used to facilitate money laundering or the financing of terrorist activities, and other financial crimes. The final rule also requires the FHLBanks to file suspicious activity reports directly with FinCEN in the event certain suspicious transactions are conducted or attempted by, at, or through an FHLBank. The FHLBanks are currently subject to Finance Agency regulations and guidance on the Reporting of Fraudulent Financial Instruments, which is expected to be amended to avoid conflicts with FinCEN’s regulations. The final rule is effective April 28, 2014, with a compliance date of August 25, 2014.

Basel Committee on Banking Supervision – Proposed Liquidity Coverage Ratio. In October 2013, the Federal Reserve, Office of the Comptroller of the Currency and Federal Deposit Insurance Corporation issued a proposed rule for a minimum liquidity coverage ratio (LCR) applicable to all internationally active banking organizations; bank holding companies; systemically important, non-bank financial institutions designated for Federal Reserve supervision; certain savings and loan holding companies; depository institutions with $250 billion or more in total assets or $10 billion or more in consolidated total on-balance sheet foreign exposure; and to such depository institutions’ consolidated subsidiaries that are depository institutions with $10 billion or more in total consolidated assets. Among other things, the proposed rule would require the foregoing entities to maintain a sufficient amount of high-quality liquid assets (HQLAs) to meet their obligations and other liquidity needs that are forecasted to occur during a 30-calendar day stress scenario. The proposed rule defines various categories of HQLAs for purposes of satisfying the LCR, and these HQLAs are further categorized as Level 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category. As proposed, FHLBank consolidated obligations would be categorized as Level 2A HQLAs, meaning that their value would be reduced by 15 percent for purposes of the LCR and, when combined with the Level 2B category, cannot exceed 40 percent of the total HQLAs maintained by the institution. The categorization of consolidated obligations as a Level 2A HQLA could adversely impact investor demand for consolidated obligations because their treatment will be less favorable than the treatment of Level 1 HQLAs, potentially resulting in increased funding costs and, in turn, adversely impacting the results of our operations. Comments on the proposed rule were due January 31, 2014.

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

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by recently enacted legislation and other ongoing actions by the U. S. government in response to disruptions in the financial markets. In response to the economic downturn and the recession that ended in 2010, the U.S. government established certain governmental lending programs that adversely impacted our business. Future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations.

Key legislation in response to disruptions in the financial markets includes the Dodd-Frank Act, which was signed into law in July 2010. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. Our business operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be affected by the Dodd-Frank Act.

The Dodd-Frank Act also requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market already issued, and others still to be issued, under the Dodd-Frank Act could materially affect our ability to hedge our interest rate risk exposure from advances and mortgage loan purchases, achieve our risk management objectives, and act as an intermediary between our members and counterparties. Regulatory actions taken by the Commodity Futures Trading Commission (CFTC) may subject us to increased regulatory requirements which have the potential of making derivative transactions more costly and less attractive as risk management tools. Additionally, initial and variation margin are currently required to be posted for cleared derivatives. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members.

In addition, the CFPB, which was created under the authority of the Dodd-Frank Act, issued a final rule effective in January, 2014, which: (1) establishes lending requirements including the requirement to consider a borrower’s ability to repay: and (2) provides a safe harbor for meeting QM requirements. See Item 1 – “Business – Legislation and Regulatory Developments” for further discussion. These qualified mortgage standards, along with legislation in many states that imposes stricter foreclosure requirements, could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. This could result in increased losses on delinquent mortgage loans and lower the value of our MBS investments as well as mortgage loans we hold in portfolio under the MPF Program and mortgage loans pledged to us as collateral.

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

The U.S. Congress is also considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. A report released by the U.S. Treasury Department and HUD on February 11, 2011, outlines possible GSE reforms, including potential reforms to the business models of Fannie Mae, Freddie Mac and the FHLBanks. Both the U.S. House and Senate considered legislation in 2013 that would reform the GSEs. We do not know how or to what extent GSE reform legislation will impact the business or operations of the FHLBank or the FHLBank System.

To the extent that actions by the U.S. government in response to the financial crisis cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

We are subject to a complex body of laws and regulatory requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulatory requirements adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. We are, or may also become, subject to regulations promulgated by the SEC, CFTC, Federal Reserve Board, Financial Crimes Enforcement Network, or other regulatory agencies.

We cannot predict whether new regulatory requirements will be promulgated by the Finance Agency or other regulatory agencies, or whether Congress will enact new legislation, and we cannot predict the effect of any new regulatory requirements or legislation on our operations. Changes in regulatory or statutory requirements could result in, among other things, an increase in our cost of funding and the cost of operating our business, a change in our permissible business activities, or a decrease in the size, scope or nature of our membership or our lending, investment or MPF Program activities, which could negatively affect our financial condition and results of operations.

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

An increase in required AHP contributions could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The FHLBank Act requires each FHLBank to contribute to its AHP the greater of: (1) ten percent of the FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is made on the basis of the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year could result in an increase in our AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.

We share a regulator with Fannie Mae and Freddie Mac. The Finance Agency currently serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae and Freddie Mac. Because the business models of Fannie Mae and Freddie Mac are significantly different from that of the FHLBanks, there is a risk that actions by the Finance Agency toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. During 2013, as market interest rates increased in response to the Federal Reserve’s announced intention to begin tapering its Quantitative Easing initiative later in the year,  our cost of issuing term debt increased significantly relative to U.S. Treasury obligations and LIBOR and resulted in us becoming more reliant on the issuance of consolidated obligation discount notes, with maturities of one year or less. Had there also been any significant disruption in the short-term debt markets during that period, it could have had a serious effect on our business. If such a significant market disruption in the short-term debt markets had occurred for an extended time, we might not have been able to obtain short-term funding on acceptable terms and the high cost of longer-term liabilities would likely have caused us to increase advance rates, which could have adversely affected demand for advances and, in turn, our results of operations. Alternatively in such a scenario, continuing to fund longer-term variable rate assets with very short-term liabilities could have adversely impacted our results of operations if the cost of those short-term liabilities had risen to levels above the yields on the long-term variable rate assets being funded. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial and economic disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

Changes in our credit ratings may adversely affect our business operations. We are currently rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for bilateral derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all 12 FHLBanks. Significant developments affecting the credit standing of one or more of the other 11 FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would affect our cost of funds and negatively affect our financial condition. The consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All 12 of the FHLBanks are rated Aaa with a stable outlook by Moody’s while 11 of the FHLBanks are rated AA+ with a stable outlook and one of the FHLBanks is rated AA with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

We face competition for loan demand, purchases of mortgage loans and access to funding, which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms on their loans than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations that are applicable to us. This enables those competitors to offer products and terms that we are not able to offer.

The availability of alternative funding sources to our members, such as the ability to sell covered bonds, may significantly decrease the demand for our advances. Any change we might make in pricing our advances, in order to compete more effectively with these competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances or a decrease in our profitability on advances, would negatively affect our financial condition and results of operations.

Likewise, our acquisition of mortgage loans is subject to competition. The most direct competition for purchases of mortgage loans comes from other buyers of conventional, conforming, fixed rate mortgage loans, such as Fannie Mae and Freddie Mac. Increased competition can result in the acquisition of a smaller market share of the mortgage loans available for purchase and, therefore, lower income from this business activity.

We also compete in the capital markets with Fannie Mae, Freddie Mac, other GSEs and U.S. government programs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. We face increased competition in the Agency/GSE and other related debt markets as a result of government debt programs, including those explicitly guaranteed by the U.S. and foreign governments. For example, the U.S. government’s financial backing of Fannie Mae and Freddie Mac has resulted in the debt securities of Fannie Mae and Freddie Mac being marginally more attractive to investors at various times than the debt securities of the FHLBanks. As a result of the foregoing, we may have to pay a higher rate of interest on consolidated obligations to make them attractive to investors relative to Fannie Mae and Freddie Mac debt securities. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has always kept pace with our funding needs, we cannot guarantee that this will continue in the future, especially in the case of financial market disruptions when the demand for advances by our members typically increases

The yield on or value of our MBS/ABS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS/ABS investments. Delinquencies and losses with respect to residential mortgage loans have generally remained high, particularly in the nonprime sector, including subprime and alternative documentation loans. Although residential property values started to increase or at least stabilize in mid-2012, residential property values in many states declined over the previous five years after extended periods during which those values appreciated. If delinquency and/or default rates on mortgages increase, and/or there is a rapid decline in residential real estate values, we could experience reduced yields or losses on our MBS/ABS investments. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS/ABS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS/ABS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

Changes to our balance sheet management strategies could adversely impact our results of operations. In 2013, the Finance Agency provided a letter to each FHLBank setting forth proposed core mission asset measures and benchmark ratios that seeks to ensure each FHLBank maintains a balance sheet structured to achieve its mission. The Finance Agency proposed a two-tier set of mission assets benchmarks whereby the Tier 1 benchmark will measure average advances as a percentage of average consolidated obligations and the Tier 2 benchmark will measure all core mission assets (advances plus AMA) as a percentage of average consolidated obligations. The Finance Agency proposed the long-term balance sheet targets be comprised of a minimum Tier 1 ratio of 65 percent and a minimum Tier 2 ratio of 80 percent. In response to the letter, we have implemented a balance sheet management strategy that would adjust our asset mix to meet the ratios by the end of 2016. These balance sheet strategies may result in lower net income than we are currently projecting and therefore, adversely impact our financial condition and results of operations as we implement and maintain a core mission asset balance sheet.

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

Counterparty credit risk could adversely affect us. We assume unsecured credit risk when entering into money market transactions and bilateral financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform on its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, which are currently perceived to present a higher degree of risk than they were perceived to present in the past due to the continued reduced liquidity in financial markets for certain financial transactions, difficulties in the current housing market and the deterioration in the financial performance and condition of financial institutions in general, including many European and domestic financial institutions. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS/ABS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of private and supplemental mortgage insurance for mortgage loans purchased under the MPF Program; (4) bilateral derivative counterparties; and (5) unsecured money market and Federal funds investment transactions. The liquidity and financial condition of some of our counterparties may have been adversely affected by the continued reduced liquidity in the financial markets for certain financial transactions and difficulties in the housing market. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations or financial condition.

Default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Act and implementing CFTC regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we are required to centralize our risk with the derivatives clearinghouse as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions which allowed us to distribute our risk among various counterparties. The default by a derivatives clearinghouse could adversely affect our financial condition in the event we are owed money by the derivatives clearinghouse and jeopardize the effectiveness of derivatives hedging transactions, and could adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

We rely upon derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms, we may incur higher funding costs, be required to limit certain advance product offerings and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases is required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot guarantee that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations that we issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements or satisfy our current obligations.

Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot guarantee that a member’s purchase of our capital stock would not effectively become an illiquid investment.

The application of new accounting standards relevant to us, especially those related to the accounting for derivatives, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of GAAP for those derivatives. This earnings volatility is caused primarily by the changes in the fair values of derivatives that do not qualify for hedge accounting (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item) and to a much lesser degree by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item. If there were a change in standards and we were unable to apply hedge accounting, the result could be an increase in volatility of our earnings from period to period. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings threshold, and our members’ willingness to hold the stock necessary for membership and/or activity with us, such as advance and mortgage loan activities.

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

We could be negatively affected by local and national business and economic conditions, as well as other events that are outside of our control. Local and national economic conditions could be less favorable than expected or could have a more direct and pronounced effect on our business than expected. For example, conditions affecting interest rates, money supply and capital markets, including those stemming from policies of governmental entities such as the Federal Reserve Board or the U.S. Treasury, have a significant impact on our operations. Changes in these conditions could adversely affect our ability to increase and maintain the quality of our interest-earning assets and could increase the costs of our interest-bearing liabilities. For example, a prolonged or worsening economic downturn or deterioration of property values could cause higher delinquency and default rates on our outstanding mortgage loans and even cause a loss on our advances, although we have never incurred a credit loss on an advance.

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

A third-party insurer (obligated under PMI or SMI) of portions of our MPF Program loans could also fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on mortgage loan pools. Likewise, but to a much smaller extent, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools.

Reliance on FHLBank of Chicago as MPF Provider could have a negative impact on our business if FHLBank of Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with FHLBank of Chicago. In its role as MPF Provider, FHLBank of Chicago provides the infrastructure, operational support and the maintenance of investor relations for the MPF Program and is also responsible for publishing and maintaining the MPF Guides, which detail the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage products could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program, or investors that purchase mortgages under the MPF Program, were to experience operational or other difficulties that prevent the fulfillment of their contractual obligations.

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

Merger or consolidation of our members may result in a loss of business to us. The financial services industry periodically experiences consolidation, which may occur as a result of various factors including adjustments in business strategies and increasing expense and compliance burdens. If future consolidation occurs within our district, it may reduce the number of current and potential members in our district, resulting in a loss of business to us and a potential reduction in our profitability. If our advances are concentrated in a smaller number of members, our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a nonmember) would become proportionately greater.

Member failures, out-of-district consolidations and changes in member business with us may adversely affect our financial condition and results of operations. Periodically, we experience member failures and out-of-district consolidations that can reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally.

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

Our controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. We may fail to identify and manage risks related to a variety of aspects of our business, including without limitation, operational risk, legal and compliance risk, human capital risk, liquidity risk, market risk and credit risk. We have adopted controls, procedures, policies and systems to monitor and manage these risks. Our management cannot provide complete assurance that such controls, procedures, policies and systems are adequate to identify and manage the risks inherent in our business and because our business continues to evolve, we may fail to fully understand the implications of changes in our business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition, reputation, results of operations, and the value of our membership.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We occupy approximately 62,796 square feet of leased office space at One Security Benefit Place, Suite 100, Topeka, Kansas. We also maintain in Topeka a leased off-site back-up facility with approximately 3,000 square feet. A small office is leased in Oklahoma for member account management personnel. We have also acquired 942,578 square feet of land in Topeka, Kansas to be utilized as a potential future building site, if needed.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a cooperative, members own almost all of our Class A Common Stock and Class B Common Stock with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advance and mortgage loan activity executed while they were members. Note, however, that the portion of our capital stock subject to mandatory redemption is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for our capital stock.

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 12, 2014, we had 813 stockholders of record and 5,144,160 shares of Class A Common Stock and 7,688,835 shares of Class B Common Stock outstanding, including 45,564 shares of Class A Common Stock and 1,126 shares of Class B Common Stock subject to mandatory redemption by members or former members. We are not currently required to register either class of our stock under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we were required to file a registration statement in order to voluntarily register one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act. Our registration was effective July 14, 2006.

We paid quarterly stock dividends during the years ended December 31, 2013 and 2012, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (dollar amounts in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]
12/31/2013	0.25%	$40	$253	$293	3.75%	$37	$7,966	$8,003
09/30/2013	0.25	40	289	329	3.50	33	7,873	7,906
06/30/2013	0.25	41	233	274	3.50	32	8,393	8,425
03/31/2013	0.25	40	238	278	3.50	28	7,452	7,480
12/31/2012	0.25	40	261	301	3.50	30	7,694	7,724
09/30/2012	0.25	42	251	293	3.50	31	7,564	7,595
06/30/2012	0.25	43	300	343	3.50	29	7,113	7,142
03/31/2012	0.25	41	314	355	3.50	29	6,708	6,737

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.
[2]	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

Dividends may be paid in cash or Class B Common Stock as authorized under our capital plan and approved by our Board of Directors. Finance Agency regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. We were able to manage our excess capital stock position in the past two years in order to pay stock dividends.

We anticipate paying a 0.25 percent dividend on Class A Common Stock and a 4.00 percent dividend on Class B Common Stock for the first quarter of 2014. Historically, dividend levels have been influenced by several factors: (1) an objective of moving dividend rates gradually over time; (2) an objective of having dividends reflective of the level of current short-term interest rates; and (3) an objective of managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Our retained earnings balances have been significantly above the threshold set forth in the retained earnings policy and were not a factor in determining dividend declarations in 2013 and 2012. There is a possibility that the threshold level could change and be a greater consideration for dividend levels in the future because the threshold is a function of the size and composition of our balance sheet.

With retained earnings significantly exceeding the threshold amount and expected to grow in the future, we are analyzing potential changes to our capital management practices. Changes may include: (1) repurchasing some or all of our excess capital stock outstanding; (2) paying cash dividends; (3) reducing the advance activity-based stock purchase requirement; and (4) increasing the percentage of current income we pay out in dividends through higher dividends on Class A Common Stock and/or Class B Common Stock. Depending on the results of our analysis, we may move forward with none, some or all of these potential changes.

Item 6: Selected Financial Data

Table 8 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 8

	12/31/2013	12/31/2012	12/31/2011	12/31/2010	12/31/2009
Statement of Condition (as of year end):
Total assets	$33,950,304	$33,818,627	$33,190,182	$38,706,067	$42,631,611
Investments[1]	8,704,552	10,774,411	10,576,537	14,845,941	16,347,941
Advances	17,425,487	16,573,348	17,394,399	19,368,329	22,253,629
Mortgage loans, net[2]	5,949,480	5,940,517	4,933,332	4,293,431	3,333,784
Total liabilities	32,149,084	32,098,146	31,488,735	36,922,589	40,685,701
Deposits	961,888	1,181,957	997,371	1,209,952	1,068,757
Consolidated obligation bonds, net[3]	20,056,964	21,973,902	19,894,483	21,521,435	27,524,799
Consolidated obligation discount notes, net[3]	10,889,565	8,669,059	10,251,108	13,704,542	11,586,835
Total consolidated obligations, net[3]	30,946,529	30,642,961	30,145,591	35,225,977	39,111,634
Mandatorily redeemable capital stock	4,764	5,665	8,369	19,550	22,437
Total capital	1,801,220	1,720,481	1,701,447	1,783,478	1,945,910
Capital stock	1,252,249	1,264,456	1,327,827	1,454,396	1,602,696
Total retained earnings	567,332	481,282	401,461	351,754	355,075
Accumulated other comprehensive income (loss) (AOCI)	(18,361)	(25,257)	(27,841)	(22,672)	(11,861)

Statement of Income (for the year ended):
Net interest income	217,773	219,680	230,926	249,876	259,011
Provision for credit losses on mortgage loans	1,926	2,496	1,058	1,582	1,254
Other income (loss)	(30,818)	(42,916)	(78,328)	(154,694)	108,021
Other expenses	52,762	51,696	53,781	47,899	43,586
Income before assessments	132,267	122,572	97,759	45,701	322,192
Assessments	13,229	12,261	20,433	12,153	85,521
Net income	119,038	110,311	77,326	33,548	236,671

Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	291	285	362	316	367
Dividends paid in stock[4]	32,697	30,205	27,257	36,553	41,500
Weighted average dividend rate[5]	2.42%	2.26%	1.99%	2.36%	2.29%
Dividend payout ratio[6]	27.71%	27.64%	35.72%	109.90%	17.69%
Return on average equity	6.37%	6.23%	4.43%	1.79%	11.24%
Return on average assets	0.33%	0.32%	0.21%	0.08%	0.48%
Average equity to average assets	5.24%	5.13%	4.73%	4.46%	4.31%
Net interest margin[7]	0.61%	0.64%	0.63%	0.60%	0.53%
Total capital ratio[8]	5.31%	5.09%	5.13%	4.61%	4.56%
Regulatory capital ratio[9]	5.37%	5.18%	5.24%	4.72%	4.64%
Ratio of earnings to fixed charges[10]	1.59	1.45	1.31	1.12	1.56

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
[2]

Includes mortgage loans held for portfolio and held for sale. The allowance for credit losses on mortgage loans was $6,748,000, 5,416,000, $3,473,000, $2,911,000 and $1,897,000 as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

[3]

Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 10 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

[4]

Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $25,000, $41,000, $174,000, $346,000, and $504,000 for the years ended December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
[6]

Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the calendar year presented, although the Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

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

Executive Level Overview

We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides limited other financial services to our member institutions. We are one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock based on the member’s total assets. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances and AMA, at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity (see additional information under this Item 7 – “Financial Condition – Capital”). At our discretion, we may repurchase excess Class B Common Stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we can always strive to meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

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

Net income for the year ended December 31, 2013 was $119.0 million compared to $110.3 million for the year ended December 31, 2012. The $8.7 million increase was due to a decrease in net losses from: (1) derivative and hedging activities; and (2) fair value changes on trading securities. We also had a slight decrease in the provision for loan losses, which added to 2013 net income. These positive impacts on net income were partially offset by a decrease in net interest income before loan loss provision primarily due to a decrease of 27 bps in the weighted average yield on long-term investments and a decrease of 19 bps in the weighted average yield on advances, largely driven by a $2.4 million decrease in prepayment fees. The decline in asset yields in 2013 has been greater than the decline in funding costs, which had been significantly reduced in prior years through our callable debt refinancing. Although we continued to refinance our debt in 2013, we were not able to keep pace with falling asset yields until the fourth quarter, at which time we were able to replace some high cost debt at rates over 200 bps lower, which resulted in an increase in net interest margin for the quarter.

The net gain on derivatives and hedging activities for the year ended December 31, 2013 compared to the net loss in 2012 is primarily the result of the gain on economic hedges resulting from an increase in market rates and a steepening of the yield curve. The increase in net loss on trading securities in 2013 compared to 2012 was primarily attributable to a loss on our fixed rate GSE debentures due to increasing interest rates and widening GSE credit spreads relative to the Overnight Indexed Swap (OIS) curve. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities can be found under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets remained relatively flat year over year. The increase of $131.7 million, or 0.4 percent, from December 31, 2012 to December 31, 2013 was primarily attributable to an $852.1 million, or 5.1 percent increase in advances, offset by a $655.3 million, or 27.7 percent, net decrease in cash and reverse repurchase agreements. In 2013, we began executing an asset composition strategy to increase advances so that they comprise a majority of our total assets through targeted sales and marketing activities while continuing the use of tools implemented in 2012 to control the MPF mortgage loan portfolio volume retained on our balance sheet (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program”). This strategy also entails maintaining a smaller allocation of money market securities and other investments than we have in the past. However, the shift to large cash balances from money market securities at year-end was due to low yields and a general shortage of suitable investments in the market. We had $2.0 billion outstanding in reverse repurchase agreements at the end of 2012; however, the yields on these secured investments were extremely low in the latter half of 2013 and remained low at year-end. Thus, we had no reverse repurchase agreements at December 31, 2013. Not only were yields low on unsecured investments (Federal funds sold, commercial paper and certificates of deposit) at year-end, but it was difficult to invest because counterparties were out of the market.

Total liabilities increased by 0.2 percent from December 31, 2012 to December 31, 2013. This increase was primarily attributable to the $2.2 billion increase in consolidated obligation discount notes, partially offset by a $1.9 billion decrease in consolidated obligation bonds. The increase in discount notes from December 31, 2012 to December 31, 2013 was primarily a result of funding the increase in short-term advances during that time period. The decrease in bonds was due primarily to declines in bonds swapped or indexed to LIBOR during 2013 due to waning concern over the “fiscal cliff” and debt ceiling concerns of late 2012. For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Although dividend rates were unchanged in 2012, the Class B dividend rate increased to 3.75 percent in the fourth quarter of 2013, while the Class A dividend rate remained unchanged. Changes in the weighted average dividend rates over the periods ended December 31, 2013 (2.42 percent) and 2012 (2.26 percent) occurred due to changes in the mix of Class A and Class B stock. Factors impacting the stock class mix and average dividend rates include: (1) a reduction in our membership capital stock (Class A) purchase requirement in mid-2012; (2) a reduction in our activity stock (Class B) requirement for AMA in the third quarter of 2013; (3) weekly exchanges of excess Class B stock to Class A; and (4) periodic repurchases of excess Class A stock.

As noted previously, our balance sheet management strategies for the period of 2014-2016 will focus on improving our core mission asset ratios and include the establishment of benchmark ratios of: (1) advances to consolidated obligations (Tier 1 ratio); and (2) advances plus AMA to consolidated obligations (Tier 2 ratio). See Item 1A – “Risk Factors” for further information on Finance Agency-suggested benchmarks. Benchmarks established for 2014 will likely entail a reduced allocation to MBS, money market and other investments over time through paydowns and maturities, but without the sale of any assets. We also anticipate changes to our management of capital levels, which could include reducing our activity-based stock purchase requirement (see “Financial Condition – Capital” under this Item 7), establishing periodic repurchases of some or all of our excess stock and increasing our dividend payout ratio among other practices (see Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), while maintaining sufficient levels of liquidity to fulfill our mission. Although we project lower net income as a result of the balance sheet management strategies compared to prior years, we expect that the effect of any changes to our capital management will offset the impact of lower net income and potentially increase our stockholders’ profitability from ownership of our capital stock.

Financial Market Trends

The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:

Table 9 presents selected market interest rates as of the dates or for the periods shown.

Table 9

Market Instrument	Average Rate for 2013	Average Rate for 2012	December 31, 2013 Ending Rate	December 31, 2012 Ending Rate
Overnight Federal funds effective/target rate[1]	0.11%	0.14%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.05	0.08	0.07	0.02
3-month LIBOR[1]	0.27	0.43	0.25	0.31
2-year U.S. Treasury note[1]	0.30	0.27	0.38	0.25
5-year U.S. Treasury note[1]	1.16	0.75	1.73	0.71
10-year U.S. Treasury note[1]	2.34	1.78	3.00	1.74
30-year residential mortgage note rate[2]	4.20	3.84	4.72	3.52

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Most U.S. Treasury rates increased through much of 2013, driven by the expectation of reductions in U.S. Treasury and MBS purchases by the Federal Reserve Bank as economic conditions improved. In January 2014, the tapering of asset purchases began, with continued economic progress cited as justification for the reduction. However, the FOMC is maintaining accommodative monetary policy based on the weakness of certain economic indicators, which means a continued low target for the Federal funds rate and a less significant decrease in the quantitative easing asset purchase program than originally anticipated. While market participants assume that the Federal Reserve Bank will complete tapering in the first half of 2014, the Federal Reserve Governors have stated that there is no set schedule and that speed and timing of asset purchase reductions would be data dependent. Initial response to the Federal Reserve Bank’s tapering announcement was minimal, but the 10-year Treasury rate rose upon the release of additional positive economic data. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates.

As interest rates rose significantly and market volatility increased in the latter half of 2013, demand for our longer-term debt was negatively impacted as investors were hesitant to buy bonds with the possibility of continued increases in market rates. Dealers also reduced their willingness to hold additional inventories of new Agency debt as the debt they held earlier in the year decreased in value and extended in duration. These factors have increased the spread over U.S. Treasuries at which we can issue longer-term bullet and callable bonds. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with unswapped callable bonds. For further discussion see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:

Investors continue to view short-term FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout the first half of 2013. Political uncertainty over increasing the debt ceiling and funding the Federal government resulted in tighter market conditions and a temporary increase in short-term funding costs across all instruments in late 2013, which caused us to increase our issuance of term discount notes and non-callable variable rate bonds indexed or swapped to LIBOR in anticipation of potential market disruptions related to this uncertainty. The U.S. government reached an agreement to suspend the nation's borrowing limit through March 15, 2015; therefore, concerns over the federal debt ceiling limit, which could result in increased liquidity concerns for market participants and a move back into cash or other short-term investments, have been delayed for the time being. Non-callable variable rate consolidated obligation bonds indexed or swapped to LIBOR generally have fixed terms from 10 to 24 months and are issued in lieu of issuing callable fixed rate consolidated obligation bonds that are swapped to LIBOR. If swapped callable bonds have to be replaced and re-swapped during a market disruption, it is uncertain whether we will be able to issue fixed rate callable debt at favorable LIBOR levels.

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

Accounting for Derivatives: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We are required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the hedged assets or liabilities are recognized simultaneously. Therefore, the accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to retain or enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements, either because it was more cost effective to use a derivative hedge compared to a non-derivative hedging alternative, or because a non-derivative hedging alternative was not available. As required by Finance Agency regulation and our RMP, derivative instruments that do not qualify as hedging instruments may be used only if we document a non-speculative purpose at the inception of the derivative transaction.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2013 and 2012, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities. See Tables 62 and 63 under Item 7A: Quantitative and Qualitative Disclosures About Market Risk, which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of trading securities related to economic hedges was $1.1 billion as of December 31, 2013, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. For asset/liability management purposes, approximately half of our fixed rate GSE debentures currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 13 through 15 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading GSE debentures being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2013 and 2012, certain assets and liabilities, including investments classified as trading and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE) and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

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

As of December 31, 2013, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have REO, which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations. We record private-label MBS at fair value at the time it is determined to have OTTI. Due to the lack of trades in the market for these securities, we have concluded that the pricing derived should be considered level 3 valuations.

Accounting for OTTI of Investments: The deterioration of credit performance related to residential mortgage loans in past years and the accompanying decline in residential real estate values in a significant number of localities in the U.S. have increased the level of credit risk to which we are exposed in our investments in mortgage-related securities, primarily private-label MBS. Investments in mortgage-related securities are directly or indirectly supported by underlying mortgage loans. Due to the decline in values of residential U.S. real estate that occurred from 2007 through mid-2012 and difficult conditions in the credit markets for the early part of that period, we closely monitor the performance of our investment securities classified as held-to-maturity on at least a quarterly basis to evaluate our exposure to the risk of loss on these investments in order to determine whether a loss is other-than-temporary.

When the fair value of a debt security is less than its amortized cost as of the balance sheet date, an entity is required to assess whether: (1) it has the intent to sell the debt security; (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery; or (3) it does not expect to recover the entire amortized cost basis of the security. If any of these conditions is met, an OTTI on the security must be recognized.

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

Deferred Premium/Discount Associated with MBS: When we purchase MBS, we often pay an amount that is different than the UPB. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. We typically pay more than the UPBs when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if we pay less than the UPB because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the recent disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior has also been significantly affected by the borrower’s credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. We use a third-party data service that provides estimates of cash flows, from which we determine expected asset lives for the MBS. The level-yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the financial market conditions.

Allowance for Credit Losses: We have established an allowance methodology for each of our portfolio segments to estimate the allowance for credit losses, if necessary, to provide for probable losses inherent in our portfolio segments.

Mortgage Loans – We estimate the allowance for loan loss on homogeneous pools of mortgage loans or on an individual mortgage loan basis to assess the credit losses that are inherent in our conventional mortgage loan portfolio but have not been realized.

▪

Collectively Evaluated Mortgage Loans – The assessment of loan loss for the pools of loans entails segmenting the loan pool into strata based on each of the current classifications of each loan (i.e., current, delinquent, non-performing, referred to foreclosure). We perform a migration analysis to determine the probability of default for each stratum of loans based on a short- and mid-term horizon utilizing historical statistics. In addition, we determine the pool’s historical loss statistics based on a short- and mid-term horizon to determine the loss severity. Loan balances, probability of default, and loss severity are then utilized to determine the expected loan loss for the pool.

▪

Individually Evaluated Mortgage Loans – We calculate an allowance for loan loss on individual loans if events or circumstances make it probable that we will not be able to collect all amounts due according to the contractual terms for a subset of the mortgage loans. We have determined that all mortgage loans held in our mortgage loan portfolio are considered collateral dependent and have elected to measure individual loan impairment based on collateral value less estimated cost to sell. Collateral value is based on appraisals, if available, or estimated property values using housing pricing indices. If the collateral value less cost to sell is less than the recorded investment in the loan, the loan is considered impaired. The excess of the recorded investment in the loan over the loan’s collateral value less cost to sell is recorded as the loan’s estimate of allowance for loan loss. If a loan has been individually evaluated for impairment, it is excluded from the collectively evaluated assessment process.

Once the collectively evaluated and individually evaluated assessments are completed, the total estimates of loan losses are accumulated to the master commitment level to determine if, and by how much, the estimated loan losses exceed the FLA. The estimated loan losses in excess of the FLA by master commitment may be covered up to the PFI’s CE obligation amount (provided directly by the PFI or through the PFI’s purchase of SMI). We are responsible for any estimated loan losses in excess of the PFI’s CE obligation for each master commitment. For additional information on the loss allocation rules for each traditional MPF product, see Item 1 – “Business – Mortgage Loans.” The estimated losses that will be allocated to us (i.e., excluding estimated losses covered by CE obligations) are recorded as the balance in the allowance for loan loss with the resulting offset being presented as the provision for credit losses on mortgage loans.

Credit products – We have never experienced a credit loss on an advance. Based upon the collateral held as security, our credit extension and collateral policies, credit analysis and repayment history, we currently do not anticipate any credit losses on advances and have not recorded an allowance for losses on advances. We are required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government Agency/GSE securities, certain residential mortgage loans, deposits in the FHLBank, and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed discussion of collateral.

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

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell – There were no investments in term Federal funds sold or in term securities purchased under agreements to resell outstanding as of December 31, 2013 and 2012, and all such investments acquired during the years ended December 31, 2013 and 2012 were repaid according to their contractual terms.

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

Results of Operations (Years Ended December 31, 2013, 2012 and 2011)

Earnings Analysis: Table 10 presents changes in the major components of our earnings (dollar amounts in thousands):

Table 10

	Increase (Decrease) in Earnings Components
	Dollar Change		Percent Change
	2013 vs. 2012	2012 vs. 2011	2013 vs. 2012	2012 vs. 2011
Total interest income	$(51,718)	$(51,704)	(10.5)%	(9.5)%
Total interest expense	(49,811)	(40,458)	(18.1)	(12.8)
Net interest income	(1,907)	(11,246)	(0.9)	(4.9)
Provision for credit losses on mortgage loans	(570)	1,438	(22.8)	135.9
Net interest income after mortgage loan loss provision	(1,337)	(12,684)	(0.6)	(5.5)
Net gain (loss) on trading securities	(22,937)	(48,820)	(81.8)	(235.0)
Net gain (loss) on derivatives and hedging activities	31,585	87,265	147.1	80.2
Other non-interest income	3,450	(3,033)	52.2	(31.5)
Total other income (loss)	12,098	35,412	28.2	45.2
Operating expenses	1,080	(364)	2.6	(0.9)
Other non-interest expenses	(14)	(1,721)	(0.1)	(15.2)
Total other expenses	1,066	(2,085)	2.1	(3.9)
AHP assessments	968	3,650	7.9	42.4
REFCORP assessments	0	(11,822)	0.0	(100.0)
Total assessments	968	(8,172)	7.9	(40.0)
Net income	$8,727	$32,985	7.9%	42.7%

Net income for the year ended December 31, 2013 was $119.0 million compared to $110.3 million for the year ended December 31, 2012. The $8.7 million increase was due primarily to a decrease in net losses from: (1) derivative and hedging activities; and (2) fair value changes on trading securities. We also had a slight decrease in the provision for loan losses, which added to 2013 net income. These positive impacts on net income were partially offset by a decrease in net interest income principally due to a decrease in the weighted average yield on assets that exceeded the decrease in the weighted average cost of interest bearing liabilities. Return on equity (ROE) was 6.37 percent and 6.23 percent for the year ended December 31, 2013 and 2012, respectively. Dividends paid to members totaled $33.0 million for the year ended December 31, 2013 compared to $30.5 million for the prior year.

Net income for the year ended December 31, 2012 was $110.3 million compared to $77.3 million for the year ended December 31, 2011. The $33.0 million increase was due primarily to a $38.4 million decrease in net losses from: (1) derivative and hedging activities; and (2) fair value changes on trading securities and an $8.2 million decrease in assessments, partially offset by an $11.2 million decrease in net interest income and a slight increase in the 2012 provision for loan losses. The smaller net loss on derivatives and hedging activities between 2011 and 2012 is primarily the result of a smaller relative decline in interest rates and steepness of the yield curve in 2012 compared to 2011, partially offset by a decrease in the fair value of our trading securities portfolio in 2012.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. The decrease in net interest income for the year ended December 31, 2013 compared to 2012 was due primarily to a decrease in our net interest spread and margin despite an increase in average interest-earning assets (see Table 11). Net interest income decreased from 2011 to 2012 as a result of a smaller balance sheet, a decline in interest rates, and changes in asset composition. The decreases in the average yield on long-term investments and advances had the largest impact on the decrease in interest income between 2012 and 2013, and are discussed in greater detail below.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements and investment securities, decreased 21 bps, from 1.26 percent for the year ended December 31, 2012 to 1.05 percent for the current year. The average yield on our investment portfolio increased between 2011 and 2012 primarily due to compositional changes in this portfolio, while the decrease in the average yield on investments between 2012 and 2013 was a result of declining interest rates, including LIBOR. A significant portion of our investment portfolio consists of short-term investments or variable rate investments with short-term indices, such as one- or three-month LIBOR and the Federal funds effective rate. Prepayments of higher rate MBS/CMOs reinvested into lower rate or variable rate MBS/CMOs also factored into the decline in the yield on our investment securities between 2012 and 2013.

The average yield on advances decreased 19 bps, from 0.89 percent for the year ended December 31, 2012 to 0.70 percent for the current year. The decrease in the average yield on advances was due to a general shift in composition that began in 2012 and continued into 2013, resulting from growth in our lowest margin advance product, which is line of credit advances, and a decrease in prepayment fees between 2013 and 2012. Further, a significant portion of our advances are swapped to LIBOR so the decrease in the average one month and three-month LIBOR rates during 2013 compared to 2012 also contributed to the decline in advance yields.

The average yield on mortgage loans decreased 23 bps, from 3.52 percent in 2012 to 3.29 percent in 2013. Similar to 2012, the decrease in the average yield on the mortgage portfolio was due to: (1) borrowers refinancing their mortgages in order to take advantage of lower average residential mortgage rates experienced throughout much of 2012 and the first half of 2013; and (2) new mortgage loans placed into our portfolio at average rates below existing mortgage loans. During 2013, the increase in the write-offs of premiums associated with mortgage loan prepayments also contributed to the decrease in yield. As residential mortgage rates increased and prepayments declined in the fourth quarter of 2013, the mortgage portfolio yield increased slightly from the low levels of the first and second quarters of 2013. We expect this yield to remain relatively steady for the next several quarters, as mortgage interest rates are not anticipated to fluctuate significantly from current levels.

The overall decline in asset yields in 2013 has been greater than the decline in funding costs, which had been significantly reduced in 2012 through our callable debt refinancing. Although we continued to refinance our debt in 2013, we were not able to lower our funding costs to a level commensurate with the decline in our asset yields during 2013. In late 2011 and early 2012, we refinanced most of our unswapped callable debt used to fund predominately fixed rate amortizing assets, which allowed us to significantly increase our net interest margin in the first half of 2012. During the remainder of 2012 and into 2013, our mortgage asset yields decreased significantly due to borrowers refinancing at lower rates, which also increased premium amortization during 2013. We were unable to lower our debt costs as much as our mortgage yields decreased, thus contributing to the lower net interest spread and margin in 2013.

The average cost of consolidated obligation bonds decreased 27 bps, from 1.28 percent in 2012 to 1.01 percent in 2013. This decrease was largely a result of the refinance of a large portion of our longer-term unswapped callable bonds throughout 2012, the impact of which was fully realized during 2013. The decrease was also due to relatively low intermediate and long-term market interest rates for the first half of 2013, and lower short-term market interest rates, especially LIBOR. Despite the increase in interest rates during the second half of 2013, we were able to replace some called and matured higher-cost consolidated obligation bonds with debt at a much lower cost in late 2013. Therefore, the average cost of our consolidated obligations decreased further beginning in the fourth quarter of 2013. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days). For further discussion of how we use callable bonds, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. This causes positive hedging adjustments on advances to reduce the average annualized yield and positive hedging adjustments on consolidated obligations to decrease the average annualized cost. The positive hedging adjustments on advances have exceeded those on consolidated obligations over the last three years, which has negatively affected the average net interest spread and is not necessarily comparable between years. Additionally, net interest payments or receipts on derivatives designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through Net Gain (Loss) on Derivatives and Hedging Activities instead of Net Interest Income (net interest received/paid on economic derivatives is identified in Tables 13 through 15 under this Item 7), which distorts yields, especially for trading investments that are swapped to a variable rate.

Table 11 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	12/31/2013			12/31/2012			12/31/2011
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$272,385	$311	0.11%	$353,494	$513	0.15%	$206,898	$204	0.10%
Securities purchased under agreements to resell	847,010	1,027	0.12	1,371,914	2,742	0.20	124,164	78	0.06
Federal funds sold	1,259,512	1,346	0.11	854,682	1,285	0.15	1,804,640	2,141	0.12
Investment securities[1]	8,839,549	114,643	1.30	8,880,851	139,488	1.57	11,912,420	180,482	1.52
Advances[2,3]	18,278,197	128,441	0.70	17,348,927	154,560	0.89	17,847,711	165,514	0.93
Mortgage loans[2,4,5]	5,947,390	195,644	3.29	5,526,009	194,363	3.52	4,612,061	195,828	4.25
Other interest-earning assets	26,170	1,653	6.32	29,305	1,832	6.25	35,272	2,240	6.35
Total earning assets	35,470,213	443,065	1.25	34,365,182	494,783	1.44	36,543,166	546,487	1.50
Other non-interest-earning assets	153,265			166,083			343,859
Total assets	$35,623,478			$34,531,265			$36,887,025
Interest-bearing liabilities:
Deposits	$1,070,135	$983	0.09%	$1,601,019	$1,511	0.09% %	$1,951,644	$2,594	0.13
Consolidated obligations[2]:
Discount Notes	10,751,832	8,884	0.08	9,674,078	9,237	0.10	11,051,415	9,591	0.09
Bonds	21,233,465	215,239	1.01	20,698,141	264,134	1.28	21,474,224	302,765	1.41
Other borrowings	21,600	186	0.87	13,818	221	1.60	26,022	611	2.35
Total interest-bearing liabilities	33,077,032	225,292	0.68	31,987,056	275,103	0.86	34,503,305	315,561	0.91
Capital and other non-interest-bearing funds	2,546,446			2,544,209			2,383,720
Total funding	$35,623,478			$34,531,265			$36,887,025

Net interest income and net interest spread[6]		$217,773	0.57%		$219,680	0.58%		$230,926	0.59%

Net interest margin[7]			0.61%			0.64%			0.63%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
[2]	Interest income/expense and average rates include the effect of associated derivatives.
[3]	Advance income includes prepayment fees on terminated advances.
[4]

CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $4.7 million, $4.2 million and $3.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread, and net interest margin. Table 12 summarizes changes in interest income and interest expense (in thousands):

Table 12

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(105)	$(97)	$(202)	$186	$123	$309
Securities purchased under agreements to resell	(845)	(870)	(1,715)	2,191	473	2,664
Federal funds sold	499	(438)	61	(1,326)	470	(856)
Investment securities	(646)	(24,199)	(24,845)	(47,403)	6,409	(40,994)
Advances	7,925	(34,044)	(26,119)	(4,550)	(6,404)	(10,954)
Mortgage loans	14,302	(13,021)	1,281	35,237	(36,702)	(1,465)
Other assets	(198)	19	(179)	(374)	(34)	(408)
Total earning assets	20,932	(72,650)	(51,718)	(16,039)	(35,665)	(51,704)
Interest Expense:
Deposits	(488)	(40)	(528)	(414)	(669)	(1,083)
Consolidated obligations:
Discount notes	966	(1,319)	(353)	(1,262)	908	(354)
Bonds	6,674	(55,569)	(48,895)	(10,655)	(27,976)	(38,631)
Other borrowings	93	(128)	(35)	(233)	(157)	(390)
Total interest-bearing liabilities	7,245	(57,056)	(49,811)	(12,564)	(27,894)	(40,458)
Change in net interest income	$13,687	$(15,594)	$(1,907)	$(3,475)	$(7,771)	$(11,246)

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

Net Gain (Loss) on Derivatives and Hedging Activities: The volatility in other income (loss) is predominately driven by fair value fluctuations on derivative and hedging transactions, which include interest rate swaps, caps, and floors. Net gain (loss) from derivatives and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve and implied volatility).

As demonstrated in Tables 13 through 15, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 13 through 15. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a much lesser degree. We generally record gains on derivatives when the overall level of interest rates rises over the period and record losses when the overall level of interest rates falls over the period, due to the mix of the economic hedges.

During 2012, intermediate and long-term interest rates decreased, the yield curve steepened, and volatility decreased. The larger decrease in interest rates and volatility, which decrease the fair value of our interest rate caps, was partially offset by the steepening in the yield curve. During 2013, the overall level of the interest rate swap curve continued to increase and steepen, although the magnitude of the increase and steepening was more significant during the months of May, June, November and December 2013. This rise in interest rates and the steepening of the curve resulted in recognition of gains on our interest rate swaps matched to GSE debentures (pay fixed rate swaps) and in our interest rate cap portfolio. However, the gains due to the rise in interest rates and steepening of the curve were partially offset by losses on the interest rate swaps matched to consolidated obligation bonds (receive fixed rate swaps). The gains in the cap portfolio as a result of rising interest rates and the steepening of the swap curve were partially offset by a decline in intermediate and long-term cap volatility.

The gains on our interest rate swaps matched to GSE debentures were primarily a result of fair value changes in our economic hedges for 2013. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates, which are currently higher relative to LIBOR, resulting in net interest paid on the interest rate swaps during 2013. While the net interest received (paid) on the associated interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the investment securities, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities. These swaps require us to pay a rate substantially higher than LIBOR, so their fair values are negative (i.e., we owe the swap counterparties). As these swaps approach maturity, their current negative fair values will converge to zero, resulting in an effective amortization in their negative fair market values (i.e., time decay).

The remaining driver for the fluctuation in the net gain (loss) on derivatives and hedging activities in 2013 was related to economic hedges matched to bonds. We receive a fixed rate higher than LIBOR on these swaps, so the increase and steepening of the interest rate swap curve resulted in losses on the economic swaps matched to bonds (e.g., losses resulting from receiving a below market rate as interest rates rise).

See Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 13 through 15 categorize the earnings impact by product for hedging activities (in thousands):

Table 13

	2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(12,288)	$-	$(2,149)	$(408)	$-	$(14,845)
Net interest settlements	(146,463)	-	-	102,125	-	(44,338)
Subtotal	(158,751)	-	(2,149)	101,717	-	(59,183)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	3,348	-	-	(5,682)	-	(2,334)
Economic hedges – unrealized gain (loss) due to fair value changes	-	62,010	(4,052)	(6,981)	(17)	50,960
Economic hedges – net interest received (paid)	-	(45,901)	-	7,379	3	(38,519)
Subtotal	3,348	16,109	(4,052)	(5,284)	(14)	10,107
Net impact of derivatives and hedging activities	(155,403)	16,109	(6,201)	96,433	(14)	(49,076)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(50,203)	-	-	-	(50,203)
TOTAL	$(155,403)	$(34,094)	$(6,201)	$96,433	$(14)	$(99,279)

Table 14

	2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(11,278)	$-	$(5,389)	$-	$(906)	$-	$(17,573)
Net interest settlements	(175,082)	-	-	12	143,261	-	(31,809)
Subtotal	(186,360)	-	(5,389)	12	142,355	-	(49,382)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(1,825)	-	-	(21)	4,638	-	2,792
Economic hedges – unrealized gain (loss) due to fair value changes	-	(5,184)	7,509	-	8,580	(1)	10,904
Economic hedges – net interest received (paid)	-	(41,294)	-	-	6,105	15	(35,174)
Subtotal	(1,825)	(46,478)	7,509	(21)	19,323	14	(21,478)
Net impact of derivatives and hedging activities	(188,185)	(46,478)	2,120	(9)	161,678	14	(70,860)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(21,679)	-	-	-	-	(21,679)
TOTAL	$(188,185)	$(68,157)	$2,120	$(9)	$161,678	$14	$(92,539)

Table 15

	2011
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(18,019)	$-	$(748)	$-	$(1,391)	$-	$(20,158)
Net interest settlements	(216,798)	-	-	1,254	213,634	-	(1,910)
Subtotal	(234,817)	-	(748)	1,254	212,243	-	(22,068)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges	(2,031)	-	-	(336)	4,431	-	2,064
Economic hedges – unrealized gain (loss) due to fair value changes	-	(85,576)	10,146	-	5,129	(17)	(70,318)
Economic hedges – net interest received (paid)	-	(49,564)	-	-	9,046	29	(40,489)
Subtotal	(2,031)	(135,140)	10,146	(336)	18,606	12	(108,743)
Net impact of derivatives and hedging activities	(236,848)	(135,140)	9,398	918	230,849	12	(130,811)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	25,288	-	-	-	-	25,288
TOTAL	$(236,848)	$(109,852)	$9,398	$918	$230,849	$12	$(105,523)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 13 through 15. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 16 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 16

	2013	2012	2011
GSE debentures	$(50,671)	$(24,493)	$23,690
U.S. Government guaranteed debentures	-	(5,558)	(3,259)
U.S. Treasury note	43	-	1,449
Agency MBS/CMO	(351)	1,285	(221)
Short-term money market securities	(6)	718	(887)
TOTAL	$(50,985)	$(28,048)	$20,772

The majority of the volatility in our trading portfolio can be attributed to GSE debentures. The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures, with the majority of the fixed rate securities related to economic hedges. The fair values of the fixed rate GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The variable rate securities reset daily based on the Federal funds effective rate or monthly based on the one-month LIBOR index. The gains experienced in 2011 can be primarily attributed to a significant decline in interest rates during 2011. During 2012 and especially in 2013, interest rates and GSE credit spreads increased, which resulted in fair value losses on the GSE debentures. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” As noted in Table 17, approximately two-thirds of our operating expenses consist of compensation and benefits expense. We anticipate an increase in compensation and benefits expense during 2014 due to an expected increase in the number of employees primarily to meet our increasing technology needs. Table 17 presents operating expenses for the last three years (dollar amounts in thousands):

Table 17

	For the Year Ended December 31,			Percent Increase (Decrease)
	2013	2012	2011	2013/2012	2012/2011
Compensation and benefits	$29,541	$29,231	$28,604	1.1%	2.2%
Occupancy cost	1,622	1,348	1,362	20.4	(1.0)
Other operating expense	12,014	11,518	12,495	4.3	(7.8)
TOTAL CONTROLLABLE OPERATING EXPENSES	$43,177	$42,097	$42,461	2.6%	(0.9)%

Finance Agency and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks.

Assessments –  AHP and REFCORP Expenses: AHP and REFCORP expenses are based on a percentage of net income and fluctuate accordingly. As noted in Item 1 – “Business – Assessments,” each of the 12 FHLBanks was required to pay a portion of its earnings to REFCORP. However, the FHLBanks’ REFCORP obligation was satisfied as of the end of the second quarter of 2011 with the final payments made in July 2011. Accordingly, we had no REFCORP assessments for 2012 and 2013. Additionally, each FHLBank is required to establish, fund and administer an AHP. As part of our AHP, we provide subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.

Non-GAAP Measures

Our 2013 adjusted income (defined below), which excludes fair value changes in derivative and trading securities as well as prepayment fees on terminated advances included in net interest margin, was virtually unchanged compared to 2012 (see Table 18).

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

Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives when held to maturity or call date. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to fair value each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP income. However, the sum of such gains and losses over the term of a derivative will equal its original purchase price if held to maturity.

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and recorded in net gain (loss) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges included in the net gain (loss) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed).

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore, as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP income volatility caused by gain (loss) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and hedging activities and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP income, ROE based on GAAP income and ROE spread based on GAAP income, which can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance because the added volatility does not provide a consistent measurement analysis.

Table 18 presents a reconciliation of GAAP income to adjusted income (in thousands):

Table 18

	2013	2012	2011
Net income, as reported under GAAP	$119,038	$110,311	$77,326
Total assessments	13,229	12,261	20,433
Income before assessments	132,267	122,572	97,759
Derivative-related and other excluded items[1]	(1,858)	7,824	32,079
Adjusted income (a non-GAAP measure)[2]	$130,409	$130,396	$129,838

[1]

Consists of fair value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

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

Table 19 presents adjusted ROE (a non-GAAP measure) compared to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (dollar amounts in thousands). The impact of the decline in net interest margin is more apparent with adjusted ROE spread because it excludes the volatility in fair values mentioned above.

Table 19

	2013	2012	2011
Average GAAP total capital for the period	$1,868,255	$1,771,641	$1,745,252
ROE, based upon GAAP net income	6.37%	6.23%	4.43%
Adjusted ROE, based upon adjusted income[1]	6.98%	7.36%	7.44%
Average overnight Federal funds effective rate	0.11%	0.14%	0.10%
Adjusted ROE as a spread to average overnight Federal funds effective rate[1]	6.87%	7.22%	7.34%

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

Financial Condition

Overall: In early 2013, we began a balance sheet management initiative focusing on increasing our ratio of advances to total assets to at least 50 percent. This initiative resulted in a slight increase in advances as a percentage of total assets and a slight net decrease in cash and money market investments as a percent of total assets with mortgage loans remaining relatively flat. Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	12/31/2013 vs. 12/31/2012
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1,343,943	363.2%
Investments[1]	(2,069,859)	(19.2)
Advances	852,139	5.1
Mortgage loans, net	8,963	0.2
Derivative assets, net	2,791	11.1
Other assets	(6,300)	(4.7)
Total assets	$131,677	0.4%

Liabilities:
Deposits	$(220,069)	(18.6)%
Consolidated obligations, net	303,568	1.0
Derivative liabilities, net	(15,061)	(12.2)
Other liabilities	(17,500)	(11.7)
Total liabilities	50,938	0.2

Capital:
Capital stock outstanding	(12,207)	(1.0)
Retained earnings	86,050	17.9
Accumulated other comprehensive income (loss)	6,896	27.3
Total capital	80,739	4.7
Total liabilities and capital	$131,677	0.4%

[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

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

Table 21 summarizes advances outstanding by product (dollar amounts in thousands):

Table 21

	12/31/2013		12/31/2012
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$3,471,636	20.2%	$1,879,317	11.7%
Regular adjustable rate advances	5,000	0.0	5,000	0.0
Adjustable rate callable advances	4,849,409	28.2	5,206,859	32.3
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	83,460	0.5	93,934	0.6
Total adjustable rate advances	8,536,505	49.7	7,312,110	45.4

Fixed rate:
Standard advance products:
Short-term fixed rate advances	54,380	0.3	81,766	0.5
Regular fixed rate advances	5,483,902	31.9	5,245,443	32.6
Fixed rate callable advances	83,720	0.5	80,045	0.5
Standard housing and community development advances:
Regular fixed rate advances	276,366	1.6	261,911	1.6
Total fixed rate advances	5,898,368	34.3	5,669,165	35.2

Convertible:
Standard advance products:
Fixed rate convertible advances	1,685,242	9.8	2,079,092	12.9

Amortizing:
Standard advance products:
Fixed rate amortizing advances	546,120	3.2	538,729	3.3
Fixed rate callable amortizing advances	34,185	0.2	42,653	0.3
Standard housing and community development advances:
Fixed rate amortizing advances	487,840	2.8	461,168	2.9
Fixed rate callable amortizing advances	5,359	0.0	5,680	0.0
Total amortizing advances	1,073,504	6.2	1,048,230	6.5

TOTAL PAR VALUE	$17,193,619	100.0%	$16,108,597	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members. As a result of our 2013 initiative, advances constituted the largest component of our balance sheet in 2013, at 51.3 percent of total assets as of December 31, 2013, compared to 49.0 percent at the end of 2012. The 6.7 percent increase in advance par value (see Table 21) was due primarily to an 84.7 percent increase in our line of credit product balance from December 31, 2012 as a result of targeted pricing changes. The average pricing on line of credit and short-term advances was adjusted to levels that when the dividend paid on the stock supporting the advances is factored into the member borrowing costs, the resulting cost is much lower than alternative funding available through Federal funds or repurchase agreements. The goal of these pricing changes is to incentivize our members to either: (1) maintain advance balances over month-end that were previously being repaid prior to the end of each month (provide a more cost efficient alternative to Federal funds or repurchase agreements); or (2) increase the overall amount of outstanding advances. We expect advances as a percent of total assets to increase as part of our strategic initiative to achieve an increased core mission asset focus (see “Executive Level Overview” under this Item 7).

As of December 31, 2013 and December 31, 2012, 64.1 percent and 62.8 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. For the most part, our member institutions continue to reduce outstanding advances as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. Although a large percentage of our members reduced their advance balances in 2013, this reduction was offset by a smaller percentage of members who increased advance balances by more than the aggregate reduction of the other members. Our advances with many members could continue to decline or remain flat until their excess liquidity can be reinvested into higher‐yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during 2013.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 79.2 percent and 80.5 percent of our total advance portfolio as of December 31, 2013 and December 31, 2012, respectively.

Our potential credit risk from advances is concentrated in commercial banks, thrift institutions and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 22 presents advances outstanding by borrower type (in thousands):

Table 22

	December 31, 2013	December 31, 2012
Member advances:
Commercial banks	$7,016,783	$5,845,465
Thrift institutions	6,038,551	5,989,427
Insurance companies	3,143,652	3,379,736
Credit unions	906,425	762,221
Total member advances	17,105,411	15,976,849

Non-member advances:
Housing associates	42,380	60,273
Non-member borrowers[1]	45,828	71,475
Total non-member advances	88,208	131,748

TOTAL PAR VALUE	$17,193,619	$16,108,597

[1]	Includes former members that have merged into or were acquired by non-members.

Table 23 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 23

	12/31/2013		12/31/2012
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,720,000	15.8%	$2,898,000	18.0%
Capitol Federal Savings Bank	2,525,000	14.7	2,550,000	15.8
Security Benefit Life Insurance Co.	1,015,000	5.9	765,000	4.8
Bank of Oklahoma, NA	1,005,650	5.8
Security Life of Denver Insurance Co.	700,000	4.1	1,100,000	6.8
United of Omaha Life Insurance Co.			639,636	4.0
TOTAL	$7,965,650	46.3%	$7,952,636	49.4%

Table 24 presents the interest income associated with the five borrowers with the highest interest income for the years presented (dollar amounts in thousands).

Table 24

	2013		2012
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$60,995	22.5%	$69,263	21.4%
American Fidelity Assurance Co.	17,859	6.6	18,035	5.6
Security Benefit Life Insurance Co.	9,678	3.6	11,262	3.5
Pacific Life Insurance Co.	7,915	2.9	25,180	7.8
United of Omaha Life Insurance Co.	7,360	2.7	8,420	2.6
TOTAL	$103,807	38.3%	$132,160	40.9%

[1]

Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(146.4) million in 2013 and $(175.1) million in 2012.

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

Letters of Credit – We also issue letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending may also be secured by state and local government securities. Outstanding letters of credit balances totaled $2.5 billion and $2.6 billion as of December 31, 2013 and 2012, respectively.

Housing Associates – We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2013 and 2012, which are noted in Table 22, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is generally considered an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government fixed rate, size-conforming, single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during 2013 was $1.2 billion. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in an increase of 0.2 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2012 to December 31, 2013. Net mortgage loans as a percentage of total assets decreased from 17.6 percent to 17.5 percent as of December 31, 2012 and December 31, 2013.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2013.

In the last half of 2012, we began an MPF mortgage loan volume participation arrangement with FHLBank of Indianapolis and also began offering the MPF Xtra product. The combination of these two options allowed us to effectively restrict the growth in mortgage loans held for portfolio in 2013 and is expected to provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. However, future FHLBank of Indianapolis participations in new delivery commitments were discontinued in 2014. Both options are described below:

Mortgage Loan Participations – We entered into an agreement with FHLBank of Indianapolis in 2012 to sell participation interests in master commitments of our PFIs. FHLBank of Indianapolis acquired $230.8 million in participation volume during fiscal year 2012 from certain of our PFIs and an additional $341.0 million during 2013. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment. We, as the Owner Bank, remain responsible for managing the PFI relationship and ensuring compliance with MPF Program requirements. The risk sharing and rights of us and FHLBank of Indianapolis are as follows:

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

MPF Xtra – The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. Although MPF Xtra volume was minimal in 2012, during 2013 we had $177.9 million in loan volume. We anticipate increased participation in this product during 2014.

The number of approved PFIs increased from 245 as of December 31, 2012 to 275 as of December 31, 2013. During 2013, we purchased loans from 192 PFIs with no one PFI accounting for more than 4.8 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2014 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 25 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balances for Bank of America and Bank of the West (non-members that acquired former PFIs and currently do not have the ability to sell loans to us under the MPF Program) have declined with the prepayment of loans held in those portfolios.

Table 25

	Mortgage Loan Balance as of 12/30/2013	Percent of Total Mortgage Loans	Mortgage Loan Balance as of 12/31/2012	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$286,762	4.9%	$402,279	6.9%
FirstBank of Colorado	170,004	2.9	150,184	2.6
Tulsa Teachers Credit Union	129,134	2.2
Bank of America, N.A.[1]	127,084	2.2	174,582	3.0
Farmers Bank & Trust N.A.	124,810	2.1	155,887	2.7
Bank of the West[2]			129,891	2.2
TOTAL	$837,794	14.3%	$1,012,823	17.4%

[1]	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.
[2]	Formerly Commercial Federal Bank, FSB headquartered in Omaha, NE. Bank of the West acquired Commercial Federal Bank, FSB on December 2, 2005. Bank of the West is a member of FHLBank of San Francisco.

Table 26 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 26

	2013	2012	2011	2010	2009
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$21,142	$25,139	$25,772	$25,714	$22,730
Loans past due 90 days or more and still accruing interest, UPB	8,290	7,798	11,397	9,439	4,800

Allowance for credit losses on mortgage loans:
Beginning balance	$5,416	$3,473	$2,911	$1,897	$884
Charge-offs/recoveries[2]	(594)	(553)	(496)	(483)	(241)
Provision for mortgage loan losses	1,926	2,496	1,058	1,582	1,254
Mortgage loans transferred to held for sale	-	-	-	(85)	-
Ending balance	$6,748	$5,416	$3,473	$2,911	$1,897

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$1,372	$1,580	$1,669	$1,785	$1,413
Interest actually recognized in income during the period	(1,016)	(1,155)	(1,168)	(1,401)	(1,108)
Shortfall	$356	$425	$501	$384	$305

[1]

Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.5 million, $1.3 million, $0.5 million and $0.2 million as of December 31, 2013, 2012, 2011 and 2010, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that it would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2012, 2011, 2010, and 2009.

The serious delinquency rate of the mortgage loan portfolio remained unchanged from December 31, 2012 to December 31, 2013 (see Table 27). According to the December 31, 2013 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional residential mortgage loans 90 days or more past due was 2.6 percent. This is approximately six times the level of seriously delinquent loans in our mortgage loan portfolio. Table 27 presents delinquency information for the unpaid principal of conventional mortgage loans (dollar amounts in thousands):

Table 27

	December 31, 2013	December 31, 2012
30 to 59 days delinquent and not in foreclosure	$30,807	$24,525
60 to 89 days delinquent and not in foreclosure	7,386	7,780
90 days or more delinquent and not in foreclosure	11,481	10,666
In process of foreclosure[1]	7,602	11,519
Total conventional mortgage loans delinquent or in process of foreclosure	$57,276	$54,490

Real estate owned (carrying value)	$4,307	$3,915

Serious delinquency rate[2]	0.4%	0.4%

[1]	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
[2]

Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

Two indications of credit quality are FICO scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 28 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in the traditional MPF products:

Table 28

FICO Score[1]	December 31, 2013	December 31, 2012
< 620	1.1%	1.2%
620 to < 660	3.8	3.7
660 to < 700	11.0	10.8
700 to < 740	18.7	18.2
>= 740	65.4	66.1
	100.0%	100.0%

Weighted average	751	752

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. Table 29 provides LTV ratios at origination for conventional mortgage loans outstanding in the traditional MPF products:

Table 29

LTV	December 31, 2013	December 31, 2012
<= 60%	17.7%	19.2%
> 60% to 70%	15.1	15.5
> 70% to 80%	54.0	52.7
> 80% to 90%	7.4	7.3
> 90% to < 100%	5.8	5.3
	100.0%	100.0%

Weighted average	72.5%	71.8%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2013 and 2012. Table 30 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state:

Table 30

	12/31/2013	12/31/2012
Kansas	34.7%	33.5%
Nebraska	23.9	25.3
Oklahoma	14.7	13.3
Colorado	12.6	11.5
California	2.3	2.9
All other	11.8	13.5
TOTAL	100.0%	100.0%

The credit risk of conventional mortgage loans sold under the traditional MPF products is managed by structuring potential credit losses into certain layers. As is customary for conventional mortgage loans, PMI is required for MPF loans with LTVs greater than 80 percent. Losses beyond the PMI layer are absorbed by an FLA established for each pool of mortgage loans sold by a PFI up to the maximum amount of the remaining FLA net of credit losses.

If losses beyond our FLA layer are incurred for any given pool of conventional mortgage loans, they are then absorbed through a CE obligation of the PFI that sold the mortgage loans to us, limited to the remaining CE obligation (see Item 1 – “Business – Mortgage Loans” for additional information). For additional information regarding the layers of loss protection, see Note 7 of the Notes to Financial Statements included under Item 8 – “Financial Statements and Supplementary Data.” Table 31 presents the outstanding principal balance and average CE obligation by traditional MPF product for our residential mortgage loan portfolio (dollar amounts in thousands):

Table 31

	December 31, 2013		December 31, 2012
	Outstanding Balance	Average CE Obligation	Outstanding Balance	Average CE Obligation
Original MPF	$3,656,425	7.2%	$3,626,257	6.4%
MPF 125	1,339,325	4.8	1,229,060	4.0
MPF Plus1.2	127,085	3.6	174,582	2.6
MPF 100[2]	89,213	10.3	122,562	8.9
MPF Government	644,592		685,285
TOTAL PAR VALUE	$5,856,640		$5,837,746

[1]	Average CE obligation for MPF Plus loans represents SMI coverage obtained.
[2]	Product is currently inactive. See Table 1 under Item 1 – “Business – Mortgage Loans.”

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience (see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” for further information). Although the par value of conventional mortgage loans remained relatively flat, the allowance for credit losses increased in 2013 primarily as a result of refining the technique for establishing the allowance and a slight increase in delinquencies. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 7 of the Notes to the Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity for our customers and their need for advances on an ongoing basis.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members and to maintain liquidity, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under this Item 7 for a discussion of our liquidity management.

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

Table 32

	12/31/2013	12/31/2012
Interest-bearing deposits	$48	$-
Federal funds sold	575,000	850,000
Commercial paper	-	59,996
Certificates of deposit	260,009	325,006
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$835,057	$1,235,002

__________

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of an individual FHLBank’s total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that an FHLBank may offer for term extensions of unsecured credit ranges from 1 percent to 15 percent based on the counterparty’s long-term credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See “Risk Management – Credit Risk Management” under this Item 7 for additional information related to derivative exposure.

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2013, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the year ended December 31, 2013.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of December 31, 2013, all unsecured term investments were rated as investment grade based on NRSROs (see Table 36).

Table 33 presents the remaining contractual maturity (in thousands) of our unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2013. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of December 31, 2013, 68.9 percent of the carrying value of total unsecured investments held by us had overnight maturities.

Table 33

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Due 91 – 180 days	Total
Domestic	$48	$-	$-	$-	$48
U.S. subsidiaries of foreign commercial banks	-	-	110,004	-	110,004
Total domestic and U.S. subsidiaries of foreign commercial banks	48	-	110,004	-	110,052
U.S. Branches and agency offices of foreign commercial banks:
Finland	375,000	-	-	-	375,000
Norway	200,000	-	-	-	200,000
Canada	-	-	100,003	-	100,003
Sweden	-	-	50,002	-	50,002
Total U.S. Branches and agency offices of foreign commercial banks	575,000	-	150,005	-	725,005
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$575,048	$-	$260,009	$-	$835,057

__________

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

In response to deterioration in the credit profiles of many European financial institutions, we have limited our unsecured exposure to foreign counterparties. We anticipate future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable (e.g., these investments were extremely low the latter half of 2013 and remained low at year end so we had limited investments in reverse repurchase agreements during that timeframe). To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and taxable state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure) and are classified as trading securities to enhance our liquidity position. Approximately half of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During 2013, we purchased $1.6 billion par amount of variable rate Agency MBS/CMOs and pass-throughs and $95.0 million of fixed rate Agency MBS/CMOs. Of the variable rate purchases, $780.0 million were Agency-guaranteed multi-family MBS without an embedded interest rate cap. As of December 31, 2013, the amortized cost of our MBS/CMO portfolio represented 304 percent of our regulatory capital. As of December 31, 2013, we held $171.5 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities. As part of our strategic planning initiatives, we do not plan on purchasing any long-term securities in the immediate future.

We provide standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. We also provide SBPAs to one out-of-district HFA and have participation interests in SBPAs between another FHLBank and an HFA in its district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2013 expire no later than 2016 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.7 billion and $1.6 billion as of December 31, 2013 and 2012, respectively. We were not required to purchase any bonds under these agreements during 2013 or 2012. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. We may continue to acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs in the future.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of December 31, 2013 or 2012. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 4 in the Notes to Financial Statements included in Item 8 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 34 (in thousands).

Table 34

	12/31/2013	12/31/2012	12/31/2011
Trading securities:
Commercial paper	$-	$59,996	$599,482
Certificates of deposit	260,009	325,006	1,019,520
U.S. guaranteed debentures	-	-	494,236
U.S. Treasury obligations	25,012	-	-
GSE debentures	2,247,966	2,126,327	2,098,844
Mortgage-backed securities:
U.S. obligation residential MBS	1,090	1,277	1,380
GSE residential MBS	170,700	252,312	345,701
Total trading securities	2,704,777	2,764,918	4,559,163

Held-to-maturity securities:
State or local housing agency obligations	63,472	69,442	84,548
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	68,977	85,484	18,167
GSE single-family and multi-family residential MBS	4,974,649	4,509,121	4,064,679
Private-label residential MBS	315,333	494,631	771,478
Private-label commercial MBS	-	-	37,077
Home equity loan ABS	1,228	1,072	1,383
Total held-to-maturity securities	5,423,659	5,159,750	4,977,332
Total securities	8,128,436	7,924,668	9,536,495

Interest-bearing deposits	1,116	455	42

Federal funds sold	575,000	850,000	1,040,000

Securities purchased under agreements to resell	-	1,999,288	-

TOTAL INVESTMENTS	$8,704,552	$10,774,411	$10,576,537

The contractual maturities of our investments are summarized by security type in Table 35 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 35

	12/31/2013
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$260,009	$-	$-	$-	$260,009
U.S. Treasury obligations	-	25,012	-	-	25,012
GSE debentures	919,610	1,224,180	104,176	-	2,247,966
Mortgage-backed securities:
U.S. obligation residential MBS	-	-	-	1,090	1,090
GSE residential MBS	-	-	-	170,700	170,700
Total trading securities	1,179,619	1,249,192	104,176	171,790	2,704,777
Yield on trading securities	0.51%	3.92%	3.25%	2.72%

Held-to-maturity securities:
State or local housing agency obligations	-	-	21,240	42,232	63,472
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	15	63	-	68,899	68,977
GSE single-family and multi-family residential MBS	-	66,416	1,501,601	3,406,632	4,974,649
Private-label residential MBS	-	30,361	15,519	269,453	315,333
Home equity loans ABS	-	-	-	1,228	1,228
Total held-to-maturity securities	15	96,840	1,538,360	3,788,444	5,423,659
Yield on held-to-maturity securities	6.93%	2.78%	2.67%	2.28%

Total securities	1,179,634	1,346,032	1,642,536	3,960,234	8,128,436
Yield on total securities	0.51%	3.83%	2.71%	2.30%

Interest-bearing deposits	1,116	-	-	-	1,116

Federal funds sold	575,000	-	-	-	575,000

TOTAL INVESTMENTS	$1,755,750	$1,346,032	$1,642,536	$3,960,234	$8,704,552

Securities Ratings – Tables 36 and 37 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 36

	12/31/2013 Carrying Value[1]
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$48	$1,068	$-	$-	$-	$-	$1,116

Federal funds sold[2]	-	375,000	200,000	-	-	-	575,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	-	260,009	-	-	-	-	260,009
U.S. Treasury obligations	-	25,012	-	-	-	-	25,012
GSE debentures	-	2,247,966	-	-	-	-	2,247,966
State or local housing agency obligations	16,477	30,000		16,995	-	-	63,472
Total non-mortgage-backed securities	16,477	2,562,987	-	16,995	-	-	2,596,459
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	70,067	-	-	-	-	70,067
GSE single-family and multi-family residential MBS	-	5,145,349		-	-	-	5,145,349
Private label residential MBS	2,148	16,053	13,939	125,939	157,174	80	315,333
Home equity loan ABS					749	479	1,228
Total mortgage-backed securities	2,148	5,231,469	13,939	125,939	157,923	559	5,531,977

TOTAL INVESTMENTS	$18,673	$8,170,524	$213,939	$142,934	$157,923	$559	$8,704,552

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.2 million at December 31, 2013.
[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 95 days.

Table 37

	12/31/2012 Carrying Value[1]
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$-	$455	$-	$-	$-	$-	$455

Federal funds sold[2]	-	450,000	400,000	-	-	-	850,000

Securities purchased under agreements to resell[3]	-	-	1,299,288	-	-	700,000	1,999,288

Investment securities:
Non-mortgage-backed securities:
Commercial paper[2]	-	59,996	-	-	-	-	59,996
Certificates of deposit[2]	-	325,006	-	-	-	-	325,006
GSE debentures	-	2,126,327	-	-	-	-	2,126,327
State or local housing agency obligations	21,347	30,000	-	18,095	-	-	69,442
Total non-mortgage-backed securities	21,347	2,541,329	-	18,095	-	-	2,580,771
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	86,761	-	-	-	-	86,761
GSE single-family and multi-family residential MBS	-	4,761,433	-	-	-	-	4,761,433
Private label residential MBS	3,475	55,094	42,235	170,997	222,710	120	494,631
Home equity loan ABS	-	-	-	-	1,072	-	1,072
Total mortgage-backed securities	3,475	4,903,288	42,235	170,997	223,782	120	5,343,897

TOTAL INVESTMENTS	$24,822	$7,895,072	$1,741,523	$189,092	$223,782	$700,120	$10,774,411

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.0 million at December 31, 2012.
[2]	Amounts represent unsecured credit exposure with original maturities ranging between overnight and 92 days.
[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Securities Concentrations – We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies, with aggregate book values greater than ten percent of our capital as of December 31, 2013.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 38 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 38

	12/31/2013			12/31/2012
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$50,734	$115,983	$166,717	$142,031	$146,728	$288,759
Alt-A	90,124	82,100	172,224	131,801	104,021	235,822
Total private-label residential MBS	140,858	198,083	338,941	273,832	250,749	524,581

Home equity loan ABS:
Subprime	-	3,348	3,348	-	3,685	3,685
TOTAL	$140,858	$201,431	$342,289	$273,832	$254,434	$528,266

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 39 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 39

12/31/2013 Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Triple-A	$2,148	$-	$-	$2,148
Double-A	16,071	-	-	16,071
Single-A	13,982	-	-	13,982
Triple-B	126,053	-	3,405	122,648
Below investment grade:
Double-B	57,489	-	2,034	55,455
Single-B	36,667	4,885	730	31,052
Triple-C	50,226	-	30,853	19,373
Double-C	16,147	3,890	8,359	3,898
Single-D	22,394	248	22,146	-
Unrated	1,112	-	-	1,112
TOTAL	$342,289	$9,023	$67,527	$265,739

Amortized cost	$332,564	$8,668	$61,297	$262,599
Gross unrealized losses	(14,361)	-	(4,361)	(10,000)
Fair value	321,868	8,905	57,613	255,350

OTTI:
Credit-related OTTI charge taken year-to-date	$530	$113	$137	$280
Non-credit-related OTTI charge taken year-to-date	(503)	(106)	(137)	(260)
TOTAL	$27	$7	$-	$20

Weighted average percentage of fair value to UPB	94.0%	98.7%	85.3%	96.1%
Original weighted average credit support[1]	4.9	3.0	5.7	4.8
Weighted average credit support[1]	10.6	4.6	4.9	12.3
Weighted average collateral delinquency[2]	10.7	16.3	14.3	9.6

[1]

Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

As of December 31, 2013, the amortized cost of private-label securities with unrecognized losses was $210.9 million. (See Note 4 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a summary of held-to-maturity securities with unrecognized losses aggregated by major security type and length of time that the individual securities have been in a continuous unrecognized loss position.) Table 40 presents characteristics of our private-label MBS/ABS in a gross unrecognized loss position (dollar amounts in thousands). The underlying collateral for all prime loans was first lien mortgages, and the underlying collateral for all subprime loans is second lien mortgages.

Table 40

	Unpaid Principal Balance	Amortized Cost	Gross Unrecognized Losses	Weighted- Average Collateral Delinquency Rate[1]
Private-label residential MBS:
Prime	$116,645	$116,282	$6,554	8.9%

Alt-A:
Alt-A other	90,752	88,763	7,546	12.7
Alt-A option arm	5,843	5,842	261	15.1
Total Alt-A	96,595	94,605	7,807	12.9

TOTAL	$213,240	$210,887	$14,361	10.7%

[1]

Weighted-average collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO as of December 31, 2013. The reported collateral delinquency percentage represents the weighted-average based on the UPB of the individual securities in the category and their respective collateral delinquency as of December 31, 2013.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 27 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 113 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” under this Item 7 and Note 4 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information on our OTTI evaluation process.

Tables 41 and 42 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 41

Private-label residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	10.5%	5.6%	31.2%	11.4%
2005	10.0	9.4	32.7	6.1
2006	9.6	10.8	38.1	4.6
Total Prime	10.5	6.1	31.7	10.7

Alt-A:
2004 and prior	10.5	9.6	33.5	13.3
2005	8.7	14.6	37.3	4.7
Total Alt-A	9.9	11.3	34.8	10.3

TOTAL	10.2%	8.7%	33.3%	10.5%

Table 42

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	2.9%	6.6%	79.8%	1.9%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During 2013, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. This stress test or adverse case scenario is based on a short-term housing price forecast that is decreased 5 percentage points relative to the base case followed by a recovery path that is 33.0 percent lower than the base case. See Note 4 of the Notes to the Financial Statements included under Item 8 – “Financial Statements and Supplementary Data” for a description of the assumptions used to determine actual credit-related OTTI. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended December 31, 2013 is $0.2 million compared to $0.1 million recorded under the base case scenario.

Deposits: Total deposits decreased 18.6 percent from December 31, 2012 to December 31, 2013, marked most significantly by a decrease in overnight balances and demand deposits. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2014 if demand for loans at member institutions increases, if members continue to de-leverage their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 43 presents the maturities for time deposits in denominations of $100,000 or more by remaining maturity (in thousands):

Table 43

	Remaining Maturity
	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
Time certificates of deposit as of December 31, 2013	$23,800	$-	$-	$23,800
Time certificates of deposit as of December 31, 2012	39,900	-	-	39,900

Table 44 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 44

	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$792,029	0.10%	$1,275,065	0.10%	$1,698,584	0.14%
Demand deposits	219,505	0.05	265,936	0.05

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

Total consolidated obligations increased 1.0 percent from December 31, 2012 to December 31, 2013 and the mix between discount notes and bonds changed over the period. Discount notes increased in both absolute balances and as a percentage of total consolidated obligations. Discount notes increased from 28.3 percent of total outstanding consolidated obligations as of December 31, 2012 to 35.2 percent as of December 31, 2013. Conversely, bonds decreased in both absolute balances and as a percentage of total consolidated obligations outstanding. Bonds decreased from 71.7 percent of total outstanding consolidated obligations as of December 31, 2012 to 64.8 percent as of December 31, 2013. The increase in discount notes from December 31, 2012 to December 31, 2013 was primarily to fund the increase in short-term advances, predominantly our line of credit product (see this Item 7 – “Financial Condition – Advances”). The increase in discount notes is also relative to the decrease that occurred at the end of 2012 as we extended the maturity of liabilities due to the fiscal and political uncertainty at that time. Fiscal and political uncertainty in late 2013 resulted in tighter market conditions and a temporary increase in short-term funding costs across all instruments. In anticipation of potential market disruptions, we increased our issuance of term discount notes (primarily two- and three-month maturities) and variable rate bonds to increase and extend our liquidity position. Although market conditions improved near the end of 2013, the returns on overnight investments (Federal funds sold and reverse repurchase agreements) decreased more than the corresponding decline in the cost to issue our term discount notes, resulting in compressed spreads for these investments. The balance sheet asset mix changes discussed earlier will continue to impact the composition of our liabilities between bonds and discount notes.

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

During 2013, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but occasionally up to one year) to fund fixed rate mortgage assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Tables 11 and 12 under this Item 7 – “Results of Operations.” Refinancing debt usually increases costs in the month the calls are initiated due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the replacement debt (conventionally not exceeding 30 days forward). The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during 2013 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2013 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

While we had stable access to funding markets during 2013, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

Borrowings with original maturities of one year or less are considered short-term. Table 45 summarizes short-term borrowings (dollar amounts in thousands):

Table 45

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
	2013	2012	2011	2013	2012	2011
Outstanding at end of the period[1]	$10,890,528	$8,670,442	$10,251,723	$2,400,000	$1,050,000	$725,000
Weighted average rate at end of the period[2]	0.08%	0.12%	0.03%	0.12%	0.19%	0.19%
Daily average outstanding for the period[1]	$10,752,950	$9,675,239	$11,053,091	$1,513,699	$975,137	$1,138,082
Weighted average rate for the period[2]	0.08%	0.09%	0.10%	0.14%	0.20%	0.23%
Highest outstanding at any month-end[1]	$12,434,484	$10,705,373	$13,386,905	$2,400,000	$1,075,000	$1,650,000

[1]	Par value
[2]	Computed based on par value and coupon/interest rate

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Derivative Clearing Organization (Clearinghouse), or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the OIS and LIBOR/Swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased by $5.5 billion from December 31, 2012 to December 31, 2013 primarily due to our recent use of LIBOR-based variable rate bonds for funding instead of bullet fixed rate or variable rate bonds swapped to LIBOR. Other large declines were in interest rate caps hedging adjustable rate MBS with embedded caps (decline in MBS with embedded caps) and derivatives swapping fixed rate convertible advances (decline in fixed rate convertible advances – see Table 21 under this Item 7 – “Financial Condition – Advances”). For additional information regarding the types of derivative instruments and risks hedged, see Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock declined slightly from December 31, 2012 to December 31, 2013 despite a moderate increase in advances. The majority of the decrease in capital is attributable to the decrease in capital stock required to support AMA activity. Under our capital plan, members must purchase additional activity-based stock as they enter into transactions with us. The amount required is subject to change within ranges established under our capital plan. On June 21, 2013 the Board of Directors reduced the AMA activity-based stock purchase requirement pursuant to our capital plan, effective as of July 11, 2013. The new AMA requirement, which relates to members’ secondary market mortgage loan sales to us under the MPF Program, has been reduced to zero percent from the previous requirement of two percent. Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase. As member advance activity declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchased excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock began October 20, 2010 and is still in effect. As reflected in Table 47, the amount of excess stock held by members increased. This increase is at least partially attributable to the fact we pay our quarterly dividends in the form of Class B Common Stock, but the increase from stock dividends is counterbalanced by: (1) our capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests. Capital stock also decreased, to a smaller extent, due to the loss of members resulting from mergers and acquisitions of members.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth (increased capital stock balances) or reduction (decreased capital stock balances) in advance balances in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations discussed below, including being in compliance with all of our regulatory capital requirements after any such discretionary repurchase.

The increase in retained earnings from December 31, 2012 to December 31, 2013 is attributed to the net income for the year of $119.0 million exceeding the $33.0 million payment of dividends in 2013. The Board of Directors believed that it was appropriate and prudent to aggressively grow our retained earnings during this period when our earnings were strong, allowing us to pay an acceptable dividend on our members’ capital stock investments and also build retained earnings. Another factor is the JCE Agreement with the other 11 FHLBanks effective February 28, 2011 that provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 46 as of December 31, 2013 and 2012 (dollar amounts in thousands):

Table 46

	2013		2012
	Count	Amount	Count	Amount
Commercial banks	671	$661,372	684	$650,998
Thrift institutions	32	326,577	34	344,459
Insurance companies	24	183,144	24	184,685
Credit unions	77	81,156	76	84,314
Total GAAP capital stock	804	1,252,249	818	1,264,456
Mandatorily redeemable capital stock	11	4,764	10	5,665
TOTAL REGULATORY CAPITAL STOCK	815	$1,257,013	828	$1,270,121

Following are highlights from our capital plan:

▪	Two classes of authorized stock – Class A Common Stock and Class B Common Stock;
▪	Both classes have $100 par value and both are defined as common stock;
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
▪

AMA – 0.0 percent of the principal amount of member’s mortgage loans (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

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

▪

Members were notified of the initial reference interest rate and spread that defined the dividend parity threshold prior to implementation of our capital plan and have been, and will continue to be, notified at least 90 days prior to any change thereof;

▪	A member may submit a redemption request to us for any or all of its excess Class A and/or Class B Common Stock;
▪

Within five business days of receipt of a redemption request for excess Class A Common Stock, we must notify the member if we decline to repurchase the excess Class A Common Stock, at which time the six-month waiting period will apply. Otherwise, we will repurchase any excess Class A Common Stock within five business days, though it is usually repurchased on the same date as the member’s redemption request;

▪

Within five business days of receipt of a redemption request for excess Class B Common Stock, we must notify the member if we decline to repurchase the excess Class B Common Stock, at which time the five-year waiting period will apply. Otherwise, we will repurchase any excess Class B Common Stock within five business days, though it is usually repurchased on the same date as the member’s redemption request;

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

On May 10, 2012, the Board of Directors approved a decrease in the amount of Class A Common Stock needed to meet the FHLBank membership or asset-based stock requirement. Lowering the membership stock requirement resulted in our members’ capital investments and dividends received being more proportionate with their advance and mortgage loan activities in 2012. The requirement was changed from 0.2 percent of each member’s total assets to 0.1 percent with the cap reduced from $1,000,000 to $500,000 beginning May 14, 2012. For members that were not using their membership stock to support activity in 2012 (advances and/or mortgage loans), the reduced membership requirement became excess Class A Common Stock. For members utilizing their membership stock to support activity, the stock was exchanged into Class B Common Stock. The new membership stock requirement is within the percentage of member assets and cap ranges established in our capital plan.

Required Class A Common Stock increased from 15.6 percent of total required stock as of December 31, 2012 to 16.9 percent of total required stock as of December 31, 2013 (see Table 47) as an outcome of the shift in composition resulting from the changes in asset-based and activity-based capital stock requirements in 2012 and 2013. Additionally, because of the change in the composition of our stock between the two classes, as well as the increase in the Class B dividend rate for the fourth quarter of 2013, the weighted average dividend rate increased only slightly in the fourth quarter of 2013 (see Table 48).

Our activity-based requirements are consistent with our cooperative structure: members’ stock ownership requirements and the dollar amount of dividends received generally increase as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 47 provides a summary of member capital requirements under our current capital plan as of December 31, 2013 and 2012 (in thousands):

Table 47

Requirement	12/31/2013	12/31/2012
Asset-based (Class A only)	$155,282	$151,325
Activity-based (additional Class B)[1]	765,590	819,206
Total Required Stock[2]	920,872	970,531
Excess Stock (Class A and B)	336,141	299,590
Total Stock[2]	$1,257,013	$1,270,121

Activity-based Requirements:
Advances[3]	$857,562	$801,856
AMA assets (mortgage loans)[4]	2,467	115,348
Total Activity-based Requirement	860,029	917,204
Asset-based Requirement (Class A stock) not supporting member activity[1]	60,843	53,327
Total Required Stock[2]	$920,872	$970,531

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
[2]	Includes mandatorily redeemable capital stock.
[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.
[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, we are required to maintain permanent capital at all times in an amount at least equal to the sum of our credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used to satisfy our risk-based capital requirement. The Finance Agency, at its discretion, may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. We are required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, we are required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 14 in the Notes to Financial Statements included under Item 8 for compliance as of December 31, 2013 and 2012.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2011, 2012, and 2013 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Tables 48 and 49 present the dividend rates per annum paid on capital stock under our capital plan during 2013 and 2012:

Table 48

Applicable Rate per Annum	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Class A Common Stock	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	3.75	3.50	3.50	3.50
Weighted Average[1]	2.51	2.31	2.48	2.39

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.09%	0.12%	0.14%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 49

Applicable Rate per Annum	12/31/2012	09/30/2012	06/30/2012	03/31/2012
Class A Common Stock	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	3.50	3.50	3.50	3.50
Weighted Average[1]	2.35	2.36	2.19	2.12

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.16%	0.15%	0.15%	0.11%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that dividend rates on Class A Common Stock will be at or above the upper end of the current overnight Federal funds target rate range for future dividend periods until such time as the dividend parity threshold calculation results in a positive number. We also expect that the differential between the two classes of stock for 2014 will remain close to the differential for the fourth quarter of 2013, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in the first quarter of 2014, but future dividends may be paid in cash as we analyze potential changes to our capital management practices (see Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). If we were to change our practice and pay all dividends in the form of cash, we would utilize liquidity resources. However, payment of cash dividends would not have a significant impact on our liquidity position.

Capital Adequacy: As of December 31, 2013, 69.5 percent of our capital was capital stock, and 30.5 percent was retained earnings and AOCI. As of December 31, 2012, 73.5 percent of our capital was capital stock, and 26.5 percent was retained earnings and AOCI. We were in compliance with our minimum regulatory capital requirements as of December 31, 2013 as mentioned previously. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we otherwise treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

Our other sources of liquidity include deposit inflows, repayments of advances or mortgage loans, maturing investments, interest income, and proceeds from reverse repurchase agreements or the sale of unencumbered assets. Uses of liquidity include issuing advances, purchasing mortgage loans, purchasing investments, deposit withdrawals, capital repurchases, maturing or called consolidated obligations, interest expense, dividend payments to members, other contractual payments, and contingent funding or purchase obligations including letters of credit and any required purchases of securities under standby bond purchase agreements.

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, decreased from $3.8 billion as of December 31, 2012 to $3.5 billion as of December 31, 2013 primarily due to decreases in reverse repurchase agreements. We reduced our investment in reverse repurchase agreements because of the decline in their yields during 2013 and instead invested in other short-term securities with slightly higher yields. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures increased to $2.2 billion in par value as of December 31, 2013 from $2.0 billion in par value as of December 31, 2012, reflecting additional purchases, offset by maturities of these debentures during 2013. We anticipate further declines in our short-term investments as part of our strategic core asset initiatives but will ensure that we maintain adequate levels for liquidity and collateral purposes.

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

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout 2013 (see “Risk Management – Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term assets. The weighted average remaining days to maturity of discount notes outstanding decreased to 39 days as of December 31, 2013 from 49 days as of December 31, 2012. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account increased to 7 days as of December 31, 2013 from 5 days as of December 31, 2012 primarily due to the reduction in investments with overnight maturities, which was only partially offset by the increase in cash. As a result of the increase in the weighted average maturity of these short-term assets and the decrease in the weighted average maturity of discount notes outstanding, the mismatch of discount notes and our money market investment portfolio decreased from 44 days on December 31, 2012 to 32 days on December 31, 2013. This decrease in the mismatch was the result of our strategy to increase balance sheet liquidity should market access deteriorate during fiscal cliff and debt ceiling negotiations between Congress and the U.S. Presidential administration. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; and (3) the desire not to increase our balance sheet allocation to other investment categories. We left $1.7 billion in our Federal Reserve Bank account on December 31, 2013 compared to $0.4 billion on December 31, 2012 primarily due to insufficient returns on December 31, 2013.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Off-Balance Sheet Arrangements: In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on the Statements of Condition or may be recorded on the Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. See Note 18 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for more information on our off-balance sheet arrangements.

Contractual Obligations: Table 50 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2013 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 50

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$20,040,225	$6,177,700	$4,818,050	$2,731,875	$6,312,600
Operating leases	235	113	103	19	-
Commitments to fund mortgage loans	65,620	65,620	-	-	-
Advance commitments	6,000	6,000	-	-	-
Expected future pension benefit payments	10,925	319	767	1,031	8,808
Mandatorily redeemable capital stock	4,764	4,638	52	74	-
TOTAL	$20,127,769	$6,254,390	$4,818,972	$2,732,999	$6,321,408

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

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. As set forth in our Enterprise Risk Management and Internal Control Policy, we define ERM as a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across the FHLBank. It is designed to identify potential events that may affect us, manage risk within our Risk Appetite Statement and provide reasonable assurance regarding the achievement of objectives in the following categories: (1) Strategic – strategic initiatives and objectives that align with our mission and vision; (2) Operations – effective and efficient use of our resources to achieve basic business objectives, including performance and profitability goals and safeguarding of resources; (3) Reporting – reliability of reporting, including filings with the SEC, interim and condensed financial statements and selected financial data derived from such statements, such as earnings releases reported publicly and other FHLBank financial information posted on our website or provided to the Office of Finance in connection with the FHLBank System Combined Financial Reports; and (4) Compliance – complying with laws and regulations to which we are subject. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Our Risk Philosophy Statement, approved by our Board of Directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our Board of Directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management strive to ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions. Our monthly Risk Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within our Risk Appetite Metrics document, which is also approved by our Board of Directors. The Risk Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard Board of Directors involvement (low residual risk environment).

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other strategies that might be implemented to help improve our overall residual risk profile; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived residual risk. These risk assessment workshops have resulted in the development of risk strategies and action plans in an effort to enhance the risk management practices throughout the FHLBank. The results of these activities are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the Risk Oversight Committee of the Board of Directors.

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 21 business unit risk assessments were completed in 2013 addressing 123 key processes throughout the FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. The outcomes of these business unit risk assessments are linked to the entity level risk assessment workshop results to ensure consistency between the top down and bottom up approaches and to ensure that no risks are overlooked.

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

Lending and AMA Activities – Credit risk to members arises partly as a result of our lending and AMA activities (members’ CE obligations on conventional mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, derivatives, and members’ CE obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization. See Item 1 – “Business – Advances” for a description of eligible collateral on advances as well as disclosures regarding our security interest in collateral.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime. Table 51 presents the UPB and maximum coverage outstanding with the top five third-party primary mortgage insurers and all others for seriously delinquent loans as of December 31, 2013 (in thousands):

Table 51

Insurance Provider	Credit Rating[1]	Unpaid Principal Balance[2]	Maximum Coverage Outstanding[3]
Mortgage Guaranty Insurance Co.	Single-B	$1,415	$386
Genworth Mortgage Insurance Corp.	Single-B	1,371	324
Republic Mortgage Insurance Co.	No Rating	621	177
United Guaranty Residential Insurance Co.	Triple-B	540	143
Radian Guaranty, Inc.	Single-B	202	65
All others[4]		14,934	91
TOTAL		$19,083	$1,186

[1]	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of December 31, 2013.
[2]

Represents the UPB of conventional loans 90 days or more delinquent or in the process of foreclosure. Assumes PMI in effect at time of origination. Insurance coverage may be discontinued once a certain LTV ratio is met.

[3]

Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

[4]	Includes the UPB of all remaining seriously delinquent loans as of December 31, 2013 regardless of whether or not there is third-party PMI.

Investments – As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Approximately 93 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). Some of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 39), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of three securities that experienced de minimis cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

We are subject to credit risk due to the risk of nonperformance by counterparties to our derivative transactions. The amount of credit risk on derivatives depends on the extent to which netting procedures and collateral requirements are used and are effective in mitigating the risk. We manage this risk through credit analysis and collateral management. We are also required to follow the requirements set forth by applicable regulation.

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of December 31, 2013.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2013.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated annually by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 8 of the Notes to Financial Statements under Item 8 for additional information on managing credit risk on derivatives.

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral posted to satisfy the initial margin (if required) and the variation margin. Bilateral derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a clearing agent and to protect the clearing agent against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. The initial margin remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities. Tables 52 and 53 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 52

12/31/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$96,000	$1,459	$-	$1,459
Single-A	5,159,825	33,616	27,669	5,947
Cleared derivatives[1]	1,146,500	6,912	(5,954)	12,866
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	1,217,500	(30,328)	(37,824)	7,496
Cleared derivatives[1]	10,000	(38)	(203)	165
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,629,825	$11,621	$(16,312)	$27,933

__________

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.
[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Table 53

12/31/2012
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$196,000	$4,173	$-	$4,173
Single-A	7,040,825	47,719	27,004	20,715
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,236,825	$51,892	$27,004	$24,888

Foreign Counterparty Risk – Cross-border outstandings are defined as loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets payable to us by entities of foreign countries, regardless of the currency in which the claim is denominated. Our cross-border outstandings consist primarily of short-term trading securities and Federal funds sold issued by banks and other financial institutions, which are non-sovereign entities, and derivative asset exposure with counterparties that are also non-sovereign entities. Secured reverse repurchase agreements outstanding are excluded from cross-border outstandings because they are fully collateralized.

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. During 2011, management consciously decided to change the composition of our investments by transitioning away from unsecured credit exposure with foreign entities for the more favorable credit profile of domestic GSEs and secured reverse repurchase agreements, which had comparable rates. Although reverse repurchase agreements were not a cost-effective option because of extremely low yields during the latter half of 2013 and at year end, we continued to limit our unsecured exposure with foreign counterparties as noted in Table 54.

Table 54 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2013 (dollar amounts in thousands):

Table 54

	Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$375,000	1.1%	$200,000	0.6%	$575,000	1.7%

Trading securities[3]	-	0.0	150,005	0.4	150,005	0.4

Derivative assets:
Net exposure at fair value	-		13,833		13,833
Cash collateral held	-		(9,668)		(9,668)
Net exposure after cash collateral	-	0.0	4,165	0.0	4,165	0.0

TOTAL	$375,000	1.1%	$354,170	1.0%	$729,170	2.1%

__________

[1]

Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of December 31, 2013.

[2]	Consists solely of overnight Federal funds sold.
[3]	Consists of certificates of deposit with remaining maturities of less than three months.

Table 55 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2012 (dollar amounts in thousands):

Table 55

	Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$300,000	0.9%	$550,000	1.6%	$850,000	2.5%

Trading securities[3]	125,003	0.4	259,999	0.8	385,002	1.2

Derivative assets:
Net exposure at fair value	-		19,928		19,928
Cash collateral held	-		-		-
Net exposure after cash collateral	-	0.0	19,928	0.0	19,928	0.0

TOTAL	$425,003	1.3%	$829,927	2.4%	$1,254,930	3.7%

__________

[1]

Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2012 were $0.6 billion (Australia and Netherlands).

[2]	Consists solely of overnight Federal funds sold.
[3]	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Table 56 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2011 (dollar amounts in thousands):

Table 56

	Canada		Australia		Sweden		Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$240,000	0.7%	$-	0.0%	$225,000	0.7%	$225,000	0.7%	$350,000	1.0%	$1,040,000	3.1%

Trading securities[3]	414,736	1.3	624,592	1.9	154,989	0.5	149,983	0.4	-	0.0	1,344,300	4.1

Derivative assets:
Net exposure at fair value	-		-		-		-		3,715		3,715
Cash collateral held	-		-		-		-		(130)		(130)
Net exposure after cash collateral	-	0.0	-	0.0	-	0.0	-	0.0	3,585	0.0	3,585	0.0

TOTAL	$654,736	2.0%	$624,592	1.9%	$379,989	1.2%	$374,983	1.1%	$353,585	1.0%	$2,387,885	7.2%

__________

[1]

Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to any individual country that totaled between 0.75 and 1.0 percent of our total assets as of December 31, 2011.

[2]	Consists solely of overnight Federal funds sold.
[3]	Consists of commercial paper and certificates of deposit with remaining maturities of less than three months.

Liquidity Risk Management: Maintaining the ability to meet our obligations as they come due and to meet the credit needs of our members and housing associates in a timely and cost-efficient manner is the primary objective of managing liquidity risk. We seek to be in a position to meet the credit needs of our members, as well as our debt service and liquidity needs, without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs.

Finance Agency regulations require us at all times to have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 57 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2013 and 2012 (in thousands):

Table 57

	12/31/2013	12/31/2012
Liquid assets[1]	$2,288,864	$1,219,745
Total qualifying deposits	961,888	1,181,957
Excess liquid assets over requirement	$1,326,976	$37,788

[1]

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

Table 58 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated March 11, 2014 (in thousands):

Table 58

03/11/2014
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$925,222
Self-liquidating assets with a maturity of 7 days or less	1,333,250
Assets that are generally accepted as collateral in the repurchase agreement market	3,389,229
Total Sources	$5,647,701
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	233,090
100 percent of consolidated obligations and other borrowings maturing within one week	917,536
Less 100 percent of consolidated obligations settling within one week	(40,000)
100 percent of consolidated obligations expected to be called within one week	55,000
Total Uses	1,165,626
EXCESS CONTINGENCY LIQUIDITY	$4,482,075

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

In 2013, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP at all times during 2013.

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

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and Agency securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements at all times during 2013.

We generally maintained stable access to the capital markets throughout 2013. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed the appropriate documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for bilateral derivative transactions and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers.

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

Bilateral derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, generally have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with bilateral derivative counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that we or the counterparty are willing to accept for a given rating level determined by the NRSROs. In certain cases, however, we have entered into bilateral security agreements with non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized (i.e., $0 threshold, meaning all exposures are collateralized). The maximum threshold amount of unsecured credit risk exposure for each rating level for agreements with two-way bilateral triggers based on ratings is defined in Table 59:

Table 59

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or a bilateral derivative counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, a margin call is promptly issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The collateral posted by our bilateral derivative counterparties as of December 31, 2013 and 2012 was in the form of cash. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements.”

The amount of collateral that we must post for bilateral derivative transactions is determined by the market value of the transactions and our credit rating. In August 2011, our rating was downgraded from AAA to AA+, and as a result we had to increase our collateral requirements. We had sufficient liquidity to satisfy this change and believe that our liquidity position is such that we could accommodate additional collateral requirements associated with potential further credit downgrades.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2013 and 2012, we were a party to, or participated in 26 and 21 SBPAs in which our aggregate principal and interest commitments were $1.7 billion and $1.6 billion, respectively.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long term. We manage business risk, in part, through a commitment to strategic planning and by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate those plans. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analysis. The Strategic Business Plan provides a mechanism for the Board of Directors to fulfill its responsibility for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management and facilitated by the Strategic Planning and Development department. We use planning scenarios to develop the Strategic Business Plan and we continue to refine and enhance the scenario planning process each year. We believe this process results in the development of robust and effective future scenarios, thereby enhancing the overall effectiveness of our strategic planning process and the development of risk strategies for each scenario. The Board of Directors plays a key role in the development of the Strategic Business Plan and regularly monitors progress in the achievement of business objectives. Two Board of Directors’ meetings are set aside each year for strategic planning purposes.

Additionally, in September 2013 the Finance Agency issued a final rule on Stress Testing of Regulated Entities, which requires us to conduct annual stress tests to determine whether we have the capital necessary to absorb losses as a result of adverse economic conditions. The rule requires us to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on our earnings, capital and other related factors, over a nine-quarter forward horizon based on our portfolio as of each September 30, with results submitted to the Finance Agency and the Federal Reserve. A summary of the stress test results for the severely adverse scenario are required to be publicly disclosed between July 15 and July 30 of each year.

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. The worst-case scenario includes the effects on us if one or more of our larger members significantly reduces its advance levels or is no longer a member. The total advance growth and distribution for our top five borrowers is monitored on a monthly basis by the Asset/Liability Committee. See Table 23 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

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

The FHLBank of Seattle continues to address the requirements of the Consent Order issued by the Finance Agency, effective November 22, 2013 (collectively, with related understandings with the Finance Agency, the Amended Consent Arrangement), which superseded the previous Consent Order and related understandings (2010 Consent Arrangement) put in place in October 2010. In addition to continued compliance with the terms of the plans and policies implemented and adopted to address the 2010 Consent Arrangement, the Amended Consent Arrangement requires: (1) development and implementation of a plan acceptable to the Finance Agency to increase advances and other core mission assets as a percentage of consolidated obligations; (2) Board of Director monitoring for compliance with the terms of such plans and policies; and (3) continued non-objection from the Finance Agency prior to repurchasing or redeeming any excess capital stock or paying dividends on capital stock.

We have concluded that the above-mentioned actions do not materially increase the risk to us under our joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of FHLBank of Seattle. Pursuant to the Finance Agency’s recent final rule on Information Sharing Among FHLBanks, the Finance Agency will make available to each FHLBank information relating to the financial condition of all other FHLBanks, including information regarding liquidity, membership and unsecured credit exposure, as well as the information contained in the “Summary and Conclusions” portion of each FHLBank’s final report of examination. See “Legislative and Regulatory Developments” under Item 1 for further information. While supervisory orders and agreements are sometimes publicly announced, and we may receive certain information from the Finance Agency regarding other FHLBanks, we cannot provide assurance that we have been informed or will be informed of regulatory actions taken at, or the financial condition of, other FHLBanks that may impact our risk.

Operations Risk Management: Operations risk is the risk of loss due to human error, circumvention or failure of internal controls and procedures, systems malfunctions, man-made or natural disasters, internal or external fraud, or the unenforceability of legal contracts. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, accounting/financial disclosure, legal and external events. A number of strategies are used to mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, annual comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures – Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, develop, promote, and retain the best employees by offering a fair and competitive compensation package and by providing a comfortable, secure and professional work environment in a cost effective manner. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an ERM and Internal Control Policy which, in addition to defining ERM and describing the eight interrelated components of the FHLBank’s ERM framework, outlines the objectives and principles for our internal controls, establishes and delineates business unit managers’ responsibilities for implementing internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the ERM and Internal Control Policy, that addresses the efficiency and effectiveness of our activities, the safeguarding of our assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions and Information Security Threats – We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated future projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) security threats are identified, assessed and appropriately managed or mitigated.

Man-made or Natural Disasters – Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer equipment, information, supplies, and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated nightly through our human resource information system. We also have a reciprocal back-up agreement in place with FHLBank of Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank of Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank of Boston’s members. We complete an annual test of this agreement with FHLBank of Boston to ensure the process and related systems are functioning properly. Furthermore, we maintain a funds transfer contingency agreement with FHLBank of Seattle that authorizes either FHLBank to process wire transfers for the other during a contingency situation. This agreement is periodically tested to ensure either FHLBank could process wires for the other FHLBank upon request, subject to the other FHLBank’s availability of funds after it meets all of its obligations and advance demands.

Internal or External Fraud – Our Anti-Fraud Policy, which includes our Whistleblower Procedures, establishes our methodology for preventing, detecting, deterring, reporting, remediating and punishing fraudulent or dishonest activity and violations of the Code of Ethics that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees and contractors may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations, or violations of the Commodity Exchange Act and relevant implementing regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. No complaints have been received under the Whistleblower Procedures of the Anti-Fraud Policy since the inception of the program on December 16, 2004.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2013. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 60 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios:

Table 60

Duration of Equity
Date	Up 200 Basis Points	Up 100 Basis Points	Base	Down 100 Basis Points	Down 200 Basis Points
12/31/2013	2.1	1.3	-0.2	1.9	0.3
09/30/2013	2.0	0.8	-1.8	0.5	-0.9
06/30/2013	2.1	1.1	-1.8	0.5	-1.0
03/31/2013	1.2	-1.0	-0.1	-0.5	-0.4
12/31/2012	0.3	-3.0	-0.6	-0.1	-0.1
09/30/2012	0.1	-3.0	-2.2	0.1	-0.2
06/30/2012	1.1	-2.0	-1.0	2.1	0.3

03/31/2012	2.7	0.2	-0.2	1.2	0.7

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. The DOE as of December 31, 2013 increased in all scenarios (became less negative in the base scenario) from December 31, 2012. The primary factors contributing to these net increases in duration during the period were: (1) the continued rise of interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with the associated decrease of this portfolio as a percent of total assets as the balance sheet expanded, including declining prepayment projections based on the general increase in interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods, even though at a slower pace as interest rates have increased.

The increase in longer-term interest rates during 2013 generally resulted in a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, slower projected prepayments indicate a relative decline in refinancing incentive for borrowers. However, even though the prepayment incentive generally declined, the historically low interest rate environment may continue to provide refinancing opportunities for qualifying borrowers with higher rate mortgage loans.

Even though the fixed rate mortgage loan portfolio increased slightly in net outstanding balance, the portfolio actually decreased slightly as an overall percentage of total assets as the balance sheet expanded, decreasing from 17.6 percent of total assets as of December 31, 2012 to 17.5 percent as of December 31, 2013. Even with this slight weighting decrease, the mortgage loan portfolio remains a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. The DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. For example, even though the absolute balance of the mortgage loan portfolio increased during 2013, the actual market value of the portfolio decreased in response to the rise in interest rates and became a much smaller percentage of the overall market value of assets. This decline in market value is expected behavior since fixed rate portfolios exhibit price declines as interest rates rise and reflects the traditional inverse price to yield relationship. However, since the mortgage loan portfolio continues to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when advance balances decline, our mortgage loan portfolio effectively increases as a total proportion of total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a greater contribution impact to the overall DOE since DOE is a market value weighted measurement as mentioned previously. Couple this example with an absolute growth in the mortgage loan portfolio during the same period, and the mortgage loan portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the mortgage loan duration profile.

Further, with the increase in rates slowing projected prepayments and extending the overall duration profile for the mortgage loan portfolio, the absolute impact to DOE was a net increase since the weighting and the absolute duration profile of the portfolio remains a sizable asset category as mentioned previously. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to replace called bonds as the interest rate environment continued to remain at historically low levels. The call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal.

As discussed above, as interest rates increased during the period and as we continued to experience measured prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to refinance our liabilities at specific times throughout the year. The increase in interest rates during 2013 also caused the duration profile of the existing portfolio of unswapped callable bonds to extend. This liability extension is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes was sustained, and even increased during the latter part of 2013, to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance in relation to the mortgage portfolios is discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE increase in the up 200 basis point shock scenario as the sensitivity of duration tended to increase.

In addition, we purchased Agency fixed rate MBS/CMOs and variable rate MBS/CMOs, including multi-family Agency-guaranteed MBS, throughout the year as allowable according to Finance Agency regulations. Some of the variable rate Agency MBS purchases were with and some were without embedded interest rate caps. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio. The relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well.

We generally purchase interest rate caps to offset the impact of embedded caps in variable rate Agency MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the adjustable rate MBS/CMOs. This relationship also generated specific opportunities during the period to invest in additional variable rate MBS/CMO securities with embedded caps while not adding additional interest rate cap derivatives. Even with the addition of these variable rate MBS/CMOs with embedded caps, the general duration and negative convexity profile continues to provide a managed hedge relationship where the behavior of our overall interest rate risk profile continues to be within our operating limits and expectations even though we did not purchase additional interest rate caps during the period.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price generally increases at a slower pace as interest rates decline. When an instrument’s convexity profile approaches zero, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile moves further from zero, the duration profile is steepening and is changing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. Additionally, all of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity and callable liabilities that have negative convexity, which offset some or all of the negative convexity risk in our assets. With the changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve, which all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 bps or 200 bps will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of the balance sheet and of DOE. The net DOE increase in the down 200 basis point shock scenario during 2013 is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all DOE measurements are inside management’s operating range as of December 31, 2013, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.2 month and -0.4 months for December 31, 2013 and 2012, respectively. Again, as discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the rising interest rate environment. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 61 presents MVE as a percent of TRCS. As of December 31, 2013, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital. The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our AMA capital stock requirement during the third quarter of 2013 and exercised measured repurchases of excess capital stock throughout the year (see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Level Overview” for additional information), leading to a lower level of capital that inherently increased our ratio of MVE to TRCS from December 31, 2012 to December 31, 2013 in nearly all interest rate scenarios in the table below.

Table 61

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Up 100 Basis Points	Base	Down 100 Basis Point	Down 200 Basis Points
12/31/2013	165	169	169	171	172
09/30/2013	163	166	165	164	162
06/30/2013	156	159	158	157	155
03/31/2013	161	161	157	160	158
12/31/2012	167	165	158	161	160
09/30/2012	164	162	155	155	155
06/30/2012	151	150	145	147	149
03/31/2012	143	144	142	144	145

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

Tables 62 and 63 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 62

12/31/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,268,989	$(113,832)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	1,660
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,683,242	(137,562)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(2,648)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	120
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,061,820	(115,098)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,511,800	40,861
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	499
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	65,620	(265)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,286,000	104,904
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	655,000	3,251
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(4,900)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,220,000	(73,705)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,630,000	(808)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	66,000	-
TOTAL				$18,917,471	$(297,523)

Table 63

12/31/2012
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,420,065	$(232,277)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(3,107)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	2,077,092	(251,729)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(4,429)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,011,320	(166,047)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	5,726,800	27,408
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	2,291
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	106,355	6
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,637,000	186,632
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	880,000	26,199
Callable step-up consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,270,000	(324)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	4,765,000	6,747
Intermediary Derivatives
Interest rate swaps executed with members	Pay fixed, receive variable interest rate swap or receive fixed, pay variable interest rate swap	Offset interest rate swaps executed with members by executing interest rate swaps with derivatives counterparties	Economic Hedge	30,000	17
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	96,000	-
TOTAL				$24,392,632	$(408,613)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-69 of this Form 10-K.

Audited Financial Statements

Tables 64 and 65 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2013 and 2012 (in thousands):

Table 64

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$110,726	$109,136	$110,429	$112,774
Interest expense	51,601	54,590	58,411	60,690
Net interest income	59,125	54,546	52,018	52,084
Provision (reversal) for credit losses on mortgage loans	(135)	530	(416)	1,947
Net interest income after mortgage loan loss provision	59,260	54,016	52,434	50,137
Other non-interest income (loss)	(3,239)	(9,831)	(7,274)	(10,474)
Other non-interest expense	14,934	12,430	13,123	12,275
Assessments	4,109	3,176	3,204	2,740
NET INCOME	$36,978	$28,579	$28,833	$24,648

Table 65

	2012
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$119,202	$123,139	$124,379	$128,063
Interest expense	66,007	70,075	69,296	69,725
Net interest income	53,195	53,064	55,083	58,338
Provision (reversal) for credit losses on mortgage loans	(22)	1,062	417	1,039
Net interest income after mortgage loan loss provision	53,217	52,002	54,666	57,299
Other non-interest income (loss)	(8,577)	(8,774)	(16,750)	(8,815)
Other non-interest expense	12,871	12,204	13,142	13,479
Assessments	3,177	3,103	2,479	3,502
NET INCOME	$28,592	$27,921	$22,295	$31,503

The significant fluctuations that have occurred in non-interest income (loss) are primarily the result of the recognition of net gains/losses on derivatives and hedging activities as well as the recording of fair value changes on our trading securities. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” for additional information.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the two most recent fiscal years.

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide a reasonable level of assurance in achieving their desired objectives; however, in designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) with the participation of the President and CEO, our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of December 31, 2013. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm with respect to the FHLBank’s internal control over financial reporting are included under Item 8 – “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers

Table 66 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 66

Executive Officer	Age	Position Held
Andrew J. Jetter	58	President/Chief Executive Officer
David S. Fisher	58	SEVP/Chief Operating Officer
Mark E. Yardley	58	EVP/Chief Risk Officer
Sonia R. Betsworth	52	SVP/Chief Credit Officer
Denise L. Cauthon	50	SVP/Chief Accounting Officer
Patrick C. Doran	53	SVP/General Counsel/Corporate Secretary
Dan J. Hess	48	SVP/Chief Business Officer
Thomas E. Millburn	43	SVP/Chief Internal Audit Officer
William W. Osborn	48	SVP/Chief Financial Officer
Joe B. Edwards	57	SVP/Chief Information Officer
Terence C. Wise	61	SVP/Director of Strategic Planning and Development

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Internal Audit Officer and CRO, may be removed from office or discharged by the Board of Directors or the President and CEO with or without cause. The Chief Internal Audit Officer may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

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

Sonia R. Betsworth became Senior Vice President and Chief Credit Officer in March 2013. She served as Senior Vice President, Director of Credit from July 2009 to March 2013, Senior Vice President, Director of Member Products from April 2006 through June 2009, Director of Sales, Lending and Collateral from 2002 to April 2006 and Director of Credit and Collateral from 1999 to 2002. She joined the FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Denise L. Cauthon became Senior Vice President and CAO in December 2010. Ms. Cauthon served as First Vice President and CAO from May to November 2010, First Vice President and Controller from March 2007 to April 2010, and Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

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

Dan J. Hess became Senior Vice President and Chief Business Officer in March 2013. Mr. Hess previously served as Senior Vice President, Director of Member Products from July 2009 to March 2013, First Vice President, Director of Sales from April 2002 to May 2009, and Senior Vice President, Director of Sales from May 2009 to July 2009. Mr. Hess joined the FHLBank in 1995 as a Correspondent Banking Account Manager for Kansas. He was promoted to Lending Officer in 1997, to Assistant Vice President and Lending Manager in 1999, and to Vice President in 2000.

Joe B. Edwards became Senior Vice President and Chief Information Officer in July 2013. Prior to joining the FHLBank, Mr. Edwards was Senior Vice President and Chief Information Officer at ACE Cash Express, Inc., a multi-unit retailer of financial services, where he was responsible for IT development, operations, business intelligence and call center operations, from January 1998 through his retirement in December 2012.

Terence C. Wise became Senior Vice President, Director of Strategic Planning and Development in March 2013. He served as First Vice President, Director of Strategic Planning and Development from October 2011 through February 2013. Prior to joining the FHLBank in July 2011 as Director of Strategic Planning and Development, Mr. Wise was Senior Vice President – Finance and Treasurer for Affirmative Insurance Holdings, a distributor and producer of non-standard personal automobile insurance policies and related products and services located in Burr Ridge, Illinois, from July 2008 to January 2011.

Directors

As of the date of this annual report on Form 10-K, we have 15 directors, nine of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and six of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act).

On November 7, 2013, we declared re-elected Andrew C. Hove, Jr. as a public interest independent director, Richard S. Masinton as an independent director, and Mark J. O’Connor as a member director from the state of Colorado, as reported in our current report on Form 8-K filed with the SEC on November 7, 2013. Additionally, on September 20, 2013, we announced that Mr. James R. Hamby was deemed re-elected as a member director from the state of Oklahoma as reported on our current report on Form 8-K filed with the SEC on that date. Each of the foregoing directors will serve four year terms commencing as of January 1, 2014 and expiring on December 31, 2017.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Finance Agency, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. For 2014, the Finance Agency has designated our Board of Directors to consist of 15 directors, 9 of whom are to be member directors and 6 of whom are to be independent directors. Under the Finance Agency regulations, new and re-elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director may be re-elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the Finance Agency for review. In nominating independent directors, our Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of nominees, and the skills and experience most likely to add strength to the Board of Directors, among other skills, qualifications and attributes. Finance Agency regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on its Board of Directors. Our Board of Directors will consider diversity in nominating independent directors and in electing member directors when the Board of Directors is permitted to elect member directors in the event of a vacancy. If our Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our Board of Directors has adopted procedures for the nomination and election of independent directors, consistent with the requirements of the Bank Act and Finance Agency regulations.

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

Table 67 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 67

					[1]
Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Harley D. Bergmeyer	72	Member	January 2011	December 2014	(b), (e)
Robert E. Caldwell, II	43	Independent	January 2004	December 2014	(b), (c) Vice Chair, (e) Chair, (f)
G. Bridger Cox	61	Member	January 2011	December 2015	(b), (c) Chair
James R. Hamby	62	Member	January 2007	December 2017	(a), (c), (f) Chair
Thomas E. Henning	61	Independent	April 2007	December 2015	(a), (b), (c), (d) Chair
Andrew C. Hove, Jr.	79	Independent	April 2007	December 2017	(a), (e), (f)
Michael B. Jacobson	60	Member	January 2012	December 2015	(a), (e)
Jane C. Knight	70	Independent	January 2004	December 2014	(d), (e)
Richard S. Masinton	72	Independent	April 2007	December 2017	(b) Chair, (c), (d)
Neil F. M. McKay	73	Independent	April 2007	December 2016	(a), (f)
L. Kent Needham	60	Member	January 2013	December 2016	(d), (e)
Mark J. O’Connor	49	Member	May 2011	December 2017	(b), (d), (f)
Thomas H. Olson, Jr.	48	Member	January 2013	December 2016	(a), (f)
Mark W. Schifferdecker	49	Member	January 2011	December 2014	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	64	Member	January 2007	December 2015	(d), (e), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

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

Robert E. Caldwell, II has been the President and COO of WRK Real Estate, LLC, a real estate management and development company, since January 2014. Mr. Caldwell previously served as President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, from 2006 through 2013. Prior to 2006, he served as General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese public company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination. Mr. Caldwell currently serves as Vice Chairman of the FHLBank’s Board of Directors and also served as Vice Chairman of the FHLBank’s Board of Directors from January 2004 through December 2006.

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

Thomas E. Henning has been the Chairman, President and CEO of the Assurity Security Group, Inc. (ASGI), a mutual holding company of life insurance companies, in Lincoln, Nebraska, since 2005 and was employed by Security Financial Life Insurance Co., a predecessor to ASGI, from 1990 to 2006. He is also the Chairman, President and CEO of ASGI’s wholly owned subsidiary, Assurity Life Insurance Company. Mr. Henning has served on the board of Nelnet, Inc., a public company and provider of education finance and services, headquartered in Lincoln, Nebraska, since 2003. Mr. Henning also serves on the board of the Forum 500 Section of the American Council of Life Insurers. The Board of Directors considered Mr. Henning’s qualifications, skills and attributes, including his past experience as President and CEO of a community bank and President and COO of a regional banking group, his current experience as Chairman, President and CEO of a medium sized life and health insurance company, his more than 30 years of financial services experience, his extensive background in financial analysis and accounting, strategic planning and business plan execution, and his prior service as an FHLBank director, when making his nomination.

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

Michael B. Jacobson has been Chairman, President and CEO of NebraskaLand National Bank, North Platte, Nebraska, since 1998. Although the Board of Directors did not participate in Mr. Jacobson’s nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and has over 30 years of banking experience, including more than 20 years as the CEO of a bank, that assists in his service as a director.

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

L. Kent Needham has served as Chairman, President and CEO of The First Security Bank, Overbrook, Kansas, since 2007. Although the Board of Directors did not participate in Mr. Needham’s nomination since he is a member director, Mr. Needham possesses an MBA, is a graduate of the Colorado Graduate School of Banking, and has over 35 years of banking experience, including more than 20 years as CEO, that assists in his service as a director.

Mark J. O’Connor currently serves as a Senior Vice President of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor is a graduate of the Pacific Coast Banking School, has more than 23 years of banking experience, including more than 9 years as the investment portfolio manager of a large bank holding company, and has experience on the board, including service as chairman, of a state housing finance authority, and prior experience as an FHLBank director, that assists in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Julesburg, Colorado, since 1998. Mr. Olson is currently also the Chairman of Points West Community Bank, Julesburg, Colorado, a director and the President of the Independent Bankers of Colorado, Chairman of Points West Community Bank, Sidney, Nebraska, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Chairman of Fullerton National Bank, Chairman of Woodstock Land and Cattle, Director of Rush Creek Land and Livestock, and Director of Gateway Medical Foundation. Although the Board of Directors did not participate in Mr. Olson’s nomination since he is a member director, Mr. Olson possesses a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 20 years of banking experience, including more than 15 years as CEO, that assists in his service as a director.

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

The Board of Directors has determined that Neil F.M. McKay qualifies as an “audit committee financial expert” as that term is defined under SEC regulations. Mr. McKay is “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our Board of Directors.

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

We continued to achieve our mission in 2013 as evidenced by our outstanding results. We met or exceeded all of our short-term objectives and continued our strong performance against our long-term objectives as well. These objectives were designed to drive our performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2013 were comprised of the President and CEO, the Senior Executive Vice President and COO, the Executive Vice President and CRO, the Senior Vice President and General Counsel, and the Senior Vice President and CAO (the Named Executive Officers). In determining the appropriate total compensation package for our Named Executive Officers, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2013, we demonstrated the value of our executive compensation philosophy by providing competitive compensation opportunities for our Named Executive Officers based on thoughtful adjustments to base salary and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives along with deferred incentive awards which promote the achievement of short- and long-term objectives.

The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall success.

Framework for Compensation Decisions: The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2013 included:

▪	Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the EICP;
▪	Approving the base salaries and salary adjustments of the COO, CRO, General Counsel, and CAO, as recommended by the CEO; and
▪	Recommending to the Board of Directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2013: To implement our compensation objectives, the elements of our 2013 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) award opportunities under our LTIP; (4) retirement and other benefits; and (5) limited perquisites.

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

Annual and Deferred Cash Incentive Awards – Effective January 1, 2012, we adopted the EICP as a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives during the performance periods. The EICP establishes two performance periods: (1) a Base Performance Period aligned with the calendar year; and (2) a Deferral Performance Period (or the long-term performance period), which is a three-year period commencing the calendar year following the Base Performance Period. Named Executive Officers may earn an annual cash incentive during a Base Performance Period and a deferred cash incentive during a Deferral Performance Period. For each Base Performance Period, the Board will establish a Total Base Opportunity for Named Executive Officers. The Total Base Opportunity is equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period, and is composed of the cash incentive and the deferred incentive. The EICP effectively combines our previous Executive Short Term Incentive Plan (ESTIP) and Long Term Incentive Plan (LTIP). A detailed discussion related to the analysis undertaken in establishing the performance goals for the EICP is provided below under “Establishment of Performance Goals for Incentive Opportunities.”

Long Term Cash Incentive Awards – While the EICP long-term deferral component provides incentive awards for achievement of performance indicated through 2016, our Named Executive Officers were eligible as of December 31, 2013 for award opportunities based on the achievement of strategic goals over the three-year performance period of 2011-2013 under our LTIP. Cash incentive awards under the LTIP were tied to measures for our long-term growth and profitability, which were directly related to long-term strategic objectives during this three-year period for carrying out our mission.

A Transitional Long-Term Incentive Plan (TLTIP) was adopted to transition from our existing LTIP, during the three-year period commencing January 1, 2012 and ending December 31, 2014, to the newly adopted EICP. Thus, the LTIP remained in effect for the 2011-2013 performance period. Following the expiration of the 2011-2013 performance period on December 31, 2013, the TLTIP will provide long-term award opportunities for the 2012-2014 performance period. Following the expiration of the TLTIP, the EICP will provide deferred incentive opportunities to eligible employees for all periods thereafter.

Retirement and Other Benefits – We maintain a comprehensive retirement program for our eligible employees comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan); and (2) the Pentegra Financial Institutions Thrift Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (DC Plan).

In 2013, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer. Employees hired after January 1, 2009 are not eligible to participate in the DB Plan. However, because each of our Named Executive Officers was hired prior to January 1, 2009, each remains eligible to participate in the DB Plan.

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

In response to federal legislation, which imposed restrictions on the pension benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other eligible highly compensated employees that preserves and restores the full pension benefits that, due to IRC limitations, are not payable from the qualified pension plans.

As of December 31, 2013, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 79 under the column titled “Aggregate Balance at Last FYE.”

We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the Named Executive Officers. We offer all employees a variety of benefits including medical, dental, vision, prescription drug, life insurance, long-term disability, flexible spending accounts, employee assistance program and travel accident insurance. The Named Executive Officers participate in these benefit programs on the same basis as all other eligible employees.

Perquisites – The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2013 are the personal use of an FHLBank-owned automobile for the President and limited spousal travel for Named Executive Officers.

Categorical types of perquisites provided to the Named Executive Officers in 2013 are presented and detailed in the Summary Compensation Table (see Table 75 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2013: For 2013, the Compensation Committee again determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that the Compensation Committee defined as our peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail below under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2013 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

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

In 2013, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan). The Compensation Committee looked primarily to McLagan’s FHLBank Custom Compensation Survey and available pay data; and secondarily to a subset of McLagan’s proprietary survey database for financial services institutions. Based on advice of McLagan, the Compensation Committee selected a subset of survey data within McLagan’s proprietary survey database to reflect information about a more narrow survey group of comparator financial services institutions.

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

Of the FHLBank-based survey data and the broader survey data utilized, the Compensation Committee considered the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in considering the competitiveness of our total compensation for the Named Executive Officers. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our Named Executive Officers in the median range of the survey data reviewed assuming target level performance would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer groups, the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee and CEO operate to recommend below median pay for poor performance and above median pay for superior performance. While survey information is one factor in setting compensation for our Named Executive Officers, we believe that surveys should not override the need for independent decisions by the Compensation Committee that are consistent with our financial condition and future prospects.

Consideration of Individual Performance – As an additional factor, the individual performance of each Named Executive Officer is considered by the Compensation Committee and by the CEO in determining whether it is appropriate to increase annual base salaries of our Named Executive Officers based on a subjective determination of the perceived contribution of each Named Executive Officer.

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

In 2013, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, the perceived performance of each Named Executive Officer and other factors as described above, including the performance of the FHLBank. As a result of the Compensation Committee’s consideration of these factors, the Compensation Committee recommended and the Board approved an increase to our CEO’s base salary of three percent from his prior salary. For the same reasons, the Compensation Committee determined to increase the base salaries for our COO by three percent; the CRO by two percent; and our General Counsel and CAO by five percent. These increases were generally consistent with increases of approximately three percent received by most of our other employees’ base salaries for 2013 due to the financial performance of the FHLBank and individual performance. All recommended salary increases were effective April 1, 2013, subject to review by the Finance Agency. Our General Counsel and CAO received higher increases in base salary for 2013 than the other Named Executive Officers as a result of market-based adjustments in comparison to survey data and in recognition of previous performance.

Establishment of Performance Goals for Incentive Award Opportunities in 2013: We believe that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission. Thus, motivating our Named Executive Officers to accomplish business and financial short- and long-term goals that promote a high level of performance for our members is a key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results.

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are distributed only in accordance with such achievement. In 2013, we achieved this compensation objective through attainment of objectives under our EICP and attainment of long-term objectives over the three-year performance period of our LTIP that began in 2011.

EICP – Beginning in the fourth quarter of 2012, goal metrics, metric performance ranges and metric weights for award opportunities under the 2013 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management appropriately aligned the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed performance objectives, as appropriate, for 2013 before submitting the objectives to the Board of Directors for approval in December 2012.

For the Base Performance Period of January 1, 2013 to December 31, 2013, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferred Performance Period, which is the three-year period from January 1, 2014 to December 31, 2016, over which the FHLBank’s performance is measured based on specific parameters. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the Finance Agency.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance anywhere within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their earned base salary. Table 68 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 68

Position	Total Base Opportunity
	Threshold Award	Target Award	Optimum Award
CEO	60.0%	80.0%	100.0%
COO	45.0	65.0	85.0
CRO, General Counsel and CAO	30.0	50.0	70.0

The Total Base Opportunity Goal Metrics for 2013 are described in Table 69:

Table 69

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Class B Common Stock[1]

The spread between Pre-ASC 815, Pre-AHP adjusted return available for Class B Common Stock (weighted by the amount Class B Common Stock outstanding each day) and the average daily Overnight Federal funds effective rate.

Net Income After Capital Charge[1]	The dollar amount of adjusted income as defined in the above metric, but Post-AHP assessment, which exceeds the cost of the required return on capital.
Retained Earnings	The dollar amount of our GAAP Retained Earnings as of 12/31/2013.
Mission Product Utilization	Member usage of mission-oriented products. Mission-oriented products consist of the following: AHP; CICA - CHP and CDP Homeownership Set-aside Programs; and JOBS.
Risk Management – Market, Credit and Liquidity Risks

Management of our risks as determined by the weighted average rating by the Board of Directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit, and liquidity risks.

Risk Management – Compliance, Business and Operations Risks

Management of our risks as determined by the weighted average rating by the Board of Directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are compliance, business and operations risks.

[1]

As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income” and “adjusted ROE,” non-GAAP measures defined in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments; (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as adjusted income, which can be compared to our peers. For measuring our EICP performance, we further adjust for other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, amortization of derivative option costs and amortization/accretion of premium/discount on unswapped MBS classified as trading. This resulting EICP adjusted income, also a non-GAAP measure of income, is used to compute an EICP adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as EICP adjusted ROE spread.

The profit-oriented objectives of “Adjusted Return Spread on Class B Common Stock” and “Net Income After Capital Charge” (non-GAAP measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, operations, market, credit, liquidity and compliance risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. The “Retained Earnings” objective reflects our desire to ensure we operate from a position of capital strength and take appropriate steps to protect our members from the potential impairment of the par value of our capital stock. Finally, the performance objective for “Mission Product Utilization” addresses the members’ usage of certain mission-oriented products.

Award levels were set at threshold, target and optimum percentages of annual base salary.

Table 70 sets forth the specific annual goal performance ranges and the actual achievement for each of our Total Base Opportunity Goal Metrics in 2013:

Table 70

Total Base Opportunity Goal Metrics		Annual Performance Range
Adjusted Return Spread on Class B Common Stock	Threshold	6.24%
	Target	11.28%
	Optimum	16.32%
	Achievement	11.60%
Net Income After Capital Charge	Threshold	$39,780,680
	Target	$79,561,359
	Optimum	$119,342,039
	Achievement	$83,960,990
Retained Earnings	Threshold	$499,794,258
	Target	$539,574,938
	Optimum	$579,355,617
	Achievement	$567,331,845
Mission Product Utilization[1]	Threshold	305
	Target	360
	Optimum	415
	Achievement	406
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	Threshold	3.0
	Target	3.5
	Optimum	5.0
	Achievement	4.96
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	Threshold	3.0
	Target	3.5
	Optimum	5.0
	Achievement	4.36

[1]

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

As reflected in Table 70, 2013 was a strong year for us regarding the achievement of our EICP base opportunity performance objectives.

Table 71 provides the: (1) metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2013; and (2) the 2013 goal achievement percentage for all goals.

Table 71

Performance Objective	Metric Weight
	CEO/COO	CRO/CAO	General Counsel
Adjusted Return Spread on Class B Common Stock	20%	10%	15%
Net Income After Capital Charge	20	10	15
Retained Earnings	10	20	10
Mission Product Utilization	10	10	10
Risk Management – Market, Credit, and Liquidity Risks	20	25	25
Risk Management – Compliance, Business, and Operations Risks	20	25	25

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Performance Measures as presented in Table 72, which provides a template of how amounts will be calculated for the calendar year 2014 to calendar year 2016:

Table 72

		Minimum		Threshold		Target		Maximum
Total Return[1]:		>8/12 vs. FHLBanks		8/12 vs. FHLBanks		5/12 vs. FHLBanks		2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$		$		$		$
Performance Measure Percentage		0%		75%		100%		125%
Weighting		0.50		0.50		0.50		0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$		$		$		$

Market Value of Equity (MVE) / Total Regulatory Capital Stock (TRCS)[2]:		>9/12 vs. FHLBanks		9/12 vs. FHLBanks		6/12 vs. FHLBanks		2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$		$		$		$
Performance Measure Percentage		0%		75%		100%		125%
Weighting		0.50		0.50		0.50		0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$		$		$		$

Total Value (Dollar Value for Total Return + Dollar Value for MVE/TRCS)	$		$		$		$

Deferred Incentive Opportunity Percentage Level I (40%) Level II (32.5%) Level III (25%)%				%		%		%
Deferred Incentive Award (Total Value x Deferred Incentive Opportunity Percentage)	$		$		$		$

[1]

Total Return equals the Total Dividends, plus the Change in Retained Earnings, divided by the Average Capital. For FHLBank Topeka: Total Dividends is defined as the sum of the actual dividends paid on required Class A Common Stock and all Class B Common Stock during the three-year Performance Period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2013 to 12/31/2016; and Average Capital is defined as the average daily ending balance of required Class A Common Stock and all Class B Common Stock for dates starting with 01/01/2014 and ending 12/31/2016. For the other FHLBanks, unless determined otherwise by the Compensation Committee: Total Dividends is defined as all dividends paid on all capital stock during the three-year period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2013 to 12/31/2016; and Average Capital is defined as the average daily ending balance of all capital stock outstanding for dates starting with 01/01/2014 and ending 12/31/2016. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking 1st out of the 12 FHLBanks.

[2]

Using amounts reported on the Trendbook Analysis from the Finance Agency Call Report System (CRS), MVE/TRCS is calculated by dividing base case MVE by TRCS (TRCS calculated as Total Regulatory Capital minus Retained Earnings) calculated at the end of the Deferral Performance Period. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest MVE/TRCS being the best performance, and ranking 1st out of the 12 FHLBanks.

For any Performance Period, a Final Award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee or under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our Finance Agency examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety-soundness problem or a serious, material risk management deficiency exists; (3) during the most recent Finance Agency examination, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, the Final Award shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP.

LTIP – Under the LTIP for January 1, 2011 – December 31, 2013, the achievement of base award opportunities is measured over a three-year performance period. Table 73 presents the Base Award Opportunity Percentage for each Named Executive Officer eligible to participate in the Performance Period under the LTIP for January 1, 2011 – December 31, 2013:

Table 73

Named Executive Officer	Level	2011-2013 Base Award Opportunity Percentage	2011-2013 Base Award Opportunity Percentage Achieved
Andrew J. Jetter	Level I	40%	47.92%
David S. Fisher	Level II	30	35.94
Mark E. Yardley	Level II	30	35.94
Patrick C. Doran	Level III	20	23.96
Denise L. Cauthon	Level III	20	23.96

The weighted average achievement for the 2011-2013 performance goals was 119.79 percent. The metric weight for the 2011-2013 performance goals as a percent of the total LTIP award opportunity for all Named Executive Officers and the 2011-2013 goal achievement percentage is included in Table 74:

Table 74

Objective	Metric Weight	2011-2013 Goal Achievement Percentage
Total Return	37.5%	150.0%
Expense Growth	25.0%	66.7%
Market Value of Equity/Total Regulatory Capital Stock	37.5%	125.0%

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2013 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2013, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

See “Potential Payments Upon Termination or Change in Control” in this Item 11 for more information related to potential payouts on termination or change in control attributable to each Named Executive Officers as of December 31, 2013.

Finance Agency Oversight: Section 1113 of the Recovery Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. On January 28, 2014, the Finance Agency issued a final rule on executive compensation, which defines “reasonable” and “comparable” compensation and establishes the review and approval process for certain compensation payments and agreements.

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

The Compensation Committee

of the Board of Directors

Richard S. Masinton, Chair

Harley D. Bergmeyer

Robert E. Caldwell II

G. Bridger Cox

Thomas E. Henning

Mark J. O’Connor

Mark W. Schifferdecker

Table 75 presents the Summary Compensation Table for the Named Executive Officers.

Table 75

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Andrew J. Jetter[4]	2013	$665,750	$586,898	$(495,284)	$77,840	$835,204
President & CEO	2012	646,350	604,913	813,382	55,075	2,119,720
	2011	627,500	606,062	1,169,289	55,792	2,458,643
David S. Fisher[5]	2013	440,186	307,849	17,838	44,485	810,358
SEVP & COO	2012	427,875	319,683	206,265	43,805	997,628
	2011	416,925	324,486	214,844	40,026	996,281
Mark E. Yardley[6]	2013	330,165	210,840	(234,663)	33,254	339,596
EVP & CRO	2012	320,925	217,346	399,674	32,748	970,693
	2011	312,675	226,287	609,535	30,723	1,179,220
Patrick C. Doran[7]	2013	280,021	142,437	(29,770)	23,105	415,793
SVP & General Counsel	2012	266,675	145,549	111,128	21,880	545,232
	2011	255,025	151,455	134,988	20,033	561,501
Denise L. Cauthon[8]	2013	210,301	127,635	(82,926)	17,446	272,456
SVP & CAO	2012	200,275	63,268	168,000	19,175	450,718
	2011	189,750	71,559	250,000	14,999	526,308

[1]

All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s ESTIP (for 2011), EICP (for 2012 and 2013), and LTIP (for the 2009-2011, 2010-2012, and 2011-2013 performance periods in 2011, 2012, and 2013, respectively). Ms. Cauthon was not a participant in the 2009-2011 LTIP or the 2010-2012 LTIP; however, her 2013 annual incentive was adjusted to account for her transition to the LTIP.

[2]

The Change in Pension Value and Nonqualified Deferred Compensation Earnings will fluctuate with changes in discount rates used to calculate the present value of accumulated benefits. This amount also includes above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation balance as of January 1, 2013 by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

[3]	The 2013 components of All Other Compensation are provided in Table 76.
[4]

Above market earnings attributable to the BEP for Mr. Jetter were $17,716, $29,382, and $15,289 for 2013, 2012, and 2011, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $(86,000), $182,000, and $310,000 for 2013, 2012, and 2011, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $(427,000), $602,000, and $844,000 for 2013, 2012, and 2011, respectively.

[5]

Above market earnings attributable to the BEP for Mr. Fisher were $5,838, $9,265, and $3,844 for 2013, 2012, and 2011, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $12,000, $74,000, and $84,000 for 2013, 2012, and 2011, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $0, $123,000, and $127,000 for 2013, 2012, and 2011, respectively.

[6]

Above market earnings attributable to the BEP for Mr. Yardley were $10,337, $16,674, and $8,535 for 2013, 2012, and 2011, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $(95,000), $200,000, and $344,000 for 2013, 2012, and 2011, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(150,000), $183,000, and $257,000 for 2013, 2012, and 2011, respectively.

[7]

Above market earnings attributable to the BEP for Mr. Doran were $1,230, $2,128, and $988 for 2013, 2012, and 2011, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $(14,000), $72,000, and $92,000 for 2013, 2012, and 2011, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(17,000), $37,000, and $42,000 in 2013, 2012, and 2011, respectively.

[8]

Above market earnings attributable to the BEP for Ms. Cauthon were $74 for 2013. The aggregate change in the value of Ms. Cauthon’s accumulated benefit under the FHLBank’s DB Plan was $(111,000), $149,000, and $246,000 for 2013, 2012, and 2011, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $28,000, $19,000, and $4,000 for 2013, 2012, and 2011, respectively.

Table 76 presents the components of “All Other Compensation” for 2013 as summarized in Table 75.

Table 76

Named Executive Officer	Perquisites and Personal Benefits[1]	Individual Disability Insurance	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Total All Other Compensation
Andrew J. Jetter	$10,830	$6,733	$1,435	$923	$15,300	$42,619	$77,840
David S. Fisher	-	6,456	910	923	15,300	20,896	44,485
Mark E. Yardley	-	3,946	665	923	15,248	12,472	33,254
Patrick C. Doran	-	-	550	879	15,300	6,376	23,105
Denise L. Cauthon	-	-	416	666	15,300	1,064	17,446

[1]

Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Mr. Jetter’s perquisites and personal benefits consist of an FHLBank-provided vehicle, financial and tax planning services, cellular phone reimbursement and expenses for spousal travel.

Table 77 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 77

Name	Plan	Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]
		Threshold	Target	Maximum
Andrew J. Jetter	EICP-Cash Incentive	$195,330	$260,440	$325,550
President & CEO	EICP-Deferred Incentive Opportunity[2]	195,330	260,440	325,550
David S. Fisher	EICP-Cash Incentive	96,863	139,913	182,963
SEVP & COO	EICP-Deferred Incentive Opportunity[2]	96,863	139,913	182,963
Mark E. Yardley	EICP-Cash Incentive	48,435	80,725	113,015
EVP & CRO	EICP-Deferred Incentive Opportunity[2]	48,435	80,725	113,015
Patrick C. Doran	EICP-Cash Incentive	40,485	67,475	94,465
SVP & General Counsel	EICP-Deferred Incentive Opportunity[2]	40,485	67,475	94,465
Denise L. Cauthon	EICP-Cash Incentive	30,405	50,675	70,945
SVP & CAO	EICP-Deferred Incentive Opportunity[2]	30,405	50,675	70,945

[1]

Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2013. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under EICP under this Item 11 for a description of the terms of the EICP and future payouts.

[2]	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at maximum.

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

Pension Benefits: Table 78 presents the 2013 Pension Benefits Table for the Named Executive Officers.

Table 78

Name	Plan Name	Number of Years of Credited Services	Present Value Of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	25.583	$1,265,000	$-
President & CEO	FHLBank Benefit Equalization Plan	25.583	3,759,000	-
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	6.917	301,000	-
SEVP & COO	FHLBank Benefit Equalization Plan	6.917	476,000	-
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	28.250	1,442,000	-
EVP & CRO	FHLBank Benefit Equalization Plan	28.250	1,218,000	-
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	8.667	295,000	-
SVP & General Counsel	FHLBank Benefit Equalization Plan	8.667	143,000	-
Denise L. Cauthon	Pentegra Defined Benefit Plan for Financial Institutions	23.333	783,000	-
SVP & CAO	FHLBank Benefit Equalization Plan	23.333	51,000	-

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

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $255,000 on earnings for 2013. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $205,000 for 2013. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50, otherwise benefits are paid in installments.

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

Our contributions to the DB Plan through June 30, 2013, represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $2,510,000 in 2013. The DB Plan is a multiemployer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2013. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 4.95 percent interest. The present value of benefits accrued after September 1, 2003 are multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 4.95 percent interest. As of December 31, 2013, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2000 RP Mortality table (generational mortality table); (3) a 5.03 percent average salary increase adjustment; and (4) a 4.75 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation: Table 79 presents the 2013 Nonqualified Deferred Compensation Table for the Named Executive Officers. Our fiscal year (FY) is 2013, with a fiscal year end (FYE) of December 31, 2013.

Table 79

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE[2]
Andrew J. Jetter President & CEO	$72,175	$42,619	$71,163	$-	$1,365,292
David S. Fisher SEVP & COO	37,773	20,896	25,784	-	508,737
Mark E. Yardley EVP & CRO	20,343	12,472	39,877	-	755,150
Patrick C. Doran SVP & General Counsel	6,376	6,376	5,888	-	118,667
Denise L. Cauthon SVP & CAO	-	1,064	413	-	8,611

[1]	All amounts are also included in the salary column of the Summary Compensation Table.
[2]

The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each NEO in the Executive Group in our Summary Compensation Tables for previous years (2006-2012) was $96,201 for Mr. Jetter, $15,825 for Mr. Fisher, $41,466 for Mr. Yardley, and $4,296 for Mr. Doran. The amounts reported as preferential (above market) earnings for the current year are presented in Table 75.

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

The Supplemental Thrift Plan allows Named Executive Officers to receive a rate of return based on our return on equity for the previous year. For 2013, the rate of return earned on the Supplemental Thrift Plan was 5.59 percent, which was our return on equity for 2012.

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

Potential Payments Upon Termination/Change in Control: Table 80 represents a description of the elements of potential payments upon termination or change in control and the total amount that would be payable to the Named Executive Officers as of December 31, 2013 had their employment been terminated unless on or prior to that date: (1) the Named Executive Officer voluntarily terminated employment; (2) the Named Executive Officer’s employment was terminated by the FHLBank for misconduct; or (3) the Named Executive Officer accepted employment elsewhere or refused other employment offered by the FHLBank at or before the time of termination. Additional material conditions to the receipt of severance payments upon termination or change of control are discussed under “Severance Benefits” in the Compensation Discussion and Analysis section of this Item 11.

All termination payment amounts are payable as a lump sum. The total termination payment amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis section of this Item 11, any earned but unpaid incentive awards, the respective aggregate balance that would be payable under our nonqualified deferred compensation plans within ninety days of a Named Executive Officer’s termination of employment due to death, disability or retirement, and the payment that may be due under our BEP, as described under Pension Benefits in this Item 11, upon a change in control as defined in the BEP, each as of December 31, 2013.

Table 80

Officer	Severance Amount[1]	Earned and Unpaid 2013 Incentive Awards	Deferred Compensation Payable	Payout Under BEP	Total Termination Payment Amount
Andrew J. Jetter	$670,633	$586,898	$1,365,292	$3,759,000	$6,381,823
David S. Fisher	332,561	307,849	508,737	476,000	1,625,147
Mark E. Yardley	249,440	210,840	755,150	1,218,000	2,433,430
Patrick C. Doran	141,698	142,437	118,667	143,000	545,802
Denise L. Cauthon	106,417	106,515	8,611	51,000	272,543

[1]	Severance amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis under this Item 11.

Director Compensation: Table 81 presents the Director Compensation Table for our 2013 Board of Directors.

Table 81

Name	Fees Earned or Paid in Cash
Harley D. Bergmeyer	$75,000
Robert E. Caldwell II	85,000
G. Bridger Cox	100,000
James R. Hamby	85,000
Thomas E. Henning	85,000
Andrew C. Hove, Jr.	75,000
Michael B. Jacobson	75,000
Jane C. Knight	75,000
Richard S. Masinton	85,000
Neil F. M. McKay	75,000
L. Kent Needham	75,000
Mark J. O’Connor	75,000
Thomas H. Olson Jr.	75,000
Mark W. Schifferdecker	85,000
Bruce A. Schriefer	75,000

Director Fees – The Board establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2013 Board of Directors Compensation Policy (2013 Policy) was adopted December 14, 2012 and became effective January 1, 2013. This policy was established in accordance with the Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. Our 2013 Policy provided that directors shall be paid a meeting fee for each day in attendance at a regular meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the 2013 Policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2013 Policy reflected this analysis. The 2013 Policy establishes annual compensation limits of $100,000 for the Chairman, $85,000 for the Vice Chairman and Committee Chairs and $75,000 for all other directors.

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

Total travel expenses in the amount of $219,000 were paid for our directors in 2013 for travel integrally and directly related to the performance of the directors’ duties.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a cooperative. Our members or former members own all of our outstanding capital stock. A majority of our directors are elected from our membership. One of the voting rights of members is for the election of member and independent directors. Each member is eligible to vote for those open member director seats in the state in which its principal place of business is located and for all open independent director seats, which are elected by members of the entire FHLBank district. Membership is voluntary; however, members must give notice of their intent to withdraw from membership. A member that withdraws from membership may not be readmitted to membership for five years after the date upon which its required membership stock (Class A Common Stock) is redeemed by us.

Management cannot legally and, therefore, does not, own our capital stock. We do not offer any compensation plan to our employees under which equity securities of the FHLBank are authorized for issuance.

Table 82 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 12, 2014. Of these stockholders, no officer or director currently serves on our Board of Directors.

Table 82

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,290,954	10.0%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,445,000	11.3
TOTAL				2,735,954	21.3

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 83 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 12, 2014, for member institutions whose officers or directors served as our directors as of March 12, 2014:

Table 83

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
FirstBank	10403 W. Colfax Ave	Lakewood	CO	38,147	0.3%
Girard National Bank	100 E Forest	Girard	KS	27,272	0.2
Vision Bank	1800 Arlington St	Ada	OK	23,045	0.2
First State Bank Nebraska	4915 Old Cheney Rd	Lincoln	NE	22,741	0.2
NebraskaLand National Bank	121 N. Dewey	North Platte	NE	20,712	0.2
Bank of Bennington	12212 N. 156 St	Bennington	NE	10,022	0.1
Citizens Bank & Trust Co	1100 N Commerce	Ardmore	OK	9,854	0.1
Points West Community Bank	809 Illinois St	Sidney	NE	8,919	0.1
Points West Community Bank	100 E. 3rd St	Julesburg	CO	5,370	0.0
Fullerton National Bank	Broadway At Fourth	Fullerton	NE	4,206	0.0
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,724	0.0
Bank of Estes Park	Park Lane at MacGregor	Estes Park	CO	2,220	0.0
First Security Bank	312 Maple St	Overbrook	KS	1,890	0.0
TOTAL				177,122	1.4%

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

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between the FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (i.e., line of credit, advances, letters of credit, forward settling advances, standby credit facility and derivative transactions); (2) MPF Program products; (3) Housing and Community Development Program products; and (4) other services (i.e., deposit accounts, wire transfer services, safekeeping services, consolidated obligation direct placement and unsecured credit transactions) permissible under the RMP.

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

All members of our Audit Committee were independent under the Finance Agency’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act throughout the period covered by this annual report.

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of our website at www.fhlbtopeka.com.

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2013, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2013 and 2012. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 84 sets forth the aggregate fees we were billed for the years ended December 31, 2013 and 2012 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 84

	2013	2012
Audit fees	$653	$636
Audit-related fees	58	93
Tax fees	-	-
All other fees	-	-
TOTAL	$711	$729

Audit fees during the years ended December 31, 2013 and 2012 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q.

Audit-related fees during the years ended December 31, 2013 and 2012 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2013 and 2012, we were assessed $27,000 and $30,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2013 and 2012.

PART IV

Item 15: Exhibits, Financial Statement Schedules

a)The financial statements included as part of this Form 10-K are identified in the index to Audited Financial Statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.

b)Exhibits.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed October 25, 2013, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 1, 2011, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3	Federal Home Loan Bank of Topeka Office Third Complex Lease Amendment
10.4

Exhibit 10.6 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.4.

10.5

Exhibit 10.5 to the 2012 Annual Report on Form 10-K, filed March 15, 2013, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.5.

10.6	Federal Home Loan Bank of Topeka Form of Confirmation of Advance
10.7*	Exhibit 10.10 to the 2010 Annual Report on Form 10-K, filed March 24, 2011, Federal Home Loan Bank of Topeka Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.7.
10.8*	Federal Home Loan Bank of Topeka Executive Incentive Compensation Plan, amended December 20, 2013.
10.9*

Exhibit 10.9 to the 2012 Annual Report on Form 10-K, filed March 15, 2013, Federal Home Loan Bank of Topeka 2012 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.9.

10.10*

Exhibit 10.10 to the 2012 Annual Report on Form 10-K, filed March 15, 2013, Federal Home Loan Bank of Topeka 2013 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.10.

10.11*

Exhibit 10.1 to the Current Report on Form 8-K, filed December 24, 2013, Federal Home Loan Bank of Topeka 2014 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.11.

10.12*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 21, 2011, Federal Home Loan Bank of Topeka “Transitional” Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.12.
10.13*

Exhibit 10.1 to the Current Report on Form 8-K, filed November 7, 2013, 2014 Federal Home Loan Bank of Topeka Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.13.

12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Exhibit 14.1 to the Current Report of Form 8-K, filed December 24, 2013, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32

Certification of President and Principal Executive Officer and Senior Vice President and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter, amended December 20, 2013.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*      Represents a management contract or a compensatory plan or arrangement.

**    The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: March 14, 2014	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 14, 2014
Andrew J. Jetter	(Principal Executive Officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 14, 2014
Denise L. Cauthon	(Principal Financial Officer and Principal Accounting Officer)

/s/G. Bridger Cox*	Chairman of the Board of Directors	March 14, 2014
G. Bridger Cox

/s/Robert E. Caldwell, II*	Vice Chairman of the Board of Directors	March 14, 2014
Robert E. Caldwell, II

/s/Harley D. Bergmeyer*	Director	March 14, 2014
Harley D. Bergmeyer

/s/James R. Hamby*	Director	March 14, 2014
James R. Hamby

/s/Thomas E. Henning*	Director	March 14, 2014
Thomas E. Henning

/s/Andrew C. Hove, Jr. *	Director	March 14, 2014
Andrew C. Hove, Jr.

/s/Michael B. Jacobson*	Director	March 14, 2014
Michael B. Jacobson

/s/Jane C. Knight*	Director	March 14, 2014
Jane C. Knight

/s/Richard S. Masinton*	Director	March 14, 2014
Richard S. Masinton

/s/Neil F. M. McKay*	Director	March 14, 2014
Neil F. M. McKay

/s/L. Kent Needham*	Director	March 14, 2014
L. Kent Needham

/s/Mark J. O’Connor*	Director	March 14, 2014
Mark J. O’Connor

/s/Thomas H. Olson, Jr.*	Director	March 14, 2014
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker*	Director	March 14, 2014
Mark W. Schifferdecker

/s/Bruce A. Schriefer*	Director	March 14, 2014
Bruce A. Schriefer

*	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

 /s/Andrew J. Jetter

Andrew J. Jetter

President and Chief Executive Officer

/s/Denise L. Cauthon

Denise L. Cauthon

Senior Vice President and Chief Accounting Officer

(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the

Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the "FHLBank") at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework  (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Kansas City, Missouri

March 14, 2014

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	December 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks (Note 3)	$1,713,940	$369,997
Interest-bearing deposits	1,116	455
Securities purchased under agreements to resell (Note 13)	-	1,999,288
Federal funds sold	575,000	850,000

Investment securities:
Trading securities (Note 4)	2,704,777	2,764,918
Held-to-maturity securities[1] (Note 4)	5,423,659	5,159,750
Total investment securities	8,128,436	7,924,668

Advances (Notes 5, 7, 19)	17,425,487	16,573,348

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Note 6, 7, 19)	5,956,228	5,945,933
Less allowance for credit losses on mortgage loans (Note 7)	(6,748)	(5,416)
Mortgage loans held for portfolio, net	5,949,480	5,940,517

Accrued interest receivable	72,526	77,445
Premises, software and equipment, net	11,146	8,874
Derivative assets, net (Notes 8, 13)	27,957	25,166
Other assets (Note 18)	45,216	48,869

TOTAL ASSETS	$33,950,304	$33,818,627

LIABILITIES
Deposits (Notes 9, 19)	$961,888	$1,181,957

Consolidated obligations, net:
Discount notes (Note 10, 18)	10,889,565	8,669,059
Bonds (Note 10, 18)	20,056,964	21,973,902
Total consolidated obligations, net	30,946,529	30,642,961

Mandatorily redeemable capital stock (Note 14)	4,764	5,665
Accrued interest payable	62,447	81,801
Affordable Housing Program payable (Note 11)	35,264	31,198
Derivative liabilities, net (Notes 8, 13)	108,353	123,414
Other liabilities (Notes 16, 18)	29,839	31,150

TOTAL LIABILITIES	32,149,084	32,098,146

Commitments and contingencies (Note 18)

1Fair value: $5,415,205 and $5,192,330 as of December 31, 2013 and 2012, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION (continued)
(In thousands, except par value)
	December 31,	December 31,
	2013	2012
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 4,300 and 4,053 shares issued and outstanding) (Notes 14, 19)	$430,063	$405,304
Class B ($100 par value; 8,222 and 8,592 shares issued and outstanding) (Notes 14, 19)	822,186	859,152
Total capital stock	1,252,249	1,264,456

Retained earnings:
Unrestricted	515,589	453,346
Restricted (Note 14)	51,743	27,936
Total retained earnings	567,332	481,282

Accumulated other comprehensive income (loss) (Note 15)	(18,361)	(25,257)

TOTAL CAPITAL	1,801,220	1,720,481

TOTAL LIABILITIES AND CAPITAL	$33,950,304	$33,818,627

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2013	2012	2011
INTEREST INCOME:
Interest-bearing deposits	$311	$513	$204
Securities purchased under agreements to resell	1,027	2,742	78
Federal funds sold	1,346	1,285	2,141
Trading securities (Note 4)	56,895	69,244	81,388
Held-to-maturity securities (Note 4)	57,748	70,244	99,094
Advances (Note 5)	124,332	148,032	154,536
Prepayment fees on terminated advances (Note 5)	4,109	6,528	10,978
Mortgage loans held for sale (Note 6)	-	-	2,142
Mortgage loans held for portfolio (Note 6)	195,644	194,363	193,686
Other	1,653	1,832	2,240
Total interest income	443,065	494,783	546,487

INTEREST EXPENSE:
Deposits (Note 9)	983	1,511	2,594
Consolidated obligations:
Discount notes (Note 10)	8,884	9,237	9,591
Bonds (Note 10)	215,239	264,134	302,765
Mandatorily redeemable capital stock (Note 14)	25	41	174
Other	161	180	437
Total interest expense	225,292	275,103	315,561

NET INTEREST INCOME	217,773	219,680	230,926
Provision for credit losses on mortgage loans (Note 7)	1,926	2,496	1,058
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	215,847	217,184	229,868

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(27)	(5,105)	(13,686)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(503)	3,445	8,975
Net other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(530)	(1,660)	(4,711)
Net gain (loss) on trading securities (Note 4)	(50,985)	(28,048)	20,772
Net gain (loss) on derivatives and hedging activities (Note 8)	10,107	(21,478)	(108,743)
Net gain (loss) on mortgage loans held for sale (Note 6)	-	-	4,425
Standby bond purchase agreement commitment fees	5,343	4,687	4,064
Letters of credit fees	3,044	3,079	3,347
Other	2,203	504	2,518
Total other income (loss)	(30,818)	(42,916)	(78,328)

OTHER EXPENSES:
Compensation and benefits (Note 16)	29,541	29,231	28,604
Other operating (Note 18)	13,636	12,866	13,857
Federal Housing Finance Agency	2,426	3,117	4,039
Office of Finance	2,454	2,287	2,236
Other	4,705	4,195	5,045
Total other expenses	52,762	51,696	53,781

INCOME BEFORE ASSESSMENTS	132,267	122,572	97,759

Affordable Housing Program (Note 11)	13,229	12,261	8,611
REFCORP (Note 12)	-	-	11,822
Total assessments	13,229	12,261	20,433

NET INCOME	$119,038	$110,311	$77,326

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2013	2012	2011
Net income	$119,038	$110,311	$77,326

Other comprehensive income (loss):
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(19)	(4,634)	(12,144)
Reclassification of non-credit portion included in net income	522	1,189	3,169
Accretion of non-credit portion	4,340	6,358	4,507
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	4,843	2,913	(4,468)

Defined benefit pension plan:
Net gain (loss)	1,667	(661)	(1,020)
Amortization of net loss	386	332	319
Total defined benefit pension plan	2,053	(329)	(701)

Total other comprehensive income (loss)	6,896	2,584	(5,169)

TOTAL COMPREHENSIVE INCOME	$125,934	$112,895	$72,157

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2010	5,934	$593,386	8,610	$861,010	14,544	$1,454,396	$351,754	$-	$351,754	$(22,672)	$1,783,478
Proceeds from issuance of capital stock	65	6,468	1,803	180,260	1,868	186,728					186,728
Repurchase/redemption of capital stock	(343)	(34,272)	(49)	(4,934)	(392)	(39,206)					(39,206)
Comprehensive income (loss)							71,453	5,873	77,326	(5,169)	72,157
Net reclassification of shares to mandatorily redeemable capital stock	(1,747)	(174,660)	(1,267)	(126,688)	(3,014)	(301,348)					(301,348)
Net transfer of shares between Class A and Class B	1,464	146,382	(1,464)	(146,382)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.2%):
Cash payment							(362)		(362)		(362)
Stock issued			272	27,257	272	27,257	(27,257)		(27,257)		-
BALANCE - DECEMBER 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	44	4,421	4,307	430,682	4,351	435,103					435,103
Repurchase/redemption of capital stock	(1,283)	(128,329)	(186)	(18,667)	(1,469)	(146,996)					(146,996)
Comprehensive income (loss)							88,248	22,063	110,311	2,584	112,895
Net reclassification of shares to mandatorily redeemable capital stock	(660)	(65,986)	(3,157)	(315,697)	(3,817)	(381,683)					(381,683)
Net transfer of shares between Class A and Class B	579	57,894	(579)	(57,894)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(285)		(285)		(285)
Stock issued			302	30,205	302	30,205	(30,205)		(30,205)		-
BALANCE - DECEMBER 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	15	1,451	5,023	502,299	5,038	503,750					503,750
Repurchase/redemption of capital stock	(1,711)	(171,051)	(208)	(20,762)	(1,919)	(191,813)					(191,813)
Comprehensive income (loss)							95,231	23,807	119,038	6,896	125,934
Net reclassification of shares to mandatorily redeemable capital stock	(807)	(80,680)	(2,762)	(276,161)	(3,569)	(356,841)					(356,841)
Net transfer of shares between Class A and Class B	2,750	275,039	(2,750)	(275,039)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.6%):
Cash payment							(291)		(291)		(291)
Stock issued			327	32,697	327	32,697	(32,697)		(32,697)		-
BALANCE DECEMBER 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220

1Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,038	$110,311	$77,326
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(30,258)	(25,103)	(32,919)
Concessions on consolidated obligations	5,913	18,125	12,276
Premiums and discounts on investments, net	(1,563)	(1,665)	(2,210)
Premiums, discounts and commitment fees on advances, net	(15,129)	(12,829)	(19,915)
Premiums, discounts and deferred loan costs on mortgage loans, net	20,119	20,432	7,904
Fair value adjustments on hedged assets or liabilities	14,862	17,588	20,160
Premises, software and equipment	1,943	2,152	2,866
Other	386	332	319
Provision for credit losses on mortgage loans	1,926	2,496	1,058
Non-cash interest on mandatorily redeemable capital stock	23	38	169
Net other-than-temporary impairment losses on held-to-maturity securities	530	1,660	4,711
Net realized (gain) loss on sale of mortgage loans held for sale	-	-	(4,425)
Net realized (gain) loss on disposals of premises, software and equipment	(17)	1,951	(6)
Other (gains) losses	160	230	195
Net (gain) loss on trading securities	50,985	28,048	(20,772)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	676	42,501	128,534
(Increase) decrease in accrued interest receivable	4,948	8,197	7,676
Change in net accrued interest included in derivative assets	4,030	(2,031)	7,551
(Increase) decrease in other assets	1,516	3,730	(751)
Increase (decrease) in accrued interest payable	(19,354)	(14,435)	(32,321)
Change in net accrued interest included in derivative liabilities	3,881	990	4,668
Increase (decrease) in Affordable Housing Program liability	4,066	(194)	(7,834)
Increase (decrease) in REFCORP liability	-	-	(8,014)
Increase (decrease) in other liabilities	5	141	2,510
Total adjustments	49,648	92,354	71,430
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	168,686	202,665	148,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	91,882	5,947	(244,248)
Net (increase) decrease in securities purchased under resale agreements	1,999,288	(1,999,288)	-
Net (increase) decrease in Federal funds sold	275,000	190,000	715,000
Net (increase) decrease in short-term trading securities	124,964	1,234,706	2,241,242
Proceeds from sale of long-term trading securities	-	-	284,445
Proceeds from maturities of and principal repayments on long-term trading securities	384,447	931,454	836,675
Purchases of long-term trading securities	(500,278)	(399,975)	(1,566,397)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,481,409	1,674,628	1,777,260
Purchases of long-term held-to-maturity securities	(1,739,417)	(1,849,115)	-
Principal collected on advances	69,055,650	38,133,313	33,427,385
Advances made	(70,118,546)	(37,377,918)	(31,353,692)
Proceeds from sale of mortgage loans held for sale	-	-	111,444
Principal collected on mortgage loans	1,210,217	1,521,806	845,353
Purchase or origination of mortgage loans	(1,252,622)	(2,555,771)	(1,600,648)
Proceeds from sale of foreclosed assets	5,072	7,938	6,960
Principal collected on other loans made	1,975	1,848	1,728
Proceeds from sale of premises, software and equipment	48	36	24
Purchases of premises, software and equipment	(4,246)	(1,634)	(1,654)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,014,843	(482,025)	5,480,877

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS (continued)
(In thousands)
	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(219,403)	$166,706	$(231,781)
Net proceeds from issuance of consolidated obligations:
Discount notes	83,223,175	67,338,915	61,943,402
Bonds	8,490,711	19,854,295	13,010,952
Payments for maturing and retired consolidated obligations:
Discount notes	(81,002,894)	(68,922,319)	(65,392,039)
Bonds	(10,229,500)	(17,700,300)	(14,638,320)
Net increase (decrease) in overnight loans from other FHLBanks	-	(35,000)	35,000
Net increase (decrease) in other borrowings	-	(5,000)	(5,000)
Proceeds from financing derivatives	170	-	-
Net interest payments received (paid) for financing derivatives	(55,726)	(67,378)	(70,528)
Proceeds from issuance of capital stock	503,750	435,103	186,728
Payments for repurchase/redemption of capital stock	(191,813)	(146,996)	(39,206)
Payments for repurchase of mandatorily redeemable capital stock	(357,765)	(384,425)	(312,698)
Cash dividends paid	(291)	(285)	(362)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	160,414	533,316	(5,513,852)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,343,943	253,956	115,781
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	369,997	116,041	260
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,713,940	$369,997	$116,041

Supplemental disclosures:
Interest paid	$238,078	$274,240	$340,160

Affordable Housing Program payments	$10,245	$13,210	$16,984

REFCORP payments	$-	$-	$19,836

Net transfers of mortgage loans to real estate owned	$5,438	$6,597	$6,799

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA

Notes to Financial Statements

For the years ended December 31, 2013, 2012 and 2011

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. The FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories and insurance companies engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to apply for membership. Additionally, qualified community development financial institutions are eligible for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and therefore are not permitted or required to hold capital stock.

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in the FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances. Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, the FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, the FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of the FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on the FHLBank’s board of directors. See Note 19 for more information on related party transactions.

The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (Finance Agency), an independent agency in the executive branch of the U.S. government. The Finance Agency’s stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Each FHLBank is operated as a separate entity and has its own management, employees and board of directors. The FHLBanks do not have any special purpose entities or any other type of off-balance sheet conduits.

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

Reclassifications: Certain amounts in the financial statements and related footnotes have been reclassified to conform to current period presentations. These reclassifications have no impact on total assets, net income, capital or cash flows.

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of trading securities, the fair value of derivatives, the determination of other-than-temporary impairment (OTTI) on investments and the allowance for credit losses. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

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

Financial Instruments Meeting Netting Requirements: The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. See Note 13 for additional information regarding these financial instruments.

For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 8 for additional information regarding these agreements.

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the FHLBank’s name by third-party custodians approved by the FHLBank. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to: (1) place an equivalent amount of additional securities in safekeeping in the FHLBank’s name; or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term unsecured loans generally conducted with investment-grade counterparties.

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

Available-for-Sale: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as net unrealized gains (losses) on available-for-sale securities.

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

Investment Securities – Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. An investment is considered impaired when its fair value is less than its amortized cost basis. The FHLBank considers an OTTI to have occurred under any of the following circumstances:

▪	The FHLBank has the intent to sell the impaired debt security;
▪	The FHLBank believes, based on available evidence, it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or
▪	The FHLBank does not expect to recover the entire amortized cost basis of the impaired debt security.

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

Advance Modifications: In cases in which the FHLBank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, the FHLBank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The FHLBank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if the FHLBank concludes the differences between the advances are more than minor based on qualitative factors, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees: The FHLBank charges prepayment fees to its borrowers when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the carrying value of the advance, as “Prepayment fees on terminated advances” in the interest income section of its Statements of Income.

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

Premiums and Discounts: The FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums and discounts paid to and received from participating financial institutions (PFI) as interest income using the contractual method. The contractual method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal.

Credit Enhancement Fees: The credit enhancement (CE) obligation is an obligation on the part of the PFI that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE obligation is determined at the time of purchase so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in a double-A rated MBS. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The FHLBank pays the PFI a CE fee for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance (UPB) of the loans in a master commitment. The required CE obligation amount may vary depending on the various product alternatives selected by the PFI. CE fees are recorded as an offset to mortgage loan interest income. To the extent the FHLBank experiences a loss in a master commitment, the FHLBank may be able to recapture future performance-based CE fees paid to the PFIs to offset these losses.

Mortgage Loan Participations: The FHLBank entered into an agreement with FHLBank of Indianapolis to sell participation interests in master commitments of FHLBank Topeka’s PFIs in mid-2012. The risk sharing and rights are allocated pro-ratably based upon each FHLBank’s percentage participation in the related master commitment. This agreement was in effect throughout 2013.

Other Fees: The FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a PFI requires an extension of the delivery commitment period beyond the original stated expiration. These fees compensate the FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from the FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate the FHLBank for hedge costs associated with the under-delivery or over-delivery. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loan.

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

Portfolio Segments: A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) credit products (advances, letters of credit and other extensions of credit to members); (2) government-guaranteed or insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio; (4) the direct financing lease receivable; (5) term Federal funds sold; and (6) term securities purchased under agreements to resell.

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

Troubled Debt Restructuring: The FHLBank considers a troubled debt restructuring to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in cases where certain supplemental mortgage insurance policies are held or where all contractual amounts due are still expected to be collected as a result of certain credit enhancements or government guarantees.

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

Derivatives: All derivatives are recognized on the Statements of Condition at their fair value and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positives, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Derivative Designations: Each derivative is designated as one of the following:

▪	a qualifying fair value hedge of the change in fair value of: (1) a recognized asset or liability; or (2) an unrecognized firm commitment;
▪	a qualifying cash flow hedge of: (1) a forecasted transaction; or (2) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability;
▪	a non-qualifying hedge of an asset or liability (an economic hedge) for asset/liability management purposes; or
▪	a non-qualifying hedge of another derivative (an intermediary hedge) that is offered as a product to members.

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

▪

Shortcut hedge accounting – Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. The FHLBank discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

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

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities or firm commitments being recorded simultaneously in income. As a result, the FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. These amounts are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Accrued Interest Receivables and Payables: The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments, thereby affecting the reported amount of net interest income on the Statements of Income. Changes in the fair value of an economic or intermediary hedge are recorded in current period earnings. The differentials between accruals of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized as other income (loss). Therefore, both the net interest on the stand-alone derivatives and the fair value changes are recorded in other income (loss) as “Net gain (loss) on derivatives and hedging activities.”

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

Premises, Software and Equipment: The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2013 and 2012, the accumulated depreciation and amortization related to premises, software and equipment was $25,774,000 and $24,187,000, respectively. Depreciation and amortization expense was $1,943,000,  $2,152,000 and $2,866,000 for the years ended years ended December 31, 2013, 2012, and 2011, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $17,000,  $(1,951,000), and $6,000 for the years ended years ended December 31, 2013, 2012, and 2011, respectively. The loss on disposal of premises, software and equipment for 2012 includes the write-off of two software projects prior to implementation.

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. As of December 31, 2013 and 2012, the FHLBank had $2,235,000 and $1,309,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $651,000,  $764,000 and $1,378,000 for the years ended years ended December 31, 2013, 2012, and 2011, respectively.

Consolidated Obligations: Consolidated obligations are recorded at amortized cost.

Discounts and Premiums:  Consolidated obligation discounts are accreted and premiums are amortized to interest expense using a level-yield methodology over the contractual maturities of the corresponding debt.

Concessions: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using the level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. Unamortized concessions are included in “Other assets” and the amortization of those concessions is included in consolidated obligation interest expense.

Mandatorily Redeemable Capital Stock: The FHLBank reclassifies all stock subject to redemption from capital to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from capital to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the cancellation would be subject to a substantial cancellation fee. Member and non-member shares meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on member shares for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank are reflected as financing cash outflows in the Statements of Cash Flows once settled.

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

Resolution Funding Corporation (REFCORP): Although the FHLBank is exempt from all federal, state and local taxation except for real property taxes, it was required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation was satisfied. These payments represented a portion of the interest on bonds issued by REFCORP. REFCORP is a government corporation established by Congress in 1989 that provided funding for the resolution and disposition of insolvent savings institutions. Officers, employees and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Receivables - Troubled Debt Restructurings by Creditors. In January 2014, the Financial Accounting Standards Board (FASB) issued amendments intended to clarify when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when either: (a) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the FHLBank). Early adoption is permitted. The guidance may be adopted using a modified retrospective transition method or a prospective transition method. The adoption of this amendment is not expected to a have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. In July 2013, the FASB issued an amendment which allows the overnight Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark rate for hedge accounting purposes.  Previously, only U.S. Treasury rates (UST) and the London Interbank Offered Rate (LIBOR) swap rate were allowable benchmark rates. The amended guidance also removes the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance did not materially impact the FHLBank’s financial condition, results of operations or cash flows, or any of the FHLBank’s hedging strategies.

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

Offsetting Assets and Liabilities: In December 2011, the FASB and the International Accounting Standards Board (IASB) issued common disclosure requirements intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on an entity’s financial position, regardless of whether an entity’s financial statements are prepared on the basis of GAAP or International Financial Reporting Standards (IFRS). This guidance requires the FHLBank to disclose both gross and net information about financial instruments, including derivative instruments, repurchase agreements and securities purchased under agreements to resell, which are either offset on its Statements of Condition or subject to an enforceable master netting arrangement or similar agreement. This guidance was effective for the FHLBank for interim and annual periods beginning on January 1, 2013 and was applied retrospectively for all comparative periods presented. The FHLBank adopted the guidance as of January 1, 2013. The adoption of this guidance resulted in increased financial statement disclosures, but did not affect the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – CASH AND DUE FROM BANKS

Balances represent non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $1,357,000 and $360,000 of reserve deposits with the FRB as of December 31, 2013 and 2012, respectively.

NOTE 4 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of December 31, 2013 are summarized in Table 4.1 (in thousands):

Table 4.1

	12/31/2013
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$260,009	$-	$-	$-	$-	$-	$-
U.S. Treasury obligations	25,012	-	-	-	-	-	-
Government-sponsored enterprise obligations[1,2]	2,247,966	-	-	-	-	-	-
State or local housing agency obligations	-	63,472	-	63,472	19	8,619	54,872
Non-mortgage-backed securities	2,532,987	63,472	-	63,472	19	8,619	54,872
Mortgage-backed securities:
U.S. obligation residential[3]	1,090	68,977	-	68,977	217	14	69,180
Government-sponsored enterprise residential[4]	170,700	4,974,649	-	4,974,649	21,744	27,108	4,969,285
Private-label mortgage-backed securities:
Residential loans	-	315,333	15,825	331,158	2,304	14,361	319,101
Home equity loans	-	1,228	178	1,406	1,361	-	2,767
Mortgage-backed securities	171,790	5,360,187	16,003	5,376,190	25,626	41,483	5,360,333
TOTAL	$2,704,777	$5,423,659	$16,003	$5,439,662	$25,645	$50,102	$5,415,205

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

2See Note 20 for transactions with other FHLBanks.

3Represents MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

4Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2012 are summarized in Table 4.2 (in thousands):

Table 4.2

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

2See Note 20 for transactions with other FHLBanks.

3Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

4Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.3 summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2013. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

Table 4.3

	12/31/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$6,660	$367	$38,743	$8,252	$45,403	$8,619
Non-mortgage-backed securities	6,660	367	38,743	8,252	45,403	8,619
Mortgage-backed securities:
U.S. obligation residential[1]	25,814	14	-	-	25,814	14
Government-sponsored enterprise residential[2]	2,099,923	16,699	384,530	10,409	2,484,453	27,108
Private-label mortgage-backed securities:
Residential loans	21,053	109	175,474	14,252	196,527	14,361
Mortgage-backed securities	2,146,790	16,822	560,004	24,661	2,706,794	41,483
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,153,450	$17,189	$598,747	$32,913	$2,752,197	$50,102

__________

1Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

2Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.4 summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2012. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

Table 4.4

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

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2013 and 2012 are shown in Table 4.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.5

	12/31/2013			12/31/2012
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	21,240	21,240	19,582	22,780	22,780	20,741
Due after 10 years	42,232	42,232	35,290	46,662	46,662	40,185
Non-mortgage-backed securities	63,472	63,472	54,872	69,442	69,442	60,926
Mortgage-backed securities	5,376,190	5,360,187	5,360,333	5,111,154	5,090,308	5,131,404
TOTAL	$5,439,662	$5,423,659	$5,415,205	$5,180,596	$5,159,750	$5,192,330

Interest Rate Payment Terms:  Table 4.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of December 31, 2013 and 2012 (in thousands):

Table 4.6

	12/31/2013	12/31/2012
Non-mortgage-backed securities:
Fixed rate	$12,232	$16,662
Variable rate	51,240	52,780
Non-mortgage-backed securities	63,472	69,442

Mortgage-backed securities:
Pass-through securities:
Fixed rate	78	170
Variable rate	1,298,146	595,078
Collateralized mortgage obligations:
Fixed rate	541,126	687,770
Variable rate	3,536,840	3,828,136
Mortgage-backed securities	5,376,190	5,111,154
TOTAL	$5,439,662	$5,180,596

Gains and Losses: Net gains (losses) on trading securities during the years ended December 31, 2013, 2012, and 2011 are shown in Table 4.7 (in thousands):

Table 4.7

	2013	2012	2011
Net gains (losses) on trading securities held as of December 31, 2013	$(50,468)	$(16,651)	$37,768
Net gains (losses) on trading securities sold or matured prior to December 31, 2013	(517)	(11,397)	(16,996)
NET GAIN (LOSS) ON TRADING SECURITIES	$(50,985)	$(28,048)	$20,772

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

The evaluation includes estimating projected cash flows that are likely to be collected based on assessments of all available information about each individual security, including the structure of the security and certain assumptions as determined by the FHLBanks’ OTTI Governance Committee such as: (1) the remaining payment terms for the security; (2) prepayment speeds; (3) default rates; (4) loss severity on the collateral supporting the FHLBank’s security based on underlying loan-level borrower and loan characteristics; (5) expected housing price changes; and (6) interest rate assumptions. In performing a detailed cash flow analysis, the FHLBank identifies the best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows (discounted at the security’s effective yield) that is less than the amortized cost basis of a security (that is, a credit loss exists) and the fair value is less than carrying value, an OTTI is considered to have occurred.

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The OTTI Governance Committee developed a short-term housing price forecast with projected changes ranging from a decrease of 5.0 percent to an increase of 7.0 percent over the twelve-month period beginning October 1, 2013. For the vast majority of markets, the short-term housing price forecast ranges from 1.0 percent to 5.0 percent. Thereafter, home prices were projected to recover using one of five different recovery paths. Table 4.8 presents projected home price recovery by months as of December 31, 2013:

Table 4.8

	Recovery Range of Annualized Rates
Months	Low	High
1 – 6	-%	3.0%
7 - 12	1.0	4.0
13 - 18	2.0	4.0
19 - 30	2.0	5.0
31 - 54	2.0	6.0
Thereafter	2.3	5.6

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

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2013 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 4.9 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown and represent significant inputs associated with the most recent OTTI charge in 2013. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 4.9

Private-label residential MBS
	Significant Inputs
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancements
Prime:
2004 and prior	10.9%	8.3%	23.6%	9.3%
2005	10.6	11.3	33.3	3.5
2006	8.2	12.1	36.9	1.1
Total Prime	10.1	10.1	29.6	5.7

Alt-A:
2004 and prior	9.9	16.2	37.5	10.6
2005	9.4	18.7	38.7	4.8
Total Alt-A	9.6	17.6	38.2	7.3

TOTAL	9.7%	15.7%	36.0%	6.9%

Home Equity Loan ABS
	Significant Inputs
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancements
Subprime:
2004 and prior	3.1%	7.3%	93.3%	4.3%

For the 27 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of December 31, 2013 are presented in Table 4.10 (in thousands):

Table 4.10

	12/31/2013
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$17,370	$16,445	$15,072	$16,406
Alt-A	71,464	64,976	50,524	60,193
Total private-label residential MBS	88,834	81,421	65,596	76,599

Home equity loans:
Subprime	3,348	1,406	1,228	2,767
TOTAL	$92,182	$82,827	$66,824	$79,366

Table 4.11 presents a roll-forward of OTTI activity for the years ended December 31, 2013, 2012, and 2011 related to credit losses recognized in earnings (in thousands):

Table 4.11

	2013	2012	2011
Balance, beginning of period	$11,291	$10,342	$5,938
Additional charge on securities for which OTTI was not previously recognized[1]	-	271	1,219
Additional charge on securities for which OTTI was previously recognized[1]	530	1,389	3,492
Amortization of credit component of OTTI[2]	(1,904)	(711)	(307)
BALANCE, END OF PERIOD	$9,917	$11,291	$10,342

1For the years ended December 31, 2013, 2012, and 2011, securities previously impaired represent all securities that were impaired prior to January 1, 2013, 2012 and 2011, respectively.

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

As of December 31, 2013, the fair value of a portion of the FHLBank’s held-to-maturity securities portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed rate advances generally have maturities ranging from 3 days to 30 years. Variable rate advances generally have maturities ranging from overnight to 30 years, where the interest rates reset periodically at a fixed spread to LIBOR or other specified index. As of December 31, 2013 and 2012, the FHLBank had advances outstanding at interest rates ranging from 0.11 percent to 8.01 percent and 0.12 percent to 8.01 percent, respectively.  Table 5.1 presents advances summarized by year of contractual maturity as of December 31, 2013 and 2012 (in thousands):

Table 5.1

	12/31/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,431,364	0.77%	$3,433,058	1.11%
Due after one year through two years	1,643,200	1.77	1,454,725	2.39
Due after two years through three years	1,650,222	1.98	1,691,471	1.88
Due after three years through four years	2,353,661	2.59	1,757,905	1.99
Due after four years through five years	1,302,199	2.42	2,529,511	2.84
Thereafter	4,812,973	1.09	5,241,927	1.36
Total par value	17,193,619	1.45%	16,108,597	1.76%
Discounts	(36,782)		(29,767)
Hedging adjustments[1]	268,650		494,518
TOTAL	$17,425,487		$16,573,348

1

See Note 8 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2013 and 2012 include callable advances totaling $5,056,133,000 and $5,429,171,000, respectively. Of these callable advances, there were $4,932,869,000 and $5,300,793,000 of variable rate advances as of December 31, 2013 and 2012, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2013 and 2012, the FHLBank had convertible advances outstanding totaling $1,685,242,000 and $2,079,092,000, respectively.

Table 5.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2013 and 2012 (in thousands):

Table 5.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2013	12/31/2012	12/31/2013	12/31/2012
Due in one year or less	$10,172,524	$8,483,653	$7,038,106	$5,430,875
Due after one year through two years	1,392,527	1,335,481	1,555,100	1,412,850
Due after two years through three years	1,175,623	1,346,362	1,528,722	1,593,371
Due after three years through four years	1,856,012	1,094,410	1,381,719	1,606,405
Due after four years through five years	1,062,253	2,033,422	979,999	1,534,569
Thereafter	1,534,680	1,815,269	4,709,973	4,530,527
TOTAL PAR VALUE	$17,193,619	$16,108,597	$17,193,619	$16,108,597

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2013 and 2012 (in thousands):

Table 5.3

	12/31/2013	12/31/2012
Fixed rate:
Due in one year or less	$1,733,559	$1,301,041
Due after one year	6,923,555	7,495,446
Total fixed rate	8,657,114	8,796,487
Variable rate:
Due in one year or less	3,697,805	2,132,017
Due after one year	4,838,700	5,180,093
Total variable rate	8,536,505	7,312,110
TOTAL PAR VALUE	$17,193,619	$16,108,597

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks (41.1 percent of total advances), thrifts (35.1 percent of total advances) and insurance companies (18.3 percent of total advances). As of December 31, 2013 and 2012, the FHLBank had outstanding advances of $5,245,000,000 and $5,448,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 30.5 percent and 33.8 percent, respectively, of total outstanding advances. The income from advances to these members during 2013 and 2012 totaled $68,076,000 and $77,517,000, respectively. Both of the members were the same each year.

See Note 7 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

See Note 19 for detailed information on transactions with related parties.

Information about the fair value of advances is included in Note 17.

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

Mortgage Loans Held for Sale: On December 31, 2010, the FHLBank transferred mortgage loans held for portfolio to held for sale based on its intent to sell specifically identified mortgage loans. All of these loans were classified as conventional mortgage loans. On May 6, 2011, all mortgage loans held for sale were sold at a net gain, which is included in other income (loss) on the Statements of Income. Table 6.1 presents details of the sale (in thousands):

Table 6.1

2011
Net proceeds	$111,444
Cost basis	(107,019)
NET REALIZED GAIN (LOSS) ON SALE OF MORTGAGE LOANS HELD FOR SALE	$4,425

Mortgage Loans Held for Portfolio: Table 6.2 presents information as of December 31, 2013 and 2012 on mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2013	12/31/2012
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,611,289	$1,711,275
Fixed rate, long-term, single-family mortgages	4,245,351	4,126,471
Total unpaid principal balance	5,856,640	5,837,746
Premiums	95,755	98,887
Discounts	(3,659)	(4,483)
Deferred loan costs, net	1,087	1,549
Other deferred fees	(212)	(312)
Hedging adjustments[2]	6,617	12,546
Total before Allowance for Credit Losses on Mortgage Loans	5,956,228	5,945,933
Allowance for Credit Losses on Mortgage Loans	(6,748)	(5,416)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,949,480	$5,940,517

[1]	Medium-term defined as a term of 15 years or less at origination.
[2]

See Note 8 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Table 6.3 presents information as of December 31, 2013 and 2012 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 6.3

	12/31/2013	12/31/2012
Conventional loans	$5,212,048	$5,152,461
Government-guaranteed or insured loans	644,592	685,285
TOTAL UNPAID PRINCIPAL BALANCE	$5,856,640	$5,837,746

See Note 7 for information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses.

See Note 19 for detailed information on transactions with related parties.

Information about the fair value of mortgage loans held for portfolio is included in Note 17.

NOTE 7 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products (advances, letters of credit and other extensions of credit to borrowers); government mortgage loans held for portfolio; conventional mortgage loans held for portfolio; the direct financing lease receivable; term Federal funds sold; and term securities purchased under agreements to resell.

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each member, includes an ongoing review of each member’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing members’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, agriculture loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon member credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the member. The FHLBank can also require additional or substitute collateral to protect its security interest. The FHLBank’s management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2013 and 2012, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2013 and 2012, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2013 and 2012.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of December 31, 2013 and 2012, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off-balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 18.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on these loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee. Based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further, none of these mortgage loans have been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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
▪

First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s CE obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of December 31, 2013 and 2012, the FHLBank’s exposure under the FLA was $33,468,000 and $30,313,000, respectively.

▪

CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $2,587,000 and $2,113,000 as of December 31, 2013 and 2012, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of December 31, 2013 and 2012, CE obligations available to cover losses in excess of the FLA were $370,654,000 and $312,994,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to participating members for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Table 7.1

	2013	2012	2011
CE fees paid to PFIs	$4,861	$4,396	$3,744
Performance-based CE fees recovered from PFIs	(157)	(179)	(199)
NET CE FEES PAID	$4,704	$4,217	$3,545

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

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is not sufficient CE obligation from a PFI to offset all losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for these loans on an individual loan basis. The FHLBank applies an appropriate loss severity rate, which is used to estimate the fair value of the collateral. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

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

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of December 31, 2013 and 2012, and all such investments acquired during the years ended December31, 2013 and 2012 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of December 31, 2013 and 2012, and all such investments acquired during the years ended December31, 2013 and 2012 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: As of December 31, 2013, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. Table 7.2 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2013 (in thousands):

Table 7.2

	12/31/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$5,416	$-	$-	$-	$5,416
Charge-offs	(594)	-	-	-	(594)
Provision for credit losses	1,926	-	-	-	1,926
BALANCE, END OF PERIOD	$6,748	$-	$-	$-	$6,748

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$6,748	$-	$-	$-	$6,748

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$-	$-	$17,446,437	$23,540	$17,469,977
Collectively evaluated for impairment	$5,323,049	$662,376	$-	$-	$5,985,425
__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
[2]

The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]	No financing receivables individually evaluated for impairment were determined to be impaired.

Table 7.3 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2012 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2012 (in thousands):

Table 7.3

	12/31/2012
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$3,473	$-	$-	$-	$3,473
Charge-offs	(553)	-	-	-	(553)
Provision for credit losses	2,496	-	-	-	2,496
Balance, end of period	$5,416	$-	$-	$-	$5,416

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$5,416	$-	$-	$-	$5,416

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$-	$-	$16,597,209	$25,527	$16,622,736
Collectively evaluated for impairment	$5,270,183	$705,209	$-	$-	$5,975,392

___________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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

Table 7.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2013 (dollar amounts in thousands):

Table 7.4

	12/31/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$31,653	$21,605	$-	$-	$53,258
Past due 60-89 days delinquent	7,873	5,672	-	-	13,545
Past due 90 days or more delinquent	18,040	8,720	-	-	26,760
Total past due	57,566	35,997	-	-	93,563
Total current loans	5,265,483	626,379	17,446,437	23,540	23,361,839
Total recorded investment	$5,323,049	$662,376	$17,446,437	$23,540	$23,455,402

Other delinquency statistics:
In process of foreclosure, included above[3]	$7,665	$2,968	$-	$-	$10,633
Serious delinquency rate[4]	0.4%	1.3%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$8,720	$-	$-	$8,720
Loans on non-accrual status[5]	$21,294	$-	$-	$-	$21,294

__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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
[5]

Loans on non-accrual status include $1,515,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.5 summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2012 (dollar amounts in thousands):

Table 7.5

	12/31/2012
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$24,954	$16,990	$-	$-	$41,944
Past due 60-89 days delinquent	8,016	5,787	-	-	13,803
Past due 90 days or more delinquent	21,576	8,177	-	-	29,753
Total past due	54,546	30,954	-	-	85,500
Total current loans	5,215,637	674,255	16,597,209	25,527	22,512,628
Total recorded investment	$5,270,183	$705,209	$16,597,209	$25,527	$22,598,128

Other delinquency statistics:
In process of foreclosure, included above[3]	$11,593	$3,085	$-	$-	$14,678
Serious delinquency rate[4]	0.4%	1.2%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$8,177	$-	$-	$8,177
Loans on non-accrual status[5]	$25,300	$-	$-	$-	$25,300

__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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

The FHLBank had $4,307,000 and $3,915,000 classified as real estate owned recorded in other assets as of December 31, 2013 and 2012, respectively.

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

▪	Mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
▪	Manage embedded options in assets and liabilities; and
▪	Manage its overall asset-liability portfolio.

Application of Derivatives: Derivative financial instruments may be used by the FHLBank as follows:

▪	As a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;
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

Interest Rate Swaps – An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the FHLBank in most derivative transactions is LIBOR.

Swaptions – A swaption is an option that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the FHLBank against future interest rate changes. The FHLBank may purchase both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest Rate Caps and Floors – In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. The FHLBank purchases interest rate caps and floors to hedge option risk on variable rate MBS held in the FHLBank’s trading and held-to-maturity portfolios and to hedge embedded caps or floors in the FHLBank’s advances.

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

When fixed rate advances are issued to one or more borrowers, the FHLBank can either fund the advances with fixed rate consolidated obligations with the same tenor or simultaneously enter into a matching derivative in which the clearing agent or derivative counterparty receives fixed cash flows from the FHLBank designed to mirror in timing and amount the cash inflows the FHLBank receives on the advance. These transactions are designated as fair value hedges. In this type of transaction, the FHLBank typically receives from the clearing agent or derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

The repricing characteristics and optionality embedded in certain financial instruments held by the FHLBank can create interest rate risk. For example, when a member prepays an advance, the FHLBank could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, the FHLBank generally charges a prepayment fee on an advance that makes it financially indifferent to a member’s decision to prepay the advance. When the FHLBank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances these advances with callable debt or otherwise hedges the option being sold to the member.

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

For instance, in a typical transaction involving more than one FHLBank, fixed rate consolidated obligation bonds are issued for one or more FHLBanks, including FHLBank Topeka. In connection with its share of the bond issuance, FHLBank Topeka simultaneously enters into a matching derivative in which the clearing agent or derivative counterparty pays fixed cash flows to FHLBank Topeka designed to mirror in timing and amount the cash outflows FHLBank Topeka pays on the consolidated obligation. In this type of transaction, FHLBank Topeka typically pays the clearing agent or derivative counterparty a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). These transactions are designated as fair value hedges. Note, though, that most of the FHLBank’s swapped consolidated obligation bonds are fixed rate, callable bonds where the FHLBank is the sole issuer of the particular debt issue. The swap transaction with a counterparty for debt upon which the FHLBank is the sole issuer follows the same process reflected above (simultaneous, matching terms, etc.).

This strategy of issuing bonds while simultaneously entering into derivatives enables the FHLBank to offer a wider range of attractively priced advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of this debt depends on yield relationships between the bond and derivative markets. If conditions in these markets change, the FHLBank may alter the types or terms of the bonds that it issues. By acting in both the capital and derivatives markets, the FHLBank can raise funds at lower costs than through the issuance of simple fixed or variable rate consolidated obligations in the capital markets alone.

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

The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. The basis movement associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time the commitment is terminated and the advance or bond is issued. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond.

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

Financial Statement Impact and Additional Financial Information: The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects the FHLBank’s involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the clearing agents, counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by clearing agent or derivative counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition generally include the net cash collateral, including initial or variation margin, and accrued interest received or pledged by clearing agents and/or derivative counterparties. Therefore, an individual derivative may be in an asset position (clearing agent or derivative counterparty would owe the FHLBank the current fair value, which includes net accrued interest receivable or payable on the derivative, if the derivative was settled as of the Statement of Condition date) but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by clearing agent by Clearinghouse, or by derivative counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the clearing agent or derivative counterparty the fair value if settled as of the Statement of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

Table 8.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2013 and 2012 (in thousands):

Table 8.1

	12/31/2013			12/31/2012
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$10,285,231	$127,059	$347,123	$12,360,157	$218,909	$493,515
Interest rate caps/floors	247,000	-	2,648	247,000	-	4,429
Total fair value hedges	10,532,231	127,059	349,771	12,607,157	218,909	497,944

Economic hedges:
Interest rate swaps	3,691,820	4,260	120,166	5,806,320	7,607	166,890
Interest rate caps/floors	4,627,800	41,463	103	5,872,800	29,761	62
Mortgage delivery commitments	65,620	24	289	106,355	102	96
Total economic hedges	8,385,240	45,747	120,558	11,785,475	37,470	167,048
TOTAL	$18,917,471	172,806	470,329	$24,392,632	256,379	664,992
Netting adjustments[1]		(161,161)	(161,161)		(204,209)	(204,209)
Cash collateral[2]		16,312	(200,815)		(27,004)	(337,369)
DERIVATIVE ASSETS AND LIABILITIES		$27,957	$108,353		$25,166	$123,414

1Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty.

2Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually received. Likewise, there is a lag time for excess collateral to be returned.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2013, 2012, and 2011, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 8.2 (in thousands):

Table 8.2

	2013	2012	2011
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(2,334)	$2,792	$2,122
Interest rate caps/floors	-	-	(58)
Total net gain (loss) related to fair value hedge ineffectiveness	(2,334)	2,792	2,064

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	43,347	27,428	(9,870)
Interest rate caps/floors	11,682	(24,032)	(70,577)
Net interest settlements	(38,519)	(35,174)	(40,489)
Mortgage delivery commitments	(4,052)	7,509	10,146
Intermediary transactions:
Interest rate swaps	(17)	(1)	(29)
Interest rate caps/floors	-	-	12
Total net gain (loss) related to derivatives not designated as hedging instruments	12,441	(24,270)	(110,807)

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$10,107	$(21,478)	$(108,743)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2013, 2012, and 2011, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 8.3 (in thousands):

Table 8.3

	2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$186,662	$(183,314)	$3,348	$(158,751)
Consolidated obligation bonds	(158,941)	153,259	(5,682)	101,717
TOTAL	$27,721	$(30,055)	$(2,334)	$(57,034)

	2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$44,010	$(45,836)	$(1,826)	$(186,360)
Consolidated obligation bonds	(63,877)	68,515	4,638	142,355
Consolidated obligation discount notes	114	(134)	(20)	12
TOTAL	$(19,753)	$22,545	$2,792	$(43,993)

	2011
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$(113,640)	$111,609	$(2,031)	$(234,817)
Consolidated obligation bonds	21,401	(16,970)	4,431	212,243
Consolidated obligation discount notes	(1,120)	784	(336)	1,254
TOTAL	$(93,359)	$95,423	$2,064	$(21,320)

1The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations and Finance Agency regulations. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on all bilateral derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

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

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $21,045,000 and $28,512,000 as of December 31, 2013 and 2012, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of December 31, 2013 and 2012 was $308,776,000 and $460,626,000, respectively, for which the FHLBank has posted collateral with a fair value of $200,815,000 and $337,369,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $77,830,000 and $93,770,000 of collateral to its bilateral derivative counterparties as of December 31, 2013 and 2012.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents at December 31, 2013.

The FHLBank’s net exposure on derivative agreements is presented in Note 13.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may deposit with the FHLBank funds collected in connection with the mortgage loans, pending disbursement of these funds to owners of the mortgage loans. The FHLBank classifies these items as “Non-interest-bearing other deposits.”  Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2013 and 2012 (in thousands):

Table 9.1

	12/31/2013	12/31/2012
Interest-bearing:
Demand	$214,645	$253,527
Overnight	686,100	824,200
Term	23,800	39,900
Total interest-bearing	924,545	1,117,627

Non-interest-bearing:
Demand	1,357	360
Other	35,986	63,970
Total non-interest-bearing	37,343	64,330
TOTAL DEPOSITS	$961,888	$1,181,957

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest-bearing deposits were 0.09 percent, 0.09 percent and 0.13 percent for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 10 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHLBank utilizes a debt issuance process to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ commitments do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s regulatory capital to total system regulatory capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount.

The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of 8 of the 12 FHLBanks. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are generally issued at less than their face amounts and redeemed at par when they mature.

Although the FHLBank is primarily liable for its portion of consolidated obligations, the FHLBank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $766,836,903,000 and $687,902,143,000 as of December 31, 2013 and 2012 respectively. See Note 20 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2013 and 2012 (in thousands):

Table 10.1

	12/31/2013		12/31/2012
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,177,700	0.74%	$6,989,000	1.14%
Due after one year through two years	3,182,300	0.69	3,774,700	1.18
Due after two years through three years	1,635,750	1.70	1,553,000	1.32
Due after three years through four years	1,397,935	2.56	1,244,650	2.21
Due after four years through five years	1,333,940	1.79	1,476,000	2.74
Thereafter	6,312,600	2.28	6,749,900	2.45
Total par value	20,040,225	1.49%	21,787,250	1.74%
Premium	36,613		54,585
Discounts	(4,605)		(5,479)
Hedging adjustments[1]	(15,269)		137,546
TOTAL	$20,056,964		$21,973,902

1See Note 8 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including LIBOR, U.S. Treasury bills, Prime, Constant Maturity Treasuries (CMT) and Eleventh District Cost of Funds Index (COFI). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2013 and 2012 includes callable bonds totaling $8,302,000,000 and $8,461,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2013 and 2012 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2013	12/31/2012
Due in one year or less	$14,189,700	$14,900,000
Due after one year through two years	3,248,300	3,847,700
Due after two years through three years	1,126,750	1,024,000
Due after three years through four years	761,935	809,650
Due after four years through five years	378,940	688,000
Thereafter	334,600	517,900
TOTAL PAR VALUE	$20,040,225	$21,787,250

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

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2013 and 2012 (in thousands):

Table 10.3

	12/31/2013	12/31/2012
Fixed rate	$11,705,225	$13,507,250
Simple variable rate	5,895,000	5,860,000
Step up/step down	2,220,000	2,270,000
Range	90,000	-
Variable to fixed rate	85,000	85,000
Fixed to variable rate	45,000	65,000
TOTAL PAR VALUE	$20,040,225	$21,787,250

Consolidated Discount Notes: Consolidated discount notes are issued to raise short-term funds. Consolidated discount notes are consolidated obligations with original maturities of up to one year. These consolidated discount notes are generally issued at less than their face amount and redeemed at par value when they mature.

Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

Table 10.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2013	$10,889,565	$10,890,528	0.08%

December 31, 2012	$8,669,059	$8,670,442	0.12%

1Represents yield to maturity excluding concession fees.

Concessions on Consolidated Obligations: Unamortized concessions were $11,629,000 and $12,392,000 as of December 31, 2013 and 2012, respectively, and are included in other assets. Amortization of concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $5,519,000,  $17,948,000 and $12,276,000 in 2013, 2012, and 2011, respectively. Concessions on discount notes totaled $394,000,  $177,000 and $210,000 in 2013, 2012, and 2011, respectively.

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

As of December 31, 2013, the FHLBank’s AHP accrual on its Statements of Condition consisted of $18,059,000 for the 2014 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $17,205,000 for prior years’ AHP (committed but undisbursed).

Table 11.1 details the change in the AHP liability for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Table 11.1

	2013	2012	2011
Appropriated and reserved AHP funds as of the beginning of the period	$31,198	$31,392	$39,226
AHP set aside based on current year income	13,229	12,261	8,611
Direct grants disbursed	(10,245)	(13,210)	(16,984)
Recaptured funds[1]	1,082	755	539
APPROPRIATED AND RESERVED AHP FUNDS AS OF THE END OF THE PERIOD	$35,264	$31,198	$31,392

1Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); (3) over-subsidized projects; or (4) unused grants.

NOTE 12 – RESOLUTION FUNDING CORPORATION (REFCORP)

On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payments made on July 15, 2011, which were accrued as applicable in each FHLBank’s June 30, 2011 financial statements. The FHLBanks entered into a JCE Agreement, as amended, which requires each FHLBank to allocate 20 percent of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. See Note 14 for further discussion regarding establishment of a separate RRE Account and the JCE Agreement.

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

NOTE 13 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis by clearing agent by Clearinghouse, or by counterparty, when it has met the netting requirements. For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral, including initial and variation margin, received or pledged and associated accrued interest.

Tables 13.1 and 13.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2013 and 2012 (in thousands):

Table 13.1

12/31/2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$165,894	$(150,968)	$14,926	$(24)	$14,902
Cleared derivatives	6,912	6,119	13,031	-	13,031
TOTAL	$172,806	$(144,849)	$27,957	$(24)	$27,933

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 13.2

12/31/2012
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Bilateral derivatives	$256,379	$(231,213)	$25,166	$(278)	$24,888
Securities purchased under agreements to resell	1,999,288	-	1,999,288	(1,999,288)	-
TOTAL	$2,255,667	$(231,213)	$2,024,454	$(1,999,566)	$24,888

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 13.3 and 13.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2013 and 2012 (in thousands):

Table 13.3

12/31/2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities
Bilateral derivatives	$470,290	$(361,937)	$108,353	$(392)	$107,961
Cleared derivatives	39	(39)	-	-	-
TOTAL	$470,329	$(361,976)	$108,353	$(392)	$107,961

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 13.4

12/31/2012
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Bilateral derivatives	$664,992	$(541,578)	$123,414	$(157)	$123,257

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

Table 14.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2013 and 2012 (in thousands):

Table 14.1

	12/31/2013		12/31/2012
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$414,914	$1,389,646	$300,742	$1,340,740
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.2%
Total regulatory capital	$1,358,012	$1,824,345	$1,352,745	$1,751,403
Leverage capital ratio	5.0%	7.4%	5.0%	7.2%
Leverage capital	$1,697,515	$2,519,168	$1,690,931	$2,421,772

The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 5.0 percent of the principal amount of advances outstanding to the member less the member’s Asset-based Stock Purchase Requirement. There are currently no Activity-based Stock Purchase Requirements for AMA, letters of credit or derivatives.

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2013, 2012, and 2011 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

The JCE Agreement provides that, upon satisfaction of the FHLBanks’ obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

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

Table 14.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the years ended December 31, 2013, 2012, and 2011 (in thousands):

Table 14.2

	2013	2012	2011
Balance at beginning of period	$5,665	$8,369	$19,550
Capital stock subject to mandatory redemption reclassified from equity during the period	356,841	381,687	301,438
Capital stock previously subject to mandatory redemption reclassified to equity	-	(4)	(90)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(357,765)	(384,425)	(312,698)
Stock dividend classified as mandatorily redeemable capital stock during the period	23	38	169
Balance at end of period	$4,764	$5,665	$8,369

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

Table 14.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2013 and 2012 (in thousands). The year of redemption in Table 14.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 14.3

Contractual Year of Repurchase	12/31/2013	12/31/2012
Year 1	$166	$-
Year 2	52	1
Year 3	-	303
Year 4	-	-
Year 5	74	-
Past contractual redemption date due to remaining activity[1]	4,472	5,361
TOTAL	$4,764	$5,665

1Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. During 2012, the FHLBank’s Board of Directors terminated the memberships of two members after their placement into FDIC receivership. During 2011, the FHLBank’s Board of Directors terminated the memberships of eight members after their placement into FDIC receivership. As of December 31, 2013, the balance of mandatorily redeemable capital stock represented two former members in FDIC receivership and nine out-of-district mergers.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2013, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 15 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 15.1 summarizes the changes in AOCI for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Table 15.1

	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
BALANCE - DECEMBER 31, 2010	$(19,291)	$(3,381)	$(22,672)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(12,144)		(12,144)
Accretion of non-credit OTTI losses	4,507		4,507
Net gain (loss) - defined benefit pension plan		(1,020)	(1,020)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	3,169		3,169
Amortization of net loss - defined benefit pension plan[2]		319	319
Net current period other comprehensive income (loss)	(4,468)	(701)	(5,169)
BALANCE - DECEMBER 31, 2011	(23,759)	(4,082)	(27,841)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(4,634)		(4,634)
Accretion of non-credit OTTI losses	6,358		6,358
Net gain (loss) - defined benefit pension plan		(661)	(661)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	1,189		1,189
Amortization of net loss - defined benefit pension plan[2]		332	332
Net current period other comprehensive income (loss)	2,913	(329)	2,584
BALANCE - DECEMBER 31, 2012	(20,846)	(4,411)	(25,257)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(19)		(19)
Accretion of non-credit OTTI losses	4,340		4,340
Net gain (loss) - defined benefit pension plan		1,667	1,667
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	522		522
Amortization of net loss - defined benefit pension plan[2]		386	386
Net current period other comprehensive income (loss)	4,843	2,053	6,896
BALANCE - DECEMBER 31, 2013	$(16,003)	$(2,358)	$(18,361)

1Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

2Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 16 – PENSION AND POSTRETIREMENT BENEFIT PLANS

Qualified Defined Benefit Multiemployer Plan: The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including certified zone status, are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2012. For the Pentegra Defined Benefit Plan years ended June 30, 2012 and 2011, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. Table 16.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (amounts in thousands):

Table 16.1

	2013	2012	2011
Net pension cost charged to compensation and benefits expense	$2,510	$3,419	$4,864
Pentegra Defined Benefit Plan funded status as of July 1[1]	101.3%	108.4%	90.3%
FHLBank's funded status as of July 1	105.6%	112.4%	92.5%

1The funded status as of July 1, 2013 using the MAP-21 discount rate is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this Form 5500 is due to be filed no later than April 2015). The funded status as of July 1, 2012 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2012 through March 15, 2013. Contributions made on or before March 15, 2013, and designated for the plan year ended June 30, 2012, will be included in the final valuation as of July 1, 2012. The final funded status as of July 1, 2012 will not be available until the Form 5500 for the plan year July 1, 2012 through June 30, 2013 is filed (this Form 5500 is due to be filed no later than April 2014).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $962,000,  $840,000 and $739,000 to the Pentegra Defined Contribution Plan in 2013, 2012, and 2011, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,295,000,  $1,214,000 and $1,150,000 in 2013, 2012, and 2011, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $427,000,  $305,000 and $250,000 in 2013, 2012, and 2011, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2013 and 2012 are presented in Table 16.2 (in thousands):

Table 16.2

	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,911	$10,603
Service cost	469	433
Interest cost	437	439
Benefits paid	(225)	(225)
Net (gain) loss	(1,667)	661
Projected benefit obligation at end of year	10,925	11,911
Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Employer contributions	225	225
Benefits paid	(225)	(225)
Fair value of plan assets at end of year	-	-
FUNDED STATUS	$10,925	$11,911

Table 16.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2013, 2012, and 2011 (in thousands):

Table 16.3

	2013	2012	2011
Service cost	$469	$433	$373
Interest cost	437	439	451
Amortization of net loss	386	332	319
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,292	$1,204	$1,143

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $181,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2013.

Table 16.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2013, 2012 and 2011 (dollar amounts in thousands):

Table 16.4

	2013	2012	2011
Discount rate - benefit obligation	4.75%	3.75%	4.20%
Discount rate - net periodic benefit cost	3.75%	4.20%	5.25%
Salary increases	5.03%	5.06%	4.92%
Amortization period (years)	8	9	7
Accumulated benefit obligation	$9,220	$9,904	$8,517

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2014 will be $319,000.

The FHLBank’s estimated future benefit payments are presented in Table 16.5 (in thousands):

Table 16.5

The estimated benefits to be paid by the FHLBank under the defined benefit portion of the BEP for the next five fiscal years and the combined five fiscal years thereafter are provided in the following table (in thousands):

Year ending December 31,	Estimated Benefit Payments
2014	$319
2015	360
2016	407
2017	472
2018	559
2019 through 2023	4,283

NOTE 17 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2013 and 2012.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no transfers during the years ended December 31, 2013 and 2012.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of December 31, 2013 and 2012 are summarized in Tables 17.1 and 17.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 17.1

	12/31/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$1,713,940	$1,713,940	$1,713,940	$-	$-	$-
Interest-bearing deposits	1,116	1,116	-	1,116	-	-
Federal funds sold	575,000	575,000	-	575,000	-	-
Trading securities	2,704,777	2,704,777	-	2,704,777	-	-
Held-to-maturity securities	5,423,659	5,415,205	-	5,038,465	376,740	-
Advances	17,425,487	17,461,489	-	17,461,489	-	-
Mortgage loans held for portfolio, net of allowance	5,949,480	5,991,371	-	5,991,371	-	-
Accrued interest receivable	72,526	72,526	-	72,526	-	-
Derivative assets	27,957	27,957	-	172,806	-	(144,849)
Liabilities:
Deposits	961,888	961,888	-	961,888	-	-
Consolidated obligation discount notes	10,889,565	10,889,682	-	10,889,682	-	-
Consolidated obligation bonds	20,056,964	19,808,605	-	19,808,605	-	-
Mandatorily redeemable capital stock	4,764	4,764	4,764	-	-	-
Accrued interest payable	62,447	62,447	-	62,447	-	-
Derivative liabilities	108,353	108,353	-	470,329	-	(361,976)
Other Asset (Liability):
Standby letters of credit	(996)	(996)	-	(996)	-	-
Standby bond purchase agreements	208	6,868	-	6,868	-	-
Standby credit facility	(45)	(45)	-	(45)	-	-
Advance commitments	-	(182)	-	(182)	-	-

Table 17.2

	12/31/2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$369,997	$369,997	$369,997	$-	$-	$-
Interest-bearing deposits	455	455	-	455	-	-
Securities purchased under agreements to resell	1,999,288	1,999,288	-	1,999,288	-	-
Federal funds sold	850,000	850,000	-	850,000	-	-
Trading securities	2,764,918	2,764,918	-	2,764,918	-	-
Held-to-maturity securities	5,159,750	5,192,330	-	4,633,792	558,538	-
Advances	16,573,348	16,714,319	-	16,714,319	-	-
Mortgage loans held for portfolio, net of allowance	5,940,517	6,256,905	-	6,256,905	-	-
Accrued interest receivable	77,445	77,445	-	77,445	-	-
Derivative assets	25,166	25,166	-	256,379	-	(231,213)
Liabilities:
Deposits	1,181,957	1,181,957	-	1,181,957	-	-
Consolidated obligation discount notes	8,669,059	8,669,327	-	8,669,327	-	-
Consolidated obligation bonds	21,973,902	22,189,631	-	22,189,631	-	-
Mandatorily redeemable capital stock	5,665	5,665	5,665	-	-	-
Accrued interest payable	81,801	81,801	-	81,801	-	-
Derivative liabilities	123,414	123,414	-	664,992	-	(541,578)
Other Asset (Liability):
Standby letters of credit	(1,039)	(1,039)	-	(1,039)	-	-
Standby bond purchase agreements	588	4,922	-	4,922	-	-

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

Annually, the FHLBank conducts reviews of the four pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies and control procedures. The FHLBank’s review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

The FHLBank utilizes a valuation technique for estimating the fair values of non-MBS long-term securities as follows:

▪

The FHLBank’s valuation technique first requires the establishment of a median price for each security. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation.

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

As of December 31, 2013, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2013 and 2012.

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

Similar to the description above for non-MBS long-term securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS/ABS using a formula that was based upon the number of prices received, subject to review of outliers. As an additional step, the FHLBank reviewed the final fair value estimates of its private-label MBS/ABS holdings for reasonableness using an implied yield test. The FHLBank calculated an implied yield for each of its private-label MBS/ABS using the estimated fair value derived from the process described above and the security’s projected cash flows from the FHLBank’s OTTI process and compared such yield to the yield for comparable securities according to dealers and other third-party sources to the extent comparable yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of December 31, 2013, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label

MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2013 and 2012.

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

Derivative Assets/Liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of the FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For bilateral derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. In addition, the FHLBank requires collateral agreements with collateral delivery thresholds on the majority of its bilateral derivatives. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

The fair values of the FHLBank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral, including initial and variation margin, remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by clearing agent by Clearinghouse or by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:

▪	Interest-rate related:
•	Discount rate assumption - Overnight-index Swap Curve;
•	Forward interest rate assumption for rate resets - LIBOR Swap Curve;
•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
•	Prepayment assumptions.
▪	Mortgage delivery commitments:
•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

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

Advance Commitments: The fair values of advance commitments are based on the present value of fees currently charged for similar agreements, taking into account the remaining terms of the agreement and the difference between current levels of interest rates and the committed rates.

Fair Value Measurements: Tables 17.3 and 17.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of December 31, 2013 and 2012 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 17.3

	12/31/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$260,009	$-	$260,009	$-	$-
U.S. Treasury obligations	25,012	-	25,012	-	-
Government-sponsored enterprise obligations[2,3]	2,247,966	-	2,247,966	-	-
U.S. obligation residential MBS[4]	1,090	-	1,090	-	-
Government-sponsored enterprise residential MBS[5]	170,700	-	170,700	-	-
Total trading securities	2,704,777	-	2,704,777	-	-

Derivative assets:
Interest-rate related	27,933	-	172,782	-	(144,849)
Mortgage delivery commitments	24	-	24	-	-
Total derivative assets	27,957	-	172,806	-	(144,849)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,732,734	$-	$2,877,583	$-	$(144,849)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$108,064	$-	$470,040	$-	$(361,976)
Mortgage delivery commitments	289	-	289	-	-
Total derivative liabilities	108,353	-	470,329	-	(361,976)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$108,353	$-	$470,329	$-	$(361,976)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$237	$-	$-	$237	$-
Real estate owned[7]	$497	-	-	$497	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$734	$-	$-	$734	$-

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

3See Note 20 for transactions with other FHLBanks.

4Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

5Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

6Excludes impaired securities with carrying values less than their fair values at date of impairment.

7Includes real estate owned written down to fair value during the quarter ended December 31, 2013 and still outstanding as of December 31, 2013.

Table 17.4

	12/31/2012
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$59,996	$-	$59,996	$-	$-
Certificates of deposit	325,006	-	325,006	-	-
Government-sponsored enterprise obligations[2,3]	2,126,327	-	2,126,327	-	-
U.S. obligation residential MBS[4]	1,277	-	1,277	-	-
Government-sponsored enterprise residential MBS[5]	252,312	-	252,312	-	-
Total trading securities	2,764,918	-	2,764,918	-	-

Derivative assets:
Interest-rate related	25,064	-	256,277	-	(231,213)
Mortgage delivery commitments	102	-	102	-	-
Total derivative assets	25,166	-	256,379	-	(231,213)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,790,084	$-	$3,021,297	$-	$(231,213)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$123,318	$-	$664,896	$-	$(541,578)
Mortgage delivery commitments	96	-	96	-	-
Total derivative liabilities	123,414	-	664,992	-	(541,578)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$123,414	$-	$664,992	$-	$(541,578)

Nonrecurring fair value measurements - Assets:
Real estate owned[6]	540	-	-	540	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$540	$-	$-	$540	$-

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

3See Note 20 for transactions with other FHLBanks.

4Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

5Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

6Includes real estate owned written down to fair value during the quarter ended December 31, 2012 and still outstanding as of December 31, 2012.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 10, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $735,906,150,000 and $657,444,451,000 as of December 31, 2013 and 2012, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of December 31, 2013, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2013 and 2012, off-balance sheet commitments are presented in Table 18.1 (in thousands):

Table 18.1

	12/31/2013			12/31/2012
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,530,810	$12,038	$2,542,848	$2,533,506	$21,332	$2,554,838
Standby credit facility commitments outstanding	50,000	-	50,000	-	-	-
Advance commitments outstanding	6,000	-	6,000	-	-	-
Commitments for standby bond purchases	363,777	1,293,972	1,657,749	532,028	1,065,176	1,597,204
Commitments to fund or purchase mortgage loans	65,620	-	65,620	106,355	-	106,355
Commitments to issue consolidated bonds, at par	75,000	-	75,000	165,000	-	165,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2013, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. As of December 31, 2012 outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $996,000 and $1,039,000 as of December 31, 2013 and 2012, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Standby credit facility (SCF) commitments legally bind and unconditionally obligate the FHLBank for additional advances to stockholders. These commitments are executed for members for a fee and are for terms of up to one year. Unearned fees are recorded in other liabilities and amounted to $45,000 as of December 31, 2013. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit, SCF commitments or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2016, though some are renewable at the option of the FHLBank.  As of December 31, 2013, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as a participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. As of December 31, 2012, the total commitments for bond purchases included the same two in-district state housing authorities and the out-of-district participation interest. The FHLBank was not required to purchase any bonds under these agreements during the years ended December 31, 2013 and 2012.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $ (265,000) and $6,000 as of December 31, 2013 and 2012, respectively.

Lease Commitments: Net rental costs under operating leases of approximately $118,000,  $110,000 and $116,000 in 2013, 2012, and 2011, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in Table 18.2 (in thousands):

Table 18.2

Year	Premises	Equipment	Total
2014	$50	$63	$113
2015	45	10	55
2016	45	3	48
2017	19	-	19
Thereafter	-	-	-
TOTAL	$159	$76	$235

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2013, the total original par value of customer securities held by the FHLBank under this arrangement was $37,586,626,000.

Other commitments and contingencies are discussed in Notes 1, 5, 6, 7, 8, 10, 11, 12, 14 and 16.

NOTE 19 – TRANSACTIONS WITH STOCKHOLDERS

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2013 and 2012, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 19.1 and 19.2 present information as of December 31, 2013 and 2012 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2013 or 2012 (amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 19.1

12/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$136,870	16.7%	$137,370	10.9%
Capitol Federal Savings Bank	KS	2,100	0.5	126,995	15.4	129,095	10.3
TOTAL		$2,600	0.6%	$263,865	32.1%	$266,465	21.2%

Table 19.2

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$145,727	16.9%	$146,227	11.5%
Capitol Federal Savings Bank	KS	2,002	0.5	128,782	15.0	130,784	10.3
TOTAL		$2,502	0.6%	$274,509	31.9%	$277,011	21.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2013 and 2012 are summarized in Table 19.3 (amounts in thousands).

Table 19.3

	12/31/2013		12/31/2012		12/31/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$2,720,000	15.8%	$2,898,000	18.0%	$538	0.1%	$13	-%
Capitol Federal Savings Bank	2,525,000	14.7	2,550,000	15.8	611	0.1	1,247	0.1
TOTAL	$5,245,000	30.5%	$5,448,000	33.8%	$1,149	0.2%	$1,260	0.1%

MidFirst Bank and Capitol Federal Savings Bank did not originate any mortgage loans for or sell mortgage loans into the MPF Program during the years ended December 31, 2013 and 2012.

Transactions with FHLBank Directors’ Financial Institutions: Tables 19.4 and 19.5 present information as of December 31, 2013 and 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 19.4

12/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$1,600	0.4%	$2,215	0.3%	$3,815	0.3%
Girard National Bank	KS	1,061	0.2	1,666	0.2	2,727	0.2
Vision Bank, NA	OK	1,623	0.4	682	0.1	2,305	0.2
First State Bank Nebraska	NE	973	0.2	1,301	0.2	2,274	0.2
NebraskaLand National Bank	NE	561	0.1	1,510	0.2	2,071	0.2
Bank of Bennington	NE	951	0.2	51	-	1,002	0.1
Citizens Bank & Trust Co.	OK	934	0.2	51	-	985	0.1
Points West Community Bank	NE	648	0.1	244	-	892	0.1
Points West Community Bank	CO	244	0.1	293	-	537	-
Fullerton National Bank	NE	155	-	266	-	421	-
Bankers' Bank of Kansas	KS	270	0.1	2	-	272	-
Bank of Estes Park	CO	221	0.1	1	-	222	-
First Security Bank	KS	139	-	50	-	189	-
TOTAL		$9,380	2.1%	$8,332	1.0%	$17,712	1.4%

Table 19.5

12/31/2012
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
FirstBank	CO	$500	0.1%	$5,700	0.7%	$6,200	0.5%
Girard National Bank	KS	623	0.2	3,728	0.4	4,351	0.3
Golden Belt Bank, FSA	KS	1,192	0.3	2,143	0.3	3,335	0.3
Vision Bank, NA	OK	2,000	0.5	956	0.1	2,956	0.2
First State Bank Nebraska	NE	510	0.1	1,715	0.2	2,225	0.2
Morgan Federal Bank	CO	907	0.2	1,162	0.1	2,069	0.2
NebraskaLand National Bank	NE	961	0.2	754	0.1	1,715	0.1
Citizens Bank & Trust Co.	OK	931	0.2	51	-	982	0.1
Bankers' Bank of Kansas, NA	KS	270	0.1	2	-	272	-
TOTAL		$7,894	1.9%	$16,211	1.9%	$24,105	1.9%

Advance and deposit balances with members that had an officer or director serving on the FHLBank’s board of directors as of December 31, 2013 and 2012 are summarized in Table 19.6 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

Table 19.6

	12/31/2013		12/31/2012		12/31/2013		12/31/2012
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
FirstBank	$53,275	0.3%	$38,000	0.2%	$2,639	0.3%	$7,252	0.6%
Girard National Bank	36,469	0.2	37,514	0.2	1,711	0.2	2,333	0.2
Vision Bank, NA	22,489	0.1	23,543	0.2	206	-	781	0.1
First State Bank Nebraska	25,817	0.2	33,867	0.2	220	-	866	0.1
NebraskaLand National Bank	36,050	0.2	11,000	0.1	50	-	76	-
Bank of Bennington	80	-			1,086	0.1
Citizens Bank & Trust Co.	1,000	-	1,000	-	104	-	110	-
Points West Community Bank (NE)	11,204	0.1			77	-
Points West Community Bank (CO)	9,858	0.1			53	-
Fullerton National Bank	5,093	-			9	-
Bankers' Bank of Kansas	1,975	-	1,975	-	8	-	13	-
Bank of Estes Park	-	-			19	-
First Security Bank	-	-			38	-
Golden Belt Bank, FSA			10,887	0.1			3,247	0.3
Morgan Federal Bank			11,800	0.1			6,224	0.5
TOTAL	$203,310	1.2%	$169,586	1.1%	$6,220	0.6%	$20,902	1.8%

Table 19.7 presents mortgage loans funded or acquired during the years ended December 31, 2013 and 2012 for members that had an officer or director serving on the FHLBank’s board of directors in 2013 or 2012 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors.

Table 19.7

	12/31/2013		12/31/2012
Member Name	Total Mortgage Loans	Percent of Total	Total Mortgage Loans	Percent of Total
FirstBank	$32,895	2.7%	$152,817	6.1%
Girard National Bank	17,137	1.4	28,000	1.1
Vision Bank, NA	-	-	6,498	0.3
First State Bank Nebraska	1,144	0.1	15,569	0.6
NebraskaLand National Bank	5,107	0.4	12,427	0.5
Bank of Bennington	8,785	0.7
Citizens Bank & Trust Co.	-	-	-	-
Points West Community Bank (NE)	-	-
Points West Community Bank (CO)	227	-
Fullerton National Bank	1,238	0.1
Bankers' Bank of Kansas	-	-	-	-
Bank of Estes Park	-	-
First Security Bank	-	-
Golden Belt Bank, FSA			32,083	1.3
Morgan Federal Bank			9,976	0.4
TOTAL	$66,533	5.4%	$257,370	10.3%

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

NOTE 20 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2013, 2012, and 2011 as presented in Table 20.1 (in thousands). All transactions occurred at market prices.

Table 20.1

Business Activity	2013	2012	2011
Average overnight interbank loan balances to other FHLBanks[1]	$1,847	$2,242	$1,432
Average overnight interbank loan balances from other FHLBanks[1]	13,671	3,907	4,963
Average deposit balance with FHLBank of Chicago for shared expense transactions[2]	86	108	65
Average deposit balance with FHLBank of Chicago for MPF transactions[2]	2,029	1,139	23
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	3,126	2,879	2,334
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	150,500	-	-

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

4Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $260,318,000 and $126,828,000 as of December 31, 2013 and December 31, 2012, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $7,151,000 $5,582,000, and $5,582,000 for the years ended December 31, 2013, 2012, and 2011, respectively.