Form 10-K/A
period 2013-12-31
Federal Home Loan Bank of Topeka
filed 2014-03-28
CIK 1325878

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

The Federal Home Loan Bank of Topeka (the “FHLBank”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to the FHLBank’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014, solely to (i) revise the information contained in the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings” in the Summary Compensation Table and footnote 2 thereto contained in Item 11 of Part III of the Original Filing to remove negative amounts in such column and indicate the removal of such amounts in footnote 2 thereto in accordance with the Instruction 3 to Item 402(c)(2)(viii) of Regulation S-K promulgated by the SEC; and (ii) revise the information contained in the column titled “Total” in such Summary Compensation Table solely to reflect the revisions to the column titled “Change in Pension Value and Nonqualified Deferred Compensation Earnings.”

This Amendment No. 1 includes currently dated certifications from the FHLBank’s principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2 and 32. Except as specifically referenced herein, this Amendment No. 1 reflects matters as they existed on the date of filing of the Original Filing, does not modify or update disclosures presented in the Original Filing and does not reflect any event occurring after the date of the Original Filing or modify or update those disclosures. Other forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the FHLBank after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Original Filing and the FHLBank’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the FHLBank’s filings with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

The Compensation Committee

of the Board of Directors

Richard S. Masinton, Chair

Harley D. Bergmeyer

Robert E. Caldwell II

G. Bridger Cox

Thomas E. Henning

Mark J. O’Connor

Mark W. Schifferdecker

Table 75 presents the Summary Compensation Table for the Named Executive Officers.

Table 75

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Andrew J. Jetter[4]	2013	$665,750	$586,898	$17,716	$77,840	$1,348,204
President & CEO	2012	646,350	604,913	813,382	55,075	2,119,720
	2011	627,500	606,062	1,169,289	55,792	2,458,643
David S. Fisher[5]	2013	440,186	307,849	17,838	44,485	810,358
SEVP & COO	2012	427,875	319,683	206,265	43,805	997,628
	2011	416,925	324,486	214,844	40,026	996,281
Mark E. Yardley[6]	2013	330,165	210,840	10,337	33,254	584,596
EVP & CRO	2012	320,925	217,346	399,674	32,748	970,693
	2011	312,675	226,287	609,535	30,723	1,179,220
Patrick C. Doran[7]	2013	280,021	142,437	1,230	23,105	446,793
SVP & General Counsel	2012	266,675	145,549	111,128	21,880	545,232
	2011	255,025	151,455	134,988	20,033	561,501
Denise L. Cauthon[8]	2013	210,301	127,635	74	17,446	355,456
SVP & CAO	2012	200,275	63,268	168,000	19,175	450,718
	2011	189,750	71,559	250,000	14,999	526,308

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

[2]

The change in pension value will fluctuate with changes in discount rates used to calculate the present value of accumulated benefits and can result in decreases.  However per SEC rules, any net actuarial decreases in pension plan values have been excluded from this column. Nonqualified deferred compensation earnings includes above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation balance as of January 1 of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

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

Federal Home Loan Bank of Topeka

Date: March 28, 2014	By: /s/Andrew J. Jetter

Andrew J. Jetter
President and Chief Executive Officer