Form 10-Q
period 2014-03-31
Federal Home Loan Bank of Topeka
filed 2014-05-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of 05/07/2014
Class A Stock, par value $100	2,507,895
Class B Stock, par value $100	7,456,752

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

Changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;

Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;

Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment, and other accounting rule requirements;

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013, incorporated by reference herein.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$337,578	$1,713,940
Interest-bearing deposits	309	1,116
Securities purchased under agreements to resell (Note 11)	1,000,000	-
Federal funds sold	1,215,000	575,000

Investment securities:
Trading securities (Note 3)	2,110,714	2,704,777
Held-to-maturity securities[1] (Note 3)	5,198,161	5,423,659
Total investment securities	7,308,875	8,128,436

Advances (Notes 4, 6)	16,112,925	17,425,487

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	5,991,532	5,956,228
Less allowance for credit losses on mortgage loans (Note 6)	(6,877)	(6,748)
Mortgage loans held for portfolio, net	5,984,655	5,949,480

Accrued interest receivable	62,415	72,526
Premises, software and equipment, net	11,076	11,146
Derivative assets, net (Notes 7, 11)	22,347	27,957
Other assets	43,912	45,216

TOTAL ASSETS	$32,099,092	$33,950,304

LIABILITIES
Deposits (Notes 8)	$1,020,230	$961,888

Consolidated obligations, net:
Discount notes (Note 9)	9,356,707	10,889,565
Bonds (Note 9)	19,765,733	20,056,964
Total consolidated obligations, net	29,122,440	30,946,529

Mandatorily redeemable capital stock (Note 12)	4,641	4,764
Accrued interest payable	71,330	62,447
Affordable Housing Program payable (Note 10)	36,466	35,264
Derivative liabilities, net (Notes 7, 11)	88,418	108,353
Other liabilities	25,483	29,839

TOTAL LIABILITIES	30,369,008	32,149,084

Commitments and contingencies (Note 16)

1Fair value: $5,197,040 and $5,415,205 as of March 31, 2014 and December 31, 2013, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited (continued)
(In thousands, except par value)
	March 31,	December 31,
	2014	2013
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 4,106 and 4,300 shares issued and outstanding) (Note 12)	$410,589	$430,063
Class B ($100 par value; 7,552 and 8,222 shares issued and outstanding) (Note 12)	755,220	822,186
Total capital stock	1,165,809	1,252,249

Retained earnings:
Unrestricted	525,228	515,589
Restricted	56,197	51,743
Total retained earnings	581,425	567,332

Accumulated other comprehensive income (loss) (Note 13)	(17,150)	(18,361)

TOTAL CAPITAL	1,730,084	1,801,220

TOTAL LIABILITIES AND CAPITAL	$32,099,092	$33,950,304

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three-month Period Ended March 31,
	2014	2013
INTEREST INCOME:
Interest-bearing deposits	$37	$113
Securities purchased under agreements to resell	14	527
Federal funds sold	249	421
Trading securities	13,036	14,371
Held-to-maturity securities	12,311	15,402
Advances	28,788	32,249
Prepayment fees on terminated advances	275	1,163
Mortgage loans held for portfolio	50,761	48,102
Other	390	426
Total interest income	105,861	112,774

INTEREST EXPENSE:
Deposits	238	313
Consolidated obligations:
Discount notes	1,844	2,437
Bonds	49,240	57,898
Mandatorily redeemable capital stock (Note 12)	4	6
Other	41	36
Total interest expense	51,367	60,690

NET INTEREST INCOME	54,494	52,084
Provision for credit losses on mortgage loans (Note 6)	295	1,947
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	54,199	50,137

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	-	(14)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(361)	(65)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(361)	(79)
Net gain (loss) on trading securities (Note 3)	(5,334)	(9,696)
Net gain (loss) on derivatives and hedging activities (Note 7)	(13,979)	(3,058)
Standby bond purchase agreement commitment fees	1,556	1,168
Letters of credit fees	785	785
Other	660	406
Total other income (loss)	(16,673)	(10,474)

OTHER EXPENSES:
Compensation and benefits	7,141	6,520
Other operating	3,479	3,391
Federal Housing Finance Agency	727	736
Office of Finance	539	654
Other	898	974
Total other expenses	12,784	12,275

INCOME BEFORE ASSESSMENTS	24,742	27,388

Affordable Housing Program (Note 10)	2,475	2,740

NET INCOME	$22,267	$24,648

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three-month Period Ended March 31,
	2014	2013
Net income	$22,267	$24,648

Other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	-	(14)
Reclassification of non-credit portion included in net income	361	79
Accretion of non-credit portion	805	1,416
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,166	1,481

Defined benefit pension plan:
Amortization of net loss	45	101

Total other comprehensive income	1,211	1,582

TOTAL COMPREHENSIVE INCOME	$23,478	$26,230

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	-	-	1,584	158,432	1,584	158,432					158,432
Repurchase/redemption of capital stock	(456)	(45,556)	(23)	(2,299)	(479)	(47,855)					(47,855)
Comprehensive income							19,719	4,929	24,648	1,582	26,230
Net reclassification of shares to mandatorily redeemable capital stock	(86)	(8,635)	(296)	(29,632)	(382)	(38,267)					(38,267)
Net transfer of shares between Class A and Class B	807	80,684	(807)	(80,684)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(68)		(68)		(68)
Stock issued			77	7,690	77	7,690	(7,690)		(7,690)		-
BALANCE MARCH 31, 2013	4,318	$431,797	9,127	$912,659	13,445	$1,344,456	$465,307	$32,865	$498,172	$(23,675)	$1,818,953

										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
BALANCE - DECEMBER 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	2	237	609	60,868	611	61,105					61,105
Repurchase/redemption of capital stock	(817)	(81,746)	(24)	(2,353)	(841)	(84,099)					(84,099)
Comprehensive income							17,813	4,454	22,267	1,211	23,478
Net reclassification of shares to mandatorily redeemable capital stock	(44)	(4,412)	(671)	(67,129)	(715)	(71,541)					(71,541)
Net transfer of shares between Class A and Class B	665	66,447	(665)	(66,447)	-	-					-
Dividends on capital stock (Class A - 0.3%, Class B - 4.0%):
Cash payment							(79)		(79)		(79)
Stock issued			81	8,095	81	8,095	(8,095)		(8,095)		-
BALANCE MARCH 31, 2014	4,106	$410,589	7,552	$755,220	11,658	$1,165,809	$525,228	$56,197	$581,425	$(17,150)	$1,730,084

1Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three-month Period Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,267	$24,648
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(6,332)	(11,493)
Concessions on consolidated obligations	1,627	1,795
Premiums and discounts on investments, net	(195)	(323)
Premiums, discounts and commitment fees on advances, net	(3,507)	(4,146)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,219	6,445
Fair value adjustments on hedged assets or liabilities	3,296	3,475
Premises, software and equipment	466	516
Other	45	101
Provision for credit losses on mortgage loans	295	1,947
Non-cash interest on mandatorily redeemable capital stock	4	5
Net other-than-temporary impairment losses on held-to-maturity securities	361	79
Other (gains) losses	(2)	33
Net (gain) loss on trading securities	5,334	9,696
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	42,100	8,118
(Increase) decrease in accrued interest receivable	10,146	11,181
Change in net accrued interest included in derivative assets	(1,745)	(14,962)
(Increase) decrease in other assets	1,087	1,033
Increase (decrease) in accrued interest payable	8,882	4,819
Change in net accrued interest included in derivative liabilities	(13,926)	(4,286)
Increase (decrease) in Affordable Housing Program liability	1,202	1,346
Increase (decrease) in other liabilities	(4,493)	(3,833)
Total adjustments	47,864	11,546
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70,131	36,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	39,290	45,206
Net (increase) decrease in securities purchased under resale agreements	(1,000,000)	1,300,308
Net (increase) decrease in Federal funds sold	(640,000)	(200,000)
Net (increase) decrease in short-term trading securities	60,017	(414,838)
Proceeds from maturities of and principal repayments on long-term trading securities	528,725	179,506
Purchases of long-term trading securities	-	(368,455)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	226,484	404,885
Purchases of long-term held-to-maturity securities	-	(360,713)
Principal collected on advances	11,157,299	12,034,399
Advances made	(9,863,570)	(13,082,626)
Principal collected on mortgage loans	158,825	404,166
Purchase or origination of mortgage loans	(198,858)	(398,701)
Proceeds from sale of foreclosed assets	929	444
Principal collected on other loans made	515	481
Purchases of premises, software and equipment	(396)	(541)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	469,260	(456,479)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA

STATEMENTS OF CASH FLOWS - Unaudited (continued)
(In thousands)
	Three-month Period Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$61,802	$182,067
Net proceeds from issuance of consolidated obligations:
Discount notes	10,692,650	21,019,755
Bonds	2,448,995	1,814,371
Payments for maturing and retired consolidated obligations:
Discount notes	(12,224,918)	(20,484,245)
Bonds	(2,764,000)	(2,437,000)
Proceeds from financing derivatives	-	44
Net interest payments received (paid) for financing derivatives	(35,541)	(22,613)
Proceeds from issuance of capital stock	61,105	158,432
Payments for repurchase/redemption of capital stock	(84,099)	(47,855)
Payments for repurchase of mandatorily redeemable capital stock	(71,668)	(38,958)
Cash dividends paid	(79)	(68)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,915,753)	143,930
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,376,362)	(276,355)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,713,940	369,997
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$337,578	$93,642

Supplemental disclosures:
Interest paid	$82,755	$64,833

Affordable Housing Program payments	$1,360	$1,440

Net transfers of mortgage loans to real estate owned	$1,722	$1,289

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA

Notes to Financial Statements - Unaudited

March 31, 2014

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2013. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 14, 2014 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Reclassifications: Certain amounts in the financial statements and related footnotes have been reclassified to conform to current period presentations. These reclassifications have no impact on total assets, net income, total comprehensive income, total capital or cash flows.

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

Joint and Several Liability: In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about these obligations. This guidance was effective for interim and annual periods beginning on or after December 15, 2013 (January 1, 2014 for the FHLBank) and was applied retrospectively to obligations with joint and several liabilities existing at the beginning of the current fiscal year. The adoption of this guidance did not have a material effect on the FHLBank’s financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of March 31, 2014 are summarized in Table 3.1 (in thousands):

Table 3.1

	03/31/2014
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Commercial paper	$49,998	$-	$-	$-	$-	$-	$-
Certificates of deposit	149,999	-	-	-	-	-	-
U.S. Treasury obligations	25,026	-	-	-	-	-	-
Government-sponsored enterprise obligations[1,2]	1,723,668	-	-	-	-	-	-
State or local housing agency obligations	-	62,237	-	62,237	25	8,206	54,056
Non-mortgage-backed securities	1,948,691	62,237	-	62,237	25	8,206	54,056
Mortgage-backed securities:
U.S. obligation residential[3]	1,060	66,459	-	66,459	130	75	66,514
Government-sponsored enterprise residential[4]	160,963	4,772,117	-	4,772,117	25,545	23,734	4,773,928
Private-label mortgage-backed securities:
Residential loans	-	296,128	14,696	310,824	2,656	13,605	299,875
Home equity loans	-	1,220	141	1,361	1,306	-	2,667
Mortgage-backed securities	162,023	5,135,924	14,837	5,150,761	29,637	37,414	5,142,984
TOTAL	$2,110,714	$5,198,161	$14,837	$5,212,998	$29,662	$45,620	$5,197,040

1Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit), and Federal Agricultural Mortgage Corporation (Farmer Mac). Government-sponsored enterprise (GSE) securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Federal Housing Finance Agency (Finance Agency) on September 7, 2008 with the Finance Agency named as conservator.

2See Note 18 for transactions with other FHLBanks.

3Represents mortgage-backed securities (MBS) issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

4Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2013 are summarized in Table 3.2 (in thousands):

Table 3.2

	12/31/2013
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$260,009	$-	$-	$-	$-	$-	$-
U.S. Treasury obligations	25,012	-	-	-	-	-	-
Government-sponsored enterprise obligations[1,2]	2,247,966	-	-	-	-	-	-
State or local housing agency obligations	-	63,472	-	63,472	19	8,619	54,872
Non-mortgage-backed securities	2,532,987	63,472	-	63,472	19	8,619	54,872
Mortgage-backed securities:
U.S obligation residential[3]	1,090	68,977	-	68,977	217	14	69,180
Government-sponsored enterprise residential[4]	170,700	4,974,649	-	4,974,649	21,744	27,108	4,969,285
Private-label mortgage-backed securities:
Residential loans	-	315,333	15,825	331,158	2,304	14,361	319,101
Home equity loans	-	1,228	178	1,406	1,361	-	2,767
Mortgage-backed securities	171,790	5,360,187	16,003	5,376,190	25,626	41,483	5,360,333
TOTAL	$2,704,777	$5,423,659	$16,003	$5,439,662	$25,645	$50,102	$5,415,205

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

Table 3.3 summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of March 31, 2014. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

Table 3.3

	03/31/2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$6,872	$155	$37,824	$8,051	$44,696	$8,206
Non-mortgage-backed securities	6,872	155	37,824	8,051	44,696	8,206
Mortgage-backed securities:
U.S. obligation residential[1]	60,707	75	-	-	60,707	75
Government-sponsored enterprise residential[2]	2,108,223	14,064	538,577	9,670	2,646,800	23,734
Private-label mortgage-backed securities:
Residential loans	15,945	20	166,143	13,585	182,088	13,605
Mortgage-backed securities	2,184,875	14,159	704,720	23,255	2,889,595	37,414
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,191,747	$14,314	$742,544	$31,306	$2,934,291	$45,620

__________

1Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

2Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.4 summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2013. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

Table 3.4

	12/31/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$6,660	$367	$38,743	$8,252	$45,403	$8,619
Non-mortgage-backed securities	6,660	367	38,743	8,252	45,403	8,619
Mortgage-backed securities:
U.S obligation residential[1]	25,814	14	-	-	25,814	14
Government-sponsored enterprise residential[2]	2,099,923	16,699	384,530	10,409	2,484,453	27,108
Private-label mortgage-backed securities:
Residential loans	21,053	109	175,474	14,252	196,527	14,361
Mortgage-backed securities	2,146,790	16,822	560,004	24,661	2,706,794	41,483
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,153,450	$17,189	$598,747	$32,913	$2,752,197	$50,102

__________

1Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

2Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2014 and December 31, 2013 are shown in Table 3.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.5

	03/31/2014			12/31/2013
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$-	$-	$-	$-	$-	$-
Due after one year through five years	-	-	-	-	-	-
Due after five years through 10 years	20,005	20,005	18,458	21,240	21,240	19,582
Due after 10 years	42,232	42,232	35,598	42,232	42,232	35,290
Non-mortgage-backed securities	62,237	62,237	54,056	63,472	63,472	54,872
Mortgage-backed securities	5,150,761	5,135,924	5,142,984	5,376,190	5,360,187	5,360,333
TOTAL	$5,212,998	$5,198,161	$5,197,040	$5,439,662	$5,423,659	$5,415,205

Interest Rate Payment Terms: Table 3.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of March 31, 2014 and December 31, 2013 (in thousands):

Table 3.6

	03/31/2014	12/31/2013
Non-mortgage-backed securities:
Fixed rate	$12,232	$12,232
Variable rate	50,005	51,240
Non-mortgage-backed securities	62,237	63,472

Mortgage-backed securities:
Pass-through securities:
Fixed rate	62	78
Variable rate	1,270,057	1,298,146
Collateralized mortgage obligations:
Fixed rate	515,473	541,126
Variable rate	3,365,169	3,536,840
Mortgage-backed securities	5,150,761	5,376,190
TOTAL	$5,212,998	$5,439,662

Gains and Losses: Net gains (losses) on trading securities during the three-month periods ended March 31, 2014 and 2013 are shown in Table 3.7 (in thousands):

Table 3.7

	Three-month Period Ended
	03/31/2014	03/31/2013
Net gains (losses) on trading securities held as of March 31, 2014	$(5,104)	$(8,328)
Net gains (losses) on trading securities sold or matured prior to March 31, 2014	(230)	(1,368)
NET GAIN (LOSS) ON TRADING SECURITIES	$(5,334)	$(9,696)

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred as of March 31, 2014 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 3.8 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Table 3.8

Private-label residential MBS
	Significant Inputs
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancements
Prime:
2004 and prior	12.7%	7.8%	4.6%	3.8%
2006	10.0	10.7	36.9	0.1
Total Prime	11.1	9.5	23.3	1.7

Alt-A:
2005	10.2	11.7	40.3	1.3
Total Alt-A	10.2	11.7	40.3	1.3

TOTAL	10.4%	11.3%	36.7%	1.4%

Home Equity Loan ABS
	Significant Inputs
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities	Current Credit Enhancements
Subprime:
2004 and prior	5.5%	8.5%	84.6%	13.7%

For the 27 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of March 31, 2014 are presented in Table 3.9 (in thousands):

Table 3.9

	03/31/2014
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$16,398	$15,427	$14,155	$15,468
Alt-A	68,104	61,864	48,440	57,282
Total private-label residential MBS	84,502	77,291	62,595	72,750

Home equity loans:
Subprime	3,177	1,361	1,220	2,667
TOTAL	$87,679	$78,652	$63,815	$75,417

Table 3.10 presents a roll-forward of OTTI activity for the three-month periods ended March 31, 2014 and 2013 related to credit losses recognized in earnings (in thousands):

Table 3.10

	Three-month Period Ended
	03/31/2014	03/31/2013
Balance, beginning of period	$9,917	$11,291
Additional charge on securities for which OTTI was previously recognized[1]	361	79
Amortization of credit component of OTTI[2]	(383)	(420)
Balance, end of period	$9,895	$10,950

1For the three-month periods ended March 31, 2014 and 2013, securities previously impaired represent all securities that were impaired prior to January 1, 2014 and 2013, respectively.

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

As of March 31, 2014, the fair value of a portion of the FHLBank’s held-to-maturity MBS portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank has determined that all of the gross unrealized losses on these bonds are temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2014 and December 31, 2013, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0.11 percent to 8.01 percent, respectively.  Table 4.1 presents advances summarized by year of contractual maturity as of March 31, 2014 and December 31, 2013 (in thousands):

Table 4.1

	03/31/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$4,594,448	0.83%	$5,431,364	0.77%
Due after one year through two years	1,648,749	2.04	1,643,200	1.77
Due after two years through three years	1,565,945	1.68	1,650,222	1.98
Due after three years through four years	2,406,695	2.76	2,353,661	2.59
Due after four years through five years	1,183,844	1.81	1,302,199	2.42
Thereafter	4,500,210	1.25	4,812,973	1.09
Total par value	15,899,891	1.52%	17,193,619	1.45%
Discounts	(33,290)		(36,782)
Hedging adjustments[1]	246,324		268,650
TOTAL	$16,112,925		$17,425,487

1

See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2014 and December 31, 2013 include callable advances totaling $4,683,181,000 and $5,056,133,000, respectively. Of these callable advances, there were $4,560,069,000 and $4,932,869,000 of variable rate advances as of March 31, 2014 and December 31, 2013, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of March 31, 2014 and December 31, 2013, the FHLBank had convertible advances outstanding totaling $1,680,742,000 and $1,685,242,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2014 and December 31, 2013 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2014	12/31/2013	03/31/2014	12/31/2013
Due in one year or less	$9,062,645	$10,172,524	$6,194,190	$7,038,106
Due after one year through two years	1,302,536	1,392,527	1,535,649	1,555,100
Due after two years through three years	1,057,091	1,175,623	1,393,645	1,528,722
Due after three years through four years	2,042,749	1,856,012	1,310,853	1,381,719
Due after four years through five years	731,733	1,062,253	1,080,844	979,999
Thereafter	1,703,137	1,534,680	4,384,710	4,709,973
TOTAL PAR VALUE	$15,899,891	$17,193,619	$15,899,891	$17,193,619

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of March 31, 2014 and December 31, 2013 (in thousands):

Table 4.3

	03/31/2014	12/31/2013
Fixed rate:
Due in one year or less	$1,772,737	$1,733,559
Due after one year	6,776,810	6,923,555
Total fixed rate	8,549,547	8,657,114
Variable rate:
Due in one year or less	2,821,712	3,697,805
Due after one year	4,528,632	4,838,700
Total variable rate	7,350,344	8,536,505
TOTAL PAR VALUE	$15,899,891	$17,193,619

See Note 6 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2014 and December 31, 2013 on mortgage loans held for portfolio (in thousands):

Table 5.1

	03/31/2014	12/31/2013
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,587,069	$1,611,289
Fixed rate, long-term, single-family mortgages	4,304,137	4,245,351
Total unpaid principal balance	5,891,206	5,856,640
Premiums	96,028	95,755
Discounts	(3,522)	(3,659)
Deferred loan costs, net	1,014	1,087
Other deferred fees	(198)	(212)
Hedging adjustments[2]	7,004	6,617
Total before Allowance for Credit Losses on Mortgage Loans	5,991,532	5,956,228
Allowance for Credit Losses on Mortgage Loans	(6,877)	(6,748)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$5,984,655	$5,949,480

[1]	Medium-term defined as a term of 15 years or less at origination.
[2]

See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Table 5.2 presents information as of March 31, 2014 and December 31, 2013 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2014	12/31/2013
Conventional loans	$5,246,651	$5,212,048
Government-guaranteed or insured loans	644,555	644,592
TOTAL UNPAID PRINCIPAL BALANCE	$5,891,206	$5,856,640

See Note 6 for information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses.

NOTE 6 – ALLOWANCE FOR CREDIT LOSSES

The FHLBank has established an allowance methodology for each of its portfolio segments: credit products (advances, letters of credit and other extensions of credit to borrowers); government mortgage loans held for portfolio; conventional mortgage loans held for portfolio; the direct financing lease receivable; term Federal funds sold; and term securities purchased under agreements to resell. Based on management’s analyses of each portfolio segment, the FHLBank has only established an allowance for credit losses on its conventional mortgage loans held for portfolio.

Roll-forward of Allowance for Credit Losses: As of March 31, 2014, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. Table 6.1 presents a roll-forward of the allowance for credit losses for the three-month period ended March 31, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2014 (in thousands):

Table 6.1

	03/31/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$6,748	$-	$-	$-	$6,748
Charge-offs	(166)	-	-	-	(166)
Provision for credit losses	295	-	-	-	295
Balance, end of three-month period	$6,877	$-	$-	$-	$6,877

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$6,877	$-	$-	$-	$6,877

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$-	$-	$16,133,586	$23,022	$16,156,608
Collectively evaluated for impairment	$5,358,439	$662,237	$-	$-	$6,020,676

__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
[2]

The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]	No financing receivables individually evaluated for impairment were determined to be impaired.

Table 6.2 presents a roll-forward of the allowance for credit losses for the three-month period ended March 31, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2013 (in thousands):

Table 6.2

	03/31/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$5,416	$-	$-	$-	$5,416
Charge-offs	(277)	-	-	-	(277)
Provision for credit losses	1,947	-	-	-	1,947
Balance, end of period	$7,086	$-	$-	$-	$7,086

Allowance for credit losses, end of period:
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	$7,086	$-	$-	$-	$7,086

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$-	$-	$17,604,861	$25,042	$17,629,903
Collectively evaluated for impairment	$5,270,709	$689,887	$-	$-	$5,960,596

___________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2014 (dollar amounts in thousands):

Table 6.3

	03/31/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$29,295	$13,952	$-	$-	$43,247
Past due 60-89 days delinquent	6,666	5,101	-	-	11,767
Past due 90 days or more delinquent	17,412	9,036	-	-	26,448
Total past due	53,373	28,089	-	-	81,462
Total current loans	5,305,066	634,148	16,133,586	23,022	22,095,822
Total recorded investment	$5,358,439	$662,237	$16,133,586	$23,022	$22,177,284

Other delinquency statistics:
In process of foreclosure, included above[3]	$6,802	$3,743	$-	$-	$10,545
Serious delinquency rate[4]	0.3%	1.4%	-%	-%	0.1%
Past due 90 days or more and still accruing interest	$-	$9,036	$-	$-	$9,036
Loans on non-accrual status[5]	$20,717	$-	$-	$-	$20,717

__________

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.
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
[5]

Loans on non-accrual status include $1,138,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 6.4 summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2013 (dollar amounts in thousands):

Table 6.4

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

The FHLBank had $5,240,000 and $4,307,000 classified as real estate owned recorded in other assets as of March 31, 2014 and December 31, 2013, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2014 and December 31, 2013 (in thousands):

Table 7.1

	03/31/2014			12/31/2013
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$10,688,857	$119,714	$289,627	$10,285,231	$127,059	$347,123
Interest rate caps/floors	247,000	-	2,227	247,000	-	2,648
Total fair value hedges	10,935,857	119,714	291,854	10,532,231	127,059	349,771

Economic hedges:
Interest rate swaps	2,796,820	1,385	99,519	3,691,820	4,260	120,166
Interest rate caps/floors	4,527,800	29,309	75	4,627,800	41,463	103
Mortgage delivery commitments	68,330	22	232	65,620	24	289
Total economic hedges	7,392,950	30,716	99,826	8,385,240	45,747	120,558
TOTAL	$18,328,807	150,430	391,680	$18,917,471	172,806	470,329
Netting adjustments[1]		(118,969)	(118,969)		(161,161)	(161,161)
Cash collateral[2]		(9,114)	(184,293)		16,312	(200,815)
DERIVATIVE ASSETS AND LIABILITIES		$22,347	$88,418		$27,957	$108,353

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

For the three-month periods ended March 31, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three-month Period Ended
	03/31/2014	03/31/2013
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$(1,255)	$(4,077)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,255)	(4,077)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	8,495	10,651
Interest rate caps/floors	(12,126)	52
Net interest settlements	(9,903)	(9,183)
Mortgage delivery commitments	810	(486)
Intermediary transactions:
Interest rate swaps	-	(15)
Total net gain (loss) related to derivatives not designated as hedging instruments	(12,724)	1,019

NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(13,979)	$(3,058)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three-month periods ended March 31, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three-month Period Ended
	03/31/2014				03/31/2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$18,917	$(18,589)	$328	$(35,869)	$40,867	$(40,447)	$420	$(41,173)
Consolidated obligation bonds	27,060	(28,643)	(1,583)	21,450	(26,868)	22,371	(4,497)	24,649
TOTAL	$45,977	$(47,232)	$(1,255)	$(14,419)	$13,999	$(18,076)	$(4,077)	$(16,524)

1The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $26,518,000 and $21,045,000 as of March 31, 2014 and December 31, 2013, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of March 31, 2014 and December 31, 2013 was $169,990,000 and $308,776,000, respectively, for which the FHLBank has posted collateral with a fair value of $82,776,000 and $200,815,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $63,700,000 and $77,830,000 of collateral to its bilateral derivative counterparties as of March 31, 2014 and December 31, 2013.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2014 or December 31, 2013.

The FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of March 31, 2014 and December 31, 2013 (in thousands):

Table 8.1

	03/31/2014	12/31/2013
Interest-bearing:
Demand	$215,420	$214,645
Overnight	730,500	686,100
Term	37,500	23,800
Total interest-bearing	983,420	924,545

Non-interest-bearing:
Demand	36,810	37,343
Total non-interest-bearing	36,810	37,343
TOTAL DEPOSITS	$1,020,230	$961,888

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rates paid on interest-bearing deposits were 0.09 percent for the three-month periods ended March 31, 2014 and 2013.

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2014 and December 31, 2013 (in thousands):

Table 9.1

	03/31/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,124,700	0.80%	$6,177,700	0.74%
Due after one year through two years	2,914,550	0.62	3,182,300	0.69
Due after two years through three years	1,491,750	2.14	1,635,750	1.70
Due after three years through four years	1,512,935	2.14	1,397,935	2.56
Due after four years through five years	1,437,190	1.72	1,333,940	1.79
Thereafter	6,243,900	2.28	6,312,600	2.28
Total par value	19,725,025	1.51%	20,040,225	1.49%
Premium	31,871		36,613
Discounts	(4,412)		(4,605)
Hedging adjustments[1]	13,249		(15,269)
TOTAL	$19,765,733		$20,056,964

1See Note 7 for a discussion of: (1) the FHLBank’s objectives for using derivatives; (2) the types of assets and liabilities hedged; and (3) the accounting for derivatives and the related assets and liabilities hedged.

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including LIBOR, U.S. Treasury bills, Prime and Constant Maturity Treasuries (CMT). In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2014 and December 31, 2013 includes callable bonds totaling $8,251,000,000 and $8,302,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2014 and December 31, 2013 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	03/31/2014	12/31/2013
Due in one year or less	$14,060,700	$14,189,700
Due after one year through two years	3,059,550	3,248,300
Due after two years through three years	1,262,750	1,126,750
Due after three years through four years	665,935	761,935
Due after four years through five years	327,190	378,940
Thereafter	348,900	334,600
TOTAL PAR VALUE	$19,725,025	$20,040,225

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2014 and December 31, 2013 (in thousands):

Table 9.3

	03/31/2014	12/31/2013
Fixed rate	$11,385,025	$11,705,225
Simple variable rate	5,545,000	5,895,000
Step up/step down	2,565,000	2,220,000
Range	110,000	90,000
Variable to fixed rate	75,000	85,000
Fixed to variable rate	45,000	45,000
TOTAL PAR VALUE	$19,725,025	$20,040,225

Consolidated Discount Notes: Consolidated discount notes are issued to raise short-term funds. Consolidated discount notes are consolidated obligations with original maturities of up to one year. These consolidated discount notes are generally issued at less than their face amount and redeemed at par value when they mature.

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2014	$9,356,707	$9,357,396	0.06%

December 31, 2013	$10,889,565	$10,890,528	0.08%

1Represents yield to maturity excluding concession fees.

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

Table 10.1 details the change in the AHP liability for the three-month periods ended March 31, 2014 and 2013 (in thousands):

Table 10.1

	Three-month Period Ended
	03/31/2014	03/31/2013
Appropriated and reserved AHP funds as of the beginning of the period	$35,264	$31,198
AHP set aside based on current year income	2,475	2,740
Direct grants disbursed	(1,360)	(1,440)
Recaptured funds[1]	87	46
Appropriated and reserved AHP funds as of the end of the period	$36,466	$32,544

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

Tables 11.1 and 11.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2014 and December 31, 2013 (in thousands):

Table 11.1

03/31/2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$147,811	$(139,668)	$8,143	$(22)	$8,121
Cleared derivatives	2,619	11,585	14,204	-	14,204
Total derivative assets	150,430	(128,083)	22,347	(22)	22,325
Securities purchased under agreements to resell	1,000,000	-	1,000,000	(1,000,000)	-
TOTAL	$1,150,430	$(128,083)	$1,022,347	$(1,000,022)	$22,325

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 11.2

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

Tables 11.3 and 11.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2014 and December 31, 2013 (in thousands):

Table 11.3

03/31/2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$386,251	$(297,833)	$88,418	$(307)	$88,111
Cleared derivatives	5,429	(5,429)	-	-	-
TOTAL	$391,680	$(303,262)	$88,418	$(307)	$88,111

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 11.4

12/31/2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$470,290	$(361,937)	$108,353	$(392)	$107,961
Cleared derivatives	39	(39)	-	-	-
TOTAL	$470,329	$(361,976)	$108,353	$(392)	$107,961

1Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

NOTE 12 – CAPITAL

The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. Regulatory capital does not include accumulated other comprehensive income (AOCI) but does include mandatorily redeemable capital stock.

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

Table 12.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2014 and December 31, 2013 (in thousands):

Table 12.1

	03/31/2014		12/31/2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$400,845	$1,336,751	$414,914	$1,389,646
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.4%
Total regulatory capital	$1,283,964	$1,751,875	$1,358,012	$1,824,345
Leverage capital ratio	5.0%	7.5%	5.0%	7.4%
Leverage capital	$1,604,955	$2,420,250	$1,697,515	$2,519,168

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

Table 12.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three-month periods ended March 31, 2014 and 2013 (in thousands):

Table 12.2

	Three-month Period Ended
	03/31/2014	03/31/2013
Balance at beginning of period	$4,764	$5,665
Capital stock subject to mandatory redemption reclassified from equity during the period	71,541	38,267
Redemption or repurchase of mandatorily redeemable capital stock during the period	(71,668)	(38,958)
Stock dividend classified as mandatorily redeemable capital stock during the period	4	5
Balance at end of period	$4,641	$4,979

Table 12.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2014 and December 31, 2013 (in thousands). The year of redemption in Table 12.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (Class A Common Stock) or five years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 12.3

Contractual Year of Repurchase	03/31/2014	12/31/2013
Year 1	$5	$166
Year 2	51	52
Year 3	-	-
Year 4	-	-
Year 5	55	74
Past contractual redemption date due to remaining activity[1]	4,530	4,472
TOTAL	$4,641	$4,764

1Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2014, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 13.1 summarizes the changes in AOCI for the three-month periods ended March 31, 2014 and 2013 (in thousands):

Table 13.1

	Three-month Period Ended
	03/31/2014			03/31/2013
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance, beginning of period	$(16,003)	$(2,358)	$(18,361)	$(20,846)	$(4,411)	$(25,257)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	-	-	-	(14)	-	(14)
Accretion of non-credit loss	805	-	805	1,416	-	1,416
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	361	-	361	79	-	79
Amortization of net loss - defined benefit pension plan[2]	-	45	45	-	101	101
Net current period other comprehensive income (loss)	1,166	45	1,211	1,481	101	1,582
Balance, end of period	$(14,837)	$(2,313)	$(17,150)	$(19,365)	$(4,310)	$(23,675)

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

Table 14.1 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the three-month periods ended March 31, 2014 and 2013 (in thousands):

Table 14.1

	Three-month Period Ended
	03/31/2014	03/31/2013
Service cost	$106	$120
Interest cost	128	110
Amortization of net loss	45	101
NET PERIODIC POSTRETIREMENT BENEFIT COST	$279	$331

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2014 and December 31, 2013.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no transfers during the three-month periods ended March 31, 2014 and 2013.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of March 31, 2014 and December 31, 2013 are summarized in Tables 15.1 and 15.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 15.1

	03/31/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$337,578	$337,578	$337,578	$-	$-	$-
Interest-bearing deposits	309	309	-	309	-	-
Securities purchased under agreements to resell	1,000,000	1,000,000	-	1,000,000	-	-
Federal funds sold	1,215,000	1,215,000	-	1,215,000	-	-
Trading securities	2,110,714	2,110,714	-	2,110,714	-	-
Held-to-maturity securities	5,198,161	5,197,040	-	4,840,442	356,598	-
Advances	16,112,925	16,171,738	-	16,171,738	-	-
Mortgage loans held for portfolio, net of allowance	5,984,655	6,076,774	-	6,076,774	-	-
Accrued interest receivable	62,415	62,415	-	62,415	-	-
Derivative assets	22,347	22,347	-	150,430	-	(128,083)
Liabilities:
Deposits	1,020,230	1,020,230	-	1,020,230	-	-
Consolidated obligation discount notes	9,356,707	9,356,578	-	9,356,578	-	-
Consolidated obligation bonds	19,765,733	19,644,027	-	19,644,027	-	-
Mandatorily redeemable capital stock	4,641	4,641	4,641	-	-	-
Accrued interest payable	71,330	71,330	-	71,330	-	-
Derivative liabilities	88,418	88,418	-	391,680	-	(303,262)
Other Asset (Liability):
Standby letters of credit	(855)	(855)	-	(855)	-	-
Standby bond purchase agreements	233	7,576	-	7,576	-	-
Standby credit facility	(29)	(29)	-	(29)	-	-
Advance commitments	-	(25)	-	(25)	-	-

Table 15.2

	12/31/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$1,713,940	$1,713,940	$1,713,940	$-	$-	$-
Interest-bearing deposits	1,116	1,116	-	1,116	-	-
Federal funds sold	575,000	575,000	-	575,000	-	-
Trading securities	2,704,777	2,704,777	-	2,704,777	-	-
Held-to-maturity securities	5,423,659	5,415,205	-	5,038,465	376,740	-
Advances	17,425,487	17,461,489	-	17,461,489	-	-
Mortgage loans held for portfolio, net of allowance	5,949,480	5,991,371	-	5,991,371	-	-
Accrued interest receivable	72,526	72,526	-	72,526	-	-
Derivative assets	27,957	27,957	-	172,806	-	(144,849)
Liabilities:
Deposits	961,888	961,888	-	961,888	-	-
Consolidated obligation discount notes	10,889,565	10,889,682	-	10,889,682	-	-
Consolidated obligation bonds	20,056,964	19,808,605	-	19,808,605	-	-
Mandatorily redeemable capital stock	4,764	4,764	4,764	-	-	-
Accrued interest payable	62,447	62,447	-	62,447	-	-
Derivative liabilities	108,353	108,353	-	470,329	-	(361,976)
Other Asset (Liability):
Standby letters of credit	(996)	(996)	-	(996)	-	-
Standby bond purchase agreements	208	6,868	-	6,868	-	-
Standby credit facility	(45)	(45)	-	(45)	-	-
Advance commitments	-	(182)	-	(182)	-	-

Fair Value Measurements: Tables 15.3 and 15.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of March 31, 2014 and December 31, 2013 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 15.3

	03/31/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Commercial paper	$49,998	$-	$49,998	$-	$-
Certificates of deposit	149,999	-	149,999	-	-
U.S. Treasury obligations	25,026	-	25,026	-	-
Government-sponsored enterprise obligations[2,3]	1,723,668	-	1,723,668	-	-
U.S. obligation residential MBS[4]	1,060	-	1,060	-	-
Government-sponsored enterprise residential MBS[5]	160,963	-	160,963	-	-
Total trading securities	2,110,714	-	2,110,714	-	-

Derivative assets:
Interest-rate related	22,325	-	150,408	-	(128,083)
Mortgage delivery commitments	22	-	22	-	-
Total derivative assets	22,347	-	150,430	-	(128,083)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,133,061	$-	$2,261,144	$-	$(128,083)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$88,186	$-	$391,448	$-	$(303,262)
Mortgage delivery commitments	232	-	232	-	-
Total derivative liabilities	88,418	-	391,680	-	(303,262)

TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$88,418	$-	$391,680	$-	$(303,262)

Nonrecurring fair value measurements - Assets:
Real estate owned[6]	$674	-	-	$674	-

TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$674	$-	$-	$674	$-

1Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

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

6Includes real estate owned written down to fair value during the quarter ended March 31, 2014 and still outstanding as of March 31, 2014.

Table 15.4

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

1Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $724,858,161,000 and $735,906,150,000 as of March 31, 2014 and December 31, 2013, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of March 31, 2014, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2014 and December 31, 2013, off-balance sheet commitments are presented in Table 16.1 (in thousands):

Table 16.1

	03/31/2014			12/31/2013
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,623,268	$8,927	$2,632,195	$2,530,810	$12,038	$2,542,848
Standby credit facility commitments outstanding	50,000	-	50,000	50,000	-	50,000
Advance commitments outstanding	6,000	-	6,000	6,000	-	6,000
Commitments for standby bond purchases	503,749	1,120,545	1,624,294	363,777	1,293,972	1,657,749
Commitments to fund or purchase mortgage loans	68,330	-	68,330	65,620	-	65,620
Commitments to issue consolidated bonds, at par	62,500	-	62,500	75,000	-	75,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2014 and December 31, 2013, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $855,000 and $996,000 as of March 31, 2014 and December 31, 2013, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Standby credit facility (SCF) commitments legally bind and unconditionally obligate the FHLBank for additional advances to stockholders. These commitments are executed for members for a fee and are for terms of up to one year. Unearned fees are recorded in other liabilities and amounted to $29,000 and $45,000 as of March 31, 2014 and December 31, 2013, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit, SCF commitments or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2016, though some are renewable at the option of the FHLBank.  As of March 31, 2014 and December 31, 2013, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as a participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three-month periods ended March 31, 2014 and 2013.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $ (210,000) and $(265,000) as of March 31, 2014 and December 31, 2013, respectively.

NOTE 17 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 17.1 and 17.2 present information as of March 31, 2014 and December 31, 2013 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2014 or 2013 (amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 17.1

03/31/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Capitol Federal Savings Bank	KS	$1,300	0.3%	$124,530	16.5%	$125,830	10.8%
MidFirst Bank	OK	500	0.1	123,854	16.4	124,354	10.6
TOTAL		$1,800	0.4%	$248,384	32.9%	$250,184	21.4%

Table 17.2

12/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$136,870	16.7%	$137,370	10.9%
Capitol Federal Savings Bank	KS	2,100	0.5	126,995	15.4	129,095	10.3
TOTAL		$2,600	0.6%	$263,865	32.1%	$266,465	21.2%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2014 and December 31, 2013 are summarized in Table 17.3 (amounts in thousands).

Table 17.3

	03/31/2014		12/31/2013		03/31/2014		12/31/2013
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Capitol Federal Savings Bank	$2,475,000	15.5%	$2,525,000	14.7%	$503	0.0%	$611	0.1%
MidFirst Bank	2,458,000	15.5	2,720,000	15.8	885	0.1	538	0.1
TOTAL	$4,933,000	31.0%	$5,245,000	30.5%	$1,388	0.1%	$1,149	0.2%

MidFirst Bank and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three-month periods ended March 31, 2014 and 2013.

Transactions with FHLBank Directors’ Financial Institutions: Table 17.4 presents information as of March 31, 2014 and December 31, 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (amounts in thousands). Information is only listed for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 17.4

	March 31, 2014		December 31, 2013
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$175,815	1.1%	$203,310	1.2%

Deposits	$7,686	0.8%	$6,220	0.6%

Class A Common Stock	$10,038	2.4%	$9,380	2.1%
Class B Common Stock	6,252	0.8	8,332	1.0
TOTAL CAPITAL STOCK	$16,290	1.4%	$17,712	1.4%

Table 17.5 presents mortgage loans acquired during the three-month periods ended March 31, 2014 and 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (amounts in thousands).

Table 17.5

Three-month Period Ended
March 31, 2014		March 31, 2013
Mortgage Loans Acquired	Percent of Total	Mortgage Loans Acquired	Percent of Total
$13,167	6.7%	$21,650	5.5%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three-month periods ended March 31, 2014 and 2013 as presented in Table 18.1 (in thousands). All transactions occurred at market prices.

Table 18.1

	Three-month Period Ended
Business Activity	03/31/2014	03/31/2013
Average overnight interbank loan balances to other FHLBanks[1]	$678	$56
Average overnight interbank loan balances from other FHLBanks[1]	444	4,333
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	575	2,514
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	791	776
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	-	45,000

_________

1Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks is included in Other Interest Income and interest expense on borrowings from other FHLBanks is included in Other Interest Expense on the Statements of Income.

2Balances are interest bearing and are classified on the Statements of Condition as interest-bearing deposits.

3Fees are calculated monthly based on 5.5 basis points per annum of outstanding loans originated since January 1, 2010 and are recorded in other expense. For outstanding loans originated since January 1, 2004 and through December 31, 2009, fees are calculated monthly based on 5.0 basis points per annum.

4Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $227,320,000 and $260,318,000 as of March 31, 2014 and December 31, 2013, respectively, are included in the non-MBS GSE obligations totals presented in Note 3. Interest income earned on these securities totaled $2,261,000 and $1,414,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2013, which includes audited financial statements and related notes for the year ended December 31, 2013. Our MD&A includes the following sections:

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock based on the member’s total assets. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are unpaid principal balances outstanding). At our discretion, we may repurchase excess Class B Common Stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we can always strive to meet the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay appropriate dividends.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2014	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Statement of Condition (as of period end):
Total assets	$32,099,092	$33,950,304	$36,144,769	$35,708,766	$33,958,134
Investments[1]	9,524,184	8,704,552	10,328,938	10,720,934	10,225,440
Advances	16,112,925	17,425,487	18,805,283	18,817,468	17,581,906
Mortgage loans, net[2]	5,984,655	5,949,480	5,912,377	5,958,984	5,923,911
Total liabilities	30,369,008	32,149,084	34,331,505	33,808,148	32,139,181
Deposits	1,020,230	961,888	757,216	918,360	1,346,535
Consolidated obligation bonds, net[3]	19,765,733	20,056,964	21,055,434	20,866,135	21,319,639
Consolidated obligation discount notes, net[3]	9,356,707	10,889,565	12,185,294	11,621,564	9,204,351
Total consolidated obligations, net[3]	29,122,440	30,946,529	33,240,728	32,487,699	30,523,990
Mandatorily redeemable capital stock	4,641	4,764	5,184	5,410	4,979
Total capital	1,730,084	1,801,220	1,813,264	1,900,618	1,818,953
Capital stock	1,165,809	1,252,249	1,295,669	1,404,501	1,344,456
Total retained earnings	581,425	567,332	538,650	518,306	498,172
Accumulated other comprehensive income (loss) (AOCI)	(17,150)	(18,361)	(21,055)	(22,189)	(23,675)

Statement of Income (for the quarterly period ended):
Net interest income	54,494	59,125	54,546	52,018	52,084
Provision (reversal) for credit losses on mortgage loans	295	(135)	530	(416)	1,947
Other income (loss)	(16,673)	(3,239)	(9,831)	(7,274)	(10,474)
Other expenses	12,784	14,934	12,430	13,123	12,275
Income before assessments	24,742	41,087	31,755	32,037	27,388
Affordable Housing Program (AHP) assessments	2,475	4,109	3,176	3,204	2,740
Net income	22,267	36,978	28,579	28,833	24,648

Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	79	77	73	73	68
Dividends paid in stock[4]	8,095	8,219	8,162	8,626	7,690
Weighted average dividend rate[5]	2.60%	2.51%	2.31%	2.48%	2.39%
Dividend payout ratio[6]	36.71%	22.43%	28.81%	30.17%	31.48%
Return on average equity	4.91%	7.94%	5.87%	6.10%	5.57%
Return on average assets	0.27%	0.40%	0.31%	0.32%	0.29%
Average equity to average assets	5.57%	5.09%	5.37%	5.31%	5.21%
Net interest margin[7]	0.67%	0.65%	0.60%	0.59%	0.62%
Total capital ratio[8]	5.39%	5.31%	5.02%	5.32%	5.36%
Regulatory capital ratio[9]	5.46%	5.37%	5.09%	5.40%	5.44%
Ratio of earnings to fixed charges[10]	1.48	1.80	1.58	1.55	1.45

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
[2]

The allowance for credit losses on mortgage loans was $6,877,000, $6,748,000, 6,891,000, 6,590,000 and 7,086,000 as of March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

[3]

Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 9 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable under the requirements of the Finance Agency which governs the issuance of debt for the 12 FHLBanks.

[4]

Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with accounting principles generally accepted in the United States of America (GAAP) were $4,000, $6,000, $6,000, $7,000 and $6,000 for the quarters ended March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
[6]

Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the period presented, although the Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

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

Net income for the quarter ended March 31, 2014 was $22.3 million compared to $24.6 million for the quarter ended March 31, 2013. The $2.3 million decrease was due to a $10.9 million increase in net losses from derivative and hedging activities, partially offset by a $4.4 million decrease in net losses on trading securities, a $2.4 million increase in net interest income and an $1.7 million decrease in the provision for loan losses. The increase in net losses from derivative and hedging activities for the quarter ended March 31, 2014 was primarily a result of a sizable decline in the fair value of interest rate caps due to interest rate fluctuations, compared to a slight gain in the fair value of the caps reported for the quarter ended March 31, 2013. The decrease in net loss on trading securities during the current quarter compared to the prior year quarter was due primarily to fair value fluctuations caused by the interplay between interest rates and the remaining term of these securities. The increase in net interest income is the result of: (1) a decrease in the overall cost of borrowing compared to the prior year as some relatively high-rate debt matured or was called in late 2013; and (2) a 16 basis point increase in the average yield on mortgage loans. These factors resulted in an increase in the net interest margin for the first quarter of 2014 to 0.67 percent, compared to 0.62 percent for the same period in 2013. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets decreased $1.9 billion, or 5.5 percent, from December 31, 2013 to March 31, 2014. This decrease was due to a $1.3 billion, or 7.5 percent, decrease in advances and a $0.8 billion, or 10.1 percent, decrease in investment securities, partially offset by a net $0.3 billion increase in cash and investments with overnight maturities. The majority of the decrease in advances was in our line of credit portfolio, and was generally due to members continuing to maintain higher levels of balance sheet liquidity, which decreases the need for advances. The decrease in investment securities is due to paydowns and maturities that were not reinvested, as part of the balance sheet initiative described in greater detail below.

Total liabilities decreased $1.8 billion, or 5.5 percent, from December 31, 2013 to March 31, 2014. This decrease was primarily due to a $1.5 billion decrease in consolidated obligation discount notes. The decrease in discount notes from December 31, 2013 to March 31, 2014 was primarily a result of a decrease in short-term advances, which are generally funded by discount notes. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The Class B dividend rate increased to 4.0 percent in the first quarter of 2014, while the Class A dividend rate remained unchanged. Changes in the weighted average dividend rates over the periods ended March 31, 2014 (2.60 percent) and 2013 (2.39 percent) occurred primarily due to the Class B dividend rate increase, which was partially offset by changes in the mix of Class A and Class B stock. Factors impacting the stock class mix and average dividend rates include: (1) a reduction in our activity stock (Class B) requirement for AMA in the third quarter of 2013; (2) weekly exchanges of excess Class B stock to Class A; and (3) periodic repurchases of excess Class A stock.

Our balance sheet management strategies for the period of 2014-2016 will focus on improving our core mission asset ratios and include the establishment of benchmark ratios of: (1) advances to consolidated obligations (Tier 1 ratio); and (2) advances plus AMA to consolidated obligations (Tier 2 ratio) (see further discussion of these benchmark ratios under Item 1A – Risk Factors” in our annual report on Form 10-K, incorporated by reference herein). Benchmarks established for 2014 will likely entail a reduced allocation to MBS, money market and other investments over time through paydowns and maturities, but without the sale of any assets. We are also changing our management of capital levels, including a reduction in our activity-based stock purchase requirement (see “Financial Condition – Capital” under this Item 2), establishing periodic repurchases of excess stock and increasing our dividend payout ratio among other practices, while maintaining sufficient levels of liquidity to fulfill our mission.

Financial Market Trends

The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:

Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

Market Instrument	03/31/2014 Three-month Average	03/31/2013 Three-month Average	03/31/2014 Ending Rate	12/31/2013 Ending Rate	03/31/2013 Ending Rate
Overnight Federal funds effective/target rate[1]	0.07%	0.14%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.04	0.08	0.03	0.07	0.07
3-month LIBOR[1]	0.24	0.29	0.23	0.25	0.28
2-year U.S. Treasury note[1]	0.36	0.25	0.43	0.38	0.24
5-year U.S. Treasury note[1]	1.59	0.81	1.74	1.73	0.77
10-year U.S. Treasury note[1]	2.76	1.93	2.73	3.00	1.85
30-year residential mortgage note rate[2]	4.54	3.72	4.56	4.72	3.76

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).
[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

In March 2014, the Federal Open Market Committee (FOMC) reduced asset purchases by $10 billion a month and reiterated that other policy tools would be employed as appropriate, until the outlook for the labor market had improved substantially in a context of price stability. However, the FOMC acknowledged that other economic conditions besides unemployment and inflation may warrant continued accommodative monetary policy, which means a continued low target for the Federal funds rate. The FOMC has stated and reiterated that there is no set schedule, and that speed and timing of asset purchase reductions would be data dependent, but market participants generally expect asset repurchases to end in the second half of 2014 and an increase in the Federal funds rate as early as 2015. The 5- and 10-year Treasury rates rose upon the release of this information. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates.

The market volatility that started in the last half of 2013 began to subside in late 2013 and early 2014, which has positively impacted demand for our longer-term debt, despite investors still being somewhat cautious about bond purchases, due to the possibility of continued increases in market rates. Dealers also remain reluctant to hold significant inventories of new longer-term bullet and callable Agency debt as a result of losses incurred on debt inventories in 2013, but they continue to facilitate debt placement. The spread over U.S. Treasuries at which we can issue longer-term bullet and callable bonds has narrowed from what we experienced in 2013 due to the aforementioned market correction. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:

Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout the first quarter of 2014. The U.S. government reached an agreement to suspend the nation's borrowing limit through March 15, 2015; therefore, concerns over the federal debt ceiling limit, which could result in increased liquidity concerns for market participants and a move back into cash or other short-term investments, have been temporarily delayed.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2014.

Results of Operations

Earnings Analysis: Table 3 presents changes in the major components of our earnings (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three-month Periods Ended 03/31/2014 vs. 03/31/2013
	Dollar Change	Percentage Change
Total interest income	$(6,913)	(6.1)%
Total interest expense	(9,323)	(15.4)
Net interest income	2,410	4.6
Provision for credit losses on mortgage loans	(1,652)	(84.8)
Net interest income after mortgage loan loss provision	4,062	8.1
Net gain (loss) on trading securities	4,362	45.0
Net gain (loss) on derivatives and hedging activities	(10,921)	(357.1)
Other non-interest income	360	15.8
Total other income (loss)	(6,199)	(59.2)
Operating expenses	709	7.2
Other non-interest expenses	(200)	(8.5)
Total other expenses	509	4.1
AHP assessments	(265)	(9.7)
NET INCOME	$(2,381)	(9.7)%

Net income for the quarter ended March 31, 2014 was $22.3 million compared to $24.6 million for the quarter ended March 31, 2013. The $2.3 million decrease was due to a $10.9 million increase in net losses from derivative and hedging activities, partially offset by a $4.4 million decrease in net losses on trading securities, a $2.4 million increase in net interest income and a $1.7 million decrease in the provision for loan losses. Return on equity (ROE) was 4.91 percent and 5.57 percent for the quarters ended March 31, 2014 and 2013, respectively. Dividends paid to members totaled $8.2 million for the quarter ended March 31, 2014 compared to $7.8 million for the prior year quarter.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. The increase in net interest income for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 was due primarily to an increase in our net interest spread and margin despite a decrease in average interest-earning assets (see Table 4). The increases in net interest spread and margin were driven primarily by an overall decrease in the cost of borrowing and also by an increase in the average yield on mortgage loans, which is discussed in greater detail below.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements and investment securities, remained at 1.09 percent for the quarters ended March 31, 2013 and 2014, despite a decrease in the average balance. While individual yields have declined between periods, the proportion of average low yield, short-term investments has declined considerably, which led to the overall unchanged average yield on investments. Prepayments of higher rate MBS/CMOs slowed between periods, which also helped maintain the steady yield on investments.

The average yield on advances decreased 12 bps, from 0.80 percent for the quarter ended March 31, 2013 to 0.68 percent for the current quarter. The decrease in the average yield on advances was due to growth in our lowest yielding advance product and a decrease in prepayment fees between quarters. Further, a significant portion of our advances are swapped to LIBOR so the decrease in the average one- and three-month LIBOR rates during the first quarter of 2014 compared to the first quarter of 2013 also contributed to the decline in advance yields.

The average yield on mortgage loans increased 16 bps, from 3.29 percent for the quarter ended March 31, 2013 to 3.45 percent for the quarter ended March 31, 2014. The increase in yield is due to a decline in premium amortization as mortgage rates have increased and prepayments have decreased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase). We expect this yield to remain relatively steady for the next several quarters, as mortgage interest rates are not anticipated to fluctuate significantly from current levels.

The average cost of consolidated obligation bonds decreased 9 bps, from 1.08 percent for the quarter ended March 31, 2013 to 0.99 percent for the current quarter. This decrease was largely a result of: (1) replacing some called and matured higher-cost consolidated obligation bonds with debt at a much lower cost in late 2013; and (2) the decrease in the average one- and three-month LIBOR rates during the first quarter of 2014 compared to the first quarter of 2013 (a significant portion of our consolidated obligation bonds are swapped to LIBOR). Because we expect short-term interest rates to remain low for an extended period of time, we expect our total interest bearing liability cost to remain relatively stable over the next few quarters. When we call and replace callable debt, it generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days). For further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 6 and 7 under this Item 2), which distorts yields, especially for trading investments that are swapped to a variable rate.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 4

	Three-month Periods Ended
	03/31/2014			03/31/2013
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$210,800	$37	0.07%	$310,655	$113	0.15%
Securities purchased under agreements to resell	86,111	14	0.06	1,457,381	527	0.15
Federal funds sold	1,472,222	249	0.07	1,102,511	421	0.15
Investment securities[1]	7,814,066	25,347	1.32	8,625,394	29,773	1.40
Advances[2,3]	17,348,274	29,063	0.68	16,845,815	33,412	0.80
Mortgage loans[2,4,5]	5,963,407	50,761	3.45	5,936,696	48,102	3.29
Other interest-earning assets	23,753	390	6.69	25,121	426	6.87
Total earning assets	32,918,633	105,861	1.30	34,303,573	112,774	1.33
Other non-interest-earning assets	109,332			147,286
Total assets	$33,027,965			$34,450,859
Interest-bearing liabilities:
Deposits	$1,072,934	$238	0.09%	$1,347,856	$313	0.09%
Consolidated obligations[2]:
Discount Notes	9,433,498	1,844	0.08	8,944,444	2,437	0.11
Bonds	20,262,917	49,240	0.99	21,665,227	57,898	1.08
Other borrowings	7,280	45	2.45	11,349	42	1.50
Total interest-bearing liabilities	30,776,629	51,367	0.68	31,968,876	60,690	0.77
Capital and other non-interest-bearing funds	2,251,336			2,481,983
Total funding	$33,027,965			$34,450,859

Net interest income and net interest spread[6]		$54,494	0.62%		$52,084	0.56%

Net interest margin[7]			0.67%			0.62%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.
[2]	Interest income/expense and average rates include the effect of associated derivatives.
[3]	Advance income includes prepayment fees on terminated advances.
[4]

CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.2 million for both the three-month periods ended March 31, 2014 and 2013.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense (in thousands):

Table 5

	Three-month Periods Ended 03/31/2014 vs. 03/31/2013
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(29)	$(47)	$(76)
Securities purchased under agreements to resell	(320)	(193)	(513)
Federal funds sold	112	(284)	(172)
Investment securities	(2,698)	(1,728)	(4,426)
Advances	972	(5,321)	(4,349)
Mortgage loans	217	2,442	2,659
Other assets	(24)	(12)	(36)
Total earning assets	(1,770)	(5,143)	(6,913)
Interest Expense:
Deposits	(62)	(13)	(75)
Consolidated obligations:
Discount notes	127	(720)	(593)
Bonds	(3,606)	(5,052)	(8,658)
Other borrowings	(18)	21	3
Total interest-bearing liabilities	(3,559)	(5,764)	(9,323)
Change in net interest income	$1,789	$621	$2,410

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

As demonstrated in Tables 6 and 7, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 6 and 7. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a much lesser degree. We generally record gains on derivatives when the overall level of interest rates rises over the period and record losses when the overall level of interest rates falls over the period, due to the mix of the economic hedges.

During the first quarter of 2013, the general level of the interest rate swap curve increased and steepened. This rise in interest rates and the steepening of the curve resulted in recognition of gains in our interest rate swaps matched to GSE debentures and our interest rate cap portfolio. However, the gain in our cap portfolio due to the rise in interest rates and steepening of the curve was partially offset by a decline in cap volatility as well as the time value decay of the options resulting in minor gains during the quarter. The largest portion of the gain in the economic hedges for the first quarter of 2013 related to investments was attributable to our interest rate swaps matched to GSE debentures. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates which are high relative to LIBOR resulting in net interest paid on the interest rate swaps.

The economic losses in the first quarter of 2014 were primarily a result of losses on our interest rate cap portfolio. A decline in long term interest rates in the first quarter of 2014 coupled with time decay resulted in a decline in the fair values of our caps. These losses related to investments were partially offset by gains on our interest rate swaps matched to GSE debentures. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates, which are currently higher relative to LIBOR, resulting in net interest paid on the interest rate swaps. While the net interest received (paid) on the associated interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the investment securities, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities. These swaps require us to pay a rate substantially higher than LIBOR, so their fair values are negative (i.e., we owe the swap counterparties). As these swaps approach maturity, their current negative fair values will converge to zero, resulting in an effective amortization in their negative fair values (i.e., time decay). The first quarter 2014 gains on these swaps were primarily attributable to a slight increase in intermediate interest rates (e.g., two-year to four-year rates) and time decay (effective amortization of the negative fair values as the interest rate swaps approach maturity).

The remaining driver for the fluctuation in the net gain (loss) on derivatives and hedging activities in the first quarter of 2014 was related to economic hedges matched to consolidated obligation bonds. We receive a fixed rate higher than LIBOR on these swaps, so the decrease and flattening of the interest rate swap curve resulted in slight gains on the economic interest rate swaps matched to consolidated obligation bonds (e.g., gains resulting from receiving an above market rate as interest rates decrease).

See Tables 33 and 34 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 6 and 7 categorize the earnings impact by product for hedging activities (in thousands):

Table 6

	Three-month Period Ended 03/31/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(3,048)	$-	$(369)	$125	$-	$(3,292)
Net interest settlements	(32,821)	-	-	21,325	-	(11,496)
Subtotal	(35,869)	-	(369)	21,450	-	(14,788)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	328	-	-	(1,583)	-	(1,255)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	-	7,236	-	1,259	-	8,495
Interest rate caps/floors	-	(12,126)	-	-	-	(12,126)
Mortgage delivery commitments	-	-	810	-	-	810
Economic hedges – net interest received (paid)	-	(11,043)	-	1,140	-	(9,903)
Subtotal	328	(15,933)	810	816	-	(13,979)
Net impact of derivatives and hedging activities	(35,541)	(15,933)	441	22,266	-	(28,767)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(5,027)	-	-	-	(5,027)
TOTAL	$(35,541)	$(20,960)	$441	$22,266	$-	$(33,794)

Table 7

	Three-month Period Ended 03/31/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Amortization/accretion of hedging activities	$(2,713)	$-	$(465)	$(293)	$-	$(3,471)
Net interest settlements	(38,460)	-	-	24,942	-	(13,518)
Subtotal	(41,173)	-	(465)	24,649	-	(16,989)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	420	-	-	(4,497)	-	(4,077)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	-	11,920	-	(1,269)	(15)	10,636
Interest rate caps/floors	-	52	-	-	-	52
Mortgage delivery commitments	-	-	(486)	-	-	(486)
Economic hedges – net interest received (paid)	-	(11,314)	-	2,129	2	(9,183)
Subtotal	420	658	(486)	(3,637)	(13)	(3,058)
Net impact of derivatives and hedging activities	(40,753)	658	(951)	21,012	(13)	(20,047)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	-	(9,987)	-	-	-	(9,987)
TOTAL	$(40,753)	$(9,329)	$(951)	$21,012	$(13)	$(30,034)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 6 and 7. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 8 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 8

	Three-month Period Ended
	03/31/2014	03/31/2013
GSE debentures	$(5,298)	$(9,681)
U.S. Treasury note	15	-
Agency MBS/CMO	(43)	(8)
Short-term money market securities	(8)	(7)
TOTAL	$(5,334)	$(9,696)

The majority of the volatility in the net gain (loss) of our trading portfolio can be attributed to GSE debentures. The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures, and generally all or most of the fixed rate securities are related to economic hedges. The fair values of the fixed rate GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The variable rate securities reset daily based on the Federal funds effective rate or monthly based on the one-month LIBOR index. During 2012 and especially in 2013, interest rates and GSE credit spreads increased, which resulted in fair value losses on the GSE debentures. During the first quarter of 2014, the relative change in interest rates compared to the first quarter of 2013 and the decrease in GSE credit spreads reduced the magnitude of losses in the first quarter of 2014 compared to the first quarter of 2013. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses. Compensation and benefits increased by $621 thousand, or 9.5 percent, for the quarter ended March 31, 2014 compared to the prior year quarter. The majority of the increase is related to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation. We expect the number of employees to increase in 2014, primarily in the area of information technology, due to increasing technology needs.

Non-GAAP Measures

Our first quarter 2014 adjusted income (defined below), which excludes fair value changes in derivatives and trading securities as well as prepayment fees on terminated advances included in net interest margin, increased by $4.1 million compared to the first quarter of 2013 (see Table 9).

We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program and purchases of MBS; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable interest rate levels. We use derivatives as tools to reduce our funding costs and manage interest rate risk and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we manage the risks mentioned and utilize these transactions for asset-liability tools, we do not manage the fluctuations in the fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes, even though some derivative hedging relationships do not qualify for hedge accounting under GAAP (referred to as economic hedges) and therefore can add significant volatility to our GAAP net income.

Derivative and hedge accounting affects the timing of income or expense from derivatives, but not the economic income or expense from these derivatives when held to maturity or call date. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to fair value each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP net income. However, the sum of such gains and losses over the term of a derivative will equal its original purchase price if held to maturity.

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

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Therefore, as part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gain (loss) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and hedging activities and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison in contrast to GAAP net income, ROE based on GAAP net income and ROE spread based on GAAP net income, which can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance because the added volatility does not provide a consistent measurement analysis.

Table 9 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 9

	Three-month Period Ended
	03/31/2014	03/31/2013
Net income, as reported under GAAP	$22,267	$24,648
AHP assessments	2,475	2,740
Income before AHP assessments	24,742	27,388
Derivative-related and other excluded items[1]	9,135	2,408
Adjusted income (a non-GAAP measure)[2]	$33,877	$29,796

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

Table 10 presents adjusted ROE (a non-GAAP measure) compared to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (dollar amounts in thousands). The impact of the increase in net interest margin is more apparent with adjusted ROE spread because it excludes the volatility in fair values mentioned above.

Table 10

	Three-month Period Ended
	03/31/2014	03/31/2013
Average GAAP total capital for the period	$1,839,379	$1,793,756
ROE, based upon GAAP net income	4.91%	5.57%
Adjusted ROE, based upon adjusted income[1]	7.47%	6.74%
Average overnight Federal funds effective rate	0.07%	0.14%
Adjusted ROE as a spread to average overnight Federal funds effective rate[1]	7.40%	6.60%

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

Financial Condition

Overall: As a percentage of assets as of March 31, 2014 compared to December 31, 2013, advances decreased while mortgage loans and short-term investments, net of cash, had slight increases. Table 11 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 11

	Increase (Decrease) in Components
	03/31/2014 vs. 12/31/2013
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,376,362)	(80.3)%
Investments[1]	819,632	9.4
Advances	(1,312,562)	(7.5)
Mortgage loans, net	35,175	0.6
Derivative assets, net	(5,610)	(20.1)
Other assets	(11,485)	(8.9)
Total assets	$(1,851,212)	(5.5)%

Liabilities:
Deposits	$58,342	6.1%
Consolidated obligations, net	(1,824,089)	(5.9)
Derivative liabilities, net	(19,935)	(18.4)
Other liabilities	5,606	4.2
Total liabilities	(1,780,076)	(5.5)

Capital:
Capital stock outstanding	(86,440)	(6.9)
Retained earnings	14,093	2.5
Accumulated other comprehensive income (loss)	1,211	6.6
Total capital	(71,136)	(3.9)
Total liabilities and capital	$(1,851,212)	(5.5)%

[1]	Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

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

Table 12 summarizes advances outstanding by product (dollar amounts in thousands):

Table 12

	03/31/2014		12/31/2013
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$2,558,275	16.1%	$3,471,636	20.2%
Regular adjustable rate advances	105,000	0.7	5,000	0.0
Adjustable rate callable advances	4,476,709	28.1	4,849,409	28.2
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.8	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	83,360	0.5	83,460	0.5
Total adjustable rate advances	7,350,344	46.2	8,536,505	49.7

Fixed rate:
Standard advance products:
Short-term fixed rate advances	215,385	1.4	54,380	0.3
Regular fixed rate advances	5,250,635	33.0	5,483,902	31.9
Fixed rate callable advances	83,720	0.5	83,720	0.5
Standard housing and community development advances:
Regular fixed rate advances	269,199	1.7	276,366	1.6
Total fixed rate advances	5,818,939	36.6	5,898,368	34.3

Convertible:
Standard advance products:
Fixed rate convertible advances	1,680,742	10.6	1,685,242	9.8

Amortizing:
Standard advance products:
Fixed rate amortizing advances	522,325	3.3	546,120	3.2
Fixed rate callable amortizing advances	34,142	0.2	34,185	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	488,149	3.1	487,840	2.8
Fixed rate callable amortizing advances	5,250	0.0	5,359	0.0
Total amortizing advances	1,049,866	6.6	1,073,504	6.2

TOTAL PAR VALUE	$15,899,891	100.0%	$17,193,619	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at March 31, 2014 and December 31, 2013, although balances have declined during the current quarter. The 7.5 percent decrease in advance par value (see Table 12) was due to growth in our members’ other funding sources, such as deposits, and/or decreases in loan or investment assets which resulted in repayment of advances. We expect advances as a percent of total assets to increase as part of our strategic initiative to achieve an increased core mission asset focus (see “Executive Level Overview” under this Item 2).

As of March 31, 2014 and December 31, 2013, 61.8 percent and 64.1 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. For the most part, our member institutions continue to reduce outstanding advances as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. A large percentage of our members reduced their advance balances in the first quarter of 2014, and our advances with many members could continue to decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher‐yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during 2013.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 78.8 percent and 79.2 percent of our total advance portfolio as of March 31, 2014 and December 31, 2013, respectively.

Table 13 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 13

	03/31/2014		12/31/2013
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Capitol Federal Savings Bank	$2,475,000	15.5%	$2,525,000	14.7%
MidFirst Bank	2,458,000	15.5	2,720,000	15.8
Bank of Oklahoma, NA	1,002,500	6.3	1,005,650	5.8
Security Benefit Life Insurance Co.	865,000	5.5	1,015,000	5.9
United of Omaha Life Insurance Co.	728,500	4.6
Security Life of Denver Insurance Co.			700,000	4.1
TOTAL	$7,529,000	47.4%	$7,965,650	46.3%

Table 14 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 14

	Three-month Period Ended
	03/31/2014		03/31/2013
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$13,768	22.3%	$15,954	22.6%
American Fidelity Assurance Co.	4,458	7.2	4,391	6.2
Security Benefit Life Insurance Co.	2,691	4.4	2,372	3.3
United of Omaha Life Insurance Co.	1,714	2.8
Ent Federal Credit Union	1,593	2.6
MidFirst Bank			2,104	3.0
Pacific Life Insurance Co.			1,979	2.8
TOTAL	$24,224	39.3%	$26,800	37.9%

[1]

Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(32.8) million and $(38.5) million for the three-month periods ended March 31, 2014 and 2013, respectively.

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

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the first quarter of 2014 was $195.2 million. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in an increase of 0.6 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2013 to March 31, 2014. Net mortgage loans as a percentage of total assets increased from 17.5 percent as of December 31, 2013, to 18.6 percent as of March 31, 2014.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2014.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. We discontinued our mortgage loan participations in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs.

The number of approved PFIs increased from 275 as of December 31, 2013 to 281 as of March 31, 2014. During the first quarter of 2014, we purchased loans from 155 PFIs with no one PFI accounting for more than 7.9 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2014 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 15 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balance for Bank of America (non-member that acquired a former PFI and currently does not have the ability to sell loans to us under the MPF Program) has declined with the prepayment of loans held in the portfolio.

Table 15

	3/31/2014		12/31/2013
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$276,654	4.7%	$286,762	4.9%
FirstBank of Colorado	174,432	3.0	170,004	2.9
Tulsa Teachers Credit Union	138,573	2.3	129,134	2.2
SAC Federal Credit Union	127,004	2.2
Farmers Bank & Trust N.A.	122,979	2.1	124,810	2.1
Bank of America, N.A.[1]			127,084	2.2
TOTAL	$839,642	14.3%	$837,794	14.3%

[1]	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2014 was 751 FICO and 72.6 percent LTV. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience. Similar to the par value of conventional mortgage loans, the allowance for credit losses remained relatively flat in the first quarter of 2014. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 6 of the Notes to the Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity for our customers and their need for advances on an ongoing basis. Total investments increased 9.4 percent primarily due to an overall increase in short-term investments used for liquidity, including Federal funds sold and reverse repurchase agreements. This was more than offset by the 80.3 percent decline in cash from December 31, 2013, when we were unable to invest due to low yields and a general shortage of suitable investments in the market.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members and to maintain liquidity, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under this Item 2 for a discussion of our liquidity management.

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

Table 16

	03/31/2014	12/31/2013
Interest-bearing deposits	$-	$48
Federal funds sold	1,215,000	575,000
Commercial paper	49,998	-
Certificates of deposit	149,999	260,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,414,997	$835,057

__________

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K. As of March 31, 2014, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of March 31, 2014, all unsecured term investments were rated as investment grade based on NRSROs (see Table 20).

Table 17 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2014. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities. As of March 31, 2014, 85.9 percent of the carrying value of total unsecured investments held by us had overnight maturities.

Table 17

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Due 91 – 180 days	Total
Domestic	$-	$50,000	$-	$-	$50,000
U.S. subsidiaries of foreign commercial banks	-	49,998	-	-	49,998
Total domestic and U.S. subsidiaries of foreign commercial banks	-	99,998	-	-	99,998
U.S. Branches and agency offices of foreign commercial banks:
Finland	375,000	-	-	-	375,000
Norway	325,000	-	-	-	325,000
United Kingdom	315,000	-	-	-	315,000
Canada	200,000	49,999	-	-	249,999
Sweden	-	50,000	-	-	50,000
Total U.S. Branches and agency offices of foreign commercial banks	1,215,000	99,999	-	-	1,314,999
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,215,000	$199,997	$-	$-	$1,414,997

__________

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs and supranational entities and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, United Kingdom, Canada and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable (e.g., these investments were extremely low the latter half of 2013 and remained low at year end so we had limited investments in reverse repurchase agreements during that timeframe). To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and taxable state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are classified as trading securities to enhance our liquidity position. Over half of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of March 31, 2014, the amortized cost of our MBS/CMO portfolio represented 303 percent of our regulatory capital. As of March 31, 2014, we held $161.8 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of March 31, 2014 or December 31, 2013. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 18 (in thousands).

Table 18

	03/31/2014	12/31/2013
Trading securities:
Commercial paper	$49,998	$-
Certificates of deposit	149,999	260,009
U.S. Treasury obligations	25,026	25,012
GSE debentures	1,723,668	2,247,966
Mortgage-backed securities:
U.S. obligation residential MBS	1,060	1,090
GSE residential MBS	160,963	170,700
Total trading securities	2,110,714	2,704,777

Held-to-maturity securities:
State or local housing agency obligations	62,237	63,472
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	66,459	68,977
GSE single-family and multi-family residential MBS	4,772,117	4,974,649
Private-label residential MBS	296,128	315,333
Home equity loan ABS	1,220	1,228
Total held-to-maturity securities	5,198,161	5,423,659
Total securities	7,308,875	8,128,436

Interest-bearing deposits	309	1,116

Federal funds sold	1,215,000	575,000

Securities purchased under agreements to resell	1,000,000	-

TOTAL INVESTMENTS	$9,524,184	$8,704,552

The contractual maturities of our investments are summarized by security type in Table 19 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 19

	03/31/2014
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Commercial Paper	$49,998	$-	$-	$-	$49,998
Certificates of deposit	149,999	-	-	-	149,999
U.S. Treasury obligations	-	25,026	-	-	25,026
GSE debentures	517,685	1,098,593	107,390	-	1,723,668
Mortgage-backed securities:
U.S. obligation residential MBS	-	-	-	1,060	1,060
GSE residential MBS	-	-	-	160,963	160,963
Total trading securities	717,682	1,123,619	107,390	162,023	2,110,714
Yield on trading securities	0.08%	4.34%	3.25%	2.64%

Held-to-maturity securities:
State or local housing agency obligations	-	-	20,005	42,232	62,237
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	9	53	-	66,397	66,459
GSE single-family and multi-family residential MBS	-	65,103	1,471,906	3,235,108	4,772,117
Private-label residential MBS	-	28,082	14,526	253,520	296,128
Home equity loans ABS	-	-	-	1,220	1,220
Total held-to-maturity securities	9	93,238	1,506,437	3,598,477	5,198,161
Yield on held-to-maturity securities	6.89%	2.72%	2.56%	2.21%

Total securities	717,691	1,216,857	1,613,827	3,760,500	7,308,875
Yield on total securities	0.08%	4.21%	2.61%	2.22%

Interest-bearing deposits	309	-	-	-	309

Federal funds sold	1,215,000	-	-	-	1,215,000

Securities purchased under agreements to resell	1,000,000	-	-	-	1,000,000

TOTAL INVESTMENTS	$2,933,000	$1,216,857	$1,613,827	$3,760,500	$9,524,184

Securities Ratings – Tables 20 and 21 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs.

Table 20

	03/31/2014 Carrying Value[1]
	Investment Grade					Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A		Triple-B
Interest-bearing deposits[2]	$-	$309	$		$-	$-	$-	$309

Federal funds sold[2]	-	375,000		840,000	-	-	-	1,215,000

Securities purchased under agreements to resell[3]	-			250,000	-	-	750,000	1,000,000

Investment securities:
Non-mortgage-backed securities:
Commercial paper[2]	-	49,998		-	-	-	-	49,998
Certificates of deposit[2]	-	99,999		50,000	-	-	-	149,999
U.S. Treasury obligations	-	25,026		-	-	-	-	25,026
GSE debentures	-	1,723,668		-	-	-	-	1,723,668
State or local housing agency obligations	16,362	30,000		-	15,875	-	-	62,237
Total non-mortgage-backed securities	16,362	1,928,691		50,000	15,875	-	-	2,010,928
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	67,519		-	-	-	-	67,519
GSE single-family and multi-family residential MBS	-	4,933,080		-	-	-	-	4,933,080
Private label residential MBS	-	12,596		14,129	108,457	160,870	76	296,128
Home equity loan ABS	-	-		-	-	766	454	1,220
Total mortgage-backed securities	-	5,013,195		14,129	108,457	161,636	530	5,297,947

TOTAL INVESTMENTS	$16,362	$7,317,195		$1,154,129	$124,332	$161,636	$750,530	$9,524,184

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $12.5 million at March 31, 2014.
[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 92 days.
[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 21

	12/31/2013 Carrying Value[1]
	Investment Grade				Below Investment Grade	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$48	$1,068	$-	$-	$-	$-	$1,116

Federal funds sold[2]	-	375,000	200,000	-	-	-	575,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	-	260,009	-	-	-	-	260,009
U.S. Treasury obligations	-	25,012	-	-	-	-	25,012
GSE debentures	-	2,247,966	-	-	-	-	2,247,966
State or local housing agency obligations	16,477	30,000		16,995	-	-	63,472
Total non-mortgage-backed securities	16,477	2,562,987	-	16,995	-	-	2,596,459
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	-	70,067	-	-	-	-	70,067
GSE single-family and multi-family residential MBS	-	5,145,349		-	-	-	5,145,349
Private label residential MBS	2,148	16,053	13,939	125,939	157,174	80	315,333
Home equity loan ABS					749	479	1,228
Total mortgage-backed securities	2,148	5,231,469	13,939	125,939	157,923	559	5,531,977

TOTAL INVESTMENTS	$18,673	$8,170,524	$213,939	$142,934	$157,923	$559	$8,704,552

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.2 million at December 31, 2013.
[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 95 days.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 22 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 22

	03/31/2014			12/31/2013
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$45,591	$109,157	$154,748	$50,734	$115,983	$166,717
Alt-A	84,847	78,785	163,632	90,124	82,100	172,224
Total private-label residential MBS	130,438	187,942	318,380	140,858	198,083	338,941

Home equity loan ABS:
Subprime	-	3,177	3,177	-	3,348	3,348
TOTAL	$130,438	$191,119	$321,557	$140,858	$201,431	$342,289

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 23 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 23

03/31/2014 Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$12,614	$-	$-	$12,614
Single-A	14,168	-	-	14,168
Triple-B	108,570	-	2,968	105,602
Below investment grade:
Double-B	65,600	-	1,992	63,608
Single-B	35,246	4,729	688	29,829
Triple-C	47,544	-	28,944	18,600
Double-C	15,117	3,850	7,555	3,712
Single-D	21,662	227	21,435	-
Unrated	1,036	-	-	1,036
TOTAL	$321,557	$8,806	$63,582	$249,169

Amortized cost	$312,185	$8,361	$57,473	$246,351
Gross unrealized losses	(13,605)	-	(4,231)	(9,374)
Fair value	302,542	8,692	54,002	239,848

OTTI:
Credit-related OTTI charge taken year-to-date	$361	$27	$318	$16
Non-credit-related OTTI charge taken year-to-date	(361)	(27)	(318)	(16)
TOTAL	$-	$-	$-	$-

Weighted average percentage of fair value to UPB	94.1%	98.7%	84.9%	96.3%
Original weighted average credit support[1]	4.9	3.0	5.7	4.8
Weighted average credit support[1]	10.4	4.3	4.6	12.1
Weighted average collateral delinquency[2]	11.0	15.7	14.0	10.0

[1]

Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 27 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 109 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

Tables 24 and 25 present a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 24

Private-label residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	11.9%	5.7%	31.2%	11.5%
2005	11.3	9.8	33.4	6.4
2006	11.4	10.5	37.9	4.3
Total Prime	11.8	6.1	31.6	10.8

Alt-A:
2004 and prior	12.3	9.4	33.8	13.2
2005	10.6	14.5	38.8	4.4
Total Alt-A	11.7	11.2	35.5	10.2

TOTAL	11.8%	8.7%	33.6%	10.5%

Table 25

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	4.8%	5.5%	78.7%	2.1%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the first quarter of 2014, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended March 31, 2014 is $0.7 million compared to $0.4 million recorded under the base case scenario.

Deposits: Total deposits increased 6.1 percent from December 31, 2013 to March 31, 2014, marked most significantly by an increase in overnight balances and certificates of deposit. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2014 if demand for loans at member institutions increases, if members continue to de-leverage their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Discount notes are primarily used to fund: (1) shorter-term advances or adjustable rate advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets.

Total consolidated obligations decreased 5.9 percent from December 31, 2013 to March 31, 2014. Discount notes decreased from 35.2 percent of total outstanding consolidated obligations as of December 31, 2013 to 32.1 percent as of March 31, 2014 primarily as a result of the decrease in our line of credit product and other adjustable rate advance products (see this Item 2 – “Financial Condition – Advances”). Bonds decreased from $20.1 billion as of December 31, 2013 to $19.8 billion as of March 31, 2014 primarily due to declines in bonds swapped or indexed to LIBOR as we allowed our excess LIBOR-based debt position to decline. We have also begun efforts to reduce our balance sheet allocation to money market securities and some other investments and plan to continue this throughout the remainder of 2014, which may continue to have some impact on the composition mix of our liabilities between bonds and discount notes.

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2014 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 2.

While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

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

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements and the uncertainty surrounding the cost associated with clearing intermediated derivatives we have placed a moratorium on these intermediated derivative transactions until such time that we can determine their future cost structure. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased slightly, from $18.9 billion at December 31, 2013 to $18.3 billion at March 31, 2014, primarily due to our recent use of LIBOR-based variable rate bonds for funding instead of variable rate bonds swapped to LIBOR. For additional information regarding the types of derivative instruments and risks hedged, see Tables 33 and 34 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, decreased slightly from $3.5 billion as of December 31, 2013 to $3.3 billion as of March 31, 2014 as part of our strategic core mission asset initiative. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. government-guaranteed debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures decreased to $1.6 billion in par value as of March 31, 2014 from $2.2 billion in par value as of December 31, 2013, reflecting maturities of these debentures during the first quarter of 2014. We anticipate further declines in our short-term investments as part of our strategic core mission asset initiatives but will ensure that we maintain adequate levels for liquidity and collateral purposes.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above our minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. Managing our average capital ratio sufficiently above minimum regulatory and RMP requirements helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) initiated at our discretion to adjust our balance sheet size or manage the amount of excess capital stock; or (2) upon the submission of a redemption request by a member. On April 4, 2014, we repurchased $276 million of excess Class A Common Stock as part of our strategic core mission asset initiatives. This excess capital stock repurchase was generally funded through the issuance of additional discount notes, thus effectively decreasing our capital-to-assets ratio. Going forward, we plan to repurchase all excess Class A Common Stock on a regular basis, which will generally be at least monthly. Ultimately, we anticipate this reduction in excess capital stock will allow us to reduce our money market and other investments while still maintaining adequate levels for liquidity and collateral purposes.

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout the first quarter of 2014 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding remained unchanged at 39 days as of March 31, 2014 and December 31, 2013. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account decreased to 2 days as of March 31, 2014 from 7 days as of December 31, 2013 primarily due to a decrease in the average remaining maturity of term investments and an increase in investments with overnight maturities, which was only partially offset by the decrease in cash. As a result of the decrease in the weighted average maturity of these short-term assets and no change in the weighted average maturity of discount notes outstanding, the mismatch of discount notes and our money market investment portfolio increased from 32 days on December 31, 2013 to 37 days on March 31, 2014. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; and (3) the desire not to increase our balance sheet allocation to other investment categories. We left $0.3 billion in our Federal Reserve Bank account on March 31, 2014 compared to $1.7 billion on December 31, 2013 primarily due to insufficient returns at December 31, 2013.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: Total capital consists of capital stock, retained earnings and AOCI.

As reflected in Table 26, capital stock decreased due to lower advance balances (activity-based stock purchase requirement), our repurchase of excess capital stock and, to a smaller extent, the loss of members resulting from mergers, acquisitions of members (asset-based stock purchase requirement). Capital stock declined 6.9 percent from December 31, 2013 to March 31, 2014, primarily due to an increase in repurchases of excess stock, which was related in part to a decrease in the required level of Class B Common Stock as a result of the decrease in advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. Beginning May 5, 2014, the activity-based stock purchase requirement for advances will be reduced from the current 5.0 percent to 4.5 percent. Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock purchase. As member advance activity declines, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. As discussed previously, in April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock is still in effect. As reflected in Table 26, the amount of excess stock held by members decreased. This decrease is at least partially attributable to: (1) our capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth (increased capital stock balances) or reduction (decreased capital stock balances) in advance balances in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations, including being in compliance with all of our regulatory capital requirements after any such discretionary repurchase.

Our activity-based stock purchase requirements are consistent with our cooperative structure: members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 26 provides a summary of member capital requirements under our current capital plan as of March 31, 2014 and December 31, 2013 (in thousands):

Table 26

Requirement	03/31/2014	12/31/2013
Asset-based (Class A only)	$153,269	$155,282
Activity-based (additional Class B)[1]	705,694	765,590
Total Required Stock[2]	858,963	920,872
Excess Stock (Class A and B)	311,487	336,141
Total Stock[2]	$1,170,450	$1,257,013

Activity-based Requirements:
Advances[3]	$792,795	$857,562
AMA assets (mortgage loans)[4]	2,376	2,467
Total Activity-based Requirement	795,171	860,029
Asset-based Requirement (Class A stock) not supporting member activity[1]	63,792	60,843
Total Required Stock[2]	$858,963	$920,872

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
[2]	Includes mandatorily redeemable capital stock.
[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.
[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

The increase in retained earnings from December 31, 2013 to March 31, 2014 is attributable to the net income for the quarter of $22.3 million exceeding the $8.2 million payment of dividends for the first quarter of 2014. The Board of Directors believed that it was appropriate and prudent to aggressively grow our retained earnings during this period when our earnings were strong, allowing us to pay an acceptable dividend on our members’ capital stock investments and also build retained earnings. Another factor is the JCE Agreement with the other 11 FHLBanks effective February 28, 2011 that provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. Under the risk-based capital requirement, we are required to maintain permanent capital at all times in an amount at least equal to the sum of our credit risk, market risk and operations risk capital requirements, calculated in accordance with the rules and regulations of the Finance Agency. Only permanent capital, defined as retained earnings and Class B stock, can be used to satisfy our risk-based capital requirement. The Finance Agency, at its discretion, may require us to maintain a greater amount of permanent capital than is required by the risk-based capital requirements. We are required to maintain total capital at all times of at least four percent of total assets. Total capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Finally, we are required to maintain leverage capital of at least five percent of total assets. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and other capital weighted 1.0 times divided by total assets. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 12 in the Notes to Financial Statements included under Item 1 for compliance as of March 31, 2014 and December 31, 2013.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2013 and 2014 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of zero to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 27 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 27

Applicable Rate per Annum	03/31/2014	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Class A Common Stock	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	4.00	3.75	3.50	3.50	3.50
Weighted Average[1]	2.60	2.51	2.31	2.48	2.39

Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.07%	0.09%	0.09%	0.12%	0.14%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We announced on March 28, 2014 that we anticipate dividend rates per annum of 1.00 percent on Class A Common Stock and 5.00 percent on Class B Common Stock for the second quarter of 2014. This increase in dividend rates was precipitated by a change in our capital management practices that we anticipate will result in a higher percentage payout of quarterly earnings and a slower growth of retained earnings in the future. We anticipate that dividend rates on Class A Common Stock will be at or above 1.00 percent for future dividend periods and that the dividend parity threshold calculation will not become a determining factor as to the dividend rate on Class A Common Stock even when the calculation results in a positive number. We also anticipate that dividend rates on Class B Common Stock after the second quarter of 2014 may be increased above 5.00 percent, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends on both Class A Common Stock and Class B Common Stock at the increased rates per annum. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

While we paid dividends primarily in the form of capital stock in the first quarter of 2014, future dividends may be paid in cash as we analyze potential changes to our capital management practices. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

Risk Management

Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Management” in our Form 10-K for more information on our ERM program.

Our Risk Philosophy Statement, approved by our Board of Directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our Board of Directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management strive to ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions. Our monthly Risk Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within our Risk Appetite Metrics document, which is also approved by our Board of Directors. The Risk Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard Board of Directors involvement (low residual risk environment). Emerging risks (those that are newer to the organization or are the result of macro-level changes) are included on our New and Emerging Risks report and reviewed with our Board of Directors on a quarterly basis to ensure appropriate risk management strategies are identified and pursued to manage emerging risks to our desired residual risk appetite.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy, risk appetite statement, risk appetite metrics and reviewing the annual and business unit risk assessment reports, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Lending and AMA Activities – Credit risk with members arises partly as a result of our lending and AMA activities (members’ CE obligations on conventional mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, derivatives, and members’ CE obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account (FLA) and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime.

Investments – As noted previously, the RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Approximately 93 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). All of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 20), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of three securities that experienced immaterial cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in rehabilitation after having previously entered into bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of March 31, 2014.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2014.

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

Tables 28 and 29 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 28

03/31/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$721,000	$2,382	$-	$2,382
Single-A	4,376,450	36,642	31,128	5,514
Cleared derivatives[1]	392,500	470	(7,510)	7,980
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	938,000	(4,775)	(5,000)	225
Cleared derivatives[1]	1,394,500	(3,280)	(9,504)	6,224
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,822,450	$31,439	$9,114	$22,325

__________

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.
[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Table 29

12/31/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$96,000	$1,459	$-	$1,459
Single-A	5,159,825	33,616	27,669	5,947
Cleared derivatives[1]	1,146,500	6,912	(5,954)	12,866
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	1,217,500	(30,328)	(37,824)	7,496
Cleared derivatives[1]	10,000	(38)	(203)	165
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,629,825	$11,621	$(16,312)	$27,933

__________

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.
[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. Unsecured credit exposure continues to be cautiously placed, with non-derivatives exposure concentrated in the United States, United Kingdom, Canada, and the Nordic countries.

Table 30 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of March 31, 2014 (dollar amounts in thousands):

Table 30

	Finland		Norway		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$375,000	1.2%	$325,000	1.0%	$515,000	1.6%	$1,215,000	3.8%

Trading securities[3]	-	-	-	-	99,999	0.3	99,999	0.3

Derivative assets:
Net exposure at fair value	-	-	-	-	11,029		11,029
Cash collateral held	-	-	-	-	(7,527)		(7,527)
Net exposure after cash collateral	-	-	-	-	3,502	0.0	3,502	0.0

TOTAL	$375,000	1.2%	$325,000	1.0%	$618,501	1.9%	$1,318,501	4.1%

__________

[1]

Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2014 were $0.6 billion (Canada and United Kingdom).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2014.

We generally maintained stable access to the capital markets for the first three months of 2014. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of March 31, 2014 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards

See Note 2 of the Notes to the Financial Statements included under Item 1 – “Financial Statements” for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments

The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Housing and Economic Recovery Act of 2008, as amended (Housing Act) and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Finance Agency Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac (together, the Enterprises) and the FHLBanks (together with the Enterprises, the “regulated entities”). In addition, the proposed rule would make certain amendments or additions, including provisions to:

▪

Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopts an enterprise wide risk management program and appoints a chief risk officer with certain enumerated responsibilities;

▪

Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

▪

Require each regulated entity’s board of directors to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

▪

Require each FHLBank to designate in its bylaws a body of law to follow for its corporate governance practices and procedures that may arise for which no federal law controls, choosing from: (a) the law of the jurisdiction in which the FHLBank maintains its principal office; (b) the Delaware General Corporation Law; or (c) the Revised Model Business Corporation Act. The proposed rule states that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices and may limit or prohibit indemnification payments in support of the safe and sound operations of the regulated entity.

Comments on the proposed rule are due by May 15, 2014.

Finance Agency Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule setting forth requirements and processes with respect to compensation provided to executive officers by FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director of the Finance Agency determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

The final rule also addresses the Director’s authority to approve, in advance, agreements or contracts of executive officers that provide compensation in connection with termination of employment. The final rule became effective on February 27, 2014.

Finance Agency Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule setting forth the standards that the Director of the Finance Agency will take into consideration when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with Federal Deposit Insurance Corporation golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating. The final rule became effective on February 27, 2014.

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

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 bps. During periods of extremely low interest rates, such as the current interest rate environment, the Finance Agency requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this Finance Agency requirement. The DOE that management and the Board of Directors consider prudent and reasonable is somewhat lower than the RMP limits and can change depending upon market conditions and other factors. As set forth in our Risk Appetite Metrics approved by the Board of Directors, we typically manage the current base DOE to remain in the range of ±2.5 and DOE in the ±200 basis point interest rate shock scenarios to remain in the range of ±4.0. The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits or operating ranges established, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. Corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. For additional information on management of our DOE, see Item 7 – “Quantitative and Qualitative Disclosures About Market Risk” in our annual report on Form 10-K. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of March 31, 2014. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

Table 31 presents the DOE in the base case and the up and down 100 and 200 basis point interest rate shock scenarios:

Table 31

Duration of Equity
Date	Up 200 Basis Points	Up 100 Basis Points	Base	Down 100 Basis Points	Down 200 Basis Points
03/31/2014	2.7	1.7	0.1	4.3	0.4
12/31/2013	2.1	1.3	-0.2	1.9	0.3
09/30/2013	2.0	0.8	-1.8	0.5	-0.9
06/30/2013	2.1	1.1	-1.8	0.5	-1.0
03/31/2013	1.2	-1.0	-0.1	-0.5	-0.4

The DOE as of March 31, 2014 increased in all scenarios from December 31, 2013. The primary factors contributing to these net increases in duration during the period were: (1) the general decline of interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with the associated increase of this portfolio as a percent of total assets as the balance sheet contracted as advances and capital levels declined and as prepayment projections increased based on the general decrease in longer term interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods.

The decrease in longer-term interest rates during the first quarter of 2014 generally resulted in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio during this period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio level duration profile changed as expected since a general decrease in interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, faster projected prepayments indicate a relative increase in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio increased slightly in net outstanding balance and increased as an overall percentage of total assets as the balance sheet contracted, increasing from 17.5 percent of total assets as of December 31, 2013 to 18.6 percent as of March 31, 2014. With this weighting increase, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. The DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. For example, as the absolute balance of the mortgage loan portfolio increased during the period, the actual market value of the portfolio increased as well in response to the decline in interest rates and became an even larger percentage of the overall market value of assets. This increase in market value is expected behavior since fixed rate portfolios exhibit price increases as interest rates decline and reflects the traditional inverse price to yield relationship. Since the mortgage loan portfolio continues to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

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

With the decrease in rates increasing projected prepayments and generally shortening the overall duration profile for the mortgage loan portfolio, the absolute impact to DOE was generally a net increase since the mortgage loan portfolio as a percentage of overall assets increased as the balance sheet contracted with advances and capital levels decreasing during the period, which more than offset the impact of the mortgage shortening caused by lower mortgage rates. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, as interest rates decreased during the period and as we continued to experience measured prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decrease in interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten. This liability shortening is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address potential customer advance and capital stock activity. The combination of these factors contributed to the net DOE increase in all scenarios.

With respect to the Agency variable rate MBS/CMO portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the adjustable rate MBS/CMOs. We did not purchase Agency variable rate MBS/CMO securities or interest rate caps during the first quarter of 2014.

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

Even though we have established limits for only the base and ±200 basis point interest rate shock scenarios, we also consider the measurements in the ±100 basis point interest rate shock scenarios. As noted in Table 31, the down 100 basis point interest rate shock scenario DOE has increased over the past several quarters. This increase is primarily due to the convexity profile of the mortgage loans and the associated unswapped callable consolidated obligation bonds with short lock-out periods where the convexity profile of the liabilities is generally more sensitive than our mortgage loan portfolio in the down 100 basis point interest rate shock scenario. Typically this relationship corresponds with greater sensitivity of the options embedded in the liabilities and the overall duration profile of the portfolio of unswapped callable consolidated obligation bonds with short lock-out periods shortening more rapidly as rates decline as the short lock-out periods allow the call options to be exercised efficiently. The mortgage loan portfolio shortens as well when rates decline, but generally the prepayment option is not exercised as quickly or as efficiently. As noted previously, as rates decline and the liability options are exercised, the called bonds have virtually no duration. Once the bonds are called, we typically replace the called bonds with unswapped callable bonds at lower funding levels (at market rates) and our liability duration generally lengthens. As rates decline and new liabilities are issued, the overall duration of liabilities will naturally lengthen and will reduce the overall asset sensitivity of DOE (become less positive). In addition, the down interest rate scenarios are also subject to a zero rate boundary constraint as discussed below.

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

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though the base and ±200 basis point interest rate shock scenarios’ DOE measurements are inside management’s operating range as of March 31, 2014, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions, including discussions involving the down 100 basis point interest rate shock scenario as discussed previously.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.1 month and -0.2 month for March 31, 2014 and December 31, 2013, respectively. As discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the declining interest rate environment during the first quarter of 2014. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 32 presents MVE as a percent of TRCS. As of March 31, 2014, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital. The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our AMA capital stock requirement during the third quarter of 2013 and exercised measured repurchases of excess capital stock throughout the period (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Level Overview” for additional information), leading to a lower level of capital that inherently increased our ratio of MVE to TRCS from December 31, 2013 to March 31, 2014 in all interest rate scenarios in the table below.

Table 32

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Up 100 Basis Points	Base	Down 100 Basis Point	Down 200 Basis Points
03/31/2014	166	170	171	177	178
12/31/2013	165	169	169	171	172
09/30/2013	163	166	165	164	162
06/30/2013	156	159	158	157	155
03/31/2013	161	161	157	160	158

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

Tables 33 and 34 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 33

03/31/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,206,115	$(103,278)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	728
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,678,742	(127,191)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(2,227)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	36
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(98,358)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,411,800	28,952
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	282
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	68,330	(210)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,412,000	100,939
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	650,000	5,208
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	110,000	(2,651)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,550,000	(43,704)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,835,000	224
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	66,000	-
TOTAL				$18,328,807	$(241,250)

Table 34

12/31/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,268,989	$(113,832)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	1,660
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,683,242	(137,562)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(2,648)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	120
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,061,820	(115,098)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,511,800	40,861
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	499
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	65,620	(265)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,286,000	104,904
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	655,000	3,251
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(4,900)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,220,000	(73,705)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,630,000	(808)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	66,000	-
TOTAL				$18,917,471	$(297,523)

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of March 31, 2014. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 14, 2014, incorporated by reference herein.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

Date: May 9, 2014	By: /s/ Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

Date: May 9, 2014	By: /s/ Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)