Form 10-Q
period 2014-06-30
Federal Home Loan Bank of Topeka
filed 2014-08-08
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
August 6, 2014
Class A Stock, par value $100	1,828,177
Class B Stock, par value $100	8,513,570

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

•
Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government sponsored enterprises (GSE); or the FHLBank System in general;

•	Regulatory actions and determinations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act);

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in the mortgage, housing, and capital markets;

•	Changes in demand for advances or consolidated obligations of the FHLBank and/or of the FHLBank System;

•	Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment, and other accounting rule requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, interest rates and indices and the timing and volume of market activity;

•
Membership changes, including changes resulting from member failures or mergers, changes in the principal place of business of members or changes in the Federal Housing Finance Agency (Finance Agency) regulations on membership standards;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, nonmember borrowers, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

•
Our ability to keep pace with technological changes and the ability of the FHLBank to develop and support technology and information systems, including the ability to access the internet and internet-based systems and services, sufficient to effectively manage the risks of the FHLBank’s business;

•
The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the FHLBank has joint and several liability;

•	Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;

•
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections; and

•
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

[1]	"Mortgage Partnership Finance," "MPF" and "eMPF" are registered trademarks of the Federal Home Loan Bank of Chicago.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2014	12/31/2013
ASSETS
Cash and due from banks	$737,132	$1,713,940
Interest-bearing deposits	669	1,116
Securities purchased under agreements to resell (Note 11)	1,000,000	—
Federal funds sold	865,000	575,000

Investment securities:
Trading securities (Note 3)	1,596,292	2,704,777
Held-to-maturity securities[1] (Note 3)	5,312,349	5,423,659
Total investment securities	6,908,641	8,128,436

Advances (Notes 4, 6)	17,449,516	17,425,487

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,095,504	5,956,228
Less allowance for credit losses on mortgage loans (Note 6)	(4,658)	(6,748)
Mortgage loans held for portfolio, net	6,090,846	5,949,480

Overnight loans to other FHLBanks (Note 17)	120,000	—
Accrued interest receivable	69,148	72,526
Premises, software and equipment, net	10,832	11,146
Derivative assets, net (Notes 7, 11)	26,069	27,957
Other assets	43,020	45,216

TOTAL ASSETS	$33,320,873	$33,950,304

LIABILITIES
Deposits (Notes 8)	$776,902	$961,888

Consolidated obligations, net:
Discount notes (Note 9)	11,462,971	10,889,565
Bonds (Note 9)	19,405,969	20,056,964
Total consolidated obligations, net	30,868,940	30,946,529

Mandatorily redeemable capital stock (Note 12)	4,519	4,764
Accrued interest payable	61,196	62,447
Affordable Housing Program payable (Note 10)	34,937	35,264
Derivative liabilities, net (Notes 7, 11)	85,017	108,353
Other liabilities	27,888	29,839

TOTAL LIABILITIES	31,859,399	32,149,084

Commitments and contingencies (Note 15)

1    Fair value: $5,318,792 and $5,415,205 as of June 30, 2014 and December 31, 2013, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2014	12/31/2013

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,545 and 4,300 shares issued and outstanding) (Note 12)	$154,470	$430,063
Class B ($100 par value; 7,231 and 8,222 shares issued and outstanding) (Note 12)	723,122	822,186
Total capital stock	877,592	1,252,249

Retained earnings:
Unrestricted	538,086	515,589
Restricted	61,913	51,743
Total retained earnings	599,999	567,332

Accumulated other comprehensive income (loss) (Note 13)	(16,117)	(18,361)

TOTAL CAPITAL	1,461,474	1,801,220

TOTAL LIABILITIES AND CAPITAL	$33,320,873	$33,950,304

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
INTEREST INCOME:
Interest-bearing deposits	$43	$88	$80	$201
Securities purchased under agreements to resell	28	252	42	779
Federal funds sold	233	283	482	704
Trading securities	12,606	13,827	25,642	28,198
Held-to-maturity securities	12,081	14,412	24,392	29,814
Advances	29,201	30,798	57,989	63,047
Prepayment fees on terminated advances	549	2,079	824	3,242
Mortgage loans held for portfolio	50,841	48,273	101,602	96,375
Other	385	417	775	843
Total interest income	105,967	110,429	211,828	223,203

INTEREST EXPENSE:
Deposits	200	276	438	589
Consolidated obligations:
Discount notes	1,718	2,268	3,562	4,705
Bonds	47,696	55,820	96,936	113,718
Mandatorily redeemable capital stock (Note 12)	12	7	16	13
Other	42	40	83	76
Total interest expense	49,668	58,411	101,035	119,101

NET INTEREST INCOME	56,299	52,018	110,793	104,102
Provision (reversal) for credit losses on mortgage loans (Note 6)	(2,109)	(416)	(1,814)	1,531
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	58,408	52,434	112,607	102,571

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	—	—	—	(14)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(62)	(73)	(423)	(138)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(62)	(73)	(423)	(152)
Net gain (loss) on trading securities (Note 3)	(5,678)	(21,223)	(11,012)	(30,919)
Net gain (loss) on derivatives and hedging activities (Note 7)	(10,354)	11,525	(24,333)	8,467
Standby bond purchase agreement commitment fees	1,561	1,198	3,117	2,366
Letters of credit fees	807	777	1,592	1,562
Other	573	522	1,233	928
Total other income (loss)	(13,153)	(7,274)	(29,826)	(17,748)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
OTHER EXPENSES:
Compensation and benefits	$7,053	$6,809	$14,194	$13,329
Other operating	3,419	3,451	6,898	6,842
Federal Housing Finance Agency	563	481	1,290	1,217
Office of Finance	582	568	1,121	1,222
Other	1,881	1,814	2,779	2,788
Total other expenses	13,498	13,123	26,282	25,398

INCOME BEFORE ASSESSMENTS	31,757	32,037	56,499	59,425

Affordable Housing Program (Note 10)	3,177	3,204	5,652	5,944

NET INCOME	$28,580	$28,833	$50,847	$53,481

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Net income	$28,580	$28,833	$50,847	$53,481

Other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	—	—	—	(14)
Reclassification of non-credit portion included in net income	62	73	423	152
Accretion of non-credit portion	927	1,313	1,732	2,729
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	989	1,386	2,155	2,867

Defined benefit pension plan:
Amortization of net loss	44	100	89	201
Total defined benefit pension plan	44	100	89	201

Total other comprehensive income	1,033	1,486	2,244	3,068

TOTAL COMPREHENSIVE INCOME	$29,613	$30,319	$53,091	$56,549

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance at December 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	6	593	2,802	280,257	2,808	280,850					280,850
Repurchase/redemption of capital stock	(455)	(45,556)	(39)	(3,870)	(494)	(49,426)					(49,426)
Comprehensive income							42,785	10,696	53,481	3,068	56,549
Net reclassification of shares to mandatorily redeemable capital stock	(127)	(12,704)	(950)	(94,991)	(1,077)	(107,695)					(107,695)
Net transfer of shares between Class A and Class B	749	74,927	(749)	(74,927)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(141)		(141)		(141)
Stock issued			163	16,316	163	16,316	(16,316)		(16,316)		—
Balance at June 30, 2013	4,226	$422,564	9,819	$981,937	14,045	$1,404,501	$479,674	$38,632	$518,306	$(22,189)	$1,900,618

										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	10	1,018	2,649	264,880	2,659	265,898					265,898
Repurchase/redemption of capital stock	(4,816)	(481,630)	(76)	(7,647)	(4,892)	(489,277)					(489,277)
Comprehensive income							40,677	10,170	50,847	2,244	53,091
Net reclassification of shares to mandatorily redeemable capital stock	(73)	(7,313)	(1,620)	(161,995)	(1,693)	(169,308)					(169,308)
Net transfer of shares between Class A and Class B	2,124	212,332	(2,124)	(212,332)	—	—					—
Dividends on capital stock (Class A - 0.5%, Class B - 4.5%):
Cash payment							(150)		(150)		(150)
Stock issued			180	18,030	180	18,030	(18,030)		(18,030)		—
Balance at June 30, 2014	1,545	$154,470	7,231	$723,122	8,776	$877,592	$538,086	$61,913	$599,999	$(16,117)	$1,461,474

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2014	06/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,847	$53,481
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(9,612)	(17,890)
Concessions on consolidated obligations	2,701	3,477
Premiums and discounts on investments, net	(370)	(426)
Premiums, discounts and commitment fees on advances, net	(6,432)	(7,755)
Premiums, discounts and deferred loan costs on mortgage loans, net	6,840	12,002
Fair value adjustments on hedged assets or liabilities	6,296	7,622
Premises, software and equipment	932	990
Other	89	201
Provision (reversal) for credit losses on mortgage loans	(1,814)	1,531
Non-cash interest on mandatorily redeemable capital stock	15	12
Net other-than-temporary impairment losses on held-to-maturity securities	423	152
Net realized (gain) loss on sale of premises and equipment	7	(5)
Other (gains) losses	12	13
Net (gain) loss on trading securities	11,012	30,919
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	32,289	(8,541)
(Increase) decrease in accrued interest receivable	3,412	4,804
Change in net accrued interest included in derivative assets	(1,636)	839
(Increase) decrease in other assets	859	940
Increase (decrease) in accrued interest payable	(1,252)	(7,727)
Change in net accrued interest included in derivative liabilities	(1,053)	627
Increase (decrease) in Affordable Housing Program liability	(327)	1,303
Increase (decrease) in other liabilities	(2,283)	(43)
Total adjustments	40,108	23,045
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	90,955	76,526

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2014	06/30/2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$50,908	$86,019
Net (increase) decrease in securities purchased under resale agreements	(1,000,000)	1,535,853
Net (increase) decrease in Federal funds sold	(290,000)	(580,000)
Net (increase) decrease in short-term trading securities	260,000	(553,126)
Proceeds from maturities of and principal repayments on long-term trading securities	837,473	235,075
Purchases of long-term trading securities	—	(393,424)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	454,388	812,994
Purchases of long-term held-to-maturity securities	(340,977)	(923,935)
Principal collected on advances	24,519,144	41,391,407
Advances made	(24,564,807)	(43,770,224)
Principal collected on mortgage loans	346,608	736,739
Purchase or origination of mortgage loans	(494,653)	(776,717)
Proceeds from sale of foreclosed assets	2,792	2,536
Principal collected on other loans made	1,039	971
Net (increase) decrease in loans to other FHLBanks	(120,000)	—
Proceeds from sale of premises, software and equipment	1	10
Purchases of premises, software and equipment	(626)	(3,173)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(338,710)	(2,198,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(183,721)	(259,252)
Net proceeds from issuance of consolidated obligations:
Discount notes	23,337,238	46,446,969
Bonds	4,664,791	3,729,408
Payments for maturing and retired consolidated obligations:
Discount notes	(22,763,589)	(43,494,122)
Bonds	(5,363,500)	(4,714,000)
Net increase (decrease) in securities sold under agreements to repurchase	—	19,950
Proceeds from financing derivatives	—	82
Net interest payments received (paid) for financing derivatives	(27,175)	(28,022)
Proceeds from issuance of capital stock	265,898	280,850
Payments for repurchase/redemption of capital stock	(489,277)	(49,426)
Payments for repurchase of mandatorily redeemable capital stock	(169,568)	(107,962)
Cash dividends paid	(150)	(141)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(729,053)	1,824,334
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(976,808)	(298,135)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,713,940	369,997
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$737,132	$71,862

Supplemental disclosures:
Interest paid	$105,166	$125,394

Affordable Housing Program payments	$6,145	$4,751

Net transfers of mortgage loans to real estate owned	$2,811	$3,062

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2014

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation: The accompanying interim financial statements of the FHLBank are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instruction provided by Article 10, Rule 10-01 of Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

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

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of trading securities, the fair value of derivatives, the determination of OTTI on investments and the allowance for credit losses. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

Reclassifications: Certain amounts in the financial statements and related footnotes have been reclassified to conform to current period presentations. These reclassifications have no impact on total assets, net income, total comprehensive income, total capital or cash flows.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the Financial Accounting Standards Board (FASB) issued guidance to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to that of secured borrowings, which is consistent with the accounting for repurchase agreements. The amendments also require two new disclosures:(1) information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements; (2) increased transparency about the types of collateral pledged for repurchase agreements and similar transactions accounted for as secured borrowings. The amendments are effective for the first interim or annual period beginning after December 15, 2014, which is January 1, 2015 for the FHLBank. The adoption of this amendment is not expected to a have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Revenue Recognition. In May 2014, the FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the FHLBank), including interim periods within that reporting period. The FHLBank is currently evaluating the new guidance to determine the impact it will have, if any, on its financial condition, results of operations, or cash flows.

Receivables - Troubled Debt Restructurings by Creditors. In January 2014, the FASB issued amendments intended to clarify when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when either: (a) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the FHLBank). Early adoption is permitted. The guidance may be adopted using a modified retrospective transition method or a prospective transition method. The adoption of this amendment is not expected to a have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Joint and Several Liability. In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. This guidance requires an entity to measure these obligations as the sum of: (1) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (2) any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, this guidance requires an entity to disclose the nature and amount of the obligation as well as other information about these obligations. This guidance was effective for interim and annual periods beginning on or after December 15, 2013 (January 1, 2014 for the FHLBank) and was applied retrospectively to obligations with joint and several liabilities existing at the beginning of the current fiscal year. The adoption of this guidance did not have a material effect on the FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of June 30, 2014 are summarized in Table 3.1 (in thousands):

Table 3.1

	06/30/2014
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$25,031	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise obligations[1,2]	1,417,882	—	—	—	—	—	—
State or local housing agency obligations	—	131,601	—	131,601	17	7,949	123,669
Non-mortgage-backed securities	1,442,913	131,601	—	131,601	17	7,949	123,669
Mortgage-backed securities:
U.S. obligation residential[3]	1,014	63,498	—	63,498	88	19	63,567
Government-sponsored enterprise residential[4]	152,365	4,842,178	—	4,842,178	27,617	18,561	4,851,234
Private-label mortgage-backed securities:
Residential loans	—	273,781	13,759	287,540	2,609	12,428	277,721
Home equity loans	—	1,291	89	1,380	1,221	—	2,601
Mortgage-backed securities	153,379	5,180,748	13,848	5,194,596	31,535	31,008	5,195,123
TOTAL	$1,596,292	$5,312,349	$13,848	$5,326,197	$31,552	$38,957	$5,318,792

[1]
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

[2]	See Note 17 for transactions with other FHLBanks.

[3]	Represents MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2013 are summarized in Table 3.2 (in thousands):

Table 3.2

	12/31/2013
	Trading	Held-to-maturity
	Fair Value	Carrying Value	OTTI Recognized in OCI	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$260,009	$—	$—	$—	$—	$—	$—
U.S. Treasury obligations	25,012	—	—	—	—	—	—
Government-sponsored enterprise obligations[1,2]	2,247,966	—	—	—	—	—	—
State or local housing agency obligations	—	63,472	—	63,472	19	8,619	54,872
Non-mortgage-backed securities	2,532,987	63,472	—	63,472	19	8,619	54,872
Mortgage-backed securities:
U.S obligation residential[3]	1,090	68,977	—	68,977	217	14	69,180
Government-sponsored enterprise residential[4]	170,700	4,974,649	—	4,974,649	21,744	27,108	4,969,285
Private-label mortgage-backed securities:
Residential loans	—	315,333	15,825	331,158	2,304	14,361	319,101
Home equity loans	—	1,228	178	1,406	1,361	—	2,767
Mortgage-backed securities	171,790	5,360,187	16,003	5,376,190	25,626	41,483	5,360,333
TOTAL	$2,704,777	$5,423,659	$16,003	$5,439,662	$25,645	$50,102	$5,415,205

[1]
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[2]	See Note 17 for transactions with other FHLBanks.

[3]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.3 summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of June 30, 2014. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

Table 3.3

	06/30/2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$44,103	$7,949	$44,103	$7,949
Non-mortgage-backed securities	—	—	44,103	7,949	44,103	7,949
Mortgage-backed securities:
U.S. obligation residential[1]	58,494	19	—	—	58,494	19
Government-sponsored enterprise residential[2]	641,675	2,269	1,090,720	16,292	1,732,395	18,561
Private-label mortgage-backed securities:
Residential loans	13,727	57	157,500	12,371	171,227	12,428
Mortgage-backed securities	713,896	2,345	1,248,220	28,663	1,962,116	31,008
TOTAL TEMPORARILY IMPAIRED SECURITIES	$713,896	$2,345	$1,292,323	$36,612	$2,006,219	$38,957

[1]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.4 summarizes (in thousands) the held-to-maturity securities with unrecognized losses as of December 31, 2013. The unrecognized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrecognized loss position.

Table 3.4

	12/31/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses	Fair Value	Unrecognized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$6,660	$367	$38,743	$8,252	$45,403	$8,619
Non-mortgage-backed securities	6,660	367	38,743	8,252	45,403	8,619
Mortgage-backed securities:
U.S obligation residential[1]	25,814	14	—	—	25,814	14
Government-sponsored enterprise residential[2]	2,099,923	16,699	384,530	10,409	2,484,453	27,108
Private-label mortgage-backed securities:
Residential loans	21,053	109	175,474	14,252	196,527	14,361
Mortgage-backed securities	2,146,790	16,822	560,004	24,661	2,706,794	41,483
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,153,450	$17,189	$598,747	$32,913	$2,752,197	$50,102

[1]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2014 and December 31, 2013 are shown in Table 3.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.5

	06/30/2014			12/31/2013
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	19,885	19,885	18,437	21,240	21,240	19,582
Due after 10 years	111,716	111,716	105,232	42,232	42,232	35,290
Non-mortgage-backed securities	131,601	131,601	123,669	63,472	63,472	54,872
Mortgage-backed securities	5,194,596	5,180,748	5,195,123	5,376,190	5,360,187	5,360,333
TOTAL	$5,326,197	$5,312,349	$5,318,792	$5,439,662	$5,423,659	$5,415,205

Interest Rate Payment Terms: Table 3.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of June 30, 2014 and December 31, 2013 (in thousands):

Table 3.6

	06/30/2014	12/31/2013
Non-mortgage-backed securities:
Fixed rate	$10,751	$12,232
Variable rate	120,850	51,240
Non-mortgage-backed securities	131,601	63,472
Mortgage-backed securities:
Pass-through securities:
Fixed rate	45	78
Variable rate	1,247,806	1,298,146
Collateralized mortgage obligations:
Fixed rate	484,587	541,126
Variable rate	3,462,158	3,536,840
Mortgage-backed securities	5,194,596	5,376,190
TOTAL	$5,326,197	$5,439,662

Gains and Losses: Net gains (losses) on trading securities during the three and six months ended June 30, 2014 and 2013 are shown in Table 3.7 (in thousands):

Table 3.7

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Net gains (losses) on trading securities held as of June 30, 2014	$(5,552)	$(20,071)	$(10,462)	$(28,499)
Net gains (losses) on trading securities sold or matured prior to June 30, 2014	(126)	(1,152)	(550)	(2,420)
NET GAIN (LOSS) ON TRADING SECURITIES	$(5,678)	$(21,223)	$(11,012)	$(30,919)

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred as of June 30, 2014 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 3.8 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/asset-backed securities (ABS) investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Table 3.8

Private-label residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	12.0%	6.9%	6.0%	5.1%
Alt-A:
2005	12.3	10.2	36.1	3.0
TOTAL	12.2%	9.0%	25.4%	3.8%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	4.7%	6.9%	94.9%	6.6%

For the 27 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of June 30, 2014 are presented in Table 3.9 (in thousands):

Table 3.9

	06/30/2014
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$14,994	$14,064	$12,885	$14,119
Alt-A	64,341	58,380	45,800	54,274
Total private-label residential MBS	79,335	72,444	58,685	68,393
Home equity loans:
Subprime	3,069	1,380	1,291	2,601
TOTAL	$82,404	$73,824	$59,976	$70,994

Table 3.10 presents a roll-forward of OTTI activity for the three and six months ended June 30, 2014 and 2013 related to credit losses recognized in earnings (in thousands):

Table 3.10

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Balance, beginning of period	$9,895	$10,950	$9,917	$11,291
Additional charge on securities for which OTTI was previously recognized[1]	62	73	423	152
Amortization of credit component of OTTI[2]	(397)	(325)	(780)	(745)
Balance, end of period	$9,560	$10,698	$9,560	$10,698

[1]
For the three months ended June 30, 2014 and 2013, securities previously impaired represent all securities that were impaired prior to April 1, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, securities previously impaired represent all securities that were impaired prior to January 1, 2014 and 2013, respectively.

[2]
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

As of June 30, 2014, the fair value of a portion of the FHLBank’s held-to-maturity MBS portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2014 and December 31, 2013, the FHLBank had advances outstanding at interest rates ranging from 0.13 percent to 8.01 percent and 0.11 percent to 8.01 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of June 30, 2014 and December 31, 2013 (in thousands):

Table 4.1

	06/30/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,381,121	0.70%	$5,431,364	0.77%
Due after one year through two years	1,458,444	2.18	1,643,200	1.77
Due after two years through three years	1,856,733	1.95	1,650,222	1.98
Due after three years through four years	2,222,875	2.60	2,353,661	2.59
Due after four years through five years	1,010,863	1.59	1,302,199	2.42
Thereafter	4,309,716	1.35	4,812,973	1.09
Total par value	17,239,752	1.42%	17,193,619	1.45%
Discounts	(30,850)		(36,782)
Hedging adjustments	240,614		268,650
TOTAL	$17,449,516		$17,425,487

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2014 and December 31, 2013 include callable advances totaling $4,535,070,000 and $5,056,133,000, respectively. Of these callable advances, there were $4,407,796,000 and $4,932,869,000 of variable rate advances as of June 30, 2014 and December 31, 2013, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of June 30, 2014 and December 31, 2013, the FHLBank had convertible advances outstanding totaling $1,677,742,000 and $1,685,242,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of June 30, 2014 and December 31, 2013 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	06/30/2014	12/31/2013	06/30/2014	12/31/2013
Due in one year or less	$10,560,631	$10,172,524	$7,953,263	$7,038,106
Due after one year through two years	1,173,361	1,392,527	1,340,944	1,555,100
Due after two years through three years	1,362,137	1,175,623	1,610,383	1,528,722
Due after three years through four years	1,793,770	1,856,012	1,203,083	1,381,719
Due after four years through five years	635,907	1,062,253	942,863	979,999
Thereafter	1,713,946	1,534,680	4,189,216	4,709,973
TOTAL PAR VALUE	$17,239,752	$17,193,619	$17,239,752	$17,193,619

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of June 30, 2014 and December 31, 2013 (in thousands):

Table 4.3

	06/30/2014	12/31/2013
Fixed rate:
Due in one year or less	$1,829,115	$1,733,559
Due after one year	6,639,272	6,923,555
Total fixed rate	8,468,387	8,657,114
Variable rate:
Due in one year or less	4,552,006	3,697,805
Due after one year	4,219,359	4,838,700
Total variable rate	8,771,365	8,536,505
TOTAL PAR VALUE	$17,239,752	$17,193,619

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2014 and December 31, 2013 on mortgage loans held for portfolio (in thousands):

Table 5.1

	06/30/2014	12/31/2013
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,573,878	$1,611,289
Fixed rate, long-term, single-family mortgages	4,418,334	4,245,351
Total unpaid principal balance	5,992,212	5,856,640
Premiums	98,040	95,755
Discounts	(3,347)	(3,659)
Deferred loan costs, net	944	1,087
Other deferred fees	(187)	(212)
Hedging adjustments	7,842	6,617
Total before Allowance for Credit Losses on Mortgage Loans	6,095,504	5,956,228
Allowance for Credit Losses on Mortgage Loans	(4,658)	(6,748)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,090,846	$5,949,480

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of June 30, 2014 and December 31, 2013 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2014	12/31/2013
Conventional loans	$5,344,166	$5,212,048
Government-guaranteed or insured loans	648,046	644,592
TOTAL UNPAID PRINCIPAL BALANCE	$5,992,212	$5,856,640

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

Roll-forward of Allowance for Credit Losses: As of June 30, 2014, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. Table 6.1 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2014 (in thousands):

Table 6.1

	06/30/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$6,877	$—	$—	$—	$6,877
Charge-offs	(110)	—	—	—	(110)
Provision (reversal) for credit losses	(2,109)	—	—	—	(2,109)
Balance, end of three-month period	$4,658	$—	$—	$—	$4,658

Balance, beginning of six-month period	$6,748	$—	$—	$—	$6,748
Charge-offs	(276)	—	—	—	(276)
Provision (reversal) for credit losses	(1,814)	—	—	—	(1,814)
Balance, end of six-month period	$4,658	$—	$—	$—	$4,658

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$4,658	$—	$—	$—	$4,658
Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$17,469,553	$22,495	$17,492,048
Collectively evaluated for impairment	$5,458,965	$665,894	$—	$—	$6,124,859

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

[2]
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]	No financing receivables individually evaluated for impairment were determined to be impaired.

Table 6.2 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2013 (in thousands):

Table 6.2

	06/30/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$7,086	$—	$—	$—	$7,086
Charge-offs	(80)	—	—	—	(80)
Provision (reversal) for credit losses	(416)	—	—	—	(416)
Balance, end of three-month period	$6,590	$—	$—	$—	$6,590

Balance, beginning of six-month period	$5,416	$—	$—	$—	$5,416
Charge-offs	(357)	—	—	—	(357)
Provision (reversal) for credit losses	1,531	—	—	—	1,531
Balance, end of six-month period	$6,590	$—	$—	$—	$6,590

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$6,590	$—	$—	$—	$6,590
Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$18,838,708	$24,550	$18,863,258
Collectively evaluated for impairment	$5,315,914	678,423	$—	$—	$5,994,337

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of June 30, 2014 (dollar amounts in thousands):

Table 6.3

	06/30/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$31,121	$18,373	$—	$—	$49,494
Past due 60-89 days delinquent	8,122	6,657	—	—	14,779
Past due 90 days or more delinquent	13,123	5,748	—	—	18,871
Total past due	52,366	30,778	—	—	83,144
Total current loans	5,406,599	635,116	17,469,553	22,495	23,533,763
Total recorded investment	$5,458,965	$665,894	$17,469,553	$22,495	$23,616,907

Other delinquency statistics:
In process of foreclosure, included above[3]	$8,121	$3,927	$—	$—	$12,048
Serious delinquency rate[4]	0.3%	0.9%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$5,748	$—	$—	$5,748
Loans on non-accrual status[5]	$18,823	$—	$—	$—	$18,823

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,311,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 6.4 summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2013 (dollar amounts in thousands):

Table 6.4

	12/31/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$31,653	$21,605	$—	$—	$53,258
Past due 60-89 days delinquent	7,873	5,672	—	—	13,545
Past due 90 days or more delinquent	18,040	8,720	—	—	26,760
Total past due	57,566	35,997	—	—	93,563
Total current loans	5,265,483	626,379	17,446,437	23,540	23,361,839
Total recorded investment	$5,323,049	$662,376	$17,446,437	$23,540	$23,455,402

Other delinquency statistics:
In process of foreclosure, included above[3]	$7,665	$2,968	$—	$—	$10,633
Serious delinquency rate[4]	0.4%	1.3%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$8,720	$—	$—	$8,720
Loans on non-accrual status[5]	$21,294	$—	$—	$—	$21,294

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

The FHLBank had $4,879,000 and $4,307,000 classified as real estate owned recorded in other assets as of June 30, 2014 and December 31, 2013, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2014 and December 31, 2013 (in thousands):

Table 7.1

	06/30/2014			12/31/2013
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$10,825,357	$109,915	$254,902	$10,285,231	$127,059	$347,123
Interest rate caps/floors	247,000	—	1,810	247,000	—	2,648
Total fair value hedges	11,072,357	109,915	256,712	10,532,231	127,059	349,771
Economic hedges:
Interest rate swaps	2,376,820	1,831	101,068	3,691,820	4,260	120,166
Interest rate caps/floors	4,275,800	21,284	49	4,627,800	41,463	103
Mortgage delivery commitments	78,898	457	1	65,620	24	289
Total economic hedges	6,731,518	23,572	101,118	8,385,240	45,747	120,558
TOTAL	$17,803,875	133,487	357,830	$18,917,471	172,806	470,329
Netting adjustments[1]		(109,200)	(109,200)		(161,161)	(161,161)
Cash collateral[2]		1,782	(163,613)		16,312	(200,815)
DERIVATIVE ASSETS AND LIABILITIES		$26,069	$85,017		$27,957	$108,353

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty.

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

For the three and six months ended June 30, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$406	$(1,220)	$(849)	$(5,297)
Total net gain (loss) related to fair value hedge ineffectiveness	406	(1,220)	(849)	(5,297)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	6,368	14,941	14,863	25,592
Interest rate caps/floors	(9,354)	11,370	(21,480)	11,422
Net interest settlements	(9,883)	(9,203)	(19,786)	(18,386)
Mortgage delivery commitments	2,109	(4,362)	2,919	(4,848)
Intermediary transactions:
Interest rate swaps	—	(1)	—	(16)
Total net gain (loss) related to derivatives not designated as hedging instruments	(10,760)	12,745	(23,484)	13,764
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(10,354)	$11,525	$(24,333)	$8,467

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended June 30, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	06/30/2014				06/30/2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$2,364	$(2,381)	$(17)	$(35,211)	$94,226	$(92,541)	$1,685	$(39,668)
Consolidated obligation bonds	27,098	(26,675)	$423	24,330	(89,881)	86,976	$(2,905)	28,152
TOTAL	$29,462	$(29,056)	$406	$(10,881)	$4,345	$(5,565)	$(1,220)	$(11,516)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six months ended June 30, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Six Months Ended
	06/30/2014				06/30/2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$21,281	$(20,970)	$311	$(71,080)	$135,093	$(132,988)	$2,105	$(80,841)
Consolidated obligation bonds	54,158	(55,318)	$(1,160)	45,780	(116,749)	109,347	$(7,402)	52,801
TOTAL	$75,439	$(76,288)	$(849)	$(25,300)	$18,344	$(23,641)	$(5,297)	$(28,040)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $28,588,000 and $21,045,000 as of June 30, 2014 and December 31, 2013, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of June 30, 2014 and December 31, 2013 was $153,622,000 and $308,776,000, respectively, for which the FHLBank has posted collateral with a fair value of $68,876,000 and $200,815,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $63,200,000 and $77,830,000 of collateral to its bilateral derivative counterparties as of June 30, 2014 and December 31, 2013.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2014 or December 31, 2013.

The FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of June 30, 2014 and December 31, 2013 (in thousands):

Table 8.1

	06/30/2014	12/31/2013
Interest-bearing:
Demand	$254,094	$214,645
Overnight	431,700	686,100
Term	49,600	23,800
Total interest-bearing	735,394	924,545
Non-interest-bearing:
Demand	41,508	37,343
Total non-interest-bearing	41,508	37,343
TOTAL DEPOSITS	$776,902	$961,888

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2014 and December 31, 2013 (in thousands):

Table 9.1

	06/30/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,116,200	0.69%	$6,177,700	0.74%
Due after one year through two years	3,497,950	1.02	3,182,300	0.69
Due after two years through three years	1,694,600	1.67	1,635,750	1.70
Due after three years through four years	1,595,625	2.09	1,397,935	2.56
Due after four years through five years	1,277,000	1.48	1,333,940	1.79
Thereafter	6,159,150	2.28	6,312,600	2.28
Total par value	19,340,525	1.51%	20,040,225	1.49%
Premiums	30,012		36,613
Discounts	(4,388)		(4,605)
Hedging adjustments	39,820		(15,269)
TOTAL	$19,405,969		$20,056,964

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2014 and December 31, 2013 includes callable bonds totaling $8,771,000,000 and $8,302,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issues, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2014 and December 31, 2013 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	06/30/2014	12/31/2013
Due in one year or less	$13,627,200	$14,189,700
Due after one year through two years	3,512,950	3,248,300
Due after two years through three years	1,070,600	1,126,750
Due after three years through four years	653,625	761,935
Due after four years through five years	154,000	378,940
Thereafter	322,150	334,600
TOTAL PAR VALUE	$19,340,525	$20,040,225

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2014 and December 31, 2013 (in thousands):

Table 9.3

	06/30/2014	12/31/2013
Fixed rate	$11,395,525	$11,705,225
Simple variable rate	5,160,000	5,895,000
Step up/step down	2,635,000	2,220,000
Range	105,000	90,000
Variable to fixed rate	25,000	85,000
Fixed to variable rate	20,000	45,000
TOTAL PAR VALUE	$19,340,525	$20,040,225

Consolidated Discount Notes: Consolidated discount notes are issued to raise short-term funds. Consolidated discount notes are consolidated obligations with original maturities of up to one year. These consolidated discount notes are generally issued at less than their face amount and redeemed at par value when they mature.

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2014	$11,462,971	$11,464,256	0.06%

December 31, 2013	$10,889,565	$10,890,528	0.08%

[1]	Represents yield to maturity excluding concession fees.

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent percent of the current year’s net earnings. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. The FHLBank accrues this expense monthly based on its net earnings.

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

Table 10.1 details the change in the AHP liability for the three and six months ended June 30, 2014 and 2013 (in thousands):

Table 10.1

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Appropriated and reserved AHP funds as of the beginning of the period	$36,466	$32,544	$35,264	$31,198
AHP set aside based on current year income	3,177	3,204	5,652	5,944
Direct grants disbursed	(4,785)	(3,311)	(6,145)	(4,751)
Recaptured funds[1]	79	64	166	110
Appropriated and reserved AHP funds as of the end of the period	$34,937	$32,501	$34,937	$32,501

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

Tables 11.1 and 11.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2014 and December 31, 2013 (in thousands):

Table 11.1

06/30/2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$132,371	$(121,211)	$11,160	$(457)	$10,703
Cleared derivatives	1,116	13,793	14,909	—	14,909
Total derivative assets	133,487	(107,418)	26,069	(457)	25,612
Securities purchased under agreements to resell	1,000,000	—	1,000,000	(1,000,000)	—
TOTAL	$1,133,487	$(107,418)	$1,026,069	$(1,000,457)	$25,612

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 11.2

12/31/2013
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$165,894	$(150,968)	$14,926	$(24)	$14,902
Cleared derivatives	6,912	6,119	13,031	—	13,031
Total derivative assets	172,806	(144,849)	27,957	(24)	27,933
TOTAL	$172,806	$(144,849)	$27,957	$(24)	$27,933

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 11.3 and 11.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2014 and December 31, 2013 (in thousands):

Table 11.3

06/30/2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$346,207	$(261,190)	$85,017	$(50)	$84,967
Cleared derivatives	11,623	(11,623)	—	—	—
Total derivative liabilities	357,830	(272,813)	85,017	(50)	84,967
TOTAL	$357,830	$(272,813)	$85,017	$(50)	$84,967

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 11.4

12/31/2013
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$470,290	$(361,937)	$108,353	$(392)	$107,961
Cleared derivatives	39	(39)	—	—	—
Total derivative liabilities	470,329	(361,976)	108,353	(392)	107,961
TOTAL	$470,329	$(361,976)	$108,353	$(392)	$107,961

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

NOTE 12 – CAPITAL

The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. Regulatory capital does not include accumulated other comprehensive income (AOCI) but does include mandatorily redeemable capital stock.

•
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

•
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

•
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times, divided by total assets.

Table 12.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2014 and December 31, 2013 (in thousands):

Table 12.1

	06/30/2014		12/31/2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$374,061	$1,323,228	$414,914	$1,389,646
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	5.4%
Total regulatory capital	$1,332,835	$1,482,110	$1,358,012	$1,824,345
Leverage capital ratio	5.0%	6.4%	5.0%	7.4%
Leverage capital	$1,666,044	$2,143,723	$1,697,515	$2,519,168

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

Table 12.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three and six months ended June 30, 2014 and 2013 (in thousands):

Table 12.2

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Balance at beginning of period	$4,641	$4,979	$4,764	$5,665
Capital stock subject to mandatory redemption reclassified from equity during the period	97,767	69,428	169,308	107,695
Redemption or repurchase of mandatorily redeemable capital stock during the period	(97,900)	(69,004)	(169,568)	(107,962)
Stock dividend classified as mandatorily redeemable capital stock during the period	11	7	15	12
Balance at end of period	$4,519	$5,410	$4,519	$5,410

Table 12.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2014 and December 31, 2013 (in thousands). The year of redemption in Table 12.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until 6 months (Class A Common Stock) or 5 years (Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 12.3

Contractual Year of Repurchase	06/30/2014	12/31/2013
Year 1	$—	$166
Year 2	53	52
Year 3	1	—
Year 4	47	—
Year 5	—	74
Past contractual redemption date due to remaining activity[1]	4,418	4,472
TOTAL	$4,519	$4,764

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create member excess stock under certain circumstances. The FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2014, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 13.1 summarizes the changes in AOCI for the three months ended June 30, 2014 and 2013 (in thousands):

Table 13.1

	Three Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2013	$(19,365)	$(4,310)	$(23,675)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	1,313		1,313
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	73		73
Amortization of net loss - defined benefit pension plan[2]		100	100
Net current period other comprehensive income (loss)	1,386	100	1,486
Balance at June 30, 2013	$(17,979)	$(4,210)	$(22,189)

Balance at March 31, 2014	$(14,837)	$(2,313)	$(17,150)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	927		927
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	62		62
Amortization of net loss - defined benefit pension plan[2]		44	44
Net current period other comprehensive income (loss)	989	44	1,033
Balance at June 30, 2014	$(13,848)	$(2,269)	$(16,117)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 13.2 summarizes the changes in AOCI for the six months ended June 30, 2014 and 2013 (in thousands):

Table 13.2

	Six Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2012	$(20,846)	$(4,411)	$(25,257)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(14)		(14)
Accretion of non-credit loss	2,729		2,729
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	152		152
Amortization of net loss - defined benefit pension plan[2]		201	201
Net current period other comprehensive income (loss)	2,867	201	3,068
Balance at June 30, 2013	$(17,979)	$(4,210)	$(22,189)

Balance at December 31, 2013	$(16,003)	$(2,358)	$(18,361)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	1,732		1,732
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	423		423
Amortization of net loss - defined benefit pension plan[2]		89	89
Net current period other comprehensive income (loss)	2,155	89	2,244
Balance at June 30, 2014	$(13,848)	$(2,269)	$(16,117)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 14 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2014 and December 31, 2013.

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•	Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the FHLBank can access on the measurement date.

•
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

•	Level 3 Inputs – Unobservable inputs for the asset or liability.

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no transfers during the three and six months ended June 30, 2014 and 2013.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of June 30, 2014 and December 31, 2013 are summarized in Tables 14.1 and 14.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 14.1

	06/30/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$737,132	$737,132	$737,132	$—	$—	$—
Interest-bearing deposits	669	669	—	669	—	—
Securities purchased under agreements to resell	1,000,000	1,000,000	—	1,000,000	—	—
Federal funds sold	865,000	865,000	—	865,000	—	—
Trading securities	1,596,292	1,596,292	—	1,596,292	—	—
Held-to-maturity securities	5,312,349	5,318,792	—	4,914,801	403,991	—
Advances	17,449,516	17,518,278	—	17,518,278	—	—
Mortgage loans held for portfolio, net of allowance	6,090,846	6,282,265	—	6,282,265	—	—
Overnight loans to other FHLBanks	120,000	120,000	—	120,000	—	—
Accrued interest receivable	69,148	69,148	—	69,148	—	—
Derivative assets	26,069	26,069	—	133,487	—	(107,418)
Liabilities:
Deposits	776,902	776,902	—	776,902	—	—
Consolidated obligation discount notes	11,462,971	11,462,459	—	11,462,459	—	—
Consolidated obligation bonds	19,405,969	19,372,612	—	19,372,612	—	—
Mandatorily redeemable capital stock	4,519	4,519	4,519	—	—	—
Accrued interest payable	61,196	61,196	—	61,196	—	—
Derivative liabilities	85,017	85,017	—	357,830	—	(272,813)
Other Asset (Liability):
Standby letters of credit	(837)	(837)	—	(837)	—	—
Standby bond purchase agreements	220	6,334	—	6,334	—	—
Standby credit facility	(14)	(14)	—	(14)	—	—
Advance commitments	—	91	—	91	—	—

Table 14.2

	12/31/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$1,713,940	$1,713,940	$1,713,940	$—	$—	$—
Interest-bearing deposits	1,116	1,116	—	1,116	—	—
Federal funds sold	575,000	575,000	—	575,000	—	—
Trading securities	2,704,777	2,704,777	—	2,704,777	—	—
Held-to-maturity securities	5,423,659	5,415,205	—	5,038,465	376,740	—
Advances	17,425,487	17,461,489	—	17,461,489	—	—
Mortgage loans held for portfolio, net of allowance	5,949,480	5,991,371	—	5,991,371	—	—
Accrued interest receivable	72,526	72,526	—	72,526	—	—
Derivative assets	27,957	27,957	—	172,806	—	(144,849)
Liabilities:
Deposits	961,888	961,888	—	961,888	—	—
Consolidated obligation discount notes	10,889,565	10,889,682	—	10,889,682	—	—
Consolidated obligation bonds	20,056,964	19,808,605	—	19,808,605	—	—
Mandatorily redeemable capital stock	4,764	4,764	4,764	—	—	—
Accrued interest payable	62,447	62,447	—	62,447	—	—
Derivative liabilities	108,353	108,353	—	470,329	—	(361,976)
Other Asset (Liability):
Standby letters of credit	(996)	(996)	—	(996)	—	—
Standby bond purchase agreements	208	6,868	—	6,868	—	—
Standby credit facility	(45)	(45)	—	(45)	—	—
Advance commitments	—	(182)	—	(182)	—	—

Fair Value Measurements: Tables 14.3 and 14.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of June 30, 2014 and December 31, 2013 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 14.3

	06/30/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,031	$—	$25,031	$—	$—
Government-sponsored enterprise obligations[2,3]	1,417,882	—	1,417,882	—	—
U.S. obligation residential MBS[4]	1,014	—	1,014	—	—
Government-sponsored enterprise residential MBS[5]	152,365	—	152,365	—	—
Total trading securities	1,596,292	—	1,596,292	—	—
Derivative assets:
Interest-rate related	25,612	—	133,030	—	(107,418)
Mortgage delivery commitments	457	—	457	—	—
Total derivative assets	26,069	—	133,487	—	(107,418)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,622,361	$—	$1,729,779	$—	$(107,418)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$85,016	$—	357,829	$—	$(272,813)
Mortgage delivery commitments	1	—	1	—	—
Total derivative liabilities	85,017	—	357,830	—	(272,813)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$85,017	$—	$357,830	$—	$(272,813)

Nonrecurring fair value measurements - Assets:
Real estate owned[6]	$729	$—	$—	$729	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$729	$—	$—	$729	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[3]	See Note 17 for transactions with other FHLBanks.

[4]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Includes real estate owned written down to fair value during the quarter ended June 30, 2014 and still outstanding as of June 30, 2014.

Table 14.4

	12/31/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$260,009	$—	$260,009	$—	$—
U.S. Treasury obligations	25,012	—	25,012	—	—
Government-sponsored enterprise obligations[2,3]	2,247,966	—	2,247,966	—	—
U.S. obligation residential MBS[4]	1,090	—	1,090	—	—
Government-sponsored enterprise residential MBS[5]	170,700	—	170,700	—	—
Total trading securities	2,704,777	—	2,704,777	—	—
Derivative assets:
Interest-rate related	27,933	—	172,782	—	(144,849)
Mortgage delivery commitments	24	—	24	—	—
Total derivative assets	27,957	—	172,806	—	(144,849)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,732,734	$—	$2,877,583	$—	$(144,849)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$108,064	$—	$470,040	$—	$(361,976)
Mortgage delivery commitments	289	—	289	—	—
Total derivative liabilities	108,353	—	470,329	—	(361,976)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$108,353	$—	$470,329	$—	$(361,976)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$237	$—	$—	$237	$—
Real estate owned[7]	497	—	—	497	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$734	$—	$—	$734	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit, and Farmer Mac. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[3]	See Note 17 for transactions with other FHLBanks.

[4]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Excludes impaired securities with carrying values less than their fair values at date of impairment.

[7]	Includes real estate owned written down to fair value during the quarter ended December 31, 2013 and still outstanding as of December 31, 2013.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $769,174,697,000 and $735,906,150,000 as of June 30, 2014 and December 31, 2013, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of June 30, 2014, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2014 and December 31, 2013, off-balance sheet commitments are presented in Table 15.1 (in thousands):

Table 15.1

	06/30/2014			12/31/2013
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,310,544	$9,456	$2,320,000	$2,530,810	$12,038	$2,542,848
Standby credit facility commitments outstanding	50,000	—	50,000	50,000	—	50,000
Advance commitments outstanding	6,000	—	6,000	6,000	—	6,000
Commitments for standby bond purchases	753,502	842,104	1,595,606	363,777	1,293,972	1,657,749
Commitments to fund or purchase mortgage loans	78,898	—	78,898	65,620	—	65,620
Commitments to issue consolidated bonds, at par	530,000	—	530,000	75,000	—	75,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2014, outstanding standby letters of credit had original terms of 8 days to 10 years with a final expiration in 2020. As of December 31, 2013, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $837,000 and $996,000 as of June 30, 2014 and December 31, 2013, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby credit facility (SCF) commitments legally bind and unconditionally obligate the FHLBank for additional advances to stockholders. These commitments are executed for members for a fee and are for terms of up to one year. Unearned fees are recorded in other liabilities and amounted to $14,000 and $45,000 as of June 30, 2014 and December 31, 2013, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit, SCF commitments or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2016, though some are renewable at the option of the FHLBank.  As of June 30, 2014 and December 31, 2013, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three and six months ended June 30, 2014 and 2013.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $456,000 and $(265,000) as of June 30, 2014 and December 31, 2013, respectively.

NOTE 16 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 16.1 and 16.2 present information as of June 30, 2014 and December 31, 2013 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2014 or 2013 (amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 16.1

06/30/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Capitol Federal Savings Bank	KS	$500	0.3%	$112,376	15.5%	$112,876	12.8%
MidFirst Bank	OK	500	0.3	100,352	13.9	100,852	11.4
TOTAL		$1,000	0.6%	$212,728	29.4%	$213,728	24.2%

Table 16.2

12/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$136,870	16.7%	$137,370	10.9%
Capitol Federal Savings Bank	KS	2,100	0.5	126,995	15.4	129,095	10.3
TOTAL		$2,600	0.6%	$263,865	32.1%	$266,465	21.2%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2014 and December 31, 2013 are summarized in Table 16.3 (amounts in thousands).

Table 16.3

	06/30/2014		12/31/2013		06/30/2014		12/31/2013
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Capitol Federal Savings Bank	$2,475,000	14.3%	$2,525,000	14.7%	$518	0.1%	$611	0.1%
MidFirst Bank	2,206,000	12.8	2,720,000	15.8	483	0.1	538	0.1
TOTAL	$4,681,000	27.1%	$5,245,000	30.5%	$1,001	0.2%	$1,149	0.2%

MidFirst Bank and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2014 and 2013.

Transactions with FHLBank Directors’ Financial Institutions: Table 16.4 presents information as of June 30, 2014 and December 31, 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 16.4

	06/30/2014		12/31/2013
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$198,495	1.2%	$203,310	1.2%

Deposits	$8,400	1.1%	$6,220	0.6%

Class A Common Stock	$3,672	2.3%	$9,380	2.1%
Class B Common Stock	6,232	0.9	8,332	1.0
TOTAL CAPITAL STOCK	$9,904	1.1%	$17,712	1.4%

Table 16.5 presents mortgage loans acquired during the three and six months ended June 30, 2014 and 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (amounts in thousands).

Table 16.5

	Three Months Ended				Six Months Ended
	06/30/2014		06/30/2013		06/30/2014		06/30/2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$27,987	9.7%	$19,442	5.2%	$41,154	8.5%	$41,092	5.4%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three and six months ended June 30, 2014 and 2013 as presented in Table 17.1 (in thousands). All transactions occurred at market prices.

Table 17.1

	Three Months Ended		Six Months Ended
Business Activity	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Average overnight interbank loan balances to other FHLBanks[1]	$2,308	$2,099	$1,497	$1,083
Average overnight interbank loan balances from other FHLBanks[1]	—	5,220	221	4,779
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	535	2,697	555	2,606
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	807	783	1,598	1,559
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—	45,000
_________

[1]
Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks is included in Other Interest Income and interest expense on borrowings from other FHLBanks is included in Other Interest Expense on the Statements of Income.

[2]	Balances are interest bearing and are classified on the Statements of Condition as interest-bearing deposits.

[3]
Fees are calculated monthly based on 5.5 basis points per annum of outstanding loans originated since January 1, 2010 and are recorded in other expense. For outstanding loans originated since January 1, 2004 and through December 31, 2009, fees are calculated monthly based on 5.0 basis points per annum.

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $229,109,000 and $260,318,000 as of June 30, 2014 and December 31, 2013, respectively, are included in the non-MBS GSE obligations totals presented in Note 3. Interest income earned on these securities totaled $2,253,000 and $1,418,000 for the three months ended June 30, 2014 and 2013, respectively, and $4,514,000 and $2,832,000 for the six months ended June 30, 2014 and 2013, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2013, which includes audited financial statements and related notes for the year ended December 31, 2013. Our MD&A includes the following sections:

•	Executive Level Overview – a general description of our business and financial highlights;

•	Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;

•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;

•	Financial Condition – an analysis of our financial position;

•	Liquidity and Capital Resources – an analysis of our cash flows and capital position;

•	Risk Management – a discussion of our risk management strategies;

•	Recently Issued Accounting Standards; and

•	Recent Regulatory and Legislative Developments.

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2014	03/31/2014	12/31/2013	09/30/2013	06/30/2013
Statement of Condition (as of period end):
Total assets	$33,320,873	$32,099,092	$33,950,304	$36,144,769	$35,708,766
Investments[1]	8,774,310	9,524,184	8,704,552	10,328,938	10,720,934
Advances	17,449,516	16,112,925	17,425,487	18,805,283	18,817,468
Mortgage loans, net[2]	6,090,846	5,984,655	5,949,480	5,912,377	5,958,984
Total liabilities	31,859,399	30,369,008	32,149,084	34,331,505	33,808,148
Deposits	776,902	1,020,230	961,888	757,216	918,360
Consolidated obligation bonds, net[3]	19,405,969	19,765,733	20,056,964	21,055,434	20,866,135
Consolidated obligation discount notes, net[3]	11,462,971	9,356,707	10,889,565	12,185,294	11,621,564
Total consolidated obligations, net[3]	30,868,940	29,122,440	30,946,529	33,240,728	32,487,699
Mandatorily redeemable capital stock	4,519	4,641	4,764	5,184	5,410
Total capital	1,461,474	1,730,084	1,801,220	1,813,264	1,900,618
Capital stock	877,592	1,165,809	1,252,249	1,295,669	1,404,501
Total retained earnings	599,999	581,425	567,332	538,650	518,306
Accumulated other comprehensive income (loss)	(16,117)	(17,150)	(18,361)	(21,055)	(22,189)
Statement of Income (for the quarterly period ended):
Net interest income	56,299	54,494	59,125	54,546	52,018
Provision (reversal) for credit losses on mortgage loans	(2,109)	295	(135)	530	(416)
Other income (loss)	(13,153)	(16,673)	(3,239)	(9,831)	(7,274)
Other expenses	13,498	12,784	14,934	12,430	13,123
Income before assessments	31,757	24,742	41,087	31,755	32,037
AHP assessments	3,177	2,475	4,109	3,176	3,204
Net income	28,580	22,267	36,978	28,579	28,833
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	71	79	77	73	73
Dividends paid in stock[4]	9,935	8,095	8,219	8,162	8,626
Weighted average dividend rate[5]	4.22%	2.60%	2.51%	2.31%	2.48%
Dividend payout ratio[6]	35.01%	36.71%	22.43%	28.81%	30.17%
Return on average equity	7.48%	4.91%	7.94%	5.87%	6.10%
Return on average assets	0.35%	0.27%	0.40%	0.31%	0.32%
Average equity to average assets	4.69%	5.57%	5.09%	5.37%	5.31%
Net interest margin[7]	0.69%	0.67%	0.65%	0.60%	0.59%
Total capital ratio[8]	4.39%	5.39%	5.31%	5.02%	5.32%
Regulatory capital ratio[9]	4.45%	5.46%	5.37%	5.09%	5.40%
Ratio of earnings to fixed charges[10]	1.64	1.48	1.80	1.58	1.55

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $4,658,000, $6,877,000, $6,748,000, $6,891,000 and $6,590,000 as of June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 15 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $12,000, $4,000, $6,000, $6,000 and $7,000 for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.

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

Net income for the quarter ended June 30, 2014 was $28.6 million compared to $28.8 million for the quarter ended June 30, 2013. The slight decrease was due to a $21.9 million increase in net losses on derivatives and hedging activities, partially offset by a $15.5 million decrease in net losses on trading securities, a $4.3 million increase in net interest income before provision/reversal for loan loss, and a $1.7 million decrease in the provision/reversal for loan loss. Net income for the six months ended June 30, 2014 was $50.8 million compared to $53.5 million for the six months ended June 30, 2013. The $2.7 million decrease was due to a $32.8 million increase in net losses on derivatives and hedging activities, partially offset by a $19.9 million decrease in net losses on trading securities, a $6.7 million increase in net interest income before provision/reversal for loan loss, and a $3.3 million decrease in the provision/reversal for loan loss. The increase in net losses on derivatives and hedging activities was primarily a result of a decline in the fair value of interest rate caps due to interest rate fluctuations, compared to a gain in the fair value of the caps reported for the prior year period. Losses on trading securities, primarily swapped securities, declined between periods, which reduced the negative impact of the net losses on derivatives and hedging activities. The increase in net interest income before provision/reversal for loan loss between periods was due primarily to: (1) a decrease in the overall cost of borrowing compared to the prior year; and (2) an increase in the average yield on mortgage loans. The decrease in provision for loan loss was a result of continued improvement in the housing market along with refinements to our allowance for credit loss methodology. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities, and net gain (loss) on trading securities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets decreased $0.6 billion, or 1.9 percent, from December 31, 2013 to June 30, 2014. This decrease was due to a $1.2 billion, or 15.0 percent, decrease in investment securities, partially offset by a net $0.3 billion increase in cash and investments with overnight maturities and a $0.1 billion, or 2.4 percent, increase in mortgage loans. The decrease in investment securities is due to paydowns and maturities that were not reinvested, as part of the balance sheet initiative described in greater detail below. The increase in mortgage loans was largely a result of growth in the level of loans funded under the MPF program relative to the level of prepayments. Additionally, the number of selling PFIs increased during the quarter.

Total liabilities decreased $0.3 billion, or 0.9 percent, from December 31, 2013 to June 30, 2014. This decrease was primarily due to a $0.7 billion decrease in consolidated obligation bonds and a $0.2 billion decrease in deposits, which were partially offset by a $0.6 billion increase in consolidated obligation discount notes. The decrease in bonds from December 31, 2013 to June 30, 2014 was primarily a result of replacing $0.4 billion of unswapped callable bonds with discount notes. The increase in discount notes was also the result of an increase in our line of credit product balance and short-term advances, which are generally funded by discount notes. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The Class A dividend rate increased from 0.25 to 1.00 percent and the Class B dividend rate increased from 4.00 to 5.00 percent in the second quarter of 2014. Changes in the weighted average dividend rates over the periods ended June 30, 2014 (4.22 percent) and 2013 (2.48 percent) occurred primarily due to the dividend rate increases and a reduction in Class A stock due to excess stock repurchases under our current capital management practices. Other factors impacting the stock class mix and average dividend rates include: (1) a reduction in our activity stock (Class B) requirement for AMA in the third quarter of 2013; (2) a reduction in our activity stock (Class B) requirement for advances in the second quarter of 2014; (3) weekly exchanges of excess Class B stock to Class A; and (4) periodic repurchases of excess Class A stock.

Our strategic business plan for the period of 2014-2016 included balance sheet management strategies focusing on improving our core mission asset ratios and include the establishment of benchmark ratios of: (1) advances to consolidated obligations (Tier 1 ratio); and (2) advances plus AMA to consolidated obligations (Tier 2 ratio) (see further discussion of these benchmark ratios under Item 1A – Risk Factors” in our annual report on Form 10-K, incorporated by reference herein). Benchmarks established for 2014 will likely entail a reduced allocation to MBS, money market, and other investments over time through paydowns and maturities, but without the sale of any assets. We changed our management of capital levels, including a reduction in our activity-based stock purchase requirement (see “Liquidity and Capital Resources – Capital” under this Item 2), establishing periodic repurchases of excess stock and increasing our dividend payout ratio among other practices, while maintaining sufficient levels of liquidity to fulfill our mission.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Market Instrument	Three-month	Three-month	Six-month	Six-month	06/30/2014	12/31/2013	06/30/2013
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.09%	0.12%	0.08%	0.13%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.03	0.05	0.04	0.06	0.02	0.07	0.03
3-month LIBOR[1]	0.23	0.28	0.23	0.28	0.23	0.25	0.27
2-year U.S. Treasury note[1]	0.41	0.26	0.38	0.26	0.46	0.38	0.36
5-year U.S. Treasury note[1]	1.65	0.90	1.62	0.86	1.63	1.73	1.40
10-year U.S. Treasury note[1]	2.61	1.97	2.69	1.95	2.52	3.00	2.49
30-year residential mortgage note rate[2]	4.39	3.92	4.46	3.82	4.28	4.72	4.58

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

In July 2014, the Federal Open Market Committee (FOMC) announced that they would reduce asset purchases from $35 billion per month to $25 billion per month beginning in August. The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS and of rolling over maturing Treasury securities at auction. The additional reduction in asset purchases was supported by strength in the overall economy, which supports continued improvement in the outlook for the labor market. However, the FOMC acknowledged fiscal policy is restraining economic growth, but the extent of the impact is lessening. Minutes from the June meeting indicated that the quantitative easing program would end in October 2014, but gave no indication of when an increase in the Federal funds rate would occur, although market participants generally expect an increase as early as 2015. The FOMC has indicated that a lower than normal target rate may be necessary for an extended period of time, depending on a broad range of economic indicators. However, the rates on U.S. Treasuries and Agency MBS are expected to increase once the Federal Reserve is no longer making those purchases. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates.

The market volatility that started in the last half of 2013 began to subside in late 2013 and early 2014 and has positively impacted demand for our longer-term debt, despite investors still being somewhat cautious about bond purchases due to the possibility of continued increases in market rates. Dealers also remain reluctant to hold significant inventories of new longer-term bullet and callable Agency debt as a result of losses incurred on debt inventories in 2013, but they continue to facilitate debt placement. The spread over U.S. Treasuries at which we can issue longer-term bullet and callable bonds has narrowed from what we experienced in 2013 due to the aforementioned market correction. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout the first half of 2014. The U.S. government reached an agreement to suspend the nation's borrowing limit through March 15, 2015; therefore, concerns over the federal debt ceiling limit, which could result in increased liquidity concerns for market participants, have eased.

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. These assumptions and assessments include the following:

•	Accounting related to derivatives;

•	Fair value determinations;

•	Accounting for OTTI of investments;

•	Accounting for deferred premium/discount associated with MBS; and

•	Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements.

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2014.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our earnings (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2014 vs. 06/30/2013		06/30/2014 vs. 06/30/2013
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(4,462)	(4.0)%	$(11,375)	(5.1)%
Total interest expense	(8,743)	(15.0)	(18,066)	(15.2)
Net interest income	4,281	8.2	6,691	6.4
Provision (reversal) for credit losses on mortgage loans	(1,693)	(407.0)	(3,345)	(218.5)
Net interest income after mortgage loan loss provision	5,974	11.4	10,036	9.8
Net gain (loss) on trading securities	15,545	73.2	19,907	64.4
Net gain (loss) on derivatives and hedging activities	(21,879)	(189.8)	(32,800)	(387.4)
Other non-interest income	455	18.8	815	17.3
Total other income (loss)	(5,879)	(80.8)	(12,078)	(68.1)
Operating expenses	212	2.1	921	4.6
Other non-interest expenses	163	5.7	(37)	(0.7)
Total other expenses	375	2.9	884	3.5
AHP assessments	(27)	(0.8)	(292)	(4.9)
NET INCOME	$(253)	(0.9)%	$(2,634)	(4.9)%

Net income for the quarter ended June 30, 2014 was $28.6 million compared to $28.8 million for the quarter ended June 30, 2013. The slight decrease in net income was primarily due to the increase in net losses on derivatives and hedging activities, partially offset by the decrease in net losses on trading securities, the increase in net interest income, and the decrease in the provision/reversal for loan loss. Return on equity (ROE) was 7.48 percent and 6.10 percent for the three months ended June 30, 2014 and June 30, 2013, respectively. The increase in ROE was a result of the changes in capital management practices that went into effect during the second quarter of 2014, which caused a decrease in average capital for the period due to the repurchase of excess stock. Dividends paid to members totaled $10.0 million for the quarter ended June 30, 2014 compared to $8.7 million for the same period in the prior year.

Net income for the six months ended June 30, 2014 was $50.8 million compared to $53.5 million for the six months ended June 30, 2013. The decrease in net income was due to an increase in net losses on derivatives and hedging activities, partially offset by a decrease in net losses on trading securities, an increase in net interest income, and a decrease in the provision/reversal for loan loss. ROE was 6.08 percent and 5.84 percent for the six months ended June 30, 2014 and 2013, respectively. The increase in ROE was primarily a result of the changes in capital management practices that went into effect during the second quarter of 2014, causing a decrease in average capital for the period due to the repurchase of excess stock, which was only partially offset by the decrease in net income. The change in capital management practices also resulted in an increase in dividend rates. Dividends paid to members totaled $18.2 million for the six months ended June 30, 2014 compared to $16.5 million for the same period in the prior year.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income increased $4.3 million for the quarter ended June 30, 2014 and $6.7 million for the six months ended June 30, 2014 compared to the prior year periods. The increase in net interest income for both periods was due to an increase in our net interest spread and margin despite a decrease in average interest-earning assets (see Tables 4 and 6). The increases in net interest spread and margin were driven primarily by an overall decrease in the cost of borrowing and also by an increase in the average yield on mortgage loans, which is discussed in greater detail below.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements), and investment securities, increased seven basis points, from 1.07 percent for the quarter ended June 30, 2013 to 1.14 percent for the quarter ended June 30, 2014. The average yield on investments increased three basis points, from 1.08 percent for the six months ended June 30, 2013 to 1.11 percent for the six months ended June 30, 2014. While individual yields have declined on interest-bearing deposits, Federal funds sold, and reverse repurchase agreements between periods, maturities of lower yielding securities and purchases of higher yielding securities and other compositional changes in the investment securities portfolio increased the yield on investments for both the quarter and six months ended June 30, 2014.

The average yield on advances decreased three basis points, from 0.70 percent for the quarter ended June 30, 2013 to 0.67 percent for the current quarter. The average yield on advances decreased seven basis points, from 0.75 percent for the six months ended June 30, 2013 to 0.68 percent for the current six month period. The decrease in the average yield on advances was due to an increase our lowest yielding advance product relative to total advances and a decrease in prepayment fees between periods. Prepayment fees were higher in 2013 as a result of borrowers restructuring a higher level of non-callable advances into new advances and incurring a fee. Further, the low interest rate environment generally resulted in a higher fee calculation for prepaid advances.

The average yield on mortgage loans increased 13 basis points, from 3.25 percent for the quarter ended June 30, 2013 to 3.38 percent for the quarter ended June 30, 2014. The average yield on mortgage loans increased 14 basis points, from 3.27 percent for the six months ended June 30, 2013 to 3.41 percent for the six months ended June 30, 2014. The increase in yield is due to a decline in premium amortization as mortgage rates have increased and prepayments on higher coupon loans have decreased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase). We expect this yield to remain relatively steady for the next several quarters, as mortgage interest rates are not anticipated to fluctuate significantly from current levels, but our average yield on mortgage loans could decline if prepayments increase and premium amortization accelerates.

The average cost of consolidated obligation bonds decreased eight basis points, from 1.05 percent for the quarter ended June 30, 2013 to 0.97 percent for the current quarter. The average cost of consolidated obligation bonds decreased nine basis points, from 1.07 percent for the six months ended June 30, 2013 to 0.98 percent for the current six month period. This decrease was largely a result of: (1) replacing some called and matured higher-cost consolidated obligation bonds with debt at a much lower cost in late 2013; (2) average discount note balances with much lower yields than bonds have remained steady quarter to quarter while average bond balances have declined; and (3) the decrease in the average one- and three-month LIBOR rates during the first half of 2014 compared to the first half of 2013 (a considerable portion of our consolidated obligation bonds are swapped to LIBOR). Because we expect short-term interest rates to remain low for an extended period of time, we expect our total interest bearing liability cost to remain relatively stable over the next few quarters. When we call and replace callable debt, it generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity using the level-yield method. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days). For further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/

accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 8 through 11 under this Item 2), which distorts yields, especially for trading investments that are swapped to a variable rate.

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 4

	Three Months Ended
	06/30/2014			06/30/2013
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$204,483	$43	0.09%	$284,616	$88	0.12%
Securities purchased under agreements to resell	125,824	28	0.09	844,888	252	0.12
Federal funds sold	1,157,956	233	0.08	966,824	283	0.12
Investment securities[1]	7,300,578	24,687	1.36	8,678,388	28,239	1.31
Advances[2,3]	17,767,478	29,750	0.67	18,826,528	32,877	0.70
Mortgage loans[2,4,5]	6,040,996	50,841	3.38	5,964,381	48,273	3.25
Other interest-earning assets	24,854	385	6.19	26,679	417	6.28
Total earning assets	32,622,169	105,967	1.30	35,592,304	110,429	1.24
Other non-interest-earning assets	72,683			142,345
Total assets	$32,694,852			$35,734,649

Interest-bearing liabilities:
Deposits	$924,630	200	0.09	$1,184,332	276	0.09
Consolidated obligations[2]:
Discount Notes	10,060,097	1,718	0.07	10,682,204	2,268	0.09
Bonds	19,723,651	47,696	0.97	21,228,818	55,820	1.05
Other borrowings	8,702	54	2.54	15,246	47	1.24
Total interest-bearing liabilities	30,717,080	49,668	0.65	33,110,600	58,411	0.71
Capital and other non-interest-bearing funds	1,977,772			2,624,049
Total funding	$32,694,852			$35,734,649

Net interest income and net interest spread[6]		$56,299	0.65%		$52,018	0.53%

Net interest margin[7]			0.69%			0.59%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.2 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively.

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

Table 5

	Three Months Ended
	06/30/2014 vs. 06/30/2013
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(21)	$(24)	$(45)
Securities purchased under agreements to resell	(174)	(50)	(224)
Federal funds sold	49	(99)	(50)
Investment securities	(4,624)	1,072	(3,552)
Advances	(1,806)	(1,321)	(3,127)
Mortgage loans	626	1,942	2,568
Other assets	(27)	(5)	(32)
Total earning assets	(5,977)	1,515	(4,462)
Interest Expense:
Deposits	(57)	(19)	(76)
Consolidated obligations:
Discount notes	(126)	(424)	(550)
Bonds	(3,809)	(4,315)	(8,124)
Other borrowings	(26)	33	7
Total interest-bearing liabilities	(4,018)	(4,725)	(8,743)
Change in net interest income	$(1,959)	$6,240	$4,281

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

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Six Months Ended
	06/30/2014			06/30/2013
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$207,624	$80	0.08%	$297,563	$201	0.14%
Securities purchased under agreements to resell	106,077	42	0.08	1,149,443	779	0.14
Federal funds sold	1,314,221	482	0.07	1,034,293	704	0.14
Investment securities[1]	7,555,904	50,034	1.34	8,652,037	58,012	1.35
Advances[2,3]	17,559,034	58,813	0.68	17,841,643	66,289	0.75
Mortgage loans[2,4,5]	6,002,416	101,602	3.41	5,950,615	96,375	3.27
Other interest-earning assets	24,307	775	6.43	25,905	843	6.56
Total earning assets	32,769,583	211,828	1.30	34,951,499	223,203	1.29
Other non-interest-earning assets	90,905			144,801
Total assets	$32,860,488			$35,096,300

Interest-bearing liabilities:
Deposits	$998,372	438	0.09	$1,265,642	589	0.09
Consolidated obligations[2]:
Discount Notes	9,748,528	3,562	0.07	9,818,125	4,705	0.10
Bonds	19,991,794	96,936	0.98	21,445,817	113,718	1.07
Other borrowings	7,995	99	2.50	13,309	89	1.35
Total interest-bearing liabilities	30,746,689	101,035	0.66	32,542,893	119,101	0.74
Capital and other non-interest-bearing funds	2,113,799			2,553,407
Total funding	$32,860,488			$35,096,300

Net interest income and net interest spread[6]		$110,793	0.64%		$104,102	0.55%

Net interest margin[7]			0.68%			0.60%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $2.4 million and $2.3 million for the six months ended June 30, 2014 and 2013, respectively.

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

Table 7

	Six Months Ended
	06/30/2014 vs. 06/30/2013
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(50)	$(71)	$(121)
Securities purchased under agreements to resell	(505)	(232)	(737)
Federal funds sold	158	(380)	(222)
Investment securities	(7,267)	(711)	(7,978)
Advances	(1,036)	(6,440)	(7,476)
Mortgage loans	845	4,382	5,227
Other assets	(51)	(17)	(68)
Total earning assets	(7,906)	(3,469)	(11,375)
Interest Expense:
Deposits	(119)	(32)	(151)
Consolidated obligations:
Discount notes	(33)	(1,110)	(1,143)
Bonds	(7,418)	(9,364)	(16,782)
Other borrowings	(45)	55	10
Total interest-bearing liabilities	(7,615)	(10,451)	(18,066)
Change in net interest income	$(291)	$6,982	$6,691

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

As demonstrated in Tables 8 through 11, the majority of the derivative gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 8 through 11. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a much lesser degree. We generally record net fair value gains on derivatives when the overall level of interest rates rises over the period and record net fair value losses when the overall level of interest rates falls over the period, due to the mix of the economic hedges.

The economic losses for the three and six months ended June 30, 2014 were primarily a result of losses on our interest rate cap portfolio as a result of fair value changes due to the decline in long term interest rates during the first half of 2014, compared to gains recognized during the first half of 2013 as a result of fair value changes due to an increase and steepening of the general level of the interest rate swap curve. The 2014 losses related to caps were partially offset by gains on our interest rate swaps matched to GSE debentures, although the level of gains has declined between periods. These GSE debentures were swapped to LIBOR at acquisition and carry fixed rates, which are currently higher relative to LIBOR, resulting in net interest paid on the interest rate swaps. The gains on these swaps for the three and six months ended June 30, 2014 were primarily attributable to a slight increase in intermediate interest rates (e.g., two-year to four-year rates) and time decay (effective amortization of the negative fair values as the interest rate swaps approach maturity), and correspond to the losses on the swapped GSE debentures, which are also due to the increase in intermediate interest rates.
While the net interest received (paid) on the associated economic interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the GSE debentures, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities. These swaps require us to pay a rate substantially higher than LIBOR, so their fair values are negative (i.e., we owe the swap counterparties). As these swaps approach maturity, their current negative fair values will converge to zero, resulting in an effective amortization in their negative fair values (i.e., time decay).
The remaining driver for the fluctuation in the net gain (loss) on derivatives and hedging activities in the first half of 2014 was related to fair value changes on economic hedges matched to consolidated obligation bonds. We receive a fixed rate higher than LIBOR on these swaps, so the decrease and flattening of the interest rate swap curve resulted in slight gains on the economic interest rate swaps matched to consolidated obligation bonds (e.g., gains resulting from receiving an above market rate as interest rates decrease).

See Tables 37 and 38 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 8 through 11 categorize the earnings impact by product for hedging activities (in thousands):

Table 8

	Three Months Ended 06/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,496)	$—	$(604)	$105	$—	$(2,995)
Net interest settlements	(32,715)	—	—	24,225	—	(8,490)
Subtotal	(35,211)	—	(604)	24,330	—	(11,485)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(17)	—	—	423	—	406
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	5,250	—	1,118	—	6,368
Interest rate caps/floors	—	(9,354)	—	—	—	(9,354)
Mortgage delivery commitments	—	—	2,109	—	—	2,109
Economic hedges – net interest received (paid)	—	(10,925)	—	1,042	—	(9,883)
Subtotal	(17)	(15,029)	2,109	2,583	—	(10,354)
Net impact of derivatives and hedging activities	(35,228)	(15,029)	1,505	26,913	—	(21,839)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(5,637)	—	—	—	(5,637)
TOTAL	$(35,228)	$(20,666)	$1,505	$26,913	$—	$(27,476)

Table 9

	Three Months Ended 06/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,149)	$—	$(781)	$(213)	$—	$(4,143)
Net interest settlements	(36,519)	—	—	28,365	—	(8,154)
Subtotal	(39,668)	—	(781)	28,152	—	(12,297)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	1,685	—	—	(2,905)	—	(1,220)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	18,508	—	(3,567)	(1)	14,940
Interest rate caps/floors	—	11,370	—	—	—	11,370
Mortgage delivery commitments	—	—	(4,362)	—	—	(4,362)
Economic hedges – net interest received (paid)	—	(11,076)	—	1,873	—	(9,203)
Subtotal	1,685	18,802	(4,362)	(4,599)	(1)	11,525
Net impact of derivatives and hedging activities	(37,983)	18,802	(5,143)	23,553	(1)	(772)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(21,152)	—	—	—	(21,152)
TOTAL	$(37,983)	$(2,350)	$(5,143)	$23,553	$(1)	$(21,924)

Table 10

	Six Months Ended 6/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,544)	$—	$(973)	$230	$—	$(6,287)
Net interest settlements	(65,536)	—	—	45,550	—	(19,986)
Subtotal	(71,080)	—	(973)	45,780	—	(26,273)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	311	—	—	(1,160)	—	(849)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	12,486	—	2,377	—	14,863
Interest rate caps/floors	—	(21,480)	—	—	—	(21,480)
Mortgage delivery commitments	—	—	2,919	—	—	2,919
Economic hedges – net interest received (paid)	—	(21,968)	—	2,182	—	(19,786)
Subtotal	311	(30,962)	2,919	3,399	—	(24,333)
Net impact of derivatives and hedging activities	(70,769)	(30,962)	1,946	49,179	—	(50,606)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(10,664)	—	—	—	(10,664)
TOTAL	$(70,769)	$(41,626)	$1,946	$49,179	$—	$(61,270)

Table 11

	Six Months Ended 6/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,862)	$—	$(1,246)	$(506)	$—	$(7,614)
Net interest settlements	(74,979)	—	—	53,307	—	(21,672)
Subtotal	(80,841)	—	(1,246)	52,801	—	(29,286)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	2,105	—	—	(7,402)	—	(5,297)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	30,428	—	(4,836)	(16)	25,576
Interest rate caps/floors	—	11,422	—	—	—	11,422
Mortgage delivery commitments	—	—	(4,848)	—	—	(4,848)
Economic hedges – net interest received (paid)	—	(22,390)	—	4,002	2	(18,386)
Subtotal	2,105	19,460	(4,848)	(8,236)	(14)	8,467
Net impact of derivatives and hedging activities	(78,736)	19,460	(6,094)	44,565	(14)	(20,819)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(31,139)	—	—	—	(31,139)
TOTAL	$(78,736)	$(11,679)	$(6,094)	$44,565	$(14)	(51,958)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 8 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 12 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 12

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
GSE debentures	$(5,786)	$(21,081)	$(11,084)	$(30,762)
U.S. Treasury note	5	(13)	20	(13)
Agency MBS/CMO	104	(105)	61	(113)
Short-term money market securities	(1)	(24)	(9)	(31)
TOTAL	$(5,678)	$(21,223)	$(11,012)	$(30,919)

The majority of the volatility in the net gain (loss) of our trading portfolio can be attributed to fair value changes on GSE debentures. The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures, and generally all or most of the fixed rate securities are related to economic hedges. The fair values of the fixed rate GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The variable rate securities reset daily based on the Federal funds effective rate or monthly based on the one-month LIBOR index. During 2012 and especially in 2013, interest rates and GSE credit spreads increased, which resulted in fair value losses on the GSE debentures. During the first half of 2014, the relative change in interest rates compared to the first half of 2013 and the decrease in GSE credit spreads reduced the magnitude of losses in the first half of 2014 compared to the first half of 2013. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses. The largest component of operating expenses, compensation and benefits, increased by $0.2 million, or 3.6 percent, for the quarter ended June 30, 2014 compared to the prior year quarter. Compensation and benefits increased by $0.9 million, or 6.5 percent, for the six months ended June 30, 2014, compared to the same period in the prior year. The majority of the increase is related to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation. We expect the number of employees to increase in 2014, primarily in the area of information technology, due to increasing technology needs.

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

Our second quarter 2014 adjusted income (defined below), which excludes fair value changes in derivatives and trading securities as well as prepayment fees on terminated advances included in net interest margin, increased by $6.9 million compared to the second quarter of 2013. For the six months ended June 30, 2014, adjusted net income increased by $11.0 million compared to the six months ended June 30, 2013 (see Table 13). These increases correlate with the increase in GAAP net interest income before provision/reversal for loan loss.

Table 13 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 13

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Net income, as reported under GAAP	$28,580	$28,833	$50,847	$53,481
AHP assessments	3,177	3,204	5,652	5,944
Income before AHP assessments	31,757	32,037	56,499	59,425
Derivative-related and other excluded items[1]	5,601	(1,584)	14,736	824
Adjusted income (a non-GAAP measure)[2]	$37,358	$30,453	$71,235	$60,249

[1]
Consists of fair value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

[2]
Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.

Table 14 presents adjusted ROE (a non-GAAP measure) compared to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (dollar amounts in thousands). The increase in adjusted ROE is a result of the increase in net interest margin and the change in capital management practices that went into effect during the second quarter of 2014 (see additional discussion under this Item 2 - "Liquidity and Capital Resources - Capital"). The impact of the increase in net interest margin is more apparent with adjusted ROE spread because it excludes the volatility in fair values mentioned above. The changes in our capital management plan resulted in the repurchase of excess stock, which caused a decrease in the average GAAP total capital of 19.1 percent and 8.7 percent for the three and six months ended June 30, 2014.

Table 14

	Three Months Ended		Six Months Ended
	06/30/2014	06/30/2013	06/30/2014	06/30/2013
Average GAAP total capital for the period	$1,533,369	$1,897,299	$1,685,529	$1,845,813
ROE, based upon GAAP net income	7.48%	6.10%	6.08%	5.84%
Adjusted ROE, based upon adjusted income[1]	9.77%	6.44%	8.52%	6.58%
Average overnight Federal funds effective rate	0.09%	0.12%	0.08%	0.13%
Adjusted ROE as a spread to average overnight Federal funds effective rate[1]	9.68%	6.32%	8.44%	6.45%

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

Financial Condition

Overall: As a percentage of assets as of June 30, 2014 compared to December 31, 2013, advances, mortgage loans and short-term investments, net of cash, increased slightly while long-term investments decreased. Table 15 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 15

	Increase (Decrease) in Components
	06/30/2014 vs. 12/31/2013
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(976,808)	(57.0)%
Investments[1]	69,758	0.8
Advances	24,029	0.1
Mortgage loans, net	141,366	2.4
Derivative assets, net	(1,888)	(6.8)
Other assets	114,112	88.5
Total assets	$(629,431)	(1.9)%

Liabilities:
Deposits	$(184,986)	(19.2)%
Consolidated obligations, net	(77,589)	(0.3)
Derivative liabilities, net	(23,336)	(21.5)
Other liabilities	(3,774)	(2.9)
Total liabilities	(289,685)	(0.9)

Capital:
Capital stock outstanding	(374,657)	(29.9)
Retained earnings	32,667	5.8
Accumulated other comprehensive income (loss)	2,244	12.2
Total capital	(339,746)	(18.9)
Total liabilities and capital	$(629,431)	(1.9)%

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

Table 16 summarizes advances outstanding by product (dollar amounts in thousands):

Table 16

	06/30/2014		12/31/2013
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$4,186,569	24.3%	$3,471,636	20.2%
Regular adjustable rate advances	50,000	0.3	5,000	—
Adjustable rate callable advances	4,324,709	25.1	4,849,409	28.2
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.7	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	83,087	0.5	83,460	0.5
Total adjustable rate advances	8,771,365	50.9	8,536,505	49.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances	371,285	2.2	54,380	0.3
Regular fixed rate advances	5,014,714	29.1	5,483,902	31.9
Fixed rate callable advances	84,765	0.5	83,720	0.5
Standard housing and community development advances:
Regular fixed rate advances	298,457	1.7	276,366	1.6
Total fixed rate advances	5,769,221	33.5	5,898,368	34.3
Convertible:
Standard advance products:
Fixed rate convertible advances	1,677,742	9.7	1,685,242	9.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	507,520	3.0	546,120	3.2
Fixed rate callable amortizing advances	35,236	0.2	34,185	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	471,395	2.7	487,840	2.8
Fixed rate callable amortizing advances	7,273	—	5,359	—
Total amortizing advances	1,021,424	5.9	1,073,504	6.2
TOTAL PAR VALUE	$17,239,752	100.0%	$17,193,619	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at June 30, 2014 and December 31, 2013. The 0.3 percent increase in advance par value (see Table 16) was due to an increase in our line of credit product and short-term fixed rate advances, which were offset by declines in adjustable rate callable advances and regular fixed rate advances. The increases were a result of efforts to retain maturing advances and to promote the pricing advantages of line of credit and short-term advances when taking the dividend into consideration. We expect advances as a percent of total assets to increase as part of our strategic initiative to achieve an increased core mission asset focus (see “Executive Level Overview” under this Item 2).

As of June 30, 2014 and December 31, 2013, 64.6 percent and 64.1 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and ability to profitably invest advance funding. For the most part, our member institutions continue to reduce outstanding advances as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. However, the growth in advances experienced in the second quarter of 2014 is a result of a smaller number of members increasing advances, which is helping to offset the members who have reduced their outstanding advances. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during 2013.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 81.5 percent and 79.2 percent of our total advance portfolio as of June 30, 2014 and December 31, 2013, respectively.

Table 17 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 17

	06/30/2014		12/31/2013
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Capitol Federal Savings Bank	$2,475,000	14.3%	$2,525,000	14.7%
MidFirst Bank	2,206,000	12.8	2,720,000	15.8
Bank of Oklahoma, NA	1,200,000	7.0	1,005,650	5.8
Security Life of Denver Insurance Co.	700,000	4.1	700,000	4.1
Security Benefit Life Insurance Co.	665,000	3.8	1,015,000	5.9
TOTAL	$7,246,000	42.0%	$7,965,650	46.3%

Table 18 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 18

	Three Months Ended
	06/30/2014		06/30/2013
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$13,564	21.9%	$15,379	22.8%
American Fidelity Assurance Co.	4,494	7.2	4,446	6.6
Security Benefit Life Insurance Co.	2,527	4.1	2,328	3.5
United of Omaha Life Insurance Co.	1,648	2.7	1,828	2.7
Ent Federal Credit Union	1,610	2.6
Pacific Life Insurance Co.			2,001	3.0
TOTAL	$23,843	38.5%	$25,982	38.6%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(32.7) million and $(36.5) million for the three months ended June 30, 2014 and 2013, respectively.

Table 19 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 19

	Six Months Ended
	06/30/2014		06/30/2013
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$27,332	22.1%	$31,333	22.7%
American Fidelity Assurance Co.	8,952	7.3	8,837	6.4
Security Benefit Life Insurance Co.	5,218	4.2	4,700	3.4
United of Omaha Life Insurance Co.	3,362	2.7
Ent Federal Credit Union	3,203	2.6
MidFirst Bank			3,929	2.8
Pacific Life Insurance Co.			3,980	2.9
TOTAL	$48,067	38.9%	$52,779	38.2%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(65.5) million and $(75.0) million for the six months ended June 30, 2014 and 2013, respectively.

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

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the first half of 2014 was $485.2 million. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in an increase of 2.4 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2013 to June 30, 2014. Net mortgage loans as a percentage of total assets increased from 17.5 percent as of December 31, 2013 to 18.3 percent as of June 30, 2014.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members, or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of June 30, 2014.

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

The number of approved PFIs increased from 275 as of December 31, 2013 to 281 as of June 30, 2014. During the first half of 2014, we purchased loans from 179 PFIs with no one PFI accounting for more than 6.4 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2014 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 20 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balance for Bank of America (non-member that acquired a former PFI and currently does not have the ability to sell loans to us under the MPF Program) has declined with the prepayment of loans held in the portfolio.

Table 20

	06/30/2014		12/31/2013
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$269,503	4.5%	$286,762	4.9%
FirstBank of Colorado	188,169	3.1	170,004	2.9
Tulsa Teachers Credit Union	149,829	2.5	129,134	2.2
SAC Federal Credit Union	130,857	2.2
Farmers Bank & Trust N.A.	122,509	2.0	124,810	2.1
Bank of America, N.A.[1]			127,084	2.2
TOTAL	$860,867	14.3%	$837,794	14.3%

[1]	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2014 was 751 and 72.8 percent, respectively. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience and observed trends in loan delinquencies. During the second quarter of 2014, we refined the technique used to estimate the allowance, which resulted in a decrease in the provision for credit losses and a decrease in the allowance balance as a percent of unpaid principal balance at June 30, 2014 compared to December 31, 2013. With the recent improvements in home prices and overall decrease in our delinquency rate, we believe that our refinement in technique better reflects current economic conditions. We also believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to the Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity for our customers and their need for advances on an ongoing basis. Total investments increased 0.8 percent primarily due to an overall increase in short-term investments used for liquidity, including Federal funds sold and reverse repurchase agreements. This increase was more than offset by the 57.0 percent decrease in cash from December 31, 2013, when we were unable to invest due to low yields and a general shortage of suitable investments in the market. Had we been able to invest the cash at year end, we would have experienced a decrease in short-term investments used for liquidity for the period ended June 30, 2014 compared to December 31, 2013. These investments are generally transacted with government agencies and large financial institutions that we consider to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging between overnight and three months and include the following types:

•	Interest-bearing deposits. Unsecured deposits that earn interest.

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis.

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities.

•	Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer at maturity.

Table 21 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 21

	06/30/2014	12/31/2013
Interest-bearing deposits	$—	$48
Federal funds sold	865,000	575,000
Certificates of deposit	—	260,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$865,000	$835,057

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K. As of June 30, 2014, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of June 30, 2014, all unsecured term investments were rated as investment grade based on NRSROs (see Table 25).

Table 22 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2014. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 22

Domicile of Counterparty	Overnight
U.S. Branches and agency offices of foreign commercial banks:
Canada	$400,000
Germany	265,000
Norway	200,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$865,000

[2]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, United Kingdom, Canada, Germany, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable (e.g., these investments were extremely low the latter half of 2013 and remained low at year end so we had limited investments in reverse repurchase agreements during that timeframe). To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are classified as trading securities to enhance our liquidity position. Over half of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. During the early part of the second quarter of 2014, we purchased $269.6 million of Agency variable rate MBS/CMO securities when our ratio of MBS/CMO investments as a percentage of regulatory capital was below 300 percent. As of June 30, 2014, the amortized cost of our MBS/CMO portfolio represented 361 percent of our regulatory capital. As of June 30, 2014, we held $153.0 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of June 30, 2014 or December 31, 2013. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 23 (in thousands).

Table 23

	06/30/2014	12/31/2013
Trading securities:
Certificates of deposit	$—	$260,009
U.S. Treasury obligations	25,031	25,012
GSE debentures	1,417,882	2,247,966
Mortgage-backed securities:
U.S. obligation residential MBS	1,014	1,090
GSE residential MBS	152,365	170,700
Total trading securities	1,596,292	2,704,777
Held-to-maturity securities:
State or local housing agency obligations	131,601	63,472
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	63,498	68,977
GSE single-family and multi-family residential MBS	4,842,178	4,974,649
Private-label residential MBS	273,781	315,333
Home equity loan ABS	1,291	1,228
Total held-to-maturity securities	5,312,349	5,423,659
Total securities	6,908,641	8,128,436

Interest-bearing deposits	669	1,116

Federal funds sold	865,000	575,000

Securities purchased under agreements to resell	1,000,000	—
TOTAL INVESTMENTS	$8,774,310	$8,704,552

The contractual maturities of our investments are summarized by security type in Table 24 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 24

	06/30/2014
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$25,031	$—	$—	$—	$25,031
GSE debentures	367,561	940,615	109,706	—	1,417,882
Mortgage-backed securities:
U.S. obligation residential MBS	—	—	—	1,014	1,014
GSE residential MBS	—	—	—	152,365	152,365
Total trading securities	392,592	940,615	109,706	153,379	1,596,292
Yield on trading securities	0.14%	5.20%	3.25%	2.44%
Held-to-maturity securities:
State or local housing agency obligations	—	—	19,885	111,716	131,601
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	2	43	—	63,453	63,498
GSE single-family and multi-family residential MBS	—	71,571	1,579,149	3,191,458	4,842,178
Private-label residential MBS	—	27,079	13,061	233,641	273,781
Home equity loans ABS	—	—	—	1,291	1,291
Total held-to-maturity securities	2	98,693	1,612,095	3,601,559	5,312,349
Yield on held-to-maturity securities	6.89%	2.55%	2.29%	2.07%

Total securities	392,594	1,039,308	1,721,801	3,754,938	6,908,641
Yield on total securities	0.14%	4.93%	2.35%	2.09%

Interest-bearing deposits	669	—	—	—	669

Federal funds sold	865,000	—	—	—	865,000

Securities purchased under agreements to resell	1,000,000	—	—	—	1,000,000
TOTAL INVESTMENTS	$2,258,263	$1,039,308	$1,721,801	$3,754,938	$8,774,310

Securities Ratings – Tables 25 and 26 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 25

	06/30/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$669	$—	$—	$—	$—	$669

Federal funds sold[2]	—	—	865,000	—	—	—	865,000

Securities purchased under agreements to resell[3]	—	500,000	—	—	—	500,000	1,000,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,031	—	—	—	—	25,031
GSE debentures	—	1,417,882	—	—	—	—	1,417,882
State or local housing agency obligations	85,726	30,000	—	15,875	—	—	131,601
Total non-mortgage-backed securities	85,726	1,472,913	—	15,875	—	—	1,574,514
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	—	64,512	—	—	—	—	64,512
GSE single-family and multi-family residential MBS	—	4,994,543	—	—	—	—	4,994,543
Private label residential MBS	—	11,056	12,418	102,564	147,670	73	273,781
Home equity loan ABS	—	—	—	—	814	477	1,291
Total mortgage-backed securities	—	5,070,111	12,418	102,564	148,484	550	5,334,127

TOTAL INVESTMENTS	$85,726	$7,043,693	$877,418	$118,439	$148,484	$500,550	$8,774,310

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.6 million at June 30, 2014.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 26

	12/31/2013
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$48	$1,068	$—	$—	$—	$—	$1,116

Federal funds sold[2]	—	375,000	200,000	—	—	—	575,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	260,009	—	—	—	—	260,009
U.S. Treasury obligations	—	25,012	—	—	—	—	25,012
GSE debentures	—	2,247,966	—	—	—	—	2,247,966
State or local housing agency obligations	16,477	30,000	—	16,995	—	—	63,472
Total non-mortgage-backed securities	16,477	2,562,987	—	16,995	—	—	2,596,459
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	—	70,067	—	—	—	—	70,067
GSE single-family and multi-family residential MBS	—	5,145,349	—	—	—	—	5,145,349
Private label residential MBS	2,148	16,053	13,939	125,939	157,174	80	315,333
Home equity loan ABS	—	—	—	—	749	479	1,228
Total mortgage-backed securities	2,148	5,231,469	13,939	125,939	157,923	559	5,531,977

TOTAL INVESTMENTS	$18,673	$8,170,524	$213,939	$142,934	$157,923	$559	$8,704,552

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.2 million at December 31, 2013.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 95 days.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 27 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 27

	06/30/2014			12/31/2013
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$38,424	$104,530	$142,954	$50,734	$115,983	$166,717
Alt-A	76,870	74,913	151,783	90,124	82,100	172,224
Total private-label residential MBS	115,294	179,443	294,737	140,858	198,083	338,941
Home equity loan ABS:
Subprime	—	3,069	3,069	—	3,348	3,348
TOTAL	$115,294	$182,512	$297,806	$140,858	$201,431	$342,289

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-eight percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after June 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 28 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 28

06/30/2014
Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$11,072	$—	$—	$11,072
Single-A	12,452	—	—	12,452
Triple-B	102,671	—	2,897	99,774
Double-B	58,140	—	2,459	55,681
Single-B	33,309	3,532	—	29,777
Triple-C	39,707	—	22,159	17,548
Double-C	18,848	3,634	11,701	3,513
Single-D	20,600	206	20,394	—
Unrated	1,007	—	—	1,007
TOTAL	$297,806	$7,372	$59,610	$230,824

Amortized cost	$288,920	$6,956	$53,758	$228,206
Gross unrealized losses	(12,428)	—	(3,796)	(8,632)
Fair value	280,322	7,235	50,767	222,320

OTTI:
Credit-related OTTI charge taken year-to-date	$423	$27	$318	$78
Non-credit-related OTTI charge taken year-to-date	(423)	(27)	(318)	(78)
TOTAL	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	94.1%	98.2%	85.2%	96.3%
Original weighted average credit support[1]	5.0	3.1	5.8	4.8
Weighted average credit support[1]	10.5	4.3	4.5	12.2
Weighted average collateral delinquency[2]	10.9	15.7	14.0	9.9

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 27 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 107 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

Table 29 presents a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 29

Private-label residential MBS
	Significant Inputs			Current Credit Enhancements
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	13.3%	5.4%	30.9%	11.7%
2005	13.5	8.7	33.7	6.9
2006	14.2	10.5	37.5	4.3
Total Prime	13.3	5.8	31.4	11.1
Alt-A:
2004 and prior	14.8	8.9	34.1	13.3
2005	13.1	14.0	38.4	4.2
Total Alt-A	14.2	10.7	35.6	10.1
TOTAL	13.8%	8.3%	33.6%	10.6%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	4.2%	6.2%	82.8%	2.3%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the second quarter of 2014, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended June 30, 2014 is $0.3 million compared to $0.1 million recorded under the base case scenario.

Deposits: Total deposits decreased 19.2 percent from December 31, 2013 to June 30, 2014, marked most significantly by a decrease in overnight balances. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and MPF transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2014 if demand for loans at member institutions increases, if members continue to de-leverage their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations decreased 0.3 percent from December 31, 2013 to June 30, 2014. Discount notes increased from 35.2 percent of total outstanding consolidated obligations as of December 31, 2013 to 37.1 percent as of June 30, 2014 primarily as a result of the increase in our line of credit product and other short-term advance products (see this Item 2 – “Financial Condition – Advances”). Bonds decreased from $20.1 billion as of December 31, 2013 to $19.4 billion as of June 30, 2014 primarily as a result of replacing $0.4 billion of unswapped callable bonds with discount notes. We have also begun efforts to reduce our balance sheet allocation to money market securities and some other investments and plan to continue this throughout the remainder of 2014, which may continue to have some impact on the composition mix of our liabilities between bonds and discount notes.

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

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements with clearing intermediated derivatives we have placed an indefinite moratorium on these intermediated derivative transactions. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

The notional amount of total derivatives outstanding decreased slightly, from $18.9 billion at December 31, 2013 to $17.8 billion at June 30, 2014, primarily due to the decline in variable rate bonds swapped to LIBOR. For additional information regarding the types of derivative instruments and risks hedged, see Tables 37 and 38 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, decreased slightly from $3.5 billion as of December 31, 2013 to $3.0 billion as of June 30, 2014 as part of our strategic core mission asset initiative. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. Treasury obligations that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures decreased to $1.4 billion in par value as of June 30, 2014 from $2.2 billion in par value as of December 31, 2013, reflecting maturities of these debentures during the first half of 2014.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above our minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. Managing our average capital ratio sufficiently above minimum regulatory and RMP requirements helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) initiated at our discretion to adjust our balance sheet size or manage the amount of excess capital stock; or (2) upon the submission of a redemption request by a member. On April 4, 2014, we repurchased $276 million of excess Class A Common Stock as part of our strategic core mission asset initiatives. This excess capital stock repurchase was generally funded through the issuance of additional discount notes, thus effectively decreasing our capital-to-assets ratio. Going forward, we plan to repurchase all excess Class A Common Stock on a regular basis, which will generally be at least monthly. Ultimately, we anticipate this reduction in excess capital stock will allow us to maintain a consistent capital-to-asset ratio while continuing to reduce our level of investments.

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout the second quarter of 2014 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding increased to 58 days as of June 30, 2014 from 39 days as of December 31, 2013. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account decreased to 1 day as of June 30, 2014 from 7 days as of December 31, 2013 because we only held short-term investments with overnight maturities as of June 30, 2014. As a result of the decrease in the weighted average maturity of these short-term assets, the mismatch of discount notes and our money market investment portfolio increased from 32 days on December 31, 2013 to 57 days on June 30, 2014. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; (3) general shortage of liquid investments in the market; and (4) the desire not to increase our balance sheet allocation to other investment categories. We left $0.7 billion in our Federal Reserve Bank account on June 30, 2014 compared to $1.7 billion on December 31, 2013 primarily due to insufficient returns and a general shortage of liquid investments in the market at December 31, 2013.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock declined 29.9 percent from December 31, 2013 to June 30, 2014, primarily due to an increase in repurchases of excess stock and a reduction in the activity-based stock purchase requirement for advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. Beginning May 5, 2014, the activity-based stock purchase requirement for advances was reduced from 5.0 percent to 4.5 percent. Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. As discussed previously, in April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock is still in effect. As reflected in Table 30, the amount of excess stock held by members decreased. This decrease is at least partially attributable to: (1) our capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests.

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

Our activity-based stock purchase requirements are consistent with our cooperative structure: members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 30 provides a summary of member capital requirements under our current capital plan as of June 30, 2014 and December 31, 2013 (in thousands):

Table 30

Requirement	06/30/2014	12/31/2013
Asset-based (Class A only)	$155,133	$155,282
Activity-based (additional Class B)[1]	681,558	765,590
Total Required Stock[2]	836,691	920,872
Excess Stock (Class A and B)	45,420	336,141
Total Stock[2]	$882,111	$1,257,013
Activity-based Requirements:
Advances[3]	$773,511	$857,562
AMA assets (mortgage loans)[4]	2,251	2,467
Total Activity-based Requirement	775,762	860,029
Asset-based Requirement (Class A stock) not supporting member activity[1]	60,929	60,843
Total Required Stock[2]	$836,691	$920,872

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

The increase in retained earnings from December 31, 2013 to June 30, 2014 is attributable to the net income for the six months ended June 30, 2014 of $50.8 million exceeding the $18.2 million payment of dividends for the same period of 2014. Our Board of Directors concluded that it was appropriate and prudent to aggressively grow our retained earnings during this period when our earnings were strong, while still allowing us to pay an acceptable dividend on our members’ capital stock investments. Another factor for the increase is the Joint Capital Enhancement Agreement with the other 11 FHLBanks effective February 28, 2011 that provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate restricted retained earnings Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 12 in the Notes to Financial Statements included under Item 1 for additional information and compliance as of June 30, 2014 and December 31, 2013.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2013 and 2014 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of 0.0 to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 31 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 31

Applicable Rate per Annum	06/30/2014	03/31/2014	12/31/2013	09/30/2013	06/30/2013
Class A Common Stock	1.00%	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	5.00	4.00	3.75	3.50	3.50
Weighted Average[1]	4.22	2.60	2.51	2.31	2.48
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.07%	0.09%	0.09%	0.12%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	—%	—%	—%	—%	—%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased dividend rates to 1.00 percent on Class A Common Stock and 5.00 percent on Class B Common Stock during the second quarter of 2014 as a result of a change in our capital management practices intended to result in a higher percentage payout of quarterly earnings and slower growth in retained earnings. We anticipate that dividend rates on Class A Common Stock will be at or above 1.00 percent for future dividend periods and that the dividend parity threshold calculation will not become a determining factor as to the dividend rate on Class A Common Stock even when the calculation results in a positive number. We also anticipate that dividend rates on Class B Common Stock will be at or above 5.00 percent, subject to sufficient earnings to meet retained earnings thresholds and still pay such dividends on both Class A Common Stock and Class B Common Stock at the increased rates per annum. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in 2014, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Risk Management” in our Form 10-K for more information on our ERM program. A separate discussion of market risk is included under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Approximately 93 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). All of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 25), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of three securities that experienced immaterial cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in rehabilitation after having previously entered into bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of June 30, 2014.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2014.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral posted to satisfy the initial margin (if required) and the variation margin. Our derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a clearing agent and to protect the clearing agent against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. The initial margin remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.

Tables 32 and 33 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 32

06/30/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$726,000	$1,229	$—	$1,229
Single-A	4,343,450	38,216	28,934	9,282
Cleared derivatives[1]	110,000	1	(299)	300
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	746,000	(5,108)	(5,300)	192
Cleared derivatives[1]	1,600,000	(10,508)	(25,117)	14,609
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,525,450	$23,830	$(1,782)	$25,612

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Table 33

12/31/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$96,000	$1,459	$—	$1,459
Single-A	5,159,825	33,616	27,669	5,947
Cleared derivatives[1]	1,146,500	6,912	(5,954)	12,866
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	1,217,500	(30,328)	(37,824)	7,496
Cleared derivatives[1]	10,000	(38)	(203)	165
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,629,825	$11,621	$(16,312)	$27,933

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. Unsecured credit exposure continues to be cautiously placed, with non-derivatives exposure concentrated in the United States, United Kingdom, Canada, Germany, and the Nordic countries.

Table 34 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of June 30, 2014 (dollar amounts in thousands):

Table 34

	Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$400,000	1.2%	$465,000	1.4%	$865,000	2.6%

Derivative assets:
Net exposure at fair value	—		10,278		10,278
Cash collateral held	—		(5,432)		(5,432)
Net exposure after cash collateral	—	—	4,846	—	4,846	—

TOTAL	$400,000	1.2%	$469,846	1.4%	$869,846	2.6%

[1]
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of June 30, 2014 were $0.3 billion (Germany).

[2]	Consists solely of overnight Federal funds sold.

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the second quarter of 2014.

We generally maintained stable access to the capital markets for the quarter ended June 30, 2014. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of June 30, 2014 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

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

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations among other things will require:

•
Institutional prime money market funds to maintain a floating net asset value, which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	Money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	Enhanced diversification, disclosure and stress testing requirements, as well as updated reporting by money market funds and private funds that operate like money market funds.
The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank discount notes continue to be included in the definition of “daily liquid assets” and “weekly liquid assets.” At this point, any additional effects on demand for FHLBank consolidated obligations are unknown.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of June 30, 2014. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 35 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios:

Table 35

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2014	2.3	-0.2	1.3
03/31/2014	2.7	0.1	0.4
12/31/2013	2.1	-0.2	0.3
09/30/2013	2.0	-1.8	-0.9
06/30/2013	2.1	-1.8	-1.0

The DOE as of June 30, 2014 decreased in the base and up 200 basis point shock scenarios and increased in the down 200 basis point shock scenario from March 31, 2014. The primary factors contributing to these changes in duration during the period were: (1) the general decline of interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period along with the associated weighting of the portfolio as a percent of total assets with the growth in the balance sheet and overall decline in capital levels along with increasing prepayment projections based on the general decrease in longer term interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods.

The decrease in longer-term interest rates during the second quarter of 2014 generally resulted in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio level duration profile changed as expected since a general decrease in interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, faster projected prepayments indicate a relative increase in refinancing incentive for borrowers.

Even though the fixed rate mortgage loan portfolio increased in net outstanding balance during the period, the portfolio actually decreased slightly as an overall percentage of assets as the balance sheet expanded, decreasing from 18.6 percent of total assets as of March 31, 2014 to 18.3 percent as of June 30, 2014. Even with this slight weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. The DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. For example, as the absolute balance of the mortgage loan portfolio decreased during the period, the actual market value of the portfolio increased in response to the decline in interest rates further increasing the overall duration impact of the market value of assets. This increase in market value is expected behavior since fixed rate portfolios exhibit price increases as interest rates decline and reflects the traditional inverse price to yield relationship. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to other FHLBank assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when advance balances decline, our mortgage loan portfolio effectively increases as a total proportion of total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a greater contribution impact to the overall DOE since DOE is a market value weighted measurement as mentioned previously. Couple this example with an absolute growth in the mortgage loan portfolio during the same period, and the mortgage loan portfolio becomes an even greater percentage of the balance sheet, causing the DOE profile to be further impacted by the mortgage loan duration profile.

With the decrease in rates increasing projected prepayments and generally shortening the overall duration profile for the mortgage loan portfolio, the absolute impact to DOE was generally a net increase since the market value of the mortgage loan portfolio increased as a percentage of overall market value of the balance sheet as capital levels significantly decreased during the period, which more than offset the impact of the mortgage shortening caused by lower mortgage rates. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, as interest rates decreased during the period and as we continued to experience measured prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decrease in interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten. This liability shortening is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes continued, and actually increased, in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of these factors contributed to the net DOE decrease in the base and up 200 basis point shock scenarios.

With respect to the Agency variable rate MBS/CMO portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the adjustable rate MBS/CMOs. We purchased $269.6 million of Agency variable rate MBS/CMO securities and $35.0 million of interest rate caps during the second quarter of 2014.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.1 month and 0.1 month for June 30, 2014 and March 31, 2014, respectively. As discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the declining interest rate environment during the second quarter of 2014. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 36 presents MVE as a percent of TRCS. As of June 30, 2014, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital. The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our AMA capital stock requirement during the third quarter of 2013 and exercised significant repurchases of excess capital stock throughout the period (see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Executive Level Overview” for additional information), leading to a lower level of capital that inherently increased our ratio of MVE to TRCS from March 31, 2014 to June 30, 2014 in all interest rate scenarios in the table below.

Table 36

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2014	200	199	210
03/31/2014	166	171	178
12/31/2013	165	169	172
09/30/2013	163	165	162
06/30/2013	156	158	155

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

Tables 37 and 38 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 37

06/30/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,160,615	$(105,314)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(267)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,675,742	(120,869)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(1,810)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	(66)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(100,632)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,229,800	21,235
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	78,898	456
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,212,000	91,476
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	970,000	9,600
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	105,000	(501)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,620,000	(19,046)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,415,000	1,395
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$17,803,875	$(224,343)

Table 38

12/31/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,268,989	$(113,832)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	1,660
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,683,242	(137,562)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(2,648)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	120
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,061,820	(115,098)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,511,800	40,861
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	499
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	65,620	(265)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,286,000	104,904
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	655,000	3,251
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(4,900)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,220,000	(73,705)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,630,000	(808)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	66,000	—
TOTAL				$18,917,471	$(297,523)

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of June 30, 2014. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 14, 2014, incorporated by reference herein.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
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

Federal Home Loan Bank of Topeka

August 8, 2014	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

August 8, 2014	By: /s/ Denise L. Cauthon
Date	Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)