Form 10-Q
period 2014-09-30
Federal Home Loan Bank of Topeka
filed 2014-11-06
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
November 5, 2014
Class A Stock, par value $100	1,884,269
Class B Stock, par value $100	9,201,143

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2014	12/31/2013
ASSETS
Cash and due from banks	$2,571,350	$1,713,940
Interest-bearing deposits	146	1,116
Securities purchased under agreements to resell (Note 11)	1,075,000	—
Federal funds sold	1,450,000	575,000

Investment securities:
Trading securities (Note 3)	1,476,212	2,704,777
Held-to-maturity securities[1] (Note 3)	5,074,263	5,423,659
Total investment securities	6,550,475	8,128,436

Advances (Notes 4, 6)	20,574,600	17,425,487

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,169,413	5,956,228
Less allowance for credit losses on mortgage loans (Note 6)	(4,591)	(6,748)
Mortgage loans held for portfolio, net	6,164,822	5,949,480

Accrued interest receivable	63,232	72,526
Premises, software and equipment, net	10,869	11,146
Derivative assets, net (Notes 7, 11)	26,098	27,957
Other assets	41,452	45,216

TOTAL ASSETS	$38,528,044	$33,950,304

LIABILITIES
Deposits (Notes 8)	$677,069	$961,888

Consolidated obligations, net:
Discount notes (Note 9)	15,947,588	10,889,565
Bonds (Note 9)	20,025,472	20,056,964
Total consolidated obligations, net	35,973,060	30,946,529

Mandatorily redeemable capital stock (Note 12)	4,371	4,764
Accrued interest payable	71,757	62,447
Affordable Housing Program payable (Note 10)	31,944	35,264
Derivative liabilities, net (Notes 7, 11)	51,417	108,353
Other liabilities	28,028	29,839

TOTAL LIABILITIES	36,837,646	32,149,084

Commitments and contingencies (Note 15)

1    Fair value: $5,085,070 and $5,415,205 as of September 30, 2014 and December 31, 2013, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2014	12/31/2013

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,515 and 4,300 shares issued and outstanding)	$151,519	$430,063
Class B ($100 par value; 9,388 and 8,222 shares issued and outstanding)	938,744	822,186
Total capital stock	1,090,263	1,252,249

Retained earnings:
Unrestricted	547,555	515,589
Restricted	67,637	51,743
Total retained earnings	615,192	567,332

Accumulated other comprehensive income (loss) (Note 13)	(15,057)	(18,361)

TOTAL CAPITAL	1,690,398	1,801,220

TOTAL LIABILITIES AND CAPITAL	$38,528,044	$33,950,304

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
INTEREST INCOME:
Interest-bearing deposits	$40	$56	$120	$257
Securities purchased under agreements to resell	96	42	138	821
Federal funds sold	358	285	840	989
Trading securities	12,330	14,285	37,972	42,483
Held-to-maturity securities	11,271	14,408	35,663	44,222
Advances	31,360	30,689	89,349	93,736
Prepayment fees on terminated advances	107	287	931	3,529
Mortgage loans held for portfolio	51,099	48,675	152,701	145,050
Other	374	409	1,149	1,252
Total interest income	107,035	109,136	318,863	332,339

INTEREST EXPENSE:
Deposits	166	179	604	768
Consolidated obligations:
Discount notes	2,688	2,041	6,250	6,746
Bonds	47,552	52,319	144,488	166,037
Mandatorily redeemable capital stock (Note 12)	13	6	29	19
Other	44	45	127	121
Total interest expense	50,463	54,590	151,498	173,691

NET INTEREST INCOME	56,572	54,546	167,365	158,648
Provision (reversal) for credit losses on mortgage loans (Note 6)	82	530	(1,732)	2,061
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	56,490	54,016	169,097	156,587

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	—	(5)	—	(19)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(20)	(295)	(443)	(433)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(20)	(300)	(443)	(452)
Net gain (loss) on trading securities (Note 3)	(11,419)	(6,768)	(22,431)	(37,687)
Net gain (loss) on derivatives and hedging activities (Note 7)	(2,218)	(5,592)	(26,551)	2,875
Standby bond purchase agreement commitment fees	1,594	1,408	4,711	3,774
Letters of credit fees	757	736	2,349	2,298
Other	501	685	1,734	1,613
Total other income (loss)	(10,805)	(9,831)	(40,631)	(27,579)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
OTHER EXPENSES:
Compensation and benefits	$8,779	$6,879	$22,973	$20,208
Other operating	3,016	3,364	9,914	10,206
Federal Housing Finance Agency	564	481	1,854	1,698
Office of Finance	541	622	1,662	1,844
Other	980	1,084	3,759	3,872
Total other expenses	13,880	12,430	40,162	37,828

INCOME BEFORE ASSESSMENTS	31,805	31,755	88,304	91,180

Affordable Housing Program (Note 10)	3,181	3,176	8,833	9,120

NET INCOME	$28,624	$28,579	$79,471	$82,060

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Net income	$28,624	$28,579	$79,471	$82,060

Other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	—	(5)	—	(19)
Reclassification of non-credit portion included in net income	20	300	443	452
Accretion of non-credit portion	1,002	738	2,734	3,467
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,022	1,033	3,177	3,900

Defined benefit pension plan:
Amortization of net loss	38	101	127	302
Total defined benefit pension plan	38	101	127	302

Total other comprehensive income	1,060	1,134	3,304	4,202

TOTAL COMPREHENSIVE INCOME	$29,684	$29,713	$82,775	$86,262

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance at December 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	8	827	3,858	385,857	3,866	386,684					386,684
Repurchase/redemption of capital stock	(1,594)	(159,414)	(134)	(13,385)	(1,728)	(172,799)					(172,799)
Comprehensive income							65,649	16,411	82,060	4,202	86,262
Net reclassification of shares to mandatorily redeemable capital stock	(290)	(28,973)	(1,782)	(178,177)	(2,072)	(207,150)					(207,150)
Net transfer of shares between Class A and Class B	2,097	209,697	(2,097)	(209,697)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(214)		(214)		(214)
Stock issued			245	24,478	245	24,478	(24,478)		(24,478)		—
Balance at September 30, 2013	4,274	$427,441	8,682	$868,228	12,956	$1,295,669	$494,303	$44,347	$538,650	$(21,055)	$1,813,264

										Accumulated
	Capital Stock[1]									Other
	Class A		Class B		Total		Retained Earnings			Comprehensive	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)	Capital
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	12	1,161	6,279	627,890	6,291	629,051					629,051
Repurchase/redemption of capital stock	(5,850)	(584,978)	(93)	(9,343)	(5,943)	(594,321)					(594,321)
Comprehensive income							63,577	15,894	79,471	3,304	82,775
Net reclassification of shares to mandatorily redeemable capital stock	(77)	(7,711)	(2,204)	(220,391)	(2,281)	(228,102)					(228,102)
Net transfer of shares between Class A and Class B	3,130	312,984	(3,130)	(312,984)	—	—					—
Dividends on capital stock (Class A - 0.6%, Class B - 5.0%):
Cash payment							(225)		(225)		(225)
Stock issued			314	31,386	314	31,386	(31,386)		(31,386)		—
Balance at September 30, 2014	1,515	$151,519	9,388	$938,744	10,903	$1,090,263	$547,555	$67,637	$615,192	$(15,057)	$1,690,398

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2014	09/30/2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,471	$82,060
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(12,246)	(22,913)
Concessions on consolidated obligations	3,774	4,956
Premiums and discounts on investments, net	(232)	(1,178)
Premiums, discounts and commitment fees on advances, net	(9,306)	(11,375)
Premiums, discounts and deferred loan costs on mortgage loans, net	11,178	16,772
Fair value adjustments on hedged assets or liabilities	9,214	11,436
Premises, software and equipment	1,345	1,470
Other	127	302
Provision (reversal) for credit losses on mortgage loans	(1,732)	2,061
Non-cash interest on mandatorily redeemable capital stock	27	18
Net other-than-temporary impairment losses on held-to-maturity securities	443	452
Net realized (gain) loss on sale of premises and equipment	6	(19)
Other (gains) losses	105	114
Net (gain) loss on trading securities	22,431	37,687
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	47,674	11,963
(Increase) decrease in accrued interest receivable	9,331	13,766
Change in net accrued interest included in derivative assets	4,841	(213)
(Increase) decrease in other assets	2,076	2,048
Increase (decrease) in accrued interest payable	9,308	(612)
Change in net accrued interest included in derivative liabilities	(19,874)	(16,832)
Increase (decrease) in Affordable Housing Program liability	(3,320)	2,031
Increase (decrease) in other liabilities	(2,306)	(862)
Total adjustments	72,864	51,072
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	152,335	133,132

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2014	09/30/2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$61,924	$99,746
Net (increase) decrease in securities purchased under resale agreements	(1,075,000)	1,399,288
Net (increase) decrease in Federal funds sold	(875,000)	305,000
Net (increase) decrease in short-term trading securities	260,000	(539,914)
Proceeds from maturities of and principal repayments on long-term trading securities	946,134	264,772
Purchases of long-term trading securities	—	(500,279)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	693,339	1,185,321
Purchases of long-term held-to-maturity securities	(340,977)	(1,645,872)
Principal collected on advances	42,425,603	54,345,379
Advances made	(45,643,549)	(56,722,373)
Principal collected on mortgage loans	572,403	1,029,054
Purchase of mortgage loans	(799,769)	(1,030,602)
Proceeds from sale of foreclosed assets	4,009	3,556
Principal collected on other loans made	1,572	1,469
Proceeds from sale of premises, software and equipment	2	47
Purchases of premises, software and equipment	(1,076)	(3,679)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,770,385)	(1,809,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(283,055)	(419,122)
Net proceeds from issuance of consolidated obligations:
Discount notes	41,055,791	72,658,386
Bonds	7,182,363	6,361,367
Payments for maturing and retired consolidated obligations:
Discount notes	(35,998,826)	(69,141,787)
Bonds	(7,237,500)	(7,146,000)
Proceeds from financing derivatives	—	170
Net interest payments received (paid) for financing derivatives	(49,296)	(50,233)
Proceeds from issuance of capital stock	629,051	386,684
Payments for repurchase/redemption of capital stock	(594,321)	(172,799)
Payments for repurchase of mandatorily redeemable capital stock	(228,522)	(207,649)
Cash dividends paid	(225)	(214)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,475,460	2,268,803
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	857,410	592,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,713,940	369,997
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,571,350	$962,845

Supplemental disclosures:
Interest paid	$150,276	$182,984

Affordable Housing Program payments	$12,372	$7,298

Net transfers of mortgage loans to real estate owned	$3,590	$4,724

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2014

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. In August 2014, the Financial Accounting Standards Board (FASB) issued guidance to change the accounting for government-guaranteed mortgage loans, including Federal Housing Administration (FHA) and the U.S. Department of Veterans Affairs (VA) loans. The amendments require that a mortgage loan be derecognized and a separate receivable be recognized upon foreclosure if: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the property to the guarantor and make a claim on that guarantee and the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim determined on the basis of fair value is fixed. This receivable should be based upon the principal and interested expected to be recovered from the guarantor. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, which is January 1, 2015 for the FHLBank. The adoption of this amendment is not expected to a have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued guidance to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to that of secured borrowings, which is consistent with the accounting for repurchase agreements. The amendments also require two new disclosures:(1) information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements; and (2) increased transparency about the types of collateral pledged for repurchase agreements and similar transactions accounted for as secured borrowings. The amendments are effective for the first interim or annual period beginning after December 15, 2014, which is January 1, 2015 for the FHLBank. The adoption of this amendment is not expected to a have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of September 30, 2014 are summarized in Table 3.1 (in thousands):

Table 3.1

	09/30/2014
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$25,031	$—	$—	$—	$—	$—	$—
Government-sponsored enterprise obligations[1,2]	1,306,245	—	—	—	—	—	—
State or local housing agency obligations	—	130,341	—	130,341	151	6,594	123,898
Non-mortgage-backed securities	1,331,276	130,341	—	130,341	151	6,594	123,898
Mortgage-backed securities:
U.S. obligation residential[3]	986	60,190	—	60,190	106	—	60,296
Government-sponsored enterprise residential[4]	143,950	4,630,825	—	4,630,825	29,706	17,181	4,643,350
Private-label mortgage-backed securities:
Residential loans	—	264,554	12,755	251,799	10,316	7,142	254,973
Home equity loans	—	1,179	71	1,108	1,445	—	2,553
Mortgage-backed securities	144,936	4,956,748	12,826	4,943,922	41,573	24,323	4,961,172
TOTAL	$1,476,212	$5,087,089	$12,826	$5,074,263	$41,724	$30,917	$5,085,070

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

[2]	See Note 17 for transactions with other FHLBanks.

[3]	Represents MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2013 are summarized in Table 3.2 (in thousands):

Table 3.2

	12/31/2013
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$260,009	$—	$—	$—	$—	$—	$—
U.S. Treasury obligations	25,012	—	—	—	—	—	—
Government-sponsored enterprise obligations[1,2]	2,247,966	—	—	—	—	—	—
State or local housing agency obligations	—	63,472	—	63,472	19	8,619	54,872
Non-mortgage-backed securities	2,532,987	63,472	—	63,472	19	8,619	54,872
Mortgage-backed securities:
U.S obligation residential[3]	1,090	68,977	—	68,977	217	14	69,180
Government-sponsored enterprise residential[4]	170,700	4,974,649	—	4,974,649	21,744	27,108	4,969,285
Private-label mortgage-backed securities:
Residential loans	—	331,158	15,825	315,333	12,459	8,691	319,101
Home equity loans	—	1,406	178	1,228	1,539	—	2,767
Mortgage-backed securities	171,790	5,376,190	16,003	5,360,187	35,959	35,813	5,360,333
TOTAL	$2,704,777	$5,439,662	$16,003	$5,423,659	$35,978	$44,432	$5,415,205

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

Table 3.3 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of September 30, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.3

	09/30/2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$6,143	$34	$38,175	$6,560	$44,318	$6,594
Non-mortgage-backed securities	6,143	34	38,175	6,560	44,318	6,594
Mortgage-backed securities:
Government-sponsored enterprise residential[1]	306,369	1,355	1,142,550	15,826	1,448,919	17,181
Private-label mortgage-backed securities:
Residential loans	19,133	88	144,439	11,513	163,572	11,601
Mortgage-backed securities	325,502	1,443	1,286,989	27,339	1,612,491	28,782
TOTAL TEMPORARILY IMPAIRED SECURITIES	$331,645	$1,477	$1,325,164	$33,899	$1,656,809	$35,376

[1]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.4 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4

	12/31/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$6,660	$367	$38,743	$8,252	$45,403	$8,619
Non-mortgage-backed securities	6,660	367	38,743	8,252	45,403	8,619
Mortgage-backed securities:
U.S obligation residential[1]	25,814	14	—	—	25,814	14
Government-sponsored enterprise residential[2]	2,099,923	16,699	384,530	10,409	2,484,453	27,108
Private-label mortgage-backed securities:
Residential loans	21,053	109	175,474	14,252	196,527	14,361
Mortgage-backed securities	2,146,790	16,822	560,004	24,661	2,706,794	41,483
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,153,450	$17,189	$598,747	$32,913	$2,752,197	$50,102

[1]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2014 and December 31, 2013 are shown in Table 3.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.5

	09/30/2014			12/31/2013
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	18,625	18,625	18,436	21,240	21,240	19,582
Due after 10 years	111,716	111,716	105,462	42,232	42,232	35,290
Non-mortgage-backed securities	130,341	130,341	123,898	63,472	63,472	54,872
Mortgage-backed securities	4,956,748	4,943,922	4,961,172	5,376,190	5,360,187	5,360,333
TOTAL	$5,087,089	$5,074,263	$5,085,070	$5,439,662	$5,423,659	$5,415,205

Interest Rate Payment Terms: Table 3.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of September 30, 2014 and December 31, 2013 (in thousands):

Table 3.6

	09/30/2014	12/31/2013
Non-mortgage-backed securities:
Fixed rate	$10,751	$12,232
Variable rate	119,590	51,240
Non-mortgage-backed securities	130,341	63,472
Mortgage-backed securities:
Pass-through securities:
Fixed rate	34	78
Variable rate	1,208,896	1,298,146
Collateralized mortgage obligations:
Fixed rate	454,322	541,126
Variable rate	3,293,496	3,536,840
Mortgage-backed securities	4,956,748	5,376,190
TOTAL	$5,087,089	$5,439,662

Gains and Losses: Net gains (losses) on trading securities during the three and nine months ended September 30, 2014 and 2013 are shown in Table 3.7 (in thousands):

Table 3.7

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Net gains (losses) on trading securities held as of September 30, 2014	$(11,414)	$(5,296)	$(21,812)	$(33,925)
Net gains (losses) on trading securities sold or matured prior to September 30, 2014	(5)	(1,472)	(619)	(3,762)
NET GAIN (LOSS) ON TRADING SECURITIES	$(11,419)	$(6,768)	$(22,431)	$(37,687)

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred as of September 30, 2014 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 3.8 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/asset-backed securities (ABS) investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Table 3.8

Private-label residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	16.1%	10.4%	30.8%	27.4%
Alt-A:
2004 and prior	16.7	12.2	34.3	11.3
2005	15.9	9.5	34.4	4.1
Total Alt-A	16.2	10.3	34.4	6.4
TOTAL	16.2%	10.3%	34.4%	6.6%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	1.1%	7.8%	84.9%	15.8%

For the 26 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of September 30, 2014 are presented in Table 3.9 (in thousands):

Table 3.9

	09/30/2014
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$14,092	$13,221	$12,106	$13,295
Alt-A	60,625	54,809	43,169	51,120
Total private-label residential MBS	74,717	68,030	55,275	64,415
Home equity loans:
Subprime	2,977	1,179	1,108	2,553
TOTAL	$77,694	$69,209	$56,383	$66,968

Table 3.10 presents a roll-forward of OTTI activity for the three and nine months ended September 30, 2014 and 2013 related to credit losses recognized in earnings (in thousands):

Table 3.10

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Balance, beginning of period	$9,560	$10,698	$9,917	$11,291
Additional charge on securities for which OTTI was previously recognized[1]	20	300	443	452
Amortization of credit component of OTTI[2]	(89)	(762)	(869)	(1,507)
Balance, end of period	$9,491	$10,236	$9,491	$10,236

[1]
For the three months ended September 30, 2014 and 2013, securities previously impaired represent all securities that were impaired prior to July 1, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, securities previously impaired represent all securities that were impaired prior to January 1, 2014 and 2013, respectively.

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

As of September 30, 2014, the fair value of a portion of the FHLBank’s held-to-maturity MBS portfolio was below the amortized cost of the securities due to interest rate volatility, illiquidity in the marketplace and credit deterioration in the U.S. mortgage markets that began in early 2008. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2014 and December 31, 2013, the FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 8.01 percent and 0.11 percent to 8.01 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of September 30, 2014 and December 31, 2013 (in thousands):

Table 4.1

	09/30/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,502,514	0.57%	$5,431,364	0.77%
Due after one year through two years	1,455,970	2.14	1,643,200	1.77
Due after two years through three years	1,692,486	2.59	1,650,222	1.98
Due after three years through four years	1,900,952	2.55	2,353,661	2.59
Due after four years through five years	1,071,416	1.39	1,302,199	2.42
Thereafter	4,788,697	1.23	4,812,973	1.09
Total par value	20,412,035	1.23%	17,193,619	1.45%
Discounts	(27,989)		(36,782)
Hedging adjustments	190,554		268,650
TOTAL	$20,574,600		$17,425,487

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2014 and December 31, 2013 include callable advances totaling $4,592,551,000 and $5,056,133,000, respectively. Of these callable advances, there were $4,463,796,000 and $4,932,869,000 of variable rate advances as of September 30, 2014 and December 31, 2013, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of September 30, 2014 and December 31, 2013, the FHLBank had convertible advances outstanding totaling $1,656,242,000 and $1,685,242,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of September 30, 2014 and December 31, 2013 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	09/30/2014	12/31/2013	09/30/2014	12/31/2013
Due in one year or less	$13,766,143	$10,172,524	$11,037,156	$7,038,106
Due after one year through two years	1,256,402	1,392,527	1,325,720	1,555,100
Due after two years through three years	1,498,853	1,175,623	1,266,886	1,528,722
Due after three years through four years	1,533,311	1,856,012	1,051,660	1,381,719
Due after four years through five years	672,595	1,062,253	1,058,416	979,999
Thereafter	1,684,731	1,534,680	4,672,197	4,709,973
TOTAL PAR VALUE	$20,412,035	$17,193,619	$20,412,035	$17,193,619

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of September 30, 2014 and December 31, 2013 (in thousands):

Table 4.3

	09/30/2014	12/31/2013
Fixed rate:
Due in one year or less	$1,885,334	$1,733,559
Due after one year	6,621,162	6,923,555
Total fixed rate	8,506,496	8,657,114
Variable rate:
Due in one year or less	7,617,180	3,697,805
Due after one year	4,288,359	4,838,700
Total variable rate	11,905,539	8,536,505
TOTAL PAR VALUE	$20,412,035	$17,193,619

See Note 6 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

NOTE 5 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which have been funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed (by the FHA, the VA, the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) loans and conventional residential loans credit-enhanced by participating financial institutions (PFI). Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2014 and December 31, 2013 on mortgage loans held for portfolio (in thousands):

Table 5.1

	09/30/2014	12/31/2013
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,547,993	$1,611,289
Fixed rate, long-term, single-family mortgages	4,516,799	4,245,351
Total unpaid principal balance	6,064,792	5,856,640
Premiums	99,213	95,755
Discounts	(3,180)	(3,659)
Deferred loan costs, net	879	1,087
Other deferred fees	(175)	(212)
Hedging adjustments	7,884	6,617
Total before Allowance for Credit Losses on Mortgage Loans	6,169,413	5,956,228
Allowance for Credit Losses on Mortgage Loans	(4,591)	(6,748)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,164,822	$5,949,480

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of September 30, 2014 and December 31, 2013 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2014	12/31/2013
Conventional loans	$5,426,691	$5,212,048
Government-guaranteed or insured loans	638,101	644,592
TOTAL UNPAID PRINCIPAL BALANCE	$6,064,792	$5,856,640

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

Roll-forward of Allowance for Credit Losses: As of September 30, 2014, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. Table 6.1 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2014 (in thousands):

Table 6.1

	09/30/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$4,658	$—	$—	$—	$4,658
Charge-offs	(149)	—	—	—	(149)
Provision (reversal) for credit losses	82	—	—	—	82
Balance, end of three-month period	$4,591	$—	$—	$—	$4,591

Balance, beginning of nine-month period	$6,748	$—	$—	$—	$6,748
Charge-offs	(425)	—	—	—	(425)
Provision (reversal) for credit losses	(1,732)	—	—	—	(1,732)
Balance, end of nine-month period	$4,591	$—	$—	$—	$4,591

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$4,591	$—	$—	$—	$4,591
Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$20,595,448	$21,959	$20,617,407
Collectively evaluated for impairment	$5,543,946	$655,541	$—	$—	$6,199,487

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

[2]
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

[3]	No financing receivables individually evaluated for impairment were determined to be impaired.

Table 6.2 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2013 (in thousands):

Table 6.2

	09/30/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$6,590	$—	$—	$—	$6,590
Charge-offs	(229)	—	—	—	(229)
Provision (reversal) for credit losses	530	—	—	—	530
Balance, end of three-month period	$6,891	$—	$—	$—	$6,891

Balance, beginning of nine-month period	$5,416	$—	$—	$—	$5,416
Charge-offs	(586)	—	—	—	(586)
Provision (reversal) for credit losses	2,061	—	—	—	2,061
Balance, end of nine-month period	$6,891	$—	$—	$—	$6,891

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$6,891	$—	$—	$—	$6,891
Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$18,826,525	$24,049	$18,850,574
Collectively evaluated for impairment	$5,280,393	$667,431	$—	$—	$5,947,824

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2014 (dollar amounts in thousands):

Table 6.3

	09/30/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$30,679	$20,282	$—	$—	$50,961
Past due 60-89 days delinquent	6,992	5,287	—	—	12,279
Past due 90 days or more delinquent	14,886	5,968	—	—	20,854
Total past due	52,557	31,537	—	—	84,094
Total current loans	5,491,389	624,004	20,595,448	21,959	26,732,800
Total recorded investment	$5,543,946	$655,541	$20,595,448	$21,959	$26,816,894

Other delinquency statistics:
In process of foreclosure, included above[3]	$5,964	$2,705	$—	$—	$8,669
Serious delinquency rate[4]	0.3%	0.9%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$5,968	$—	$—	$5,968
Loans on non-accrual status[5]	$18,843	$—	$—	$—	$18,843

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,580,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

The FHLBank had $4,622,000 and $4,307,000 classified as real estate owned recorded in other assets as of September 30, 2014 and December 31, 2013, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2014 and December 31, 2013 (in thousands):

Table 7.1

	09/30/2014			12/31/2013
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Fair value hedges:
Interest rate swaps	$11,091,152	$101,356	$216,727	$10,285,231	$127,059	$347,123
Interest rate caps/floors	247,000	—	1,366	247,000	—	2,648
Total fair value hedges	11,338,152	101,356	218,093	10,532,231	127,059	349,771
Economic hedges:
Interest rate swaps	2,616,820	1,305	81,466	3,691,820	4,260	120,166
Interest rate caps/floors	4,205,800	17,196	50	4,627,800	41,463	103
Mortgage delivery commitments	64,698	85	53	65,620	24	289
Total economic hedges	6,887,318	18,586	81,569	8,385,240	45,747	120,558
TOTAL	$18,225,470	119,942	299,662	$18,917,471	172,806	470,329
Netting adjustments[1]		(179,800)	(179,800)		(161,161)	(161,161)
Cash collateral[2]		85,956	(68,445)		16,312	(200,815)
DERIVATIVE ASSETS AND LIABILITIES		$26,098	$51,417		$27,957	$108,353

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

For the three and nine months ended September 30, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Derivatives and hedge items in fair value hedging relationships:
Interest rate swaps	$141	$856	$(708)	$(4,441)
Total net gain (loss) related to fair value hedge ineffectiveness	141	856	(708)	(4,441)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	11,469	5,524	26,332	31,116
Interest rate caps/floors	(4,089)	(3,908)	(25,569)	7,514
Net interest settlements	(9,799)	(9,966)	(29,585)	(28,352)
Mortgage delivery commitments	60	1,903	2,979	(2,945)
Intermediary transactions:
Interest rate swaps	—	(1)	—	(17)
Total net gain (loss) related to derivatives not designated as hedging instruments	(2,359)	(6,448)	(25,843)	7,316
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(2,218)	$(5,592)	$(26,551)	$2,875

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended September 30, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	09/30/2014				09/30/2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$47,481	$(46,986)	$495	$(35,539)	$10,788	$(10,509)	$279	$(38,948)
Consolidated obligation bonds	(21,925)	21,571	$(354)	23,343	(6,137)	6,714	$577	28,297
TOTAL	$25,556	$(25,415)	$141	$(12,196)	$4,651	$(3,795)	$856	$(10,651)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine months ended September 30, 2014 and 2013, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Nine Months Ended
	09/30/2014				09/30/2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$68,762	$(67,956)	$806	$(106,619)	$145,881	$(143,497)	$2,384	$(119,789)
Consolidated obligation bonds	32,233	(33,747)	$(1,514)	69,123	(122,886)	116,061	$(6,825)	81,098
TOTAL	$100,995	$(101,703)	$(708)	$(37,496)	$22,995	$(27,436)	$(4,441)	$(38,691)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $29,039,000 and $21,045,000 as of September 30, 2014 and December 31, 2013, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of September 30, 2014 and December 31, 2013 was $92,446,000 and $308,776,000, respectively, for which the FHLBank has posted collateral with a fair value of $41,323,000 and $200,815,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $35,000,000 and $77,830,000 of collateral to its bilateral derivative counterparties as of September 30, 2014 and December 31, 2013.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2014 or December 31, 2013.

The FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of September 30, 2014 and December 31, 2013 (in thousands):

Table 8.1

	09/30/2014	12/31/2013
Interest-bearing:
Demand	$208,032	$214,645
Overnight	377,900	686,100
Term	53,500	23,800
Total interest-bearing	639,432	924,545
Non-interest-bearing:
Demand	37,637	37,343
Total non-interest-bearing	37,637	37,343
TOTAL DEPOSITS	$677,069	$961,888

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2014 and December 31, 2013 (in thousands):

Table 9.1

	09/30/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$5,289,500	0.49%	$6,177,700	0.74%
Due after one year through two years	3,611,250	0.96	3,182,300	0.69
Due after two years through three years	1,561,000	1.65	1,635,750	1.70
Due after three years through four years	1,451,375	2.24	1,397,935	2.56
Due after four years through five years	1,774,250	1.46	1,333,940	1.79
Thereafter	6,294,150	2.34	6,312,600	2.28
Total par value	19,981,525	1.46%	20,040,225	1.49%
Premiums	29,936		36,613
Discounts	(4,254)		(4,605)
Hedging adjustments	18,265		(15,269)
TOTAL	$20,025,472		$20,056,964

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets including LIBOR, U.S. Treasury bills, Prime and Constant Maturity Treasuries. In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2014 and December 31, 2013 includes callable bonds totaling $9,436,000,000 and $8,302,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2014 and December 31, 2013 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	09/30/2014	12/31/2013
Due in one year or less	$14,555,500	$14,189,700
Due after one year through two years	3,296,250	3,248,300
Due after two years through three years	957,000	1,126,750
Due after three years through four years	639,375	761,935
Due after four years through five years	176,250	378,940
Thereafter	357,150	334,600
TOTAL PAR VALUE	$19,981,525	$20,040,225

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2014 and December 31, 2013 (in thousands):

Table 9.3

	09/30/2014	12/31/2013
Fixed rate	$11,681,525	$11,705,225
Simple variable rate	5,355,000	5,895,000
Step up/step down	2,720,000	2,220,000
Range	120,000	90,000
Fixed to variable rate	80,000	45,000
Variable to fixed rate	25,000	85,000
TOTAL PAR VALUE	$19,981,525	$20,040,225

Consolidated Discount Notes: Consolidated discount notes are issued to raise short-term funds. Consolidated discount notes are consolidated obligations with original maturities of up to one year. These consolidated discount notes are generally issued at less than their face amount and redeemed at par value when they mature.

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2014	$15,947,588	$15,949,485	0.07%

December 31, 2013	$10,889,565	$10,890,528	0.08%

[1]	Represents yield to maturity excluding concession fees.

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Federal Home Loan Bank Act (Bank Act), as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an Affordable Housing Program (AHP). As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the 12 district FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. The FHLBank accrues this expense monthly based on its net earnings.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for the 12 FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

Table 10.1 details the change in the AHP liability for the three and nine months ended September 30, 2014 and 2013 (in thousands):

Table 10.1

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Appropriated and reserved AHP funds as of the beginning of the period	$34,937	$32,501	$35,264	$31,198
AHP set aside based on current year income	3,181	3,176	8,833	9,120
Direct grants disbursed	(6,227)	(2,547)	(12,372)	(7,298)
Recaptured funds[1]	53	99	219	209
Appropriated and reserved AHP funds as of the end of the period	$31,944	$33,229	$31,944	$33,229

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

Tables 11.1 and 11.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2014 and December 31, 2013 (in thousands):

Table 11.1

09/30/2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$117,701	$(108,573)	$9,128	$(85)	$9,043
Cleared derivatives	2,241	14,729	16,970	—	16,970
Total derivative assets	119,942	(93,844)	26,098	(85)	26,013
Securities purchased under agreements to resell	1,075,000	—	1,075,000	(1,075,000)	—
TOTAL	$1,194,942	$(93,844)	$1,101,098	$(1,075,085)	$26,013

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

Tables 11.3 and 11.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2014 and December 31, 2013 (in thousands):

Table 11.3

09/30/2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$285,371	$(233,954)	$51,417	$(103)	$51,314
Cleared derivatives	14,291	(14,291)	—	—	—
Total derivative liabilities	299,662	(248,245)	51,417	(103)	51,314
TOTAL	$299,662	$(248,245)	$51,417	$(103)	$51,314

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

•
Total regulatory capital. The GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio. Total regulatory capital is defined as the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses.

•
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times, divided by total assets.

Table 12.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2014 and December 31, 2013 (in thousands):

Table 12.1

	09/30/2014		12/31/2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$376,228	$1,554,019	$414,914	$1,389,646
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	5.4%
Total regulatory capital	$1,541,122	$1,709,826	$1,358,012	$1,824,345
Leverage capital ratio	5.0%	6.5%	5.0%	7.4%
Leverage capital	$1,926,402	$2,486,835	$1,697,515	$2,519,168

Mandatorily Redeemable Capital Stock: The FHLBank is a cooperative whose members and former members own all of the FHLBank’s capital stock. Member shares cannot be purchased or sold except between the FHLBank and its members at a price equal to the $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

Table 12.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three and nine months ended September 30, 2014 and 2013 (in thousands):

Table 12.2

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Balance at beginning of period	$4,519	$5,410	$4,764	$5,665
Capital stock subject to mandatory redemption reclassified from equity during the period	58,794	99,455	228,102	207,150
Redemption or repurchase of mandatorily redeemable capital stock during the period	(58,954)	(99,687)	(228,522)	(207,649)
Stock dividend classified as mandatorily redeemable capital stock during the period	12	6	27	18
Balance at end of period	$4,371	$5,184	$4,371	$5,184

Table 12.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2014 and December 31, 2013 (in thousands). The year of redemption in Table 12.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until 6 months (for Class A Common Stock) or 5 years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 12.3

Contractual Year of Repurchase	09/30/2014	12/31/2013
Year 1	$—	$166
Year 2	53	52
Year 3	1	—
Year 4	24	—
Year 5	—	74
Past contractual redemption date due to remaining activity[1]	4,293	4,472
TOTAL	$4,371	$4,764

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2014, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 13.1 summarizes the changes in AOCI for the three months ended September 30, 2014 and 2013 (in thousands):

Table 13.1

	Three Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2013	$(17,979)	$(4,210)	$(22,189)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(5)		(5)
Accretion of non-credit loss	738		738
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	300		300
Amortization of net loss - defined benefit pension plan[2]		101	101
Net current period other comprehensive income (loss)	1,033	101	1,134
Balance at September 30, 2013	$(16,946)	$(4,109)	$(21,055)

Balance at June 30, 2014	$(13,848)	$(2,269)	$(16,117)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	1,002		1,002
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	20		20
Amortization of net loss - defined benefit pension plan[2]		38	38
Net current period other comprehensive income (loss)	1,022	38	1,060
Balance at September 30, 2014	$(12,826)	$(2,231)	$(15,057)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 13.2 summarizes the changes in AOCI for the nine months ended September 30, 2014 and 2013 (in thousands):

Table 13.2

	Nine Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2012	$(20,846)	$(4,411)	$(25,257)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(19)		(19)
Accretion of non-credit loss	3,467		3,467
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	452		452
Amortization of net loss - defined benefit pension plan[2]		302	302
Net current period other comprehensive income (loss)	3,900	302	4,202
Balance at September 30, 2013	$(16,946)	$(4,109)	$(21,055)

Balance at December 31, 2013	$(16,003)	$(2,358)	$(18,361)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	2,734		2,734
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	443		443
Amortization of net loss - defined benefit pension plan[2]		127	127
Net current period other comprehensive income (loss)	3,177	127	3,304
Balance at September 30, 2014	$(12,826)	$(2,231)	$(15,057)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 14 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2014 and December 31, 2013.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no transfers during the three and nine months ended September 30, 2014 and 2013.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of September 30, 2014 and December 31, 2013 are summarized in Tables 14.1 and 14.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 14.1

	09/30/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$2,571,350	$2,571,350	$2,571,350	$—	$—	$—
Interest-bearing deposits	146	146	—	146	—	—
Securities purchased under agreements to resell	1,075,000	1,075,000	—	1,075,000	—	—
Federal funds sold	1,450,000	1,450,000	—	1,450,000	—	—
Trading securities	1,476,212	1,476,212	—	1,476,212	—	—
Held-to-maturity securities	5,074,263	5,085,070	—	4,703,646	381,424	—
Advances	20,574,600	20,635,315	—	20,635,315	—	—
Mortgage loans held for portfolio, net of allowance	6,164,822	6,331,505	—	6,331,505	—	—
Accrued interest receivable	63,232	63,232	—	63,232	—	—
Derivative assets	26,098	26,098	—	119,942	—	(93,844)
Liabilities:
Deposits	677,069	677,069	—	677,069	—	—
Consolidated obligation discount notes	15,947,588	15,947,112	—	15,947,112	—	—
Consolidated obligation bonds	20,025,472	19,975,760	—	19,975,760	—	—
Mandatorily redeemable capital stock	4,371	4,371	4,371	—	—	—
Accrued interest payable	71,757	71,757	—	71,757	—	—
Derivative liabilities	51,417	51,417	—	299,662	—	(248,245)
Other Asset (Liability):
Standby letters of credit	(777)	(777)	—	(777)	—	—
Standby bond purchase agreements	276	6,009	—	6,009	—	—
Advance commitments	—	(784)	—	(784)	—	—

Table 14.2

	12/31/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$1,713,940	$1,713,940	$1,713,940	$—	$—	$—
Interest-bearing deposits	1,116	1,116	—	1,116	—	—
Federal funds sold	575,000	575,000	—	575,000	—	—
Trading securities	2,704,777	2,704,777	—	2,704,777	—	—
Held-to-maturity securities	5,423,659	5,415,205	—	5,038,465	376,740	—
Advances	17,425,487	17,461,489	—	17,461,489	—	—
Mortgage loans held for portfolio, net of allowance	5,949,480	5,991,371	—	5,991,371	—	—
Accrued interest receivable	72,526	72,526	—	72,526	—	—
Derivative assets	27,957	27,957	—	172,806	—	(144,849)
Liabilities:
Deposits	961,888	961,888	—	961,888	—	—
Consolidated obligation discount notes	10,889,565	10,889,682	—	10,889,682	—	—
Consolidated obligation bonds	20,056,964	19,808,605	—	19,808,605	—	—
Mandatorily redeemable capital stock	4,764	4,764	4,764	—	—	—
Accrued interest payable	62,447	62,447	—	62,447	—	—
Derivative liabilities	108,353	108,353	—	470,329	—	(361,976)
Other Asset (Liability):
Standby letters of credit	(996)	(996)	—	(996)	—	—
Standby bond purchase agreements	208	6,868	—	6,868	—	—
Standby credit facility	(45)	(45)	—	(45)	—	—
Advance commitments	—	(182)	—	(182)	—	—

Fair Value Measurements: Tables 14.3 and 14.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of September 30, 2014 and December 31, 2013 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 14.3

	09/30/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,031	$—	$25,031	$—	$—
Government-sponsored enterprise obligations[2,3]	1,306,245	—	1,306,245	—	—
U.S. obligation residential MBS[4]	986	—	986	—	—
Government-sponsored enterprise residential MBS[5]	143,950	—	143,950	—	—
Total trading securities	1,476,212	—	1,476,212	—	—
Derivative assets:
Interest-rate related	26,013	—	119,857	—	(93,844)
Mortgage delivery commitments	85	—	85	—	—
Total derivative assets	26,098	—	119,942	—	(93,844)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,502,310	$—	$1,596,154	$—	$(93,844)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$51,364	$—	$299,609	$—	$(248,245)
Mortgage delivery commitments	53	—	53	—	—
Total derivative liabilities	51,417	—	299,662	—	(248,245)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$51,417	$—	$299,662	$—	$(248,245)

Nonrecurring fair value measurements - Assets:
Real estate owned[6]	$1,368	$—	$—	$1,368	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,368	$—	$—	$1,368	$—

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

[3]	See Note 17 for transactions with other FHLBanks.

[4]	Represents MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Includes real estate owned written down to fair value during the quarter ended September 30, 2014 and still outstanding as of September 30, 2014.

Table 14.4

	12/31/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$260,009	$—	$260,009	$—	$—
U.S. Treasury obligations	25,012	—	25,012	—	—
Government-sponsored enterprise obligations[2,3]	2,247,966	—	2,247,966	—	—
U.S. obligation residential MBS[4]	1,090	—	1,090	—	—
Government-sponsored enterprise residential MBS[5]	170,700	—	170,700	—	—
Total trading securities	2,704,777	—	2,704,777	—	—
Derivative assets:
Interest-rate related	27,933	—	172,782	—	(144,849)
Mortgage delivery commitments	24	—	24	—	—
Total derivative assets	27,957	—	172,806	—	(144,849)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,732,734	$—	$2,877,583	$—	$(144,849)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$108,064	$—	$470,040	$—	$(361,976)
Mortgage delivery commitments	289	—	289	—	—
Total derivative liabilities	108,353	—	470,329	—	(361,976)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$108,353	$—	$470,329	$—	$(361,976)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$237	$—	$—	$237	$—
Real estate owned[7]	497	—	—	497	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$734	$—	$—	$734	$—

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $781,018,828,000 and $735,906,150,000 as of September 30, 2014 and December 31, 2013, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other 11 FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other 11 FHLBanks as of September 30, 2014, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2014 and December 31, 2013, off-balance sheet commitments are presented in Table 15.1 (in thousands):

Table 15.1

	09/30/2014			12/31/2013
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,231,143	$10,655	$2,241,798	$2,530,810	$12,038	$2,542,848
Standby credit facility commitments outstanding	—	—	—	50,000	—	50,000
Advance commitments outstanding	—	24,796	24,796	6,000	—	6,000
Commitments for standby bond purchases	586,911	993,348	1,580,259	363,777	1,293,972	1,657,749
Commitments to fund or purchase mortgage loans	64,698	—	64,698	65,620	—	65,620
Commitments to issue consolidated bonds, at par	57,000	—	57,000	75,000	—	75,000
Commitments to issue consolidated discount notes, at par	400,000	—	400,000	650,000	—	650,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2014, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. As of December 31, 2013, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $777,000 and $996,000 as of September 30, 2014 and December 31, 2013, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby credit facility (SCF) commitments legally bind and unconditionally obligate the FHLBank for additional advances to stockholders. These commitments are executed for members for a fee and are for terms of up to one year. Unearned fees are recorded in other liabilities and amounted to $45,000 as of December 31, 2013. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the letters of credit, SCF commitments or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2017, though some are renewable at the option of the FHLBank.  As of September 30, 2014 and December 31, 2013, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three and nine months ended September 30, 2014 and 2013.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $32,000 and $(265,000) as of September 30, 2014 and December 31, 2013, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 16.1 and 16.2 present information as of September 30, 2014 and December 31, 2013 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2014 or 2013 (amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 16.1

09/30/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Capitol Federal Savings Bank	KS	$500	0.3%	$212,554	22.6%	$213,054	19.5%
Bank of Oklahoma, NA	OK	500	0.3	154,903	16.5	155,403	14.2
MidFirst Bank	OK	500	0.3	123,619	13.2	124,119	11.3
TOTAL		$1,500	0.9%	$491,076	52.3%	$492,576	45.0%

Table 16.2

12/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$136,870	16.7%	$137,370	10.9%
Capitol Federal Savings Bank	KS	2,100	0.5	126,995	15.4	129,095	10.3
TOTAL		$2,600	0.6%	$263,865	32.1%	$266,465	21.2%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2014 and December 31, 2013 are summarized in Table 16.3 (amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock.

Table 16.3

	09/30/2014		12/31/2013		09/30/2014		12/31/2013
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Capitol Federal Savings Bank	$3,375,000	16.5%	$2,525,000	14.7%	$408	0.1%	$611	0.1%
Bank of Oklahoma, NA	3,453,400	16.9			1,447	0.2
MidFirst Bank	2,711,500	13.3	2,720,000	15.8	566	0.1	538	0.1
TOTAL	$9,539,900	46.7%	$5,245,000	30.5%	$2,421	0.4%	$1,149	0.2%

MidFirst Bank and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2014 and 2013. Bank of Oklahoma, NA did not sell any mortgage loans in the MPF Program during the three and nine month periods ended September 30, 2014.

Transactions with FHLBank Directors’ Financial Institutions: Table 16.4 presents information as of September 30, 2014 and December 31, 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 16.4

	09/30/2014		12/31/2013
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$212,683	1.0%	$203,310	1.2%

Deposits	$7,938	1.2%	$6,220	0.6%

Class A Common Stock	$3,611	2.3%	$9,380	2.1%
Class B Common Stock	7,137	0.8	8,332	1.0
TOTAL CAPITAL STOCK	$10,748	1.0%	$17,712	1.4%

Table 16.5 presents mortgage loans acquired during the three and nine months ended September 30, 2014 and 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (amounts in thousands).

Table 16.5

	Three Months Ended				Nine Months Ended
	09/30/2014		09/30/2013		09/30/2014		09/30/2013
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$24,855	8.3%	$8,759	3.5%	$66,009	8.4%	$49,851	4.9%

NOTE 17 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the three and nine months ended September 30, 2014 and 2013 as presented in Table 17.1 (in thousands). All transactions occurred at market prices.

Table 17.1

	Three Months Ended		Nine Months Ended
Business Activity	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Average overnight interbank loan balances to other FHLBanks[1]	$543	$3,261	$1,176	$1,817
Average overnight interbank loan balances from other FHLBanks[1]	5,000	44,837	1,832	18,278
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	807	2,098	640	2,434
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	824	782	2,422	2,341
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	105,500	—	150,500
_________

[1]
Occasionally, the FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks is included in Other Interest Income and interest expense on borrowings from other FHLBanks is included in Other Interest Expense on the Statements of Income.

[2]	Balances are interest bearing and are classified on the Statements of Condition as interest-bearing deposits.

[3]	Fees are calculated monthly based on outstanding loans at the per annum rate in effect at origination.

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $227,227,000 and $260,318,000 as of September 30, 2014 and December 31, 2013, respectively, are included in the non-MBS GSE obligations totals presented in Note 3. Interest income earned on these securities totaled $2,252,000 and $2,050,000 for the three months ended September 30, 2014 and 2013, respectively, and $6,766,000 and $4,882,000 for the nine months ended September 30, 2014 and 2013, respectively.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2013, which includes audited financial statements and related notes for the year ended December 31, 2013. Our MD&A includes the following sections:

•	Executive Level Overview – a general description of our business and financial highlights;

•	Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;

•	Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;

•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;

•	Financial Condition – an analysis of our financial position;

•	Liquidity and Capital Resources – an analysis of our cash flows and capital position;

•	Risk Management – a discussion of our risk management strategies;

•	Impact of Recently Issued Accounting Standards; and

•	Legislative and Regulatory Developments.

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2014	06/30/2014	03/31/2014	12/31/2013	09/30/2013
Statement of Condition (as of period end):
Total assets	$38,528,044	$33,320,873	$32,099,092	$33,950,304	$36,144,769
Investments[1]	9,075,621	8,774,310	9,524,184	8,704,552	10,328,938
Advances	20,574,600	17,449,516	16,112,925	17,425,487	18,805,283
Mortgage loans, net[2]	6,164,822	6,090,846	5,984,655	5,949,480	5,912,377
Total liabilities	36,837,646	31,859,399	30,369,008	32,149,084	34,331,505
Deposits	677,069	776,902	1,020,230	961,888	757,216
Consolidated obligation bonds, net[3]	20,025,472	19,405,969	19,765,733	20,056,964	21,055,434
Consolidated obligation discount notes, net[3]	15,947,588	11,462,971	9,356,707	10,889,565	12,185,294
Total consolidated obligations, net[3]	35,973,060	30,868,940	29,122,440	30,946,529	33,240,728
Mandatorily redeemable capital stock	4,371	4,519	4,641	4,764	5,184
Total capital	1,690,398	1,461,474	1,730,084	1,801,220	1,813,264
Capital stock	1,090,263	877,592	1,165,809	1,252,249	1,295,669
Total retained earnings	615,192	599,999	581,425	567,332	538,650
Accumulated other comprehensive income (loss)	(15,057)	(16,117)	(17,150)	(18,361)	(21,055)
Statement of Income (for the quarterly period ended):
Net interest income	56,572	56,299	54,494	59,125	54,546
Provision (reversal) for credit losses on mortgage loans	82	(2,109)	295	(135)	530
Other income (loss)	(10,805)	(13,153)	(16,673)	(3,239)	(9,831)
Other expenses	13,880	13,498	12,784	14,934	12,430
Income before assessments	31,805	31,757	24,742	41,087	31,755
AHP assessments	3,181	3,177	2,475	4,109	3,176
Net income	28,624	28,580	22,267	36,978	28,579
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	75	71	79	77	73
Dividends paid in stock[4]	13,356	9,935	8,095	8,219	8,162
Weighted average dividend rate[5]	5.15%	4.22%	2.60%	2.51%	2.31%
Dividend payout ratio[6]	46.92%	35.01%	36.71%	22.43%	28.81%
Return on average equity	6.93%	7.48%	4.91%	7.94%	5.87%
Return on average assets	0.32%	0.35%	0.27%	0.40%	0.31%
Average equity to average assets	4.56%	4.69%	5.57%	5.09%	5.37%
Net interest margin[7]	0.63%	0.69%	0.67%	0.65%	0.60%
Total capital ratio[8]	4.39%	4.39%	5.39%	5.31%	5.02%
Regulatory capital ratio[9]	4.44%	4.45%	5.46%	5.37%	5.09%
Ratio of earnings to fixed charges[10]	1.63	1.64	1.48	1.80	1.58

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $4,591,000, $4,658,000, $6,877,000, $6,748,000 and $6,891,000 as of September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 15 to the financial statements for a description of the total consolidated obligations of all 12 FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $13,000, $12,000, $4,000, $6,000 and $6,000 for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.

[6]
Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the period presented, although the Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

[7]	Net interest income as a percentage of average earning assets.

[8]	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.

[9]	Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

[10]	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Net income remained unchanged at $28.6 million for the third quarter of 2014 compared to the third quarter of 2013, while net income for the nine months ended September 30, 2014 was $79.5 million compared to $82.1 million for the nine months ended September 30, 2013. The FHLBank's largest source of revenue, net interest income before loan loss provision, increased $2.0 million, or 3.7 percent, in the third quarter of 2014 compared to the same period of 2013, and increased $8.7 million, or 5.5 percent, for the nine months ended September 30, 2014 compared to the same period of 2013, despite declines in interest income on investments and a decline in prepayment fees on terminated advances for both periods. The increase in net interest income before provision/reversal for credit losses between periods was due primarily to a decrease in the overall cost of borrowing compared to the prior year, an increase in the average yield on mortgage loans, and an increase in the average balance of advances. The FHLBank has experienced a decrease in the provision/reversal for credit losses for the three and nine months ended September 30, 2014 as a result of continued improvement in the housing market along with refinements to our allowance for credit loss methodology, which resulted in an increase in net income of $0.4 million and $3.8 million for the three and nine months ended September 30, 2014, respectively. These increases in income were offset by net fair value declines on derivatives and hedging activities and trading securities due largely to the impact of interest rates on the fair values of the derivative instruments or hedged items. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities, and net gain (loss) on trading securities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $4.6 billion, or 13.5 percent, from December 31, 2013 to September 30, 2014. This increase was due to a $3.1 billion, or 18.1 percent, increase in advances, a net $2.8 billion increase in cash and investments with overnight maturities, and a $0.2 billion, or 3.6 percent, increase in mortgage loans, partially offset by a $1.6 billion, or 19.4 percent, decrease in investment securities. The increase in advances was largely due to an increase in short-term advances, which was attributed to the increase in dividend rates (discussed below), which effectively reduces the cost of the advance to the member and increases the member's ability to profitably deploy the funding. The FHLBank has been actively promoting the impact of the dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends. The increase in cash and investments with overnight maturities was a result of repayments of line of credit products on the last day of the quarter, the majority of which were re-advanced shortly thereafter. The increase in mortgage loans was a result of growth in the level of loans funded under the MPF Program relative to the level of prepayments. Additionally, the number of selling PFIs has increased during 2014. The decrease in investment securities was due to paydowns and maturities that were not reinvested as part of the balance sheet initiative described in greater detail below.

Total liabilities increased $4.7 billion, or 14.6 percent, from December 31, 2013 to September 30, 2014. This increase was primarily due to a $5.1 billion increase in consolidated obligation discount notes, partially offset by a $0.3 billion decrease in deposits. The increase in discount notes was the result of an increase in our line of credit product balance and short-term advances, which are generally funded by discount notes. The decrease in deposits was due to fluctuations in member liquidity and collateral positions between periods. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The dividend rate for Class A Common Stock remained at 1.00 percent and the dividend rate for Class B Common Stock increased from 5.00 to 6.00 percent from the second to the third quarter of 2014. Changes in the weighted average dividend rates between the quarters ended September 30, 2014 (5.15 percent) and 2013 (2.31 percent) occurred primarily due to the dividend rate increases and a reduction in Class A Common Stock due to excess stock repurchases under our current capital management practices. Other factors impacting the stock class mix and average dividend rates include: (1) a reduction in our activity stock (Class B Common Stock) requirement for AMA in the third quarter of 2013; (2) a reduction in our activity stock (Class B Common Stock) requirement for advances in the second quarter of 2014; (3) weekly exchanges of excess Class B Common Stock to Class A Common Stock; and (4) periodic repurchases of excess Class A Common Stock.

We changed our management of capital levels, including a reduction in our activity-based stock purchase requirement (see “Liquidity and Capital Resources – Capital” under this Item 2), establishing periodic repurchases of excess stock and increasing our dividend payout ratio among other practices, while maintaining sufficient levels of liquidity to fulfill our mission.

Our strategic business plan for the period of fiscal years 2014-2016 included balance sheet management strategies focusing on improving our core mission asset ratios and include the establishment of benchmark ratios of: (1) advances to consolidated obligations (Tier 1 ratio); and (2) advances plus AMA to consolidated obligations (Tier 2 ratio) (see further discussion of these benchmark ratios under Item 1A – "Risk Factors” in our annual report on Form 10-K, incorporated by reference herein). Benchmarks established for 2014 entailed a reduced allocation to MBS, money market, and other investments over time through paydowns and maturities, but without the sale of any assets.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	09/30/2014	12/31/2013	09/30/2013
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.09%	0.09%	0.08%	0.12%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.02	0.03	0.03	0.05	0.02	0.07	0.01
3-month LIBOR[1]	0.23	0.26	0.23	0.28	0.24	0.25	0.25
2-year U.S. Treasury note[1]	0.50	0.36	0.42	0.29	0.58	0.38	0.33
5-year U.S. Treasury note[1]	1.69	1.50	1.64	1.07	1.76	1.73	1.41
10-year U.S. Treasury note[1]	2.49	2.70	2.62	2.20	2.49	3.00	2.64
30-year residential mortgage note rate[2]	4.32	4.66	4.42	4.10	4.33	4.72	4.49

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

At the most recent meeting, the Federal Open Market Committee (FOMC) announced that it would conclude the asset purchase program in October 2014. The Committee is maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS and of rolling over maturing U.S. Treasury securities at auction. The decision to conclude the asset purchase program was supported by strength in the overall economy, including continued improvement in the outlook for the labor market. Minutes from the September meeting indicated concern about the global outlook and the strengthening of the U.S. dollar, which market participants interpreted as a delay in the increase in the Federal funds rate, although no indication was given of when an increase in the Federal funds rate would occur. The FOMC has indicated that a lower than normal target rate may be necessary for an extended period of time, depending on a broad range of economic indicators. The rates on U.S. Treasuries and Agency MBS are expected to increase once the Federal Reserve is no longer making those purchases, although rates have not yet increased significantly as a result of the reduction in asset purchases. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates.

During the third quarter of 2014, U.S. Treasury rates were fairly range-bound and volatility remained low, resulting in a steady funding environment. The market volatility that started in the last half of 2013 began to subside in late 2013 and early 2014 and has positively impacted demand for our longer-term debt, despite investors still being somewhat cautious about bond purchases due to the possibility of continued increases in market rates. The spread over U.S. Treasuries at which we can issue longer-term bullet and callable bonds has narrowed from what we experienced in 2013 due to the aforementioned market correction. We fund a large portion of our fixed rate mortgage assets and some fixed rate advances with callable bonds. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout 2014. The U.S. government reached an agreement to suspend the nation's borrowing limit through March 15, 2015; therefore, concerns over the federal debt ceiling limit, which could result in increased liquidity concerns for market participants, have eased.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2014.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our earnings (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2014 vs. 09/30/2013		09/30/2014 vs. 09/30/2013
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(2,101)	(1.9)%	$(13,476)	(4.1)%
Total interest expense	(4,127)	(7.6)	(22,193)	(12.8)
Net interest income	2,026	3.7	8,717	5.5
Provision (reversal) for credit losses on mortgage loans	(448)	(84.5)	(3,793)	(184.0)
Net interest income after mortgage loan loss provision	2,474	4.6	12,510	8.0
Net gain (loss) on trading securities	(4,651)	(68.7)	15,256	40.5
Net gain (loss) on derivatives and hedging activities	3,374	60.3	(29,426)	(1,023.5)
Other non-interest income	303	12.0	1,118	15.5
Total other income (loss)	(974)	(9.9)	(13,052)	(47.3)
Operating expenses	1,552	15.2	2,473	8.1
Other non-interest expenses	(102)	(4.7)	(139)	(1.9)
Total other expenses	1,450	11.7	2,334	6.2
AHP assessments	5	0.2	(287)	(3.1)
NET INCOME	$45	0.2%	$(2,589)	(3.2)%

Net income remained unchanged at $28.6 million for both quarters ended September 30, 2014 and 2013. However, there was an increase in net interest income, a decrease in the provision/reversal for loan loss, and an increase in fair value of derivatives and hedging activities, which was more than offset by a decrease in fair value of trading securities. Return on average equity (ROE) was 6.93 percent and 5.87 percent for the three months ended September 30, 2014 and September 30, 2013, respectively. The increase in ROE was a result of the changes in capital management practices that went into effect during the second quarter of 2014, which caused a decrease in average capital for the period due to the repurchase of excess stock. Dividends paid to members totaled $13.4 million for the quarter ended September 30, 2014 compared to $8.2 million for the same period in the prior year.

Net income for the nine months ended September 30, 2014 was $79.5 million compared to $82.1 million for the nine months ended September 30, 2013. The decrease in net income was due to declines in fair value of derivatives and hedging activities, partially offset by an increase in fair value of trading securities, an increase in net interest income, and a decrease in the provision/reversal for loan loss. ROE was 6.36 percent and 5.85 percent for the nine months ended September 30, 2014 and 2013, respectively. The increase in ROE was primarily a result of the changes in capital management practices that went into effect during the second quarter of 2014, causing a decrease in average capital for the period due to the repurchase of excess stock, which was only partially offset by the decrease in net income. The change in capital management practices also resulted in an increase in dividend rates. Dividends paid to members totaled $31.6 million for the nine months ended September 30, 2014 compared to $24.7 million for the same period in the prior year.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income increased $2.0 million for the quarter ended September 30, 2014 and $8.7 million for the nine months ended September 30, 2014 compared to the prior year periods. The increase in net interest income for both periods was due to an increase in our net interest spread and margin despite a decrease in average interest-earning assets (see Tables 4 and 6). The increases in net interest spread and margin were driven primarily by an overall decrease in the cost of borrowing and also by an increase in the average yield on mortgage loans, which is discussed in greater detail below.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements), and investment securities, remained flat, at 1.06 percent for the quarters ended September 30, 2014 and 2013. The average yield on investments increased one basis point, from 1.08 percent for the nine months ended September 30, 2013 to 1.09 percent for the nine months ended September 30, 2014. The yields for the three and nine month periods were impacted by compositional changes in the investment securities portfolio, including maturities of lower yielding securities and purchases of higher yielding securities, and increases in the average balance of lower yielding instruments. The impact of the higher yielding securities was partially offset by an overall decrease in the average balance of the portfolio as part of our strategic core mission asset initiative.

The average yield on advances decreased four basis points, from 0.65 percent for the quarter ended September 30, 2013 to 0.61 percent for the current quarter. The average yield on advances decreased six basis points, from 0.71 percent for the nine months ended September 30, 2013 to 0.65 percent for the nine months ended September 30, 2014. The decrease in the average yield on advances was due to an increase in our lowest yielding advance product relative to total advances and a decrease in prepayment fees between periods. Prepayment fees were higher in 2013 as a result of borrowers restructuring a higher level of non-callable advances into new advances and incurring a fee. Further, the low interest rate environment in the prior year generally resulted in a higher fee calculation for prepaid advances.

The average yield on mortgage loans increased five basis points, from 3.25 percent for the quarter ended September 30, 2013 to 3.30 percent for the quarter ended September 30, 2014. The average yield on mortgage loans increased 12 basis points, from 3.26 percent for the nine months ended September 30, 2013 to 3.38 percent for the nine months ended September 30, 2014. The increase in yield is due to a decline in premium amortization as mortgage rates have increased and prepayments on higher coupon loans have decreased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase). We expect this yield to remain relatively steady for the next several quarters, as mortgage interest rates are not anticipated to fluctuate significantly from current levels, but our average yield on mortgage loans could decline if prepayments increase and premium amortization accelerates.

The average cost of consolidated obligation bonds decreased four basis points, from 0.99 percent for the quarter ended September 30, 2013 to 0.95 percent for the current quarter. The average cost of consolidated obligation bonds decreased seven basis points, from 1.04 percent for the nine months ended September 30, 2013 to 0.97 percent for the current nine month period. This decrease was largely a result of: (1) replacing some called and matured higher-cost consolidated obligation bonds with debt at a much lower cost in late 2013; (2) the decrease in the average one- and three-month LIBOR rates during 2014 compared to 2013 (a considerable portion of our consolidated obligation bonds are swapped to LIBOR); and (3) a general decline in rates in 2014 which allowed us to issue and to call and replace higher rate debt at lower rates. The average balance of lower rate discount notes has increased between periods while average bond balances have declined, which has reduced the total cost of our interest-bearing liabilities. We expect short-term interest rates to remain low for an extended period of time, so we expect our total interest bearing liability cost to remain relatively stable over the next few quarters. When we call and replace callable debt, it generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity using the level-yield method. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days). For further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

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

Table 4 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 4

	Three Months Ended
	09/30/2014			09/30/2013
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$192,006	$40	0.08%	$246,316	$56	0.09%
Securities purchased under agreements to resell	421,196	96	0.09	217,017	42	0.08
Federal funds sold	1,684,413	358	0.08	1,350,739	285	0.08
Investment securities[1]	6,746,386	23,601	1.39	9,037,857	28,693	1.26
Advances[2,3]	20,591,124	31,467	0.61	19,020,279	30,976	0.65
Mortgage loans[2,4,5]	6,138,316	51,099	3.30	5,947,227	48,675	3.25
Other interest-earning assets	22,562	374	6.58	27,348	409	5.94
Total earning assets	35,796,003	107,035	1.19	35,846,783	109,136	1.21
Other non-interest-earning assets	95,201			154,128
Total assets	$35,891,204			$36,000,911

Interest-bearing liabilities:
Deposits	$761,192	166	0.09	$810,198	179	0.09
Consolidated obligations[2]:
Discount Notes	13,312,234	2,688	0.08	11,610,756	2,041	0.07
Bonds	19,807,397	47,552	0.95	20,866,435	52,319	0.99
Other borrowings	11,833	57	1.89	52,469	51	0.39
Total interest-bearing liabilities	33,892,656	50,463	0.59	33,339,858	54,590	0.65
Capital and other non-interest-bearing funds	1,998,548			2,661,053
Total funding	$35,891,204			$36,000,911

Net interest income and net interest spread[6]		$56,572	0.60%		$54,546	0.56%

Net interest margin[7]			0.63%			0.60%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]	CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.2 million for the three months ended September 30, 2014 and 2013.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 5 summarizes changes in interest income and interest expense (in thousands):

Table 5

	Three Months Ended
	09/30/2014 vs. 09/30/2013
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(12)	$(4)	$(16)
Securities purchased under agreements to resell	46	8	54
Federal funds sold	72	1	73
Investment securities	(7,803)	2,711	(5,092)
Advances	2,467	(1,976)	491
Mortgage loans	1,581	843	2,424
Other assets	(76)	41	(35)
Total earning assets	(3,725)	1,624	(2,101)
Interest Expense:
Deposits	(10)	(3)	(13)
Consolidated obligations:
Discount notes	321	326	647
Bonds	(2,594)	(2,173)	(4,767)
Other borrowings	(65)	71	6
Total interest-bearing liabilities	(2,348)	(1,779)	(4,127)
Change in net interest income	$(1,377)	$3,403	$2,026

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

Table 6 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Nine Months Ended
	09/30/2014			09/30/2013
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$202,361	$120	0.08%	$280,293	$257	0.12%
Securities purchased under agreements to resell	212,271	138	0.09	835,219	821	0.13
Federal funds sold	1,438,974	840	0.08	1,140,934	989	0.12
Investment securities[1]	7,283,099	73,635	1.35	8,782,057	86,705	1.32
Advances[2,3]	18,580,837	90,280	0.65	18,238,839	97,265	0.71
Mortgage loans[2,4,5]	6,048,213	152,701	3.38	5,949,473	145,050	3.26
Other interest-earning assets	23,719	1,149	6.48	26,391	1,252	6.35
Total earning assets	33,789,474	318,863	1.26	35,253,206	332,339	1.26
Other non-interest-earning assets	92,353			147,945
Total assets	$33,881,827			$35,401,151

Interest-bearing liabilities:
Deposits	$918,443	604	0.09	$1,112,159	768	0.09
Consolidated obligations[2]:
Discount Notes	10,949,484	6,250	0.08	10,422,235	6,746	0.09
Bonds	19,929,653	144,488	0.97	21,250,568	166,037	1.04
Other borrowings	9,288	156	2.24	26,505	140	0.71
Total interest-bearing liabilities	31,806,868	151,498	0.64	32,811,467	173,691	0.71
Capital and other non-interest-bearing funds	2,074,959			2,589,684
Total funding	$33,881,827			$35,401,151

Net interest income and net interest spread[6]		$167,365	0.62%		$158,648	0.55%

Net interest margin[7]			0.66%			0.60%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $3.6 million and $3.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Table 7

	Nine Months Ended
	09/30/2014 vs. 09/30/2013
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(60)	$(77)	$(137)
Securities purchased under agreements to resell	(471)	(212)	(683)
Federal funds sold	221	(370)	(149)
Investment securities	(15,111)	2,041	(13,070)
Advances	1,796	(8,781)	(6,985)
Mortgage loans	2,435	5,216	7,651
Other assets	(129)	26	(103)
Total earning assets	(11,319)	(2,157)	(13,476)
Interest Expense:
Deposits	(128)	(36)	(164)
Consolidated obligations:
Discount notes	329	(825)	(496)
Bonds	(9,976)	(11,573)	(21,549)
Other borrowings	(137)	153	16
Total interest-bearing liabilities	(9,912)	(12,281)	(22,193)
Change in net interest income	$(1,407)	$10,124	$8,717

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

The losses on economic derivatives for the three months ended September 30, 2014 declined compared to the same period in the prior year, primarily as a result of gains on interest rate swaps matched to GSE debentures. The losses on economic derivatives for the nine months ended September 30, 2014 were primarily a result of losses on our interest rate cap portfolio as fair values declined due to a lower forward curve, decreased long-term cap volatility and time value decay compared to gains recognized during the same period of 2013 as fair values increased due to an increase and steepening of the general level of the interest rate swap curve with the gains somewhat limited by a decrease in long-term cap volatility at the end of the 2013 third quarter as well.
While the net interest received (paid) on the associated economic interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the GSE debentures, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities.See Tables 38 and 39 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 8 through 11 categorize the earnings impact by product for hedging activities (in thousands):

Table 8

	Three Months Ended 09/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,457)	$—	$(441)	$(16)	$(2,914)
Net interest settlements	(33,082)	—	—	23,359	(9,723)
Subtotal	(35,539)	—	(441)	23,343	(12,637)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	495	—	—	(354)	141
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	12,392	—	(923)	11,469
Interest rate caps/floors	—	(4,089)	—	—	(4,089)
Mortgage delivery commitments	—	—	60	—	60
Economic hedges – net interest received (paid)	—	(11,148)	—	1,349	(9,799)
Subtotal	495	(2,845)	60	72	(2,218)
Net impact of derivatives and hedging activities	(35,044)	(2,845)	(381)	23,415	(14,855)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(11,651)	—	—	(11,651)
TOTAL	$(35,044)	$(14,496)	$(381)	$23,415	$(26,506)

Table 9

	Three Months Ended 09/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,161)	$—	$(621)	$(27)	$—	$(3,809)
Net interest settlements	(35,787)	—	—	28,324	—	(7,463)
Subtotal	(38,948)	—	(621)	28,297	—	(11,272)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	279	—	—	577	—	856
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	6,781	—	(1,257)	(1)	5,523
Interest rate caps/floors	—	(3,908)	—	—	—	(3,908)
Mortgage delivery commitments	—	—	1,903	—	—	1,903
Economic hedges – net interest received (paid)	—	(11,619)	—	1,652	1	(9,966)
Subtotal	279	(8,746)	1,903	972	—	(5,592)
Net impact of derivatives and hedging activities	(38,669)	(8,746)	1,282	29,269	—	(16,864)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(5,865)	—	—	—	(5,865)
TOTAL	$(38,669)	$(14,611)	$1,282	$29,269	$—	$(22,729)

Table 10

	Nine Months Ended 9/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(8,001)	$—	$(1,414)	$214	$(9,201)
Net interest settlements	(98,618)	—	—	68,909	(29,709)
Subtotal	(106,619)	—	(1,414)	69,123	(38,910)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	806	—	—	(1,514)	(708)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	24,878	—	1,454	26,332
Interest rate caps/floors	—	(25,569)	—	—	(25,569)
Mortgage delivery commitments	—	—	2,979	—	2,979
Economic hedges – net interest received (paid)	—	(33,116)	—	3,531	(29,585)
Subtotal	806	(33,807)	2,979	3,471	(26,551)
Net impact of derivatives and hedging activities	(105,813)	(33,807)	1,565	72,594	(65,461)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(22,315)	—	—	(22,315)
TOTAL	$(105,813)	$(56,122)	$1,565	$72,594	$(87,776)

Table 11

	Nine Months Ended 9/30/2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(9,023)	$—	$(1,867)	$(533)	$—	$(11,423)
Net interest settlements	(110,766)	—	—	81,631	—	(29,135)
Subtotal	(119,789)	—	(1,867)	81,098	—	(40,558)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	2,384	—	—	(6,825)	—	(4,441)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	37,209	—	(6,093)	(17)	31,099
Interest rate caps/floors	—	7,514	—	—	—	7,514
Mortgage delivery commitments	—	—	(2,945)	—	—	(2,945)
Economic hedges – net interest received (paid)	—	(34,009)	—	5,654	3	(28,352)
Subtotal	2,384	10,714	(2,945)	(7,264)	(14)	2,875
Net impact of derivatives and hedging activities	(117,405)	10,714	(4,812)	73,834	(14)	(37,683)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(37,004)	—	—	—	(37,004)
TOTAL	$(117,405)	$(26,290)	$(4,812)	$73,834	$(14)	(74,687)

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

Table 12

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
GSE debentures	$(11,637)	$(6,360)	$(22,721)	$(37,122)
U.S. Treasury note	—	40	20	27
Agency MBS/CMO	218	(450)	279	(563)
Short-term money market securities	—	2	(9)	(29)
TOTAL	$(11,419)	$(6,768)	$(22,431)	$(37,687)

The majority of the volatility in the net gain (loss) of our trading portfolio can be attributed to fair value changes on GSE debentures. The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures, and generally most of the fixed rate securities are related to economic hedges. The fair values of the fixed rate GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The variable rate securities reset daily based on the Federal funds effective rate or monthly based on the one-month LIBOR index. During 2012 and especially in 2013, interest rates and GSE credit spreads increased, which resulted in fair value losses on the GSE debentures. During 2014, the relative change in interest rates compared to 2013 and the decrease in GSE credit spreads reduced the magnitude of losses in the first half of 2014 compared to the first half of 2013, but spreads widened and interest rates increased during the third quarter of 2014, resulting in greater decreases in the fair value of our GSE debentures. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses. The largest component of operating expenses, compensation and benefits, increased by $1.9 million, or 27.6 percent, for the quarter ended September 30, 2014 compared to the prior year quarter. Compensation and benefits increased by $2.8 million, or 13.7 percent, for the nine months ended September 30, 2014, compared to the same period in the prior year. The majority of the increase is related to the timing of the funding of the pension plan, which occurred in the fourth quarter of 2013 and in the third quarter of 2014. The increase is also due to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation.

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

Adjusted income is a non-GAAP financial measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. We note however that non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Our third quarter 2014 adjusted income (defined below), which excludes fair value changes in derivatives and trading securities as well as prepayment fees on terminated advances included in net interest margin, increased by $1.8 million compared to the third quarter of 2013. For the nine months ended September 30, 2014, adjusted net income increased by $12.8 million compared to the nine months ended September 30, 2013 (see Table 13). These increases parallel the increase in GAAP net interest income before provision/reversal for loan loss.

Table 13 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 13

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Net income, as reported under GAAP	$28,624	$28,579	$79,471	$82,060
AHP assessments	3,181	3,176	8,833	9,120
Income before AHP assessments	31,805	31,755	88,304	91,180
Derivative-related and other excluded items[1]	3,730	1,993	18,466	2,817
Adjusted income (a non-GAAP measure)[2]	$35,535	$33,748	$106,770	$93,997

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

Table 14 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (dollar amounts in thousands). The increase in adjusted ROE spread is a result of the increase in net interest margin and the change in capital requirements and management practices that went into effect during the second quarter of 2014 (see additional discussion under this Item 2 - "Liquidity and Capital Resources - Capital"). The impact of the increase in net interest margin is more apparent with adjusted ROE spread because it excludes the volatility in fair values, as described above. The changes in our capital management plan resulted in the repurchase of excess stock, which caused a decrease in the average GAAP total capital of 15.2 percent and 11.0 percent for the three and nine months ended September 30, 2014, when compared to the same periods in 2013.

Table 14

	Three Months Ended		Nine Months Ended
	09/30/2014	09/30/2013	09/30/2014	09/30/2013
Average GAAP total capital for the period	$1,637,802	$1,932,127	$1,669,445	$1,874,901
ROE, based upon GAAP net income	6.93%	5.87%	6.36%	5.85%
Adjusted ROE, based upon adjusted income[1]	8.61%	6.93%	8.55%	6.70%
Average overnight Federal funds effective rate	0.09%	0.09%	0.08%	0.12%
Adjusted ROE as a spread to average overnight Federal funds effective rate[1]	8.52%	6.84%	8.47%	6.58%

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

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gain (loss) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and hedging activities and trading securities can play a factor when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison. In contrast, GAAP net income, ROE based on GAAP net income and ROE spread based on GAAP net income can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance. Management believes such volatility prevents a consistent measurement analysis.

Derivative and hedge accounting affects the timing of income or expense from derivatives. However, when held to maturity or call dates, there is no economic income or expense impact from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to fair value each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP net income. However, if held to maturity, the sum of such gains and losses over the term of a derivative will equal its original purchase price.

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges when compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and are recorded in net gain (loss) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges included in the net gain (loss) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed).

Financial Condition

Overall: As a percentage of assets as of September 30, 2014 compared to December 31, 2013, cash, short-term investments and advances increased while long-term investment securities and mortgage loans decreased. These changes correspond with the increase in discount notes and decrease in bonds as a percentage of total liabilities and equity as of September 30, 2014 compared to December 31, 2013. Table 15 presents the percentage concentration of the major components of our Statements of Condition:

Table 15

	Component Concentration
	09/30/2014	12/31/2013
Assets:
Cash and due from banks	6.7%	5.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	6.5	1.7
Investment securities	17.0	23.9
Advances	53.4	51.3
Mortgage loans, net	16.0	17.5
Other assets	0.4	0.5
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.8%	2.8%
Consolidated obligation discount notes, net	41.4	32.1
Consolidated obligation bonds, net	52.0	59.1
Other liabilities	0.4	0.7
Total liabilities	95.6	94.7

Capital:
Capital stock outstanding	2.8	3.7
Retained earnings	1.6	1.7
Accumulated other comprehensive income (loss)	—	(0.1)
Total capital	4.4	5.3
Total liabilities and capital	100.0%	100.0%

Table 16 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 16

	Increase (Decrease) in Components
	09/30/2014 vs. 12/31/2013
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$857,410	50.0%
Investments[1]	371,069	4.3
Advances	3,149,113	18.1
Mortgage loans, net	215,342	3.6
Derivative assets, net	(1,859)	(6.6)
Other assets	(13,335)	(10.3)
Total assets	$4,577,740	13.5%

Liabilities:
Deposits	$(284,819)	(29.6)%
Consolidated obligations, net	5,026,531	16.2
Derivative liabilities, net	(56,936)	(52.5)
Other liabilities	3,786	2.9
Total liabilities	4,688,562	14.6

Capital:
Capital stock outstanding	(161,986)	(12.9)
Retained earnings	47,860	8.4
Accumulated other comprehensive income (loss)	3,304	18.0
Total capital	(110,822)	(6.2)
Total liabilities and capital	$4,577,740	13.5%

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

Table 17 summarizes advances outstanding by product (dollar amounts in thousands):

Table 17

	09/30/2014		12/31/2013
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$7,299,743	35.7%	$3,471,636	20.2%
Regular adjustable rate advances	15,000	0.1	5,000	—
Adjustable rate callable advances	4,380,709	21.5	4,849,409	28.2
Customized advances:
Adjustable rate advances with embedded caps or floors	127,000	0.6	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	83,087	0.4	83,460	0.5
Total adjustable rate advances	11,905,539	58.3	8,536,505	49.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances	365,085	1.8	54,380	0.3
Regular fixed rate advances	5,087,538	24.9	5,483,902	31.9
Fixed rate callable advances	85,045	0.4	83,720	0.5
Standard housing and community development advances:
Regular fixed rate advances	315,096	1.6	276,366	1.6
Fixed rate callable advances	2,000	—	—	—
Total fixed rate advances	5,854,764	28.7	5,898,368	34.3
Convertible:
Standard advance products:
Fixed rate convertible advances	1,656,242	8.1	1,685,242	9.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	493,695	2.4	546,120	3.2
Fixed rate callable amortizing advances	34,550	0.2	34,185	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	460,085	2.3	487,840	2.8
Fixed rate callable amortizing advances	7,160	—	5,359	—
Total amortizing advances	995,490	4.9	1,073,504	6.2
TOTAL PAR VALUE	$20,412,035	100.0%	$17,193,619	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at September 30, 2014 and December 31, 2013. The 18.7 percent increase in advance par value (see Table 17) was due to a significant increase in our line of credit product and short-term fixed rate advances, which were offset by slight declines in adjustable rate callable advances and regular fixed rate advances. The increases were a result of efforts to retain maturing advances and to promote the pricing advantages of line of credit and short-term advances when taking our dividend payment rates into consideration. We expect advances as a percent of total assets to increase as part of our strategic initiative to achieve an increased core mission asset focus (see “Executive Level Overview” under this Item 2).

As of September 30, 2014 and December 31, 2013, 65.6 percent and 64.1 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. For the most part, a large number of our member institutions continue to reduce outstanding advances as liquidity remains high with deposit costs and interest rates on the short end of the curve remaining low. However, the growth in advances experienced in the second and third quarters of 2014 is a result of a smaller number of members increasing short-term advances, which is helping to offset the members who have reduced their outstanding advances. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during 2013.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 84.5 percent and 79.2 percent of our total advance portfolio as of September 30, 2014 and December 31, 2013, respectively.

Table 18 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 18

	09/30/2014		12/31/2013
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$3,453,400	16.9%	$1,005,650	5.8%
Capitol Federal Savings Bank	3,375,000	16.5	2,525,000	14.7
MidFirst Bank	2,711,500	13.3	2,720,000	15.8
United of Omaha Life Insurance Co.	597,445	2.9
American Fidelity Assurance Co.	521,500	2.6
Security Benefit Life Insurance Co.			1,015,000	5.9
Security Life of Denver Insurance Co.			700,000	4.1
TOTAL	$10,658,845	52.2%	$7,965,650	46.3%

Table 19 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 19

	Three Months Ended
	09/30/2014		09/30/2013
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$14,947	23.2%	$14,861	22.4%
American Fidelity Assurance Co.	4,482	7.0	4,501	6.8
Security Benefit Life Insurance Co.	2,337	3.6	2,353	3.5
MidFirst Bank	1,977	3.1
Ent Federal Credit Union	1,628	2.5
Pacific Life Insurance Co.			2,022	3.0
United of Omaha Life Insurance Co.			1,812	2.7
TOTAL	$25,371	39.4%	$25,549	38.4%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(33.1) million and $(35.8) million for the three months ended September 30, 2014 and 2013, respectively.

Table 20 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 20

	Nine Months Ended
	09/30/2014		09/30/2013
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$42,279	22.5%	$46,194	22.6%
American Fidelity Assurance Co.	13,434	7.2	13,338	6.5
Security Benefit Life Insurance Co.	7,555	4.0	7,053	3.5
MidFirst Bank	5,149	2.7
United of Omaha Life Insurance Co.	4,972	2.7	5,592	2.7
Pacific Life Insurance Co.			6,002	2.9
TOTAL	$73,389	39.1%	$78,179	38.2%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(98.6) million and $(110.8) million for the nine months ended September 30, 2014 and 2013, respectively.

MPF Program: The MPF Program is considered an attractive secondary market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government fixed rate, size-conforming, single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the first nine months of 2014 was $784.6 million. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in an increase of 3.6 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2013 to September 30, 2014. Net mortgage loans as a percentage of total assets decreased from 17.5 percent as of December 31, 2013 to 16.0 percent as of September 30, 2014.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members, or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2014.

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

The number of approved PFIs increased from 276 as of December 31, 2013 to 282 as of September 30, 2014. During the nine months ended September 30, 2014, we purchased loans from 183 PFIs with no one PFI accounting for more than 6.0 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2014 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 21 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balance for Bank of America (non-member that acquired a former PFI and currently does not have the ability to sell loans to us under the MPF Program) has declined with the prepayment of loans held in the portfolio.

Table 21

	09/30/2014		12/31/2013
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$260,454	4.3%	$286,762	4.9%
FirstBank of Colorado	199,507	3.3	170,004	2.9
Tulsa Teachers Credit Union	159,445	2.6	129,134	2.2
SAC Federal Credit Union	133,385	2.2
Farmers Bank & Trust N.A.	124,911	2.1	124,810	2.1
Bank of America, N.A.[1]			127,084	2.2
TOTAL	$877,702	14.5%	$837,794	14.3%

[1]	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2014 was 751 and 73.0 percent, respectively. See Note 6 of the Notes to the Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience and observed trends in loan delinquencies. During the second quarter of 2014, we refined the technique used to estimate the allowance, which resulted in a decrease in the provision for credit losses and an immaterial decrease in the allowance balance as a percent of unpaid principal balance at June 30, 2014 compared to December 31, 2013. With the recent improvements in home prices and overall decrease in our delinquency rate, we believe that our refinement in technique better reflects current economic conditions at September 30, 2014. We also believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to the Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and to provide primary and secondary market support for the U.S. housing securities market. Total investments increased 4.3 percent primarily due to an overall increase in short-term investments, including Federal funds sold and reverse repurchase agreements. These investments are generally transacted with government agencies and large financial institutions that we consider to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, and meet other financial obligations such as debt servicing, consist primarily of reverse repurchase agreements, deposits in banks, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations and guidelines set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under this Item 2 for a discussion of our liquidity management.

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

Table 22 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 22

	09/30/2014	12/31/2013
Interest-bearing deposits	$—	$48
Federal funds sold	1,450,000	575,000
Certificates of deposit	—	260,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,450,000	$835,057

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K. As of September 30, 2014, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of September 30, 2014, all unsecured term investments were rated as investment grade based on NRSROs (see Table 26).

Table 23 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2014. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 23

Domicile of Counterparty	Overnight
U.S. subsidiaries of foreign commercial banks	$200,000
U.S. Branches and agency offices of foreign commercial banks:
Canada	500,000
Germany	250,000
Netherlands	250,000
Norway	150,000
United Kingdom	100,000
Total U.S. Branches and agency offices of foreign commercial banks	1,250,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,450,000

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, United Kingdom, Canada, Germany, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable (e.g., these investments were extremely low the latter half of 2013 and remained low at year end so we had limited investments in reverse repurchase agreements during that time frame). To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

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

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of September 30, 2014, the amortized cost of our MBS/CMO portfolio represented 298 percent of our regulatory capital. As of September 30, 2014, we held $144.4 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of September 30, 2014 or December 31, 2013. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 in the Notes to Financial Statements included in Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 24 (in thousands).

Table 24

	09/30/2014	12/31/2013
Trading securities:
Certificates of deposit	$—	$260,009
U.S. Treasury obligations	25,031	25,012
GSE debentures	1,306,245	2,247,966
Mortgage-backed securities:
U.S. obligation residential MBS	986	1,090
GSE residential MBS	143,950	170,700
Total trading securities	1,476,212	2,704,777
Held-to-maturity securities:
State or local housing agency obligations	130,341	63,472
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	60,190	68,977
GSE single-family and multi-family residential MBS	4,630,825	4,974,649
Private-label residential MBS	251,799	315,333
Home equity loan ABS	1,108	1,228
Total held-to-maturity securities	5,074,263	5,423,659
Total securities	6,550,475	8,128,436

Interest-bearing deposits	146	1,116

Federal funds sold	1,450,000	575,000

Securities purchased under agreements to resell	1,075,000	—
TOTAL INVESTMENTS	$9,075,621	$8,704,552

The contractual maturities of our investments are summarized by security type in Table 25 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 25

	09/30/2014
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$25,031	$—	$—	$—	$25,031
GSE debentures	267,576	929,395	109,274	—	1,306,245
Mortgage-backed securities:
U.S. obligation residential MBS	—	—	—	986	986
GSE residential MBS	—	—	—	143,950	143,950
Total trading securities	292,607	929,395	109,274	144,936	1,476,212
Yield on trading securities	0.11%	5.20%	3.25%	2.38%
Held-to-maturity securities:
State or local housing agency obligations	—	—	18,625	111,716	130,341
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	5	29	—	60,156	60,190
GSE single-family and multi-family residential MBS	—	68,154	1,539,112	3,023,559	4,630,825
Private-label residential MBS	—	25,151	10,217	216,431	251,799
Home equity loans ABS	—	—	—	1,108	1,108
Total held-to-maturity securities	5	93,334	1,567,954	3,412,970	5,074,263
Yield on held-to-maturity securities	6.95%	2.56%	2.17%	2.04%

Total securities	292,612	1,022,729	1,677,228	3,557,906	6,550,475
Yield on total securities	0.11%	4.94%	2.24%	2.05%

Interest-bearing deposits	146	—	—	—	146

Federal funds sold	1,450,000	—	—	—	1,450,000

Securities purchased under agreements to resell	1,075,000	—	—	—	1,075,000
TOTAL INVESTMENTS	$2,817,758	$1,022,729	$1,677,228	$3,557,906	$9,075,621

Securities Ratings – Tables 26 and 27 present the carrying value of our investments by rating (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 26

	09/30/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$146	$—	$—	$—	$—	$146

Federal funds sold[2]	—	250,000	1,200,000	—	—	—	1,450,000

Securities purchased under agreements to resell[3]	—	—	100,000	—	—	975,000	1,075,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,031	—	—	—	—	25,031
GSE debentures	—	1,306,245	—	—	—	—	1,306,245
State or local housing agency obligations	85,606	30,000	—	14,735	—	—	130,341
Total non-mortgage-backed securities	85,606	1,361,276	—	14,735	—	—	1,461,617
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	—	61,176	—	—	—	—	61,176
GSE single-family and multi-family residential MBS	—	4,774,775	—	—	—	—	4,774,775
Private label residential MBS	—	9,339	10,077	90,440	141,874	69	251,799
Home equity loan ABS	—	—	—	—	665	443	1,108
Total mortgage-backed securities	—	4,845,290	10,077	90,440	142,539	512	5,088,858

TOTAL INVESTMENTS	$85,606	$6,456,712	$1,310,077	$105,175	$142,539	$975,512	$9,075,621

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $12.2 million at September 30, 2014.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 27

	12/31/2013
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$48	$1,068	$—	$—	$—	$—	$1,116

Federal funds sold[2]	—	375,000	200,000	—	—	—	575,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	260,009	—	—	—	—	260,009
U.S. Treasury obligations	—	25,012	—	—	—	—	25,012
GSE debentures	—	2,247,966	—	—	—	—	2,247,966
State or local housing agency obligations	16,477	30,000	—	16,995	—	—	63,472
Total non-mortgage-backed securities	16,477	2,562,987	—	16,995	—	—	2,596,459
Mortgage-backed or asset-backed securities:
U.S. obligation residential MBS	—	70,067	—	—	—	—	70,067
GSE single-family and multi-family residential MBS	—	5,145,349	—	—	—	—	5,145,349
Private label residential MBS	2,148	16,053	13,939	125,939	157,174	80	315,333
Home equity loan ABS	—	—	—	—	749	479	1,228
Total mortgage-backed securities	2,148	5,231,469	13,939	125,939	157,923	559	5,531,977

TOTAL INVESTMENTS	$18,673	$8,170,524	$213,939	$142,934	$157,923	$559	$8,704,552

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.2 million at December 31, 2013.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 95 days.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 28 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 28

	09/30/2014			12/31/2013
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$32,505	$97,248	$129,753	$50,734	$115,983	$166,717
Alt-A	70,647	71,120	141,767	90,124	82,100	172,224
Total private-label residential MBS	103,152	168,368	271,520	140,858	198,083	338,941
Home equity loan ABS:
Subprime	—	2,977	2,977	—	3,348	3,348
TOTAL	$103,152	$171,345	$274,497	$140,858	$201,431	$342,289

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 29 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 29

09/30/2014
Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$9,354	$—	$—	$9,354
Single-A	10,106	—	—	10,106
Triple-B	90,536	—	2,726	87,810
Double-B	57,969	—	2,325	55,644
Single-B	30,933	3,417	—	27,516
Triple-C	37,130	—	20,842	16,288
Double-C	17,793	3,617	10,866	3,310
Single-D	19,677	205	19,472	—
Unrated	999	—	—	999
TOTAL	$274,497	$7,239	$56,231	$211,027

Amortized cost	$265,733	$6,838	$50,502	$208,393
Gross unrealized losses	(11,601)	—	(3,480)	(8,121)
Fair value	257,526	7,053	47,723	202,750

OTTI:
Credit-related OTTI charge taken year-to-date	$443	$27	$327	$89
Non-credit-related OTTI charge taken year-to-date	(443)	(27)	(327)	(89)
TOTAL	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	93.8%	97.4%	84.9%	96.1%
Original weighted average credit support[1]	5.0	3.1	5.9	4.9
Weighted average credit support[1]	10.9	10.2	4.4	12.6
Weighted average collateral delinquency[2]	11.0	15.7	14.1	10.0

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 26 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 103 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

Table 30 presents a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 30

Private-label residential MBS
	Significant Inputs			Current Credit Enhancements
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	14.5%	5.5%	30.3%	12.2%
2005	14.3	8.4	32.8	7.1
2006	14.8	9.7	37.4	10.2
Total Prime	14.5	5.9	30.8	11.9
Alt-A:
2004 and prior	16.3	8.5	32.6	13.5
2005	14.7	13.6	35.8	4.1
Total Alt-A	15.7	10.3	33.8	10.1
TOTAL	15.1%	8.2%	32.3%	11.0%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.6%	5.6%	81.2%	2.3%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the third quarter of 2014, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended September 30, 2014 is $139.2 thousand compared to $20.0 thousand recorded under the base case scenario.

Deposits: Total deposits decreased 29.6 percent from December 31, 2013 to September 30, 2014, marked most significantly by a decrease in overnight balances. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2014 if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 16.2 percent from December 31, 2013 to September 30, 2014. Discount notes increased from 35.2 percent of total outstanding consolidated obligations as of December 31, 2013 to 44.3 percent as of September 30, 2014 primarily as a result of the increase in our line of credit product and other short-term advance products (see this Item 2 – “Financial Condition – Advances”). We have also begun efforts to reduce our balance sheet allocation to money market securities and some other investments and plan to continue this throughout the remainder of 2014, which may continue to have some impact on the composition mix of our liabilities between bonds and discount notes.

While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations and changes in Federal Reserve policies and outlooks.

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

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that either do not qualify for hedge accounting or for which we have not elected hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements with clearing intermediated derivatives we have placed an indefinite moratorium on these intermediated derivative transactions. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased from $3.5 billion as of December 31, 2013 to $5.4 billion as of September 30, 2014 as a result of repayments of line of credit products on the last day of the quarter, the majority of which were re-advanced shortly thereafter. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. Treasury obligations that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures decreased to $1.3 billion in par value as of September 30, 2014 from $2.2 billion in par value as of December 31, 2013, reflecting maturities of these debentures during 2014.

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

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout the third quarter of 2014 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding increased to 60 days as of September 30, 2014 from 39 days as of December 31, 2013. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account decreased to 1 day as of September 30, 2014 from 7 days as of December 31, 2013 because we only held short-term investments with overnight maturities as of September 30, 2014. As a result of the decrease in the weighted average maturity of these short-term assets, the mismatch of discount notes and our money market investment portfolio increased from 32 days on December 31, 2013 to 59 days on September 30, 2014. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; (3) general shortage of liquid investments in the market; and (4) the desire not to increase our balance sheet allocation to other investment categories. The balance in our Federal Reserve Bank account was $2.6 billion at September 30, 2014 compared to $1.7 billion at December 31, 2013 primarily due to an influx of cash on the last day of the third quarter and insufficient returns and a general shortage of liquid investments in the market.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other 11 FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock declined 12.9 percent from December 31, 2013 to September 30, 2014, primarily due to an increase in repurchases of excess stock and a reduction in the activity-based stock purchase requirement for advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. Beginning May 5, 2014, the activity-based stock purchase requirement for advances was reduced from 5.0 percent to 4.5 percent. Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. As discussed previously, in April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock is still in effect. As reflected in Table 31, the amount of excess stock held by members decreased. This decrease is at least partially attributable to: (1) our capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests.

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

Our activity-based stock purchase requirements are consistent with our cooperative structure: members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 31 provides a summary of member capital requirements under our current capital plan as of September 30, 2014 and December 31, 2013 (in thousands):

Table 31

Requirement	09/30/2014	12/31/2013
Asset-based (Class A only)	$154,311	$155,282
Activity-based (additional Class B)[1]	825,251	765,590
Total Required Stock[2]	979,562	920,872
Excess Stock (Class A and B)	115,072	336,141
Total Stock[2]	$1,094,634	$1,257,013
Activity-based Requirements:
Advances[3]	$916,108	$857,562
AMA assets (mortgage loans)[4]	2,107	2,467
Total Activity-based Requirement	918,215	860,029
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	61,347	60,843
Total Required Stock[2]	$979,562	$920,872

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

The increase in retained earnings from December 31, 2013 to September 30, 2014 is attributable to the net income for the nine months ended September 30, 2014 of $79.5 million exceeding the $31.6 million payment of dividends for the same period of 2014. Our Board of Directors concluded that it was appropriate and prudent to aggressively grow our retained earnings during this period when our earnings were strong, while still allowing us to pay an acceptable dividend on our members’ capital stock investments. Another factor for the increase is the Joint Capital Enhancement Agreement with the other 11 FHLBanks effective February 28, 2011 that provides that, upon the satisfaction of the FHLBanks’ obligations to the Resolution Funding Corporation effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate restricted retained earnings account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 12 in the Notes to Financial Statements included under Item 1 for additional information and compliance as of September 30, 2014 and December 31, 2013.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to Finance Agency regulation and our capital plan.

Within our capital plan, we have the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a mechanism referred to as the dividend parity threshold. Holders of Class A Common Stock and Class B Common Stock share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for holders of Class B Common Stock can exceed the rate for holders of Class A Common Stock, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. In essence, the dividend parity threshold: (1) serves as a soft floor to holders of Class A Common Stock since we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock; (2) indicates a potential dividend rate to holders of Class A Common Stock so that they can make decisions as to whether or not to hold excess Class A Common Stock; and (3) provides us with a tool to manage the amount of excess stock through higher or lower dividend rates by varying the desirability of holding excess shares of Class A Common Stock (i.e., the lower the dividend rate on Class A Common Stock, the less desirable it is to hold excess Class A Common Stock).

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2013 and 2014 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of 0.0 to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 32 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 32

Applicable Rate per Annum	09/30/2014	06/30/2014	03/31/2014	12/31/2013	09/30/2013
Class A Common Stock	1.00%	1.00%	0.25%	0.25%	0.25%
Class B Common Stock	6.00	5.00	4.00	3.75	3.50
Weighted Average[1]	5.15	4.22	2.60	2.51	2.31
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.09%	0.07%	0.09%	0.09%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	—%	—%	—%	—%	—%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 6.00 percent on Class B Common Stock for the third quarter of 2014, as a result of a change in our capital management practices intended to result in a higher percentage payout of quarterly earnings and slower growth in retained earnings. We expect to recommend maintaining the current dividend rates on Class A Common Stock and Class B Common Stock for a considerable time in keeping with the desire to pay out a larger percentage of income than in the past. We caution, however, that market conditions can be unpredictable and adverse changes may result in lower dividends rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account (FLA) and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a quarterly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase and CMOs securitized by whole loans. Approximately 93 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). All of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 26), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of three securities that experienced immaterial cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in rehabilitation after having previously entered into bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (bilateral derivatives) or with an executing broker and cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

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

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of September 30, 2014.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2014.

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

Tables 33 and 34 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 33

09/30/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$701,000	$853	$—	$853
Single-A	3,968,950	36,317	29,433	6,884
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	3,288,162	(85,063)	(86,369)	1,306
Cleared derivatives[1]	2,276,596	(12,050)	(29,020)	16,970
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$10,234,708	$(59,943)	$(85,956)	$26,013

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Table 34

12/31/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$96,000	$1,459	$—	$1,459
Single-A	5,159,825	33,616	27,669	5,947
Cleared derivatives[1]	1,146,500	6,912	(5,954)	12,866
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	1,217,500	(30,328)	(37,824)	7,496
Cleared derivatives[1]	10,000	(38)	(203)	165
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,629,825	$11,621	$(16,312)	$27,933

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Foreign Counterparty Risk – Loans, acceptances, interest-bearing deposits with other banks, other interest-bearing investments and any other monetary assets payable to us by entities of foreign countries, regardless of the currency in which the claim is denominated are referred to as "cross-border outstandings." Our cross-border outstandings consist primarily of short-term trading securities and Federal funds sold issued by banks and other financial institutions, which are non-sovereign entities, and derivative asset exposure with counterparties that are also non-sovereign entities. Secured reverse repurchase agreements outstanding are excluded from cross-border outstandings because they are fully collateralized.

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

Table 35 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of September 30, 2014 (dollar amounts in thousands):

Table 35

	Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$500,000	1.3%	$750,000	2.0%	$1,250,000	3.3%

Derivative assets:
Net exposure at fair value	(22,450)		(50,342)		(72,792)
Cash collateral held	22,762		55,076		77,838
Net exposure after cash collateral	312	—	4,734	—	5,046	—

TOTAL	$500,312	1.3%	$754,734	2.0%	$1,255,046	3.3%

[1]
Represents other foreign countries where individual exposure is less than one percent of total assets. There were no cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of September 30, 2014.

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the third quarter of 2014.

We generally maintained stable access to the capital markets for the quarter ended September 30, 2014. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of September 30, 2014 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

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

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities. On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of ABS to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by community development financial institutions). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the United States would be exempt from the risk retention requirements. The final rule will be effective one year after publication in the Federal Register for residential mortgage-backed securitizations and two years after publication for all other securitization types. We are currently assessing the impact of the final rule and have not yet determined the effect, if any, that this rule, may have on our operations.

Federal Home Loan Bank Capital Stock and Capital Plans. The Finance Agency issued on October 8, 2014, a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations (Capital Proposed Rule). The Capital Proposed Rule would not make any substantive changes to these requirements, but would delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the GLB Act. The Capital Proposed Rule would also make certain clarifying changes so that the rules would more precisely reflect long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule would add appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investment in FHLBank capital stock after withdrawal from the FHLBank. We are currently evaluating the Capital Proposed Rule. Comments on the Capital Proposed Rule are due by December 8, 2014.

Finance Agency Proposed Rule on Members of the FHLBanks. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
Impose a new test on all FHLBank members that requires them to maintain at least 1 percent of their assets in first-lien home mortgage loans, including MBS, on an ongoing basis, with maturities of five years or more to maintain their membership in the FHLBanks. The proposal also suggests the possibility of a 2 percent or a 5 percent test as options;

•
Require all insured depository members (other than FDIC-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis, at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in the FHLBanks;

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after the rule is finalized; there would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period; and any new captive insurance members admitted after the date of this proposal would have their membership and advances terminated upon issuance of a final rule; and

•
Clarify how an FHLBank should determine the “principal place of business” of an insurance company or community development financial institution for purposes of membership. Current rules define an institution’s “principal place of business” as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

We are currently evaluating the proposed rule, and its effect on our financial condition and results of operations has not yet been determined. Comments on the proposed rule are due by January 12, 2015.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in consolidated total assets or $10 billion or more in total on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets. The LCR rule requires such covered companies to maintain a stock of high quality liquid assets (HQLA) that is no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to us not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run off includes 25 percent of FHLBank advances maturing within 30 days, to the extent such advances are not secured by level 1 or level 2A HQLA, where 0 percent and 15 percent run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule requires that all covered companies be fully compliant by January 1, 2017.

Margin and Capital Requirements for Covered Swap Entities. On September 3, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly proposed a rule to establish minimum margin collection requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, are referred to as Covered Swap Entities). Comments on the Proposed Rule are due by November 24, 2014.

In addition, on September 17, 2014, the Commodity Futures Trading Commission (CFTC) adopted its version of the Proposed Rule (the CFTC Proposed Rule) that generally mirrors the Proposed Rule. The CFTC Proposed Rule will only apply to a limited number of registered swap dealers and major swap participants that are not subject to the jurisdiction of one of the Agencies. Comments on the CFTC Proposed Rule are due by December 2, 2014.

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities, and between Covered Swap Entities and financial end users that have material swaps exposure, to a mandatory two-way initial margin requirement.  The amount of initial margin required to be posted would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted as initial margin (generally, cash, government securities, liquid debt, equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated.

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

We would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate us a Covered Swap Entity. Rather, we would be a financial end-user under the Proposed Rule, and we would likely have material swap exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since we are currently posting and collecting variation margin on our non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on our costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that our cost of engaging in non-cleared swaps would increase.

Money Market Mutual Fund Reform. On June 19, 2013, the SEC proposed two alternatives for amending rules that govern money market mutual funds under the Investment Company Act of 1940. On July 23, 2014, the SEC approved final rule amendments that, among other things, the final regulations will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of the money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	Include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The rule amendments do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets” and the definition of “weekly liquid assets” continues to include FHLBank consolidated discount notes with a remaining maturity up to 60 days. At this time, the future impact of these regulations on demand for FHLBank consolidated obligations are unknown.

Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned (“REO”), and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). Subsequent to the issuance of AB 2012-02, the Finance Agency issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. The asset classification provisions in AB 2012-02 were implemented on January 1, 2014. The charge-off provisions have been extended and should be implemented no later than January 1, 2015. We do not expect implementation of the charge-off provisions of AB 2012-02 to have a material impact on our financial condition, results of operations, or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
We measure interest rate risk exposure by various methods, including the calculation of duration of equity (DOE) and market value of equity (MVE) in different interest rate scenarios.

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of MVE to changes in interest rates. However, MVE should not be considered indicative of our market value as a going concern or our value in a liquidation scenario.

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of September 30, 2014. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 36 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios:

Table 36

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2014	1.3	-0.7	1.4
06/30/2014	2.3	-0.2	1.3
03/31/2014	2.7	0.1	0.4
12/31/2013	2.1	-0.2	0.3
09/30/2013	2.0	-1.8	-0.9

The DOE as of September 30, 2014 decreased in the base and up 200 basis point shock scenarios and increased slightly in the down 200 basis point shock scenario from June 30, 2014. The primary factors contributing to these changes in duration during the period were: (1) the general decline of longer term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period along with the reduced weighting of the portfolio as a percent of total assets with the growth in the balance sheet and overall increase in capital levels as advance balances increased significantly; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the issuance of discount notes funding the growth in advances.

The decrease in longer-term interest rates during the second quarter of 2014 generally resulted in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio level duration profile changed as expected since a general decrease in interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

Even though the fixed rate mortgage loan portfolio increased in net outstanding balance during the period, the portfolio actually decreased as an overall percentage of assets as the balance sheet expanded, decreasing from 18.3 percent of total assets as of June 30, 2014 to 16.0 percent as of September 30, 2014. Even with this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to other FHLBank assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets change. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, during the third quarter of 2014, advance balances increased significantly causing the mortgage loan portfolio weighting to decrease as a total proportion of total assets. This relationship then causes the duration of the mortgage loan portfolio to have a smaller contribution impact to the overall DOE since DOE is a market value weighted measurement and as the capital level increased in response to the growth in advances, the contribution of the mortgage portfolio also declined. Although there was an absolute growth in the mortgage loan portfolio during the period, the mortgage loan portfolio became a smaller percentage of the balance sheet, reducing the mortgage loan portfolio's overall contribution to DOE. However, as stated previously, the mortgage loan portfolio continues to remain a significant portion of the balance sheet and changes in the duration and weighting of the portfolio continues to be a large contributor to the overall DOE profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, as longer term interest rates decreased during the period and as we continued to experience measured prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decrease in longer term interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten. This liability shortening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes continued, and actually increased, in response to the growth in advances and in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of these factors contributed to the net DOE decrease in the base and up 200 basis point shock scenarios and the slight increase in DOE in the down 200 basis point shock scenario.

With respect to the Agency variable rate MBS/CMO portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. We did not purchase Agency variable rate MBS/CMO securities or additional interest rate caps during the third quarter of 2014.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.4 month and -0.1 month for September 30, 2014 and June 30, 2014, respectively. As discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the third quarter of 2014. All 12 FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 90 percent of TRCS under the base case scenario; or (2) 85 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 37 presents MVE as a percent of TRCS. As of September 30, 2014, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital. The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our AMA capital stock requirement during the third quarter of 2013 and exercised significant repurchases of excess capital stock following this change and these actions inherently increased our ratio of MVE to TRCS as the capital level declined. However, during the third quarter of 2014, as advance balances increased and the associated capital levels increased in response, the ratio declined since the new advances were primarily short-term with market values at or near par. The impact of the changing capital levels continues to be a significant contributor of the recent changes in the ratios and specifically in the decrease of the MVE to TRCS ratio from June 30, 2014 to September 30, 2014 in all interest rate scenarios in the table below.

Table 37

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2014	181	180	188
06/30/2014	200	199	210
03/31/2014	166	171	178
12/31/2013	165	169	172
09/30/2013	163	165	162

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

Tables 38 and 39 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 38

09/30/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,254,114	$(78,392)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	329
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,654,242	(101,246)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(1,366)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	24,796	230
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(80,706)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,159,800	17,146
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	64,698	32
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,202,000	82,465
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,040,000	6,584
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	120,000	(2,305)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,720,000	(23,036)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,655,000	545
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$18,225,470	$(179,720)

Table 39

12/31/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,268,989	$(113,832)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	1,660
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,683,242	(137,562)
Variable rate advances with embedded caps clearly and closely related	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(2,648)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	120
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,061,820	(115,098)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,511,800	40,861
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	499
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	65,620	(265)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,286,000	104,904
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	655,000	3,251
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(4,900)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,220,000	(73,705)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,630,000	(808)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	66,000	—
TOTAL				$18,917,471	$(297,523)

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of September 30, 2014. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 26, 2014, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

November 6, 2014	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

November 6, 2014	By: /s/ Denise L. Cauthon
Date	Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)