Form 10-K
period 2014-12-31
Federal Home Loan Bank of Topeka
filed 2015-03-13
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
March 10, 2015
Class A Stock, par value $100 per share	1,748,745
Class B Stock, par value $100 per share	10,029,930

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2014, the aggregate par value of stock held by current and former members of the registrant was $882,110,700, and 8,821,107 total shares were outstanding as of that date.

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

Special Cautionary Notice Regarding Forward-looking Statements

The information contained in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

•
Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government sponsored enterprises (GSE); or the FHLBank System in general;

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment, other-than-temporary impairment (OTTI) accounting treatment, and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, interest rates and indices and the timing and volume of market activity;

•
Membership changes, including changes resulting from member failures or mergers, changes in the principal place of business of members or changes in the Federal Housing Finance Agency (Finance Agency) regulations on membership standards;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, nonmember borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or nonmember borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

•
The ability of the FHLBank to keep pace with technological changes and the ability to develop and support technology and information systems, including the ability to securely access the internet and internet-based systems and services, sufficient to effectively manage the risks of the FHLBank’s business;

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

1 "Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of FHLBank Chicago.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – “Risk Factors.”

All forward-looking statements contained in this Form 10-K are expressly qualified in their entirety by reference to this cautionary notice. The reader should not place undue reliance on such forward‑looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward‑looking statement for any reason to reflect events or circumstances after the date of this report.

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

Any federally insured depository institution, insurance company, or community development financial institution whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2014, this asset cap was $1.1 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own capital stock in the FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting securities and any person who is, or at any time since the beginning of our last fiscal year (January 1 for the FHLBanks) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 82 and 83 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our business activities include providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from members. By law, only certain general categories of collateral are eligible to secure FHLBank obligations. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, derivative intermediation, and cash management.

Finance Agency regulations require that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset regulations. Consistent with our 2014 strategic business plan, we focused on increasing advances as a percent of our total assets. Our 2014-2016 strategic business plan includes a balance sheet management strategy consistent with 2013 Finance Agency guidance, to attain core mission benchmarks by the end of 2016. See Item 1A – “Risk Factors” for further information on Finance Agency-suggested benchmarks.

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

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and 11 FHLBanks (including FHLB Topeka) at AA+ and one FHLBank at AA. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all 12 FHLBanks is stable. Moody’s has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 12 FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt.

On September 25, 2014, the boards of directors of the FHLBank of Des Moines and the FHLBank of Seattle executed a definitive merger agreement after receiving unanimous approval from their boards of directors. On October 31, 2014, these FHLBanks submitted a joint merger application to the Finance Agency. The Finance Agency approved the merger application on December 19, 2014, subject to the satisfaction of specific closing conditions set forth in the Finance Agency's approval letter, including the ratification of the merger by members of both FHLBanks.

On January 12, 2015, these FHLBanks mailed a joint merger disclosure statement, voting ballots, and related materials to their respective members and requested that ballots be returned by the close of business on February 23, 2015. On February 27, 2015, these FHLBanks issued a joint press release announcing the ratification of the merger by members of both FHLBanks.

The consummation of the merger will be effective only after the Finance Agency determines that the closing conditions identified in the approval letter have been satisfied and the Finance Agency determines that the continuing FHLBank's organizational certificate complies with the requirements of the Finance Agency's merger rules. Assuming the Finance Agency makes these determinations, the merger is expected to be effective on May 31, 2015. The continuing FHLBank would be headquartered in Des Moines.

Business Segments
We do not currently manage or segregate our operations by business or geographical segment.

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

▪	Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days;

▪	Regular fixed rate advances are non-amortizing loans, prepayable potentially with a fee, with terms to maturity from 94 days to 360 months;

▪
Symmetrical fixed rate advances are non-amortizing loans with terms to maturity from 94 days to 360 months, prepayable with a fee but the borrower also has the contractual ability to realize a gain from the market movement of interest rates upon prepayment;

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

▪
Amortizing advances are fixed rate loans with terms to maturity of 12 to 360 months, prepayable with a fee, that contain a set of predetermined principal payments to be made during the life of the advance;

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

▪	Forward settling advance commitments lock in the rate and term of future funding of regular and amortizing fixed rate advances up to 24 months in advance;

▪
Member option advances are fixed rate advances that provide the member with an option to prepay without a fee at specific intervals throughout the life of the advance and are issued at a discount to reflect the cost of that option;

▪	Structured advances are advances with an embedded cap, floor, or collar; and

▪	Standby credit facilities are variable rate, non-amortizing, prepayable, revolving standby credit lines that provide the ability to draw advances after normal cutoff times.

Customized advances may be created on request, including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Notes 1 and 8 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management.”

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

▪	In the case of any CFI, secured loans to small business, small farm and small agri‑business or securities representing a whole interest in such secured loans.

As additional security for a member’s indebtedness, we have a statutory lien upon that member’s FHLBank stock. Additional collateral may be required to secure a member’s or housing associate’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance), at our discretion.

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third‑party custodian. With respect to non‑blanket lien borrowers (typically insurance companies, Community Development Financial Institutions (CDFI), and housing associates), we take control of all collateral. In the event that the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral to fully collateralize the member’s indebtedness to us.

Table 11 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 25 and 26 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2014 and 2013 and the interest income associated with the five borrowers who paid the highest amount of interest income for the years ended December 31, 2014 and 2013.

Mortgage Loans
We purchase various residential mortgage loan products from participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure created and maintained by FHLBank of Chicago. Under the MPF Program, we invest in qualifying 5‑ to 30‑year conventional conforming and government‑insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. These portfolio mortgage products, along with residential loans sold under the MPF Xtra product, where the PFI sells a loan under the MPF Program structure to Fannie Mae, collectively provide our members an opportunity to further their cooperative partnership with us.

The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program portfolio mortgage loans are considered AMAs, a core mission activity of the FHLBanks, as defined by Finance Agency regulations.

Allocation of Risk: The MPF Program is designed to allocate risks associated with residential mortgage loans between us and the PFIs. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing rights of residential mortgage loans, the MPF Program gives control of those functions that mostly impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with holding residential mortgage loans in portfolio.

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

For MPF portfolio products involving conventional mortgage loans, PFIs assume or retain a portion of the credit risk. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to reduce the amount of the CE obligation to some degree, as specified in a master commitment agreement for each pool of conventional mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are paid a CE fee for managing this credit risk. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance‑based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are four MPF portfolio products from which PFIs currently may choose (see Table 1). Original MPF, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. Under all of the above MPF portfolio products, the PFI performs all traditional retail loan origination functions. As mentioned above, the MPF Xtra product is essentially a loan sale from the PFI to FHLBank of Chicago (Fannie Mae seller‑servicer), and simultaneously to Fannie Mae. We collect a counterparty fee for our PFI participating in the MPF Xtra product.

The MPF portfolio products involving conventional mortgage loans are termed credit‑enhanced products, in that we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government and Xtra products do not have a first loss and/or credit enhancement structure.

Table 11 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our mortgage loan products. Table 27 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

PFI Eligibility: Members and eligible housing associates may apply to become PFIs. We review the general eligibility of the member, its servicing qualifications, and its ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program. A Participating Financial Institution Agreement provides the terms and conditions for the sale or funding of MPF loans, including required CE obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s CE obligations under this agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with us. We have the right under the advances agreement to request additional collateral to secure the PFI’s MPF CE obligations and cover repurchase risk.

MPF Provider: FHLBank of Chicago serves as the MPF Provider for the MPF Program. They maintain the structure of MPF residential loan products and the eligibility rules for MPF loans, including MPF Xtra loans, which primarily fall under the rules and guidelines provided by Fannie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back‑office processing of MPF loans in its role as master servicer and program custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. We utilize the capability under the individual FHLBank pricing option to change the pricing offered to our PFIs for all MPF products, but any changes made affect all delivery commitment terms and loan note rates in the same amount for all PFIs.

The MPF Provider publishes and maintains the MPF Origination, Underwriting, and Servicing Guides and the MPF Xtra Guide, all of which detail the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. As indicated, under the MPF Xtra product, we are a conduit that PFIs use to sell loans to FHLBank of Chicago, then simultaneously to Fannie Mae. We began offering the MPF Xtra product in 2012, primarily to expand our use of balance sheet management tools available to us. The MPF Xtra product allows our PFIs to take advantage of the differences between the risk‑based capital costs associated with the credit enhancement feature on MPF portfolio products compared to loan level price adjustments that exist with MPF Xtra. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances (UPB) of MPF loans funded since January 1, 2004.

MPF Servicing: PFIs selling residential mortgage loans under the MPF Program may either retain the servicing function or transfer it and the servicing rights to an approved PFI servicer. If a PFI chooses to retain the servicing function, they receive a servicing fee. PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third‑party provider, the servicing is transferred concurrently with the sale of the residential mortgage loan with the PFI receiving a servicing‑released premium. The servicing fee is paid to the third‑party servicer. All servicing‑retained and servicing‑released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF Program requirements and makes periodic reports to the MPF Provider.

Mortgage Standards: The MPF Program has adopted ability‑to‑repay and safe harbor qualified mortgage requirements for all mortgages with loan application dates on or after January 10, 2014. PFIs are required to deliver residential mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional mortgage loans in our portfolio are broadly summarized as follows:

▪
Mortgage characteristics: MPF loans must be qualifying 5‑ to 30‑year conforming conventional, fixed rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.

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

A majority of the states, and some municipalities, have enacted laws against mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any potential or pending claim, action, or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.

Table 1 presents a comparison of the different characteristics for each of the MPF products held on our balance sheet as of December 31, 2014:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI
Original MPF	4 basis points (bps) per year against unpaid balance, accrued monthly	Aggregate sum of the loan level credit enhancements (LLCEs)	10 bps per year, paid monthly based on remaining UPB; guaranteed	No	25 bps per year, paid monthly
MPF 100[2]	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[3]	Sized to equal expected losses	0 to 20 bps after FLA and SMI	7 bps per year plus 6 to 7 bps per year, performance-based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A4	N/A	44 bps per year, paid monthly

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

[3]	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.

[4]	Two government master commitments have been grandfathered and paid 2 bps/year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2014:

Table 2

Product Name	FLA	CE Obligation Calculation
Original MPF	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent - FLA-SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.

[2]	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.

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

Investments
A portfolio of investments is maintained for liquidity and asset/liability management purposes. We maintain a portfolio of short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS or asset-backed securities (ABS) that carried the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition. We no longer purchase private-label MBS/ABS, although we continue to hold a small percentage in our investment portfolio.

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

In addition to the above limitations on allowable types of MBS investments, the Finance Agency limits our total investment in MBS by requiring that the total amortized cost of MBS owned not exceed 300 percent of our month-end total regulatory capital, as most recently reported to the Finance Agency, on the day we purchase the securities. We generally utilize our MBS authority to maintain a portfolio of MBS investments approximating 300 percent of our total regulatory capital. As of December 31, 2014, the amortized cost of our MBS/CMO portfolio represented 304 percent of our regulatory capital due to some capital redemptions that occurred prior to year end.

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary liabilities and represent the principal source of funding for advances, traditional mortgage products, and investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them; however, the capital markets have traditionally considered the FHLBanks’ obligations as “Federal agency” debt. As such, the FHLBanks historically have had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the maturity spectrum and through a variety of debt structures, assists us in managing our balance sheet effectively and efficiently. Moody’s currently rates the FHLBanks’ consolidated obligations Aaa/P-1, and S&P currently rates them AA+/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under Section 11(a) without Finance Agency approval. We are primarily and directly liable for the portion of consolidated obligations issued on our behalf. In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks under Section 11(a). The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. If the principal or interest on any consolidated obligation issued on behalf of an individual FHLBank is not paid in full when due, the FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of that individual FHLBank.

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the 12 FHLBanks as of December 31, 2014 and 2013 (in millions):

Table 3

	12/31/2014	12/31/2013
Par value of consolidated obligations of the FHLBank	$34,381	$30,931

Par value of consolidated obligations of all FHLBanks	$847,175	$766,837

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

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2014 and 2013 (in thousands):

Table 4

	12/31/2014	12/31/2013
Total non-pledged assets	$36,767,405	$33,864,497
Total carrying value of consolidated obligations	$34,440,614	$30,946,529
Ratio of non-pledged assets to consolidated obligations	1.07	1.09

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the FHLBanks. It also prepares the FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations. In addition, the Office of Finance administers two tax-exempt government corporations, the Resolution Funding Corporation (REFCORP) and the Financing Corporation (FICO), which were established as a result of the savings and loan crisis of the 1980s.

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

See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management” for further information on derivatives.

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

Capital, Capital Rules and Dividends
FHLBank Capital Adequacy and Form Rules: The Gramm-Leach-Bliley Act (GLB Act) allows us to have two classes of stock, and each class may have sub-classes. Class A Common Stock is conditionally redeemable on six months’ written notice from the member, and Class B Common Stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict the ability of the FHLBanks to effectuate such redemptions. Membership is voluntary. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize our credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.

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

Under the GLB Act and the Finance Agency rules and regulations, we are subject to risk-based capital rules. Only permanent capital can satisfy our risk-based capital requirement. In addition, the GLB Act specifies a five percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a four percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. We may not redeem or repurchase any of our capital stock without Finance Agency approval if the Finance Agency or our Board of Directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements. Therefore, a member’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining compliance with the three regulatory capital requirements: risk-based, leverage, and total capital.

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

Consistent with Finance Agency guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted a retained earnings policy, which provides guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings policy includes detailed calculations of four components:

▪
Market risk, which, effective June 30, 2013, is a value-at-risk calculation at a 95 percent confidence level for a 60 business day or three calendar month period; prior to June 30, 2013, the market risk component was calculated based upon our projected dividend paying capacity under a two-year earnings analysis that included multiple stress or extreme scenarios (amount necessary to pay dividends at three-month LIBOR over the period);

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

The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2014 and 2013 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Market Risk	$34,441	$32,528	$42,053	$34,414
Credit Risk	53,375	52,782	55,746	53,214
Operations Risk	26,345	25,593	29,340	26,288
Derivative Hedging Volatility	13,807	19,212	18,950	23,729
Total Retained Earnings Threshold	127,968	130,115	146,089	137,645
Actual Retained Earnings as of End of Quarter	627,133	615,192	599,999	581,425
Overage	$499,165	$485,077	$453,910	$443,780

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Market Risk (dividend paying capacity)[1]	$48,759	$60,816	$36,527	$—
Credit Risk	62,225	65,205	69,990	68,163
Operations Risk	33,295	37,806	31,955	20,449
Derivative Hedging Volatility	22,262	24,474	21,563	24,012
Total Retained Earnings Threshold	166,541	188,301	160,035	112,624
Actual Retained Earnings as of End of Quarter	567,332	538,650	518,306	498,172
Overage	$400,791	$350,349	$358,271	$385,548

[1]	For March 31, 2013, market risk was zero because we had sufficient income to pay a three-month LIBOR dividend in all scenarios modeled.

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

Joint Capital Enhancement Agreement (JCE Agreement) – Effective February 28, 2011, we, along with the other FHLBanks, entered into a JCE Agreement intended to enhance the capital position of each FHLBank. On August 5, 2011, the FHLBanks also amended the JCE Agreement to reflect differences between the original agreement and capital plan amendments.

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

Thus, in accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20 percent of its net income to an RRE Account and will do so until the balance of the account equals at least 1 percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.

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

Assessments
We are subject to regulatory assessments based on a percentage of our earnings. We were obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and AHP expenses through June 30, 2011. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury for the second quarter of 2011 resulted in full satisfaction of the FHLBanks’ REFCORP obligation. Starting in the third quarter of 2011, we began allocating 20 percent of our net income to a separate RRE Account as described in “Capital, Capital Rules and Dividends” under this Item 1. In addition to the RECORP obligation, the FHLBanks were required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP through June 30, 2011 were the equivalent to an effective minimum income tax rate of 26.5 percent. After June 30, 2011, required assessments for AHP were equivalent to an effective minimum income tax rate of 10 percent.

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

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Assessments” are reserved for this program. AHP provides cash grants to members to finance the purchase, construction, or rehabilitation of very low-, low-, and moderate-income owner occupied or rental housing. In addition to the competitive AHP program funds, a customized homeownership set-aside program called the Homeownership Set-aside Program (HSP) was offered during 2014 under the AHP. The HSP provides down payment, closing cost, or rehabilitation cost assistance to first-time homebuyers in Colorado, Kansas, Nebraska, and Oklahoma.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 4.8 percent, 5.0 percent and 5.1 percent of total advances outstanding as of December 31, 2014, 2013, and 2012, respectively. Programs offered during 2014 under the CICA Program, which is not funded through the AHP, include:

▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a slight mark-up for administrative costs; and

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-businesses, public or private utilities, schools, medical and health facilities, churches, day care centers, or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area, or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a slight mark-up for administrative costs.

Other Housing and Community Development Programs. A number of other voluntary housing and community development programs have also been established. These programs are not funded through the AHP and include the following:

▪
Joint Opportunities for Building Success (JOBS) – In 2014, $998,000 in JOBS funds were distributed to assist members in promoting employment growth in their communities. We distributed $995,000 and $998,000 in 2013 and 2012, respectively. A charitable grant program, JOBS funds are allocated annually to support economic development projects. For 2015, the Board of Directors has approved up to $1,000,000 in funds that may be made available under this program. The following are elements of the JOBS program: (1) funds made available to projects only through our members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member; (7) projects can only be located in FHLBank Topeka’s District (Colorado, Kansas, Nebraska and Oklahoma); (8) applications of a political nature will not be accepted (JOBS funds cannot be used for any lobbying activity at the local, state or national level); and (9) FHLBank directors, employees, members of their households, and any for-profit entity owned by FHLBank directors, employees, or members of their households, are not eligible for JOBS grants. Nonprofit entities at which FHLBank directors, employees, and members of their households volunteer or are employed remain eligible for JOBS grants; and

▪
Rural First-time Homebuyer Education Program – We provide up to $75,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. Goals of the program are to support rural education and counseling in all four states in the district, especially in those areas with HSP-participating members. We used $75,000, $75,000 and $100,000 of the available funds for this program during 2014, 2013 and 2012, respectively. For 2015, $75,000 has been allocated to this program.

Competition
Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members. Members mostly access alternative funding other than advances through the brokered deposit market and through repurchase agreements with commercial customers. Large members may have broader access to funding through repurchase agreements with investment banks and commercial banks as well as access to the national and global credit markets. While the availability of alternative funding sources to members can influence member demand for advances, the cost of the alternative funding relative to advances is the primary consideration when accessing alternative funding. Other considerations include product availability through the FHLBank, the member’s creditworthiness, ease of execution, level of diversification, and availability of member collateral for other types of borrowings.

Mortgage Loans: We are subject to competition in purchasing conventional, conforming fixed rate residential mortgage loans and government-guaranteed residential mortgage loans. We face competition in customer service, the prices paid for these assets, and in ancillary services such as automated underwriting. The most direct competition for purchasing residential mortgage loans comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize, or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining members for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products, and services offered.

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

Regulatory Oversight, Audits and Examinations
General: We are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. The Finance Agency is responsible for providing supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness so they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency is headed by a Director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chairman of the Securities and Exchange Commission (SEC), and the Director, who serves as the Chairperson of the Board. The Finance Agency is funded in part through assessments from the FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. To assess our safety and soundness, the Finance Agency conducts annual, on-site examinations, as well as periodic on-site and off-site reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the Finance Agency. This information is available to all FHLBanks.

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

Audits and Examinations: We have an internal audit department and our Board of Directors has an audit committee. The Chief Internal Audit Officer reports directly to the audit committee. In addition, an independent registered public accounting firm audits our annual financial statements and effectiveness of internal controls over financial reporting. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General of the United States. The FHLBanks, the Finance Agency, and Congress all receive the audit reports. We must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

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

Personnel
As of March 10, 2015, we had 217 employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees good.

Legislative and Regulatory Developments
The legislative and regulatory environment in which we and our members operate continues to evolve as a result of regulations enacted pursuant to the Recovery Act and the Dodd-Frank Act. Our business operations, funding costs, rights, obligations, and/or the environment in which we carry out our housing finance, community lending and liquidity mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Significant Finance Agency Developments:

Final Rule on Capital Stock and Capital Plans. On October 8, 2014, the Finance Agency issued a proposed rule that would transfer existing parts 931 and 933 of the Federal Housing Finance Board regulations, which address requirements for FHLBanks’ capital stock and capital plans, to new Part 1277 of the Finance Agency regulations (Capital Proposed Rule). The Capital Proposed Rule did not make any substantive changes to these requirements, but did delete certain provisions that applied only to the one-time conversion of FHLBank stock to the new capital structure required by the GLB Act. The Capital Proposed Rule also made certain clarifying changes so that the rules more precisely reflected long-standing practices and requirements with regard to transactions in FHLBank stock. The Capital Proposed Rule added appropriate references to ‘‘former members’’ to clarify when former FHLBank members can be required to maintain investments in FHLBank capital stock after withdrawal from membership in an FHLBank. On March 11, 2015, the Finance Agency

approved the Capital Proposed Rule as a final rule without change. The final rule will be effective on April 10, 2015. The final rule is not expected to have an impact on our financial condition, results of operations, or cash flows.

Finance Agency Proposed Rule on FHLBank Membership. On September 12, 2014, the Finance Agency issued a proposed rule that would:

•
Impose a new test on all FHLBank members that requires them to maintain at least one percent of their assets in long term first-lien home mortgage loans, including MBS backed by such loans, on an ongoing basis, with maturities of five years or more, to maintain their membership in their respective FHLBank. The proposal also suggests the possibility of a two percent or a five percent test as options;

•
Require all insured depository members (other than Federal Deposit Insurance Corporation (FDIC)-insured depositories with less than $1.1 billion in assets) to maintain, on an ongoing basis (rather than only at the time of application for membership as required by current regulations), at least 10 percent of their assets in a broader range of residential mortgage loans, including those secured by junior liens and MBS, in order to maintain their membership in their respective FHLBank;

•
Eliminate all currently eligible captive insurance companies from FHLBank membership. Current captive insurance company members would have their memberships terminated five years after the rule is finalized. There would be restrictions on the level and maturity of advances that FHLBanks could make to these members during the sunset period. Under the proposed rule, a captive insurance company is a company that is authorized under state law to conduct an insurance business but whose primary business is not the underwriting of insurance for non-affiliated persons or entities; and

•
Clarify how an FHLBank should determine the “principal place of business” of an insurance company or Community Development Financial Institution (CDFI) for purposes of membership. The proposed rule would also change the way the principal place of business is determined for an institution that becomes a member of an FHLBank after issuance of the final rule. Current rules define an institution’s principal place of business as the state in which it maintains its home office. The proposal would add a second component requiring an institution to conduct business operations from the home office for that state to be considered its principal place of business. The changes would apply prospectively.

If the proposed rule is adopted in its current form, our financial condition and results of operation may be impacted due to loss of members and potential members. Refer also to discussion included in Item 1A – "Risk Factors" in this Form 10-K.

Margin and Capital Requirements for Covered Swap Entities. On September 24, 2014, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the FDIC, the Farm Credit Administration, and the Finance Agency (collectively, the Agencies) jointly proposed a rule to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (collectively, Swap Entities) that are subject to the jurisdiction of one of the Agencies (the Proposed Rule). In addition, the Proposed Rule affords the Agencies discretion to subject other persons to the Proposed Rule’s requirements (such persons, together with Swap Entities, referred to as Covered Swap Entities).

The Proposed Rule would subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $3 billion or more in uncleared swaps) to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated using a standardized schedule set forth in the Proposed Rule, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model conforming to the requirements of the Proposed Rule that is approved by the applicable Agency. The Proposed Rule specifies the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and may not be rehypothecated (i.e., reused for their own collateral purposes).

The Proposed Rule would require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. Variation margin may only be paid or collected in cash, is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

Under the Proposed Rule, the variation margin requirement would become effective on December 1, 2015 and the initial margin requirement would be phased in over a four-year period commencing on that date. For entities that have less than a $1 trillion notional amount of non-cleared derivatives, the Proposed Rule’s initial margin requirement would not come into effect until December 1, 2019.

We would not be a Covered Swap Entity under the Proposed Rule, although the Finance Agency has discretion to designate us as a Covered Swap Entity. Rather, we would be a financial end-user under the Proposed Rule, and we would likely have material swaps exposure upon the effective date of the Proposed Rule’s initial margin requirement.

Since we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the Proposed Rule’s variation margin requirement, if adopted, would have a material impact on our costs. However, if the Proposed Rule’s initial margin requirement is adopted, it is anticipated that our cost of engaging in non-cleared swaps would increase.

Finance Agency Proposed Rule on Responsibilities of Boards of Directors; Corporate Practices and Corporate Governance Matters. On January 28, 2014, the Finance Agency published a proposed rule to relocate and consolidate existing Federal Housing Finance Board and Office of Federal Housing Enterprise Oversight regulations pertaining to director responsibilities, corporate practices, and corporate governance matters for Fannie Mae, Freddie Mac, and the FHLBanks (each a "regulated entity"). The proposed rule would make certain amendments or additions to the corporate governance rules currently applicable to the FHLBanks, including provisions to:

•
Revise existing risk management provisions to better align them with more recent proposals of the Federal Reserve Board, including requirements that each regulated entity adopt an enterprise wide risk management program and appoint a chief risk officer with certain enumerated responsibilities;

•
Require each regulated entity to maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	Require each regulated entity’s board to establish committees specifically responsible for the following matters: (a) risk management; (b) audit; (c) compensation; and (d) corporate governance;

•
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

Finance Agency Final Rule on Executive Compensation. On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, setting forth requirements and processes with respect to compensation provided to executive officers of the FHLBanks and the Office of Finance. The final rule addresses the authority of the Director of the Finance Agency to: (1) approve executive officer agreements that provide for compensation in connection with termination of employment; and (2) review the compensation arrangements of executive officers of the FHLBanks and to prohibit an FHLBank or the Office of Finance from providing compensation to any executive officer that the Director determines is not reasonable and comparable with compensation for employment in other similar businesses involving similar duties and responsibilities.

Finance Agency Final Rule on Golden Parachute Payments. On January 28, 2014, the Finance Agency issued a final rule, effective February 27, 2014, setting forth the standards that the Director of the Finance Agency will consider when determining whether to limit or prohibit golden parachute payments. The primary impact of this final rule is to better conform existing Finance Agency regulations on golden parachutes with FDIC golden parachute regulations and to further limit golden parachute payments made by an FHLBank or the Office of Finance that is assigned a less than satisfactory composite Finance Agency examination rating.

Other Significant Developments:

National Credit Union Administration (NCUA) Risk-Based Capital Proposed Rule. On January 27, 2015, the NCUA issued a second proposed rule for comment that would amend NCUA’s current regulations regarding prompt corrective action to require that credit unions, with assets greater than $100 million, taking certain risks hold capital commensurate with those risks. We are currently evaluating the potential impact of the proposed rule.

Basel Committee on Bank Supervision - Liquidity Coverage Ratio. On September 3, 2014, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency, and the FDIC finalized the liquidity coverage ratio (LCR) rule, applicable to: (i) U.S. banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total consolidated on-balance sheet foreign exposure, and their consolidated subsidiary depository institutions with $10 billion or more in total consolidated assets; and (ii) certain other U.S. bank or savings and loan holding companies having at least $50 billion in total consolidated assets, which will be subject to less stringent requirements under the LCR rule. The LCR rule requires such covered companies to maintain investments of “high quality liquid assets” (HQLA) that are no less than 100 percent of their total net cash outflows over a prospective 30-day stress period. Among other things, the final rule defines the various categories of HQLA, called Levels 1, 2A, or 2B. The treatment of HQLAs for the LCR is most favorable under the Level 1 category, less favorable under the Level 2A category, and least favorable under the Level 2B category.

Under the final rule, collateral pledged to an FHLBank but not securing existing borrowings may be considered eligible HQLA to the extent the collateral itself qualifies as eligible HQLA; qualifying FHLBank System consolidated obligations are categorized as Level 2A HQLAs; and the amount of a covered company’s funding that is assumed to run-off includes 25 percent of FHLBank advances maturing within 30 days, to the extent such advances are not secured by Level 1 or Level 2A HQLA, where 0 percent and 15 percent run-off assumptions apply, respectively. At this time, the impact of the final rule is uncertain. The final rule became effective January 1, 2015 and requires that all covered companies be fully compliant by January 1, 2017.

Money Market Mutual Fund Reform. On July 23, 2014, the SEC approved final regulations governing money market mutual funds. The final regulations, among other things, will:

•
Require institutional prime money market funds (including institutional municipal money market funds) to sell and redeem shares based on their floating net asset value, which would result in the daily share prices of these money market funds fluctuating along with changes in the market-based value of the funds’ investments;

•	Allow money market fund boards of directors to directly address a run on a fund by imposing liquidity fees or suspending redemptions temporarily; and

•	Include enhanced diversification, disclosure and stress testing requirements, as well as provide updated reporting by money market funds and private funds that operate like money market funds.

The final regulations do not change the existing regulatory treatment of FHLBank consolidated obligations as liquid assets. FHLBank consolidated discount notes continue to be included in the definition of “daily liquid assets,” and the definition of “weekly liquid assets” continues to include FHLBanks' consolidated discount notes with a remaining maturity of up to 60 days. The future impact of these regulations on demand for FHLBank consolidated obligations is unknown.

Joint Final Rule on Credit Risk Retention for Asset-Backed Securities. On October 22, 2014, the Finance Agency and other U.S. federal regulators jointly approved a final rule requiring sponsors of ABS to retain credit risk in those transactions. The final rule largely retains the risk retention framework contained in the proposal issued by the agencies in August 2013 and generally requires sponsors of ABS to retain a minimum five percent economic interest in a portion of the credit risk of the assets collateralizing the ABS, unless all the securitized assets satisfy specified qualifications. The final rule specifies criteria for qualified residential mortgage (QRM), commercial real estate, auto, and commercial loans that would make them exempt from the risk retention requirement. The definition of QRM is aligned with the definition of “qualified mortgage” (QM) as provided in Section 129C of the Truth in Lending Act, and its implementing regulations, as adopted by the Consumer Financial Protection Bureau. The QM definition requires, among other things, full documentation and verification of consumers’ debt and income and a debt-to-income ratio that does not exceed 43 percent; and restricts the use of certain product features, such as negative amortization and interest-only and balloon payments.

Other exemptions from the credit risk requirement include certain owner-occupied mortgage loans secured by three-to-four unit residential properties that meet the criteria for QM and certain types of community-focused residential mortgages (including extensions of credit made by CDFIs). The final rule also includes a provision that requires the agencies to periodically review the definition of QRM, the exemption for certain community-focused residential mortgages, and the exemption for certain three-to-four unit residential mortgage loans and consider whether they should be modified.

The final rule exempts Agency MBS from the risk retention requirements as long as the sponsoring agency is operating under the conservatorship or receivership of the Finance Agency and fully guarantees the timely payment of principal and interest on all assets in the issued security. Further, MBS issued by any limited-life regulated entity succeeding to either Fannie Mae or Freddie Mac operating with capital support from the U.S. would be exempt from the risk retention requirements. The final rule became effective February 23, 2015. Compliance with the rule with respect to asset-backed securities collateralized by residential mortgages is required beginning December 24, 2015 and compliance with the rule with regard to all other classes of asset-backed securities is required beginning December 24, 2016. We have not yet determined the effect, if any, that this rule, may have on our operations.

Finance Agency Issues Advisory Bulletin on Classification of Assets. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned (“REO”), and Other Assets and Listing Assets for Special Mention (AB 2012-02). The guidance in AB 2012-02 is generally consistent with the Uniform Retail Credit Classification and Account Management Policy issued by the federal banking regulators in June 2000. AB 2012-02 establishes a standard and uniform methodology for classifying assets, prescribes the timing of asset charge-offs (excluding investment securities), provides measurement guidance with respect to determining our allowance for credit losses, and fair value measurement guidance for REO (e.g., use of appraisals). Subsequent to the issuance of AB 2012-02, the Finance Agency issued interpretative guidance clarifying that implementation of the asset classification framework may occur in two phases. The asset classification provisions in AB 2012-02 were implemented on January 1, 2014. The charge-off provisions were extended and were implemented on January 1, 2015. The implementation of the charge-off provisions of AB 2012-02 did not have a material impact on our financial condition, results of operations, or cash flows.

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

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by legislation and other ongoing actions by the U. S. government in response to disruptions in the financial markets. In response to the economic downturn and the recession that ended in 2010, the U.S. government established certain governmental lending programs that adversely impacted our business. Despite an improvement in the housing and mortgage markets, there continue to be challenges to the ongoing economic recovery due to uncertainty about the U.S. fiscal situation and the U.S. housing market due to the lack of real wage growth and tight credit standards. Although previous government lending programs are no longer active, future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations.

Key legislation in response to disruptions in the financial markets includes the Dodd-Frank Act, which was signed into law in July 2010. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. Our business operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be adversely affected by provisions contained in the Dodd-Frank Act.

The Dodd-Frank Act also requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market already issued, and others still to be issued, under the Dodd-Frank Act could materially adversely affect our ability to hedge our interest rate risk exposure from advances and mortgage loan purchases, achieve our risk management objectives, and act as an intermediary between our members and counterparties. Regulatory actions taken by the Commodity Futures Trading Commission (CFTC) have subjected us to increased regulatory requirements which have made and will continue to make derivative transactions more costly and less attractive as risk management tools. Additionally, initial and variation margin are currently required to be posted for cleared derivatives and are anticipated to be required for uncleared derivative transactions. The proposed CFTC regulation on uncleared derivatives will increase the amount of collateral we are required to deliver to our counterparties. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members.

In addition, the Consumer Financial Protection Bureau (CFPB), which was created under the authority of the Dodd-Frank Act, issued a final rule effective in January 2014, which: (1) establishes lending requirements including the requirement to consider a borrower’s ability to repay; and (2) provides a safe harbor for meeting qualified mortgage (QM) requirements. See Item 1 – “Business – Legislative and Regulatory Developments” for further discussion. These qualified mortgage standards, along with legislation in many states that imposes stricter foreclosure requirements, could provide incentives to lenders, including our members, to limit their mortgage lending to QMs or otherwise reduce their origination of mortgage loans that are not QMs. This approach could reduce the overall level of members' mortgage lending and, in turn, reduce demand for our advances. Additionally, the value and marketability of mortgage loans that are not QMs, including those pledged as collateral to secure member advances, may be adversely affected. This could result in increased losses on delinquent mortgage loans and lower the value of our MBS investments as well as mortgage loans we hold in portfolio under the MPF Program and any mortgage loans pledged to us as collateral.

Our primary regulator, the Finance Agency, also continues to issue proposed and final regulatory and other requirements as a result of the Recovery Act, the Dodd-Frank Act and other mandates. We cannot predict the effect of any new regulations or other regulatory guidance on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, lending or investments, which could negatively affect our financial condition and results of operations.

The U.S. Congress is also considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. A report released by the U.S. Treasury Department and HUD on February 11, 2011, outlines possible GSE reforms, including potential reforms to the business models of Fannie Mae, Freddie Mac and the FHLBanks. Both the U.S. House and Senate considered legislation in 2014 that would reform the GSEs. We do not know how, when, or to what extent GSE reform legislation will impact the business or operations of the FHLBank or the FHLBank System.

To the extent that any actions by the U.S. government in response to an economic downturn or recession cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulatory or other requirements or other guidance adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. We are, or may also become, subject to further regulations promulgated by the SEC, CFTC, Federal Reserve Board, Financial Crimes Enforcement Network, or other regulatory agencies.

We cannot predict whether new regulatory or other requirements will be promulgated by the Finance Agency or other regulatory agencies, or whether Congress will enact new legislation, and we cannot predict the effect of any new regulatory requirements or legislation on our operations. Changes in regulatory, statutory or other requirements could result in, among other things, an increase in our cost of funding and the cost of operating our business, a change in our permissible business activities, or a decrease in the size, scope or nature of our membership or our lending, investment or mortgage loan activities, which could negatively affect our financial condition and results of operations.

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

Changes to our balance sheet management strategies could adversely impact our results of operations. In 2013, the Finance Agency provided a letter to each FHLBank setting forth proposed core mission asset measures and benchmark ratios that seeks to ensure each FHLBank maintains a balance sheet structured to achieve its mission. The FHLBanks are in ongoing discussions with the Finance Agency regarding the core mission asset measures and benchmark ratios, which have not yet been finalized. Any adjustments to our balance sheet to meet core mission asset ratios may result in lower net income and, therefore, adversely impact our financial condition and results of operations as we implement and maintain a core mission asset balance sheet.

An increase in required AHP contributions could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The FHLBank Act requires each FHLBank to contribute to its AHP the greater of: (1) ten percent of the FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is made on the basis of the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year could result in an increase in our required AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.

We may not be able to pay dividends at rates consistent with past practices. Our Board of Directors may only declare dividends on our capital stock, payable to members, from our unrestricted retained earnings and current income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. For example, the potential promulgation of regulations or other requirements by the Finance Agency that would require higher levels of required or restricted retained earnings or mandated revisions to our retained earnings policy could lead to higher levels of retained earnings, and thus, lower amounts of unrestricted retained earnings available to be paid out to our members as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend.

Further, events such as changes in our market risk profile, credit quality of assets held, and increased volatility of net income caused by the application of certain GAAP accounting guidance may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical payout ratios in order to achieve and maintain the threshold amounts of retained earnings under our retained earnings policy. Additionally, Finance Agency regulations on capital classifications could restrict our ability to pay a dividend.

The application of new accounting standards relevant to us, especially those related to the accounting for derivatives, could materially increase earnings volatility. We are subject to earnings volatility because of our use of derivatives and the application of GAAP accounting guidance for those derivatives. This earnings volatility is caused primarily by the changes in the fair values of derivatives that do not qualify for hedge accounting (referred to as economic hedges where the change in fair value of the derivative is not offset by any change in fair value on a hedged item) and to a much lesser degree by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item. If there were a change in standards and we were unable to apply hedge accounting, the result could be an increase in volatility of our earnings from period to period. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings threshold, and our members’ willingness to hold the capital stock necessary for membership and/or lending activities with us.

The government support for the home mortgage market could have an adverse impact on our mortgage loans held for portfolio. Government policy and actions by the U.S. Treasury, the Federal Reserve, Fannie Mae, Freddie Mac, the Finance Agency, and the Federal Deposit Insurance Corporation (FDIC) have been focused on maintaining home mortgage rates at relatively low levels. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

Changes in our credit ratings may adversely affect our business operations. As of March 10, 2015. we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for bilateral derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

Changes in the credit standing of the U.S. Government or other FHLBanks, including the credit ratings assigned to the U.S. Government or those FHLBanks, could adversely affect us. Pursuant to criteria used by S&P and Moody’s, the FHLBank System’s debt is linked closely to the U.S. sovereign rating because of the FHLBanks’ status as GSEs and the public perception that the FHLBank System would be likely to receive U.S. government support in the event of a crisis. The U.S. government’s fiscal challenges could impact the credit standing or credit rating of the U.S. government, which could in turn result in a revision of the rating assigned to us or the consolidated obligations of the FHLBank System.

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of March 10, 2015, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All 12 of the FHLBanks are rated Aaa with a stable outlook by Moody’s while 11 of the FHLBanks are rated AA+ with a stable outlook and one of the FHLBanks is rated AA with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

We may become liable for all or a portion of the consolidated obligations of one or more of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all our consolidated obligations have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the Finance Agency may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the Finance Agency may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

The yield on or value of our MBS/ABS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS/ABS investments. Trends in unemployment, home price growth, and foreclosure inventory have been moving in a positive direction for the past several years, which has supported the underlying health of our MBS/ABS investments. However, if one or more of these macroeconomic variables deteriorates noticeably, delinquency and/or default rates on the underlying collateral supporting these investments will likely increase, and we could experience reduced yields or losses on our MBS/ABS investments. Any increase in delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of our MBS/CMO and HFA investments. The magnitude of potential losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bondholders could experience losses of principal. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS/ABS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS/ABS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

Loan modification and liquidation programs could have an adverse impact on the value of our MBS investments. Efforts of mortgage servicers to modify delinquent loans in order to mitigate losses may include reductions in interest rates and/or principal on these loans. Losses from such loan modifications may be allocated to investors in MBS backed by these loans in the form of lower interest payments and/or reductions in future principal amounts received. In addition, efforts by the U.S. government to address delinquent mortgage loans could result in reductions in interest rates and/or principal and may also result in additional foreclosures that could result in an adverse impact on the value of our MBS investments.

Many servicers are contractually required to advance principal and interest payments on delinquent loans backing MBS investments, regardless of whether the servicer has received payment from the borrower, provided that the servicer believes it will be able to recoup the advanced funds from the underlying property securing the mortgage loan. Once the related property is liquidated, the servicer is entitled to reimbursement for these advances and other expenses incurred while the loan was delinquent. Such reimbursements may result in higher losses than we may have expected or experienced to date being allocated to our MBS investments backed by such loans, which may have an adverse impact on our results of operations and financial condition.

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

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, the majority of which are located within the United States, Canada, Australia, and Europe. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS/ABS that we hold in our investment portfolio, including mortgage insurers, bond insurers and financial guarantors; (3) third-party providers of private and supplemental mortgage insurance for mortgage loans purchased under the MPF Program; (4) bilateral derivative counterparties; (5) third-party custodians and futures commission merchants associated with cleared derivatives; and (6) unsecured money market and Federal funds investment transactions. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations and financial condition.

Default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Act and implementing CFTC regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we are required to centralize our risk with the derivatives clearinghouse as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions that allowed us to distribute our risk among various counterparties. A default by a derivatives clearinghouse: (1) could adversely affect our financial condition in the event we are owed money by the derivatives clearinghouse; (2) jeopardize the effectiveness of derivatives hedging transactions; and (3) adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

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

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. Our counterparties in the capital markets are also subject to additional regulation following the financial crisis that ended in 2010. These regulations could alter the balance sheet composition, market activities and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial, economic, or other disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

Changes in interest rates could significantly affect our earnings. Changes in interest rates that are detrimental to our investment and debt positions could negatively affect our financial condition and results of operations. Like many financial institutions, we realize income primarily from earnings on our invested capital as well as the spread between interest earned on our outstanding advances, mortgage loans and investments and interest paid on our borrowings and other liabilities. Although we use various methods and procedures to monitor and manage our exposures to risk due to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low interest-rate environments or will remain outstanding at below-market yields when interest rates increase.

We rely on derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

We cannot guarantee, however, that we will be able to redeem capital stock even at the end of the redemption periods. The redemption or repurchase of our capital stock is prohibited by Finance Agency regulations and our capital plan if the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption request if the redemption would cause the member to fail to maintain its minimum capital stock investment requirement. Moreover, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its capital stock to another member, we can provide no assurance that a member would be allowed to sell or transfer any excess capital stock to another member at any point in time.

We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the Finance Agency for redemptions or repurchases is required if the Finance Agency or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot guarantee that the Finance Agency would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations that we issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements to satisfy our current obligations.

Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot guarantee that a member’s purchase of our capital stock would not effectively become an illiquid investment.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, in accordance with the Finance Agency’s requirement to maintain five calendar days of contingent liquidity, we maintain a contingency liquidity plan designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Our efforts to manage our liquidity position, including carrying out our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

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

We rely heavily on information systems and other technology. We rely heavily on information systems and other technology to conduct and manage our business. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging and advance activities. Additionally, a failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our business and result in the disclosure or misuse of confidential or proprietary information. While we have implemented disaster recovery, business continuity and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. A failure to maintain current technology, systems and facilities or an operational failure or interruption could significantly harm our customer relations, risk management and profitability, which could negatively affect our financial condition and results of operations.

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

Reliance on FHLBank of Chicago as MPF Provider could have a negative impact on our business if FHLBank of Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with FHLBank of Chicago. In its role as MPF Provider, FHLBank of Chicago provides the infrastructure, operational support and the maintenance of investor relations for the MPF Program and is also responsible for publishing and maintaining the MPF Guides, which include the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage loan assets could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program, or investors that purchase mortgages under the MPF Program, were to experience operational or other difficulties that prevent the fulfillment of their contractual obligations.

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

The availability of alternative funding sources to our members, such as an increase in brokered deposits, may significantly decrease the demand for our advances. Any change we might make in pricing our advances, in order to compete more effectively with competitive funding sources, may decrease our profitability on advances. A decrease in the demand for our advances or a decrease in our profitability on advances, would negatively affect our financial condition and results of operations.

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

We also compete in the capital markets with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has always kept pace with our funding needs, we cannot guarantee that this will continue in the future, especially in the case of financial market disruptions when the demand for advances by our members typically increases.

Member mergers or consolidations, failures, or other changes in member business with us may adversely affect our financial condition and results of operations. The financial services industry periodically experiences consolidation, which may occur as a result of various factors including adjustments in business strategies and increasing expense and compliance burdens. If future consolidation occurs within our district, it may reduce the number of current and potential members in our district, resulting in a loss of business to us and a potential reduction in our profitability. Member failures and out-of-district consolidations also can reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally. If our advances are concentrated in a smaller number of members, our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a nonmember) would become proportionately greater.

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, historically, failures have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another surviving financial institution. Liquidation of pledged collateral by us may cause financial statement losses. Additionally, as members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If members are unable to obtain sufficient liquidity from us, further deterioration of that member institution may continue. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.

In September 2014, the Finance Agency issued a proposed rule on FHLBank membership. This rule, among other things, imposes new and ongoing membership requirements and eliminates all currently eligible captive insurance companies from FHLBank membership. If this proposed rule is adopted in its current form, it may materially affect certain FHLBanks' business activities, financial condition, and results of operations. The full effect of this rule on each of the FHLBanks and their respective members will be uncertain until after the final membership rule is issued.

A high proportion of advances and capital is concentrated with a few members, and a loss of, or change in business activities with, such institutions could adversely affect us. We have a high concentration of advances (see Table 25) and capital with a few institutions. A reduction in advances by such institutions, or the loss of membership by such institutions, whether through merger, consolidation, withdrawal, or other action, may result in a reduction in our total assets and a possible reduction of capital as a result of the repurchase or redemption of capital stock. The reduction in assets and capital may also reduce our net income.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 10, 2015, we had 795 stockholders of record and 1,748,745 shares of Class A Common Stock and 10,029,930 shares of Class B Common Stock outstanding, including 40,288 shares of Class A Common Stock and 500 shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we voluntarily registered one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act.

We paid quarterly stock dividends during the years ended December 31, 2014 and 2013, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (dollar amounts in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]
12/31/2014	1.00%	$40	$431	$471	6.00%	$34	$14,087	$14,121
09/30/2014	1.00	41	398	439	6.00	34	12,958	12,992
06/30/2014	1.00	39	436	475	5.00	32	9,498	9,530
03/31/2014	0.25	39	256	295	4.00	40	7,840	7,880
12/31/2013	0.25	40	253	293	3.75	37	7,966	8,003
09/30/2013	0.25	40	289	329	3.50	33	7,873	7,906
06/30/2013	0.25	41	233	274	3.50	32	8,393	8,425
03/31/2013	0.25	40	238	278	3.50	28	7,452	7,480

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

[2]	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

Dividends may be paid in cash or shares of Class B Common Stock as authorized under our capital plan and approved by our Board of Directors. Finance Agency regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. We were able to manage our excess capital stock position in the past two years in order to pay stock dividends.

We anticipate paying a 1.00 percent dividend on Class A Common Stock and a 6.00 percent dividend on Class B Common Stock for the first quarter of 2015. Historically, dividend levels have been influenced by several factors: (1) an objective of moving dividend rates gradually over time; (2) an objective of having dividends reflective of the level of current short‑term interest rates; and (3) an objective of managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Our retained earnings balances have been significantly above the threshold set forth in the retained earnings policy and were not a factor in determining dividend declarations in 2014 and 2013. There is a possibility that the threshold level could change and be a greater consideration for dividend levels in the future because the threshold is a function of the size and composition of our balance sheet.

Item 6: Selected Financial Data

Table 8 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 8

	12/31/2014	12/31/2013	12/31/2012	12/31/2011	12/31/2010
Statement of Condition (as of period end):
Total assets	$36,853,977	$33,950,304	$33,818,627	$33,190,182	$38,706,067
Investments[1]	9,620,399	8,704,552	10,774,411	10,576,537	14,845,941
Advances	18,302,950	17,425,487	16,573,348	17,394,399	19,368,329
Mortgage loans, net[2]	6,230,172	5,949,480	5,940,517	4,933,332	4,293,431
Total liabilities	35,268,710	32,149,084	32,098,146	31,488,735	36,922,589
Deposits	595,775	961,888	1,181,957	997,371	1,209,952
Consolidated obligation bonds, net[3]	20,221,002	20,056,964	21,973,902	19,894,483	21,521,435
Consolidated obligation discount notes, net[3]	14,219,612	10,889,565	8,669,059	10,251,108	13,704,542
Total consolidated obligations, net[3]	34,440,614	30,946,529	30,642,961	30,145,591	35,225,977
Mandatorily redeemable capital stock	4,187	4,764	5,665	8,369	19,550
Total capital	1,585,267	1,801,220	1,720,481	1,701,447	1,783,478
Capital stock	974,041	1,252,249	1,264,456	1,327,827	1,454,396
Total retained earnings	627,133	567,332	481,282	401,461	351,754
Accumulated other comprehensive income (loss) (AOCI)	(15,907)	(18,361)	(25,257)	(27,841)	(22,672)
Statement of Income (for the year ended):
Net interest income	225,165	217,773	219,680	230,926	249,876
Provision (reversal) for credit losses on mortgage loans	(1,615)	1,926	2,496	1,058	1,582
Other income (loss)	(55,850)	(30,818)	(42,916)	(78,328)	(154,694)
Other expenses	53,143	52,762	51,696	53,781	47,899
Income before assessments	117,787	132,267	122,572	97,759	45,701
AHP assessments	11,783	13,229	12,261	20,433	12,153
Net income	106,004	119,038	110,311	77,326	33,548
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	299	291	285	362	316
Dividends paid in stock[4]	45,904	32,697	30,205	27,257	36,553
Weighted average dividend rate[5]	4.22%	2.42%	2.26%	1.99%	2.36%
Dividend payout ratio[6]	43.59%	27.71%	27.64%	35.72%	109.90%
Return on average equity	6.29%	6.37%	6.23%	4.43%	1.79%
Return on average assets	0.30%	0.33%	0.32%	0.21%	0.08%
Average equity to average assets	4.82%	5.24%	5.13%	4.73%	4.46%
Net interest margin[7]	0.64%	0.61%	0.64%	0.63%	0.60%
Total capital ratio[8]	4.30%	5.31%	5.09%	5.13%	4.61%
Regulatory capital ratio[9]	4.36%	5.37%	5.18%	5.24%	4.72%
Ratio of earnings to fixed charges[10]	1.58	1.59	1.45	1.31	1.12

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]	The allowance for credit losses on mortgage loans was $4,550,000, $6,748,000, $5,416,000, $3,473,000 and $2,911,000 as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 17 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $40,000, $25,000, $41,000, $174,000 and $346,000 for the years ended December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our audited financial statements and related notes presented under Item 8 of this annual report on Form 10-K. Our MD&A includes the following sections:

▪	Executive Level Overview - a general description of our business and financial highlights;

▪	Financial Market Trends - a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;

▪	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical estimates and assumptions;

▪	Results of Operations - an analysis of our operating results, including disclosures about the sustainability of our earnings;

▪	Financial Condition - an analysis of our financial position;

▪	Liquidity and Capital Resources - an analysis of our cash flows and capital position;

▪	Risk Management - a discussion of our risk management strategies; and

▪	Recently Issued Accounting Standards.

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides limited other financial services to our member institutions. We are currently one of 12 district FHLBanks which, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock based on the member’s total assets. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances and AMA, at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are unpaid principal balances outstanding). At our discretion, we may repurchase excess Class B Common Stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we always strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay stable dividends.

Net income for the year ended December 31, 2014 was $106.0 million compared to $119.0 million for the year ended December 31, 2013. The $13.0 million decrease in net income was due to declines in fair value of derivatives and hedging activities, partially offset by a decrease in negative fair value changes of trading securities, an increase in net interest income, and a decrease in the provision/reversal for credit losses on mortgage loans. The $26.1 million increase in net losses on derivative and hedging activities and trading securities was due largely to the impact of interest rates on the fair values of the derivative instruments or hedged items and trading securities. Net interest income increased by $7.4 million for the year ended December 31, 2014 despite decreases in interest income on investments, advances, and prepayment fees on terminated advances. The increase in net interest income was due primarily to a decrease in the overall cost of borrowing compared to the prior year and an increase of seven basis points in the average yield on mortgage loans. The decrease in the provision/reversal for credit losses on mortgage loans was a result of continued improvement in the housing market, along with refinements to our allowance for credit loss methodology, which increased net income by $3.5 million for the year ended December 31, 2014. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities, and net gain (loss) on trading securities can be found under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $2.9 billion, or 8.6 percent, from December 31, 2013 to December 31, 2014. The FHLBank has been actively promoting the impact of the dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends, which has resulted in increased utilization of advances, especially the line of credit product. The year-over-year increase in total assets was due primarily to an increase in line of credit activity during the latter half of the year, a large portion of which was repaid on the last day of the year and reinvested in cash and investments with overnight maturities. The majority of these line of credit advances were re-drawn shortly after the end of the year. Net advances increased $877.5 million, or 5.0 percent, from December 31, 2013. Mortgage loans held for portfolio increased $280.7 million, or 4.7 percent, as a result of growth in the level of loans funded under the MPF Program relative to the level of prepayments. Additionally, the number of selling PFIs has increased during 2014. These increases were partially offset by a decrease in investment securities of $1.8 billion as a result of prepayments and maturities that were not reinvested as part of a balance sheet initiative that entails maintaining a smaller allocation of money market securities and other investments than we have in the past, described in greater detail below.
Total liabilities increased $3.1 billion, or 9.7 percent, from December 31, 2013 to December 31, 2014. This increase was attributable to the $3.3 billion increase in consolidated obligation discount notes, partially offset by a decrease in deposits. The increase in discount notes from December 31, 2013 to December 31, 2014 was a result of funding the increase in short-term advances during that time period. For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Dividends paid to members totaled $46.2 million for the year ended December 31, 2014 compared to $33.0 million for the same period in the prior year. The dividend rate for Class A Common Stock increased from 0.25 percent to 1.00 percent from December 31, 2013 to December 31, 2014, and the dividend rate for Class B Common Stock increased from 3.75 percent to 6.00 percent for the same period. Capital management changes that have facilitated the increase in our dividend include: (1) a reduction in our membership capital stock (Class A) purchase requirement in 2012; (2) a reduction in our activity stock (Class B) requirement for AMA in 2013; (3) a reduction of our activity stock (Class B) requirement for advances in 2014; (4) weekly exchanges of excess Class B stock to Class A; and (5) periodic repurchases of excess Class A stock.

During 2014, we continued working towards a core mission asset focused balance sheet. Our ratio of average advances and average mortgage loans to average consolidated obligations (core mission assets ratio) was 80 percent for 2014. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2015. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain this level throughout 2015.

We have also made changes to our management of capital levels, which included reducing our activity-based stock purchase requirement (see “Financial Condition – Capital” under this Item 7), making periodic repurchases of some or all of our excess stock, and increasing our dividend payout ratio, among other practices (see Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), while maintaining sufficient levels of liquidity to fulfill our mission.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 9 presents selected market interest rates as of the dates or for the periods shown.

Table 9

Market Instrument	Average Rate for	Average Rate for	12/31/2014	12/31/2013
	2014	2013	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.09%	0.11%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.03	0.05	0.04	0.07
3-month LIBOR[1]	0.23	0.27	0.26	0.25
2-year U.S. Treasury note[1]	0.45	0.30	0.67	0.38
5-year U.S. Treasury note[1]	1.63	1.16	1.65	1.73
10-year U.S. Treasury note[1]	2.53	2.34	2.17	3.00
30-year residential mortgage note rate[2]	4.35	4.20	4.04	4.72

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Minutes from the January Federal Open Market Committee (FOMC) meeting indicated concern about the global outlook and expectations of substantial declines in inflation, which market participants interpreted as further delay in an increase in the Federal funds rate, although the strong labor report released in February 2015 has increased the likelihood of an increase in the target federal funds rate in mid-2015. The FOMC has indicated that they are considering a broad range of economic indicators, including international developments, in their consideration of continued accommodative monetary policy but do not expect to raise the target Federal funds rate prior to mid-2015. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries and Agency MBS are expected to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates.

During the majority of 2014, U.S. Treasury rates were fairly range-bound and volatility remained low, resulting in a steady funding environment. The market volatility that started in the last half of 2013 began to subside in late 2013 and early 2014 and has positively impacted demand for our longer-term debt, despite investors still being somewhat cautious about bond purchases due to the possibility of increases in market rates. The spread over U.S. Treasuries at which we can issue longer-term bullet and callable bonds has narrowed from what we experienced in 2013. We fund a majority of our fixed rate mortgage assets and some fixed rate advances with callable bonds. For further discussion see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout 2014. The current debt limit suspension expires on March 16, 2015, at which time the U.S. Treasury has the ability to invoke extraordinary measures that are expected to meet federal obligations until at least the summer of 2015, so concerns over the federal debt ceiling and related funding difficulties have been allayed until that time.

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

The accounting policies that management believes are the most critical to an understanding of our financial condition and results of operations and require complex management judgment are described below.

Accounting for Derivatives: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We are required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the hedged assets or liabilities are recognized simultaneously. Therefore, the accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements, either because it was more cost effective to use a derivative hedge compared to a non-derivative hedging alternative, or because a non-derivative hedging alternative was not available. As required by Finance Agency regulation and our RMP, derivative instruments that do not qualify as hedging instruments may be used only if we document a non-speculative purpose at the inception of the derivative transaction.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging our exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut hedge accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item. Although we still have a small number of derivative transactions designated as shortcut hedges outstanding, we discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that employs a sample of 30 historical interest rate environments and includes an R-squared test (commonly used statistic to measure correlation of the data), a slope test, and an F-statistic test (commonly used statistic to measure how well the regression model describes the collection of data). These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, results must fall within established tolerances.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2014 and 2013, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities. See Tables 62 and 63 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of trading securities related to economic hedges was $1.0 billion as of December 31, 2014, which matches the notional amount of interest rate swaps hedging the GSE debentures in trading securities on that date. For asset/liability management purposes, the majority of our fixed rate GSE debentures currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 13 through 15 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading GSE debentures being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2014 and 2013, certain assets and liabilities, including investments classified as trading and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments. Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. Additionally, due diligence procedures are completed for third-party pricing vendors. The assumptions used by third-party pricing vendors or within our models may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 16 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values and the due diligence procedures completed. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2014, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have REO, which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations. We record private-label MBS at fair value at the time it is determined to have OTTI. Due to the lack of trades in the market for these securities, we have concluded that the pricing derived should be considered level 3 valuations.

Deferred Premium/Discount Associated with MBS: When we purchase MBS, we often pay an amount that is different than the UPB. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. We typically pay more than the UPBs when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if we pay less than the UPB because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level‑yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during the recent disruption in the financial market, tight credit and declining home prices, consumer mortgage refinancing behavior has also been significantly affected by the borrower’s credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. We use a third‑party data service that provides estimates of cash flows, from which we determine expected asset lives for the MBS. The level‑yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the financial market conditions.

Allowance for Credit Losses: We have established an allowance methodology for each of our portfolio segments to estimate the allowance for credit losses, if necessary, to provide for probable losses inherent in our portfolio segments.

Mortgage Loans - We estimate the allowance for loan loss on homogeneous pools of mortgage loans or on an individual mortgage loan basis to assess the credit losses that are inherent in our conventional mortgage loan portfolio but have not been realized.

▪
Collectively Evaluated Mortgage Loans - The assessment of loan loss for the pools of loans entails segmenting the loan pool into strata based on each of the current classifications of each loan (i.e., current, delinquent, non-performing, referred to foreclosure). We perform a migration analysis to determine the probability of default for each stratum of loans based on a short- and mid-term horizon utilizing historical statistics. In addition, we determine the pool’s historical loss statistics based on a short- and mid-term horizon to determine the loss severity. Loan balances, probability of default, and loss severity are then utilized to determine the expected loan loss for the pool.

▪
Individually Evaluated Mortgage Loans - We calculate an allowance for loan loss on individual loans if events or circumstances make it probable that we will not be able to collect all amounts due according to the contractual terms for a subset of the mortgage loans. We have determined that all mortgage loans held in our mortgage loan portfolio are considered collateral dependent and have elected to measure individual loan impairment based on collateral value less estimated cost to sell. Collateral value is based on appraisals, if available, or estimated property values using an automated valuation model or housing pricing index. If the collateral value less cost to sell is less than the recorded investment in the loan, the loan is considered impaired. Beginning in January 2015, the excess of the recorded investment in the loan over the loan’s collateral value less cost to sell is charged off if the loan is over 180 days delinquent or in bankruptcy. If a loan has been individually evaluated for impairment, it is excluded from the collectively evaluated assessment process.

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

Credit products - We have never experienced a credit loss on an advance. Based upon the collateral held as security, our credit extension and collateral policies, credit analysis and repayment history, we currently do not anticipate any credit losses on advances and have not recorded an allowance for losses on advances. We are required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government or government Agency/GSE securities, certain residential mortgage loans, deposits in the FHLBank, and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed discussion of collateral.

Direct financing lease receivable - We have a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, we have all rights and remedies under the lease agreement as well as all rights and remedies available under the members’ Advance, Pledge and Security Agreement. Consequently, we can apply any excess collateral securing credit products to any shortfall in the leasing arrangement.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell - There were no investments in term Federal funds sold or in term securities purchased under agreements to resell outstanding as of December 31, 2014 and 2013, and all such investments acquired during the years ended December 31, 2014 and 2013 were repaid according to their contractual terms.

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

For additional information regarding allowances for credit losses, see Note 7 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

Results of Operations
Earnings Analysis: Table 10 presents changes in the major components of our net income (dollar amounts in thousands):

Table 10

	Increase (Decrease) in Earnings Components
	2014 vs. 2013		2013 vs. 2012
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(14,764)	(3.3)%	$(51,718)	(10.5)%
Total interest expense	(22,156)	(9.8)	(49,811)	(18.1)
Net interest income	7,392	3.4	(1,907)	(0.9)
Provision (reversal) for credit losses on mortgage loans	(3,541)	(183.9)	(570)	(22.8)
Net interest income after mortgage loan loss provision	10,933	5.1	(1,337)	(0.6)
Net gain (loss) on trading securities	22,286	43.7	(22,937)	(81.8)
Net gain (loss) on derivatives and hedging activities	(48,337)	(478.3)	31,585	147.1
Other non-interest income	1,019	10.1	3,450	52.2
Total other income (loss)	(25,032)	(81.2)	12,098	28.2
Operating expenses	775	1.8	1,080	2.6
Other non-interest expenses	(394)	(4.1)	(14)	(0.1)
Total other expenses	381	0.7	1,066	2.1
AHP assessments	(1,446)	(10.9)	968	7.9
NET INCOME	$(13,034)	(10.9)%	$8,727	7.9%

Table 11 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 11

	Year Ended December 31,
	2014		2013		2012
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$98,492	23.0%	$117,327	26.5%	$144,028	29.1%
Advances	123,748	28.9	128,441	29.0	154,560	31.2
Mortgage loans held for portfolio	204,547	47.7	195,644	44.1	194,363	39.3
Other	1,514	0.4	1,653	0.4	1,832	0.4
TOTAL INTEREST INCOME	$428,301	100.0%	$443,065	100.0%	$494,783	100.0%

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2014 was $106.0 million compared to $119.0 million for the year ended December 31, 2013. The $13.0 million decrease was due to an increase in losses on derivative and hedging activities, partially offset by a decrease in negative fair value changes on trading securities, an increase in net interest income, and a decrease in the provision/reversal for credit losses on mortgage loans. The increase in net interest income was due primarily to a decrease in the overall cost of borrowing compared to 2012 and an increase in the average yield on mortgage loans. The decrease in the provision/reversal for credit losses on mortgage loans was a result of continued improvement in the housing market, along with refinements to our allowance for credit loss technique. Return on equity (ROE) was 6.29 percent and 6.37 percent for the years ended December 31, 2014 and 2013, respectively. The decrease in ROE was a result of the decline in net income, but the impact of the decline on ROE was reduced by the changes in capital management practices that went into effect during the second quarter of 2014, which caused a decrease in average capital for the period due to the repurchase of excess stock. The change in capital management practices also resulted in an increase in dividend rates. Dividends paid to members totaled $46.2 million for the year ended December 31, 2014 compared to $33.0 million for the same period in the prior year.

Net income for the year ended December 31, 2013 was $119.0 million compared to $110.3 million for the year ended December 31, 2012. The $8.7 million increase was due primarily to gains on derivative and hedging activities compared to losses in the prior year, partially offset by an increase in negative fair value changes on trading securities. There was also a slight decrease in the provision for credit losses on mortgage loans, which added to 2013 net income. These positive impacts on net income were partially offset by a decrease in net interest income principally due to a decrease in the weighted average yield on assets that exceeded the decrease in the weighted average cost of interest bearing liabilities. ROE was 6.37 percent and 6.23 percent for the years ended December 31, 2013 and 2012, respectively. Dividends paid to members totaled $33.0 million for the year ended December 31, 2013 compared to $30.5 million for the prior year.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits and other borrowings is the primary source of our earnings. The increase in net interest income for the year ended December 31, 2014 compared to 2013 was due to an increase in our net interest spread and margin despite a decrease in the average balance and average yield on interest-earning assets (see Table 11). The decrease in net interest income for the year ended December 31, 2013 compared to 2012 was due primarily to a decrease in our net interest spread and margin, despite an increase in average interest-earning assets. The increases in net interest spread and margin in 2014 were driven primarily by an overall decrease in the cost of borrowing and also by an increase in the average yield on mortgage loans, which are discussed in greater detail below.

The average yield on investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, remained relatively flat, at 1.05 percent for the years ended December 31, 2013 and 2014, despite the compositional changes in the portfolio, including a lower concentration of higher yielding MBS, and increases in the average balance of Federal funds sold, which had a lower average yield during 2014. At times during 2014, we did not reinvest MBS portfolio prepayments in new MBS because of the focus on our core mission assets ratio as well as our inability to purchase MBS at prices that would generate what we consider to be acceptable spreads. While we plan to maintain our focus on our core mission assets ratio during 2015, we anticipate that we will purchase MBS as long as we can do so at prices that will generate what we consider to be acceptable spreads. The decrease in the average yield on investments between 2012 and 2013 was a result of declining interest rates, including LIBOR, and prepayments of higher rate MBS/CMO that were reinvested into lower rate or variable rate MBS/CMOs.

The average yield on advances decreased six basis points, from 0.70 percent for the year ended December 31, 2013 to 0.64 percent for the year ended December 31, 2014. The decrease in the average yield on advances was due to a continued shift in composition that began in 2012 and has resulted in an increase in our lowest yielding advance product. Prepayment fees also decreased during 2014 as a result of borrowers restructuring a higher level of non-callable advances into new advances and incurring a fee in the prior year. Further, the low interest rate environment in 2013 generally resulted in a higher fee calculation for prepaid advances.

The average yield on mortgage loans increased seven basis points, from 3.29 percent for the year ended December 31, 2013 to 3.36 percent for the year ended December 31, 2014. The increase in yield is due to a decline in premium amortization as mortgage rates increased in 2014 and prepayments on higher coupon loans decreased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase). We expect to see an increase in prepayments and a related acceleration in premium amortization in 2015, as mortgage rates have declined, which will reduce our average yield on mortgage loans. The decrease in yield of 23 basis points between 2012 and 2013 was due primarily to prepayments of higher yielding mortgages and the associated premium amortization, and new loan volume at average rates below the existing portfolio rate.

The average cost of consolidated obligation bonds decreased four basis points, from 1.01 percent for the year ended December 31, 2013 to 0.97 percent for the current period. This decrease was largely a result of: (1) replacing some called and matured higher-cost consolidated obligation bonds with debt at a much lower cost in late 2013; (2) the decrease in the average one- and three-month LIBOR rates during 2014 compared to 2013 (a considerable portion of our consolidated obligation bonds are swapped to LIBOR); and (3) a general decline in rates in 2014 which allowed us to issue and to call and replace higher rate debt at lower rates. The average balance of lower rate discount notes has increased between periods while average bond balances have declined, which has reduced the total cost of our interest-bearing liabilities. We expect short-term interest rates to remain low for much of 2015, so we expect our total interest bearing liability cost to remain relatively stable over the next few quarters. However, we do not expect to be able to call and replace debt at lower rates to the same extent during 2015 as we did in 2014 or 2013. When we call and replace callable debt, it generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity using the level-yield method. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days). For further discussion of how we use callable bonds, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

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

Table 12 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 12

	2014			2013			2012
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$204,708	$169	0.08%	$272,385	$311	0.11%	$353,494	$513	0.15%
Securities purchased under agreements to resell	446,233	575	0.13	847,010	1,027	0.12	1,371,914	2,742	0.20
Federal funds sold	1,619,589	1,368	0.08	1,259,512	1,346	0.11	854,682	1,285	0.15
Investment securities[1]	7,073,094	96,380	1.36	8,839,549	114,643	1.30	8,880,851	139,488	1.57
Advances[2,3]	19,467,171	123,748	0.64	18,278,197	128,441	0.70	17,348,927	154,560	0.89
Mortgage loans[2,4,5]	6,087,417	204,547	3.36	5,947,390	195,644	3.29	5,526,009	194,363	3.52
Other interest-earning assets	23,182	1,514	6.53	26,170	1,653	6.32	29,305	1,832	6.25
Total earning assets	34,921,394	428,301	1.23	35,470,213	443,065	1.25	34,365,182	494,783	1.44
Other non-interest-earning assets	83,523			153,265			166,083
Total assets	$35,004,917			$35,623,478			$34,531,265

Interest-bearing liabilities:
Deposits	$878,016	$770	0.09%	$1,070,135	$983	0.09%	$1,601,019	$1,511	0.09%
Consolidated obligations[2]:
Discount Notes	12,155,756	9,242	0.08	10,751,832	8,884	0.08	9,674,078	9,237	0.10
Bonds	19,896,561	192,910	0.97	21,233,465	215,239	1.01	20,698,141	264,134	1.28
Other borrowings	10,377	214	2.06	21,600	186	0.87	13,818	221	1.60
Total interest-bearing liabilities	32,940,710	203,136	0.62	33,077,032	225,292	0.68	31,987,056	275,103	0.86
Capital and other non-interest-bearing funds	2,064,207			2,546,446			2,544,209
Total funding	$35,004,917			$35,623,478			$34,531,265

Net interest income and net interest spread[6]		$225,165	0.61%		$217,773	0.57%		$219,680	0.58%

Net interest margin[7]			0.64%			0.61%			0.64%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change is an adjustment to equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $4.9 million, $4.7 million, and $4.2 million for the December 31, 2014, 2013, and 2012, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 13 summarizes changes in interest income and interest expense (in thousands):

Table 13

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(67)	$(75)	$(142)	$(105)	$(97)	$(202)
Securities purchased under agreements to resell	(513)	61	(452)	(845)	(870)	(1,715)
Federal funds sold	338	(316)	22	499	(438)	61
Investment securities	(23,835)	5,572	(18,263)	(646)	(24,199)	(24,845)
Advances	8,032	(12,725)	(4,693)	7,925	(34,044)	(26,119)
Mortgage loans	4,658	4,245	8,903	14,302	(13,021)	1,281
Other assets	(194)	55	(139)	(198)	19	(179)
Total earning assets	(11,581)	(3,183)	(14,764)	20,932	(72,650)	(51,718)
Interest Expense:
Deposits	(171)	(42)	(213)	(488)	(40)	(528)
Consolidated obligations:
Discount notes	1,103	(745)	358	966	(1,319)	(353)
Bonds	(13,204)	(9,125)	(22,329)	6,674	(55,569)	(48,895)
Other borrowings	(133)	161	28	93	(128)	(35)
Total interest-bearing liabilities	(12,405)	(9,751)	(22,156)	7,245	(57,056)	(49,811)
Change in net interest income	$824	$6,568	$7,392	$13,687	$(15,594)	$(1,907)

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

Net Gain (Loss) on Derivatives and Hedging Activities: The volatility in other income (loss) is driven predominantly by fair value fluctuations on derivative and hedging transactions, which include interest rate swaps, caps, and floors. Net gain (loss) from derivatives and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve, and implied volatility).

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

In 2013, net gains and losses on derivatives and hedging activities resulted in an increase to net income of $10.1 million, compared to a decrease in net income of $38.2 million in 2014. As noted previously, the changes are primarily attributable to volatility in the fair value of our economic derivatives. The losses on economic derivatives for 2014 were primarily a result of losses on our interest rate cap portfolio as fair values declined due to a lower forward curve, decreased long-term cap volatility and time value decay compared to gains recognized during 2013 as fair values increased due to an increase and steepening of the general level of the interest rate swap curve with the gains somewhat limited by a decrease in long-term cap volatility at the end of 2013 as well. In both years, we experienced increases in the fair value of our interest rate swaps matched to GSE debentures as a result of increasing interest rates for their respective maturities (pay fixed rate swap), but these increases were offset by decreases in the fair values of the swapped GSE debentures, which are recorded in net gain (loss) on trading securities.

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

Tables 14 through 16 categorize the earnings impact by product for hedging activities (in thousands):

Table 14

	2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(11,529)	$—	$(1,914)	$203	$(13,240)
Net interest settlements	(131,093)	—	—	89,873	(41,220)
Subtotal	(142,622)	—	(1,914)	90,076	(54,460)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	540	—	—	(2,977)	(2,437)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	30,231	—	1,679	31,910
Interest rate caps/floors	—	(32,767)	—	—	(32,767)
Mortgage delivery commitments	—	—	4,272	—	4,272
Economic hedges – net interest received (paid)	—	(44,264)	—	5,056	(39,208)
Subtotal	540	(46,800)	4,272	3,758	(38,230)
Net impact of derivatives and hedging activities	(142,082)	(46,800)	2,358	93,834	(92,690)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(28,517)	—	—	(28,517)
TOTAL	$(142,082)	$(75,317)	$2,358	$93,834	$(121,207)

Table 15

	2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(12,288)	$—	$(2,149)	$(408)	$—	$(14,845)
Net interest settlements	(146,463)	—	—	102,125	—	(44,338)
Subtotal	(158,751)	—	(2,149)	101,717	—	(59,183)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	3,348	—	—	(5,682)	—	(2,334)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	50,328	—	(6,981)	(17)	43,330
Interest rate caps/floors	—	11,682	—	—	—	11,682
Mortgage delivery commitments	—	—	(4,052)	—	—	(4,052)
Economic hedges – net interest received (paid)	—	(45,901)	—	7,379	3	(38,519)
Subtotal	3,348	16,109	(4,052)	(5,284)	(14)	10,107
Net impact of derivatives and hedging activities	(155,403)	16,109	(6,201)	96,433	(14)	(49,076)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(50,203)	—	—	—	(50,203)
TOTAL	$(155,403)	$(34,094)	$(6,201)	$96,433	$(14)	$(99,279)

Table 16

	2012
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(11,278)	$—	$(5,389)	$—	$(906)	$—	$(17,573)
Net interest settlements	(175,082)	—	—	12	143,261	—	(31,809)
Subtotal	(186,360)	—	(5,389)	12	142,355	—	(49,382)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(1,825)	—	—	(21)	4,638	—	2,792
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	18,848	—	—	8,580	(1)	27,427
Interest rate caps/floors	—	(24,032)	—	—	—	—	(24,032)
Mortgage delivery commitments	—	—	7,509	—	—	—	7,509
Economic hedges – net interest received (paid)	—	(41,294)	—	—	6,105	15	(35,174)
Subtotal	(1,825)	(46,478)	7,509	(21)	19,323	14	(21,478)
Net impact of derivatives and hedging activities	(188,185)	(46,478)	2,120	(9)	161,678	14	(70,860)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(21,679)	—	—	—	—	(21,679)
TOTAL	$(188,185)	$(68,157)	$2,120	$(9)	$161,678	$14	$(92,539)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 13 through 15. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 17 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 17

	2014	2013	2012
GSE debentures	$(28,987)	$(50,671)	$(24,493)
U.S. Government guaranteed debentures	—	—	(5,558)
U.S. Treasury note	4	43	—
Agency MBS/CMO	293	(351)	1,285
Short-term money market securities	(9)	(6)	718
TOTAL	$(28,699)	$(50,985)	$(28,048)

The majority of the volatility in the net gain (loss) of our trading portfolio can be attributed to fair value changes on GSE debentures. The largest component of our trading portfolio is comprised of fixed and variable rate GSE debentures, and generally most of the fixed rate securities are related to economic hedges. The fair values of the fixed rate GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The variable rate securities reset daily based on the Federal funds effective rate or monthly based on the one-month LIBOR index. During 2012 and especially in 2013, interest rates and GSE credit spreads increased, which resulted in fair value losses on the GSE debentures. During 2014, interest rates in the one- to three- year range increased compared to 2013 which resulted in additional losses on the GSE debentures, but the decrease in GSE credit spreads reduced the magnitude of those losses. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price daily, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” As noted in Table 18, approximately two-thirds of our operating expenses consist of compensation and benefits expense. We anticipate an increase in compensation and benefits expense during 2015 due to an expected increase in the number of employees primarily to meet our increasing technology needs. Table 18 presents operating expenses for the last three years (dollar amounts in thousands):

Table 18

	For the Year Ended December 31,			Percent Increase (Decrease)
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Compensation and benefits	$30,282	$29,541	$29,231	2.5%	1.1%
Occupancy cost	1,754	1,622	1,348	8.1	20.4
Other operating expense	11,916	12,014	11,518	(0.8)	4.3
TOTAL CONTROLLABLE OPERATING EXPENSES	$43,952	$43,177	$42,097	1.8%	2.6%

Finance Agency and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks. If the merger between the FHLBanks of Des Moines and Seattle occurs, we could see some incremental increases in these expenses because some assessments are currently split equally between the 12 FHLBanks. However, we do not anticipate the increases to be significant.

AHP Assessments: AHP expense is based on a percentage of net income and fluctuates accordingly. Each FHLBank is required to establish, fund and administer an AHP. As part of our AHP, we provide subsidies in the form of direct grants or below-market interest rate advances to members which use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households (see Item 1 – “Business – Other Mission-Related Activities” for the specific programs funded through the AHP). The required annual AHP funding is charged to earnings and an offsetting liability is established.

Non-GAAP Measures: We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program and purchases of MBS; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable interest rate levels. We use derivatives as tools to reduce our funding costs and manage interest rate risk and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we manage the risks mentioned and utilize these transactions for asset-liability tools, we do not manage the fluctuations in the fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes, even though some derivative hedging relationships do not qualify for hedge accounting under GAAP (referred to as economic hedges) and therefore can add significant volatility to our GAAP net income.

Adjusted income is a non-GAAP financial measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. We note however that non-GAAP financial measures are not required to be uniformly applied and are not audited. To mitigate these limitations, we have procedures in place to calculate these measures using the appropriate GAAP components. Although these non-GAAP financial measures are frequently used by our stakeholders in the evaluation of our performance, they have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

For the year ended December 31, 2014, adjusted net income increased by $12.9 million compared to the year ended December 31, 2013 (see Table 19). This increase parallels the increase in GAAP net interest income before provision/reversal for credit losses on mortgage loans. Table 19 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 19

	2014	2013	2012
Net income, as reported under GAAP	$106,004	$119,038	$110,311
AHP assessments	11,783	13,229	12,261
Income before AHP assessments	117,787	132,267	122,572
Derivative-related and other excluded items[1]	25,569	(1,858)	7,824
Adjusted income (a non-GAAP measure)	$143,356	$130,409	$130,396

[1]
Consists of fair value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

Table 20 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (dollar amounts in thousands). Adjusted ROE spread (a non-GAAP financial measure) increased by 154 basis points, or by 22.4 percent, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in adjusted ROE spread is a result of the change in capital stock activity requirements for advances and management practices that were in effect during 2014 (see additional discussion under this Item 7 – "Financial Condition – Capital"). Likewise, the change in our capital stock activity requirement for advances coupled with the repurchase of a significant amount of excess stock during 2014 is the primary cause of the decrease in average GAAP total capital of 9.7 percent for the year ended December 31, 2014.

Table 20

	2014	2013	2012
Average GAAP total capital for the period	$1,686,110	$1,868,255	$1,771,641
ROE, based upon GAAP net income	6.29%	6.37%	6.23%
Adjusted ROE, based upon adjusted income	8.50%	6.98%	7.36%
Average overnight Federal funds effective rate	0.09%	0.11%	0.14%
Adjusted ROE as a spread to average overnight Federal funds effective rate	8.41%	6.87%	7.22%

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

Derivative and hedge accounting affects the timing of income or expense from derivatives. However, when the derivatives are held to maturity or call dates, there is no economic income or expense impact from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to fair value each month, which can result in having to recognize significant gains and losses from year to year, producing volatility in our GAAP net income. However, if held to maturity, the sum of such gains and losses over the term of a derivative will equal its original purchase price.

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

Financial Condition

Overall: During 2014, we continued working towards a core mission asset focused balance sheet, and our average core mission assets ratio was 80 percent for the year, compared to 76 percent for the prior year. As a percentage of assets at December 31, 2014 compared to December 31, 2013, cash and short-term investments increased while advances, long-term investment securities, and mortgage loans decreased, due largely to principal repayments received towards the end of the year. The average balances of advances and mortgage loans increased for the year, however, while the average balances of total investments decreased. Table 21 presents the percentage concentration of the major components of our Statements of Condition:

Table 21

	Component Concentration
	12/31/2014	12/31/2013
Assets:
Cash and due from banks	6.9%	5.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	9.0	1.7
Investment securities	17.1	23.9
Advances	49.7	51.3
Mortgage loans, net	16.9	17.5
Other assets	0.4	0.5
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.6%	2.8%
Consolidated obligation discount notes, net	38.6	32.1
Consolidated obligation bonds, net	54.9	59.1
Other liabilities	0.6	0.7
Total liabilities	95.7	94.7

Capital:
Capital stock outstanding	2.6	3.7
Retained earnings	1.7	1.7
Accumulated other comprehensive income (loss)	—	(0.1)
Total capital	4.3	5.3
Total liabilities and capital	100.0%	100.0%

Table 22 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 22

	Increase (Decrease) in Components
	12/31/2014 vs. 12/31/2013
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$831,371	48.5%
Investments[1]	915,847	10.5
Advances	877,463	5.0
Mortgage loans, net	280,692	4.7
Derivative assets, net	5,026	18.0
Other assets	(6,726)	(5.1)
Total assets	$2,903,673	8.6%

Liabilities:
Deposits	$(366,113)	(38.1)%
Consolidated obligations, net	3,494,085	11.3
Derivative liabilities, net	(73,061)	(67.4)
Other liabilities	64,715	48.9
Total liabilities	3,119,626	9.7

Capital:
Capital stock outstanding	(278,208)	(22.2)
Retained earnings	59,801	10.5
Accumulated other comprehensive income (loss)	2,454	13.4
Total capital	(215,953)	(12.0)
Total liabilities and capital	$2,903,673	8.6%

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

Table 23 summarizes advances outstanding by product (dollar amounts in thousands):

Table 23

	12/31/2014		12/31/2013
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$5,349,579	29.5%	$3,471,636	20.2%
Regular adjustable rate advances	22,943	0.1	5,000	0.0
Adjustable rate callable advances	4,615,227	25.4	4,849,409	28.2
Customized advances:
Adjustable rate advances with embedded caps or floors	97,000	0.5	127,000	0.8
Standard housing and community development advances:
Adjustable rate callable advances	81,818	0.5	83,460	0.5
Total adjustable rate advances	10,166,567	56.0	8,536,505	49.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances	67,052	0.4	54,380	0.3
Regular fixed rate advances	4,954,635	27.3	5,483,902	31.9
Fixed rate callable advances	85,445	0.5	83,720	0.5
Standard housing and community development advances:
Regular fixed rate advances	327,015	1.8	276,366	1.6
Fixed rate callable advances	2,000	—	—	—
Total fixed rate advances	5,436,147	30.0	5,898,368	34.3
Convertible:
Standard advance products:
Fixed rate convertible advances	1,586,242	8.7	1,685,242	9.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	452,517	2.5	546,120	3.2
Fixed rate callable amortizing advances	33,651	0.2	34,185	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	458,644	2.5	487,840	2.8
Fixed rate callable amortizing advances	7,113	0.1	5,359	—
Total amortizing advances	951,925	5.3	1,073,504	6.2
TOTAL PAR VALUE	$18,140,881	100.0%	$17,193,619	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at December 31, 2014 and December 31, 2013. The 5.5 percent increase in advance par value (see Table 23) was due to a significant increase in our line of credit product, which was partially offset by declines in regular fixed rate and adjustable rate callable advances. The increase in our line of credit was largely a result of efforts to promote the pricing advantages of line of credit when taking our dividend payment rates into consideration. We expect advances as a percent of total assets to increase as part of our core mission asset focus (see “Executive Level Overview ” under this Item 7) but we cannot predict member demand for our advance products.

As of December 31, 2014 and December 31, 2013, 65.0 percent and 64.1 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can be largely attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced in 2014 is a result of a smaller number of members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during 2013 and 2014.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one‑ or three‑month LIBOR) to synthetically create adjustable rate advances. Consequently, advances that effectively re-price at least every three months represent 84.1 percent and 79.2 percent of our total advance portfolio as of December 31, 2014 and December 31, 2013, respectively.

Our potential credit risk from advances is concentrated in commercial banks, thrift institutions, and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 24 presents advances outstanding by borrower type (in thousands):

Table 24

	12/31/2014	12/31/2013
Member advances:
Commercial banks	$8,507,046	$7,016,783
Thrift institutions	6,136,072	6,038,551
Insurance companies	2,253,528	3,143,652
Credit unions	1,136,980	906,425
CDFI	1,500	—
Total member advances	18,035,126	17,105,411

Non-member advances:
Housing associates	61,805	42,380
Non-member borrowers[1]	43,950	45,828
Total non-member advances	105,755	88,208

TOTAL PAR VALUE	$18,140,881	$17,193,619

[1]	Includes former members that have merged into or were acquired by non-members.

Table 25 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 25

	12/31/2014		12/31/2013
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$2,736,500	15.1%	$2,720,000	15.8%
Capitol Federal Savings Bank	2,575,000	14.2	2,525,000	14.7
Bank of Oklahoma, NA	2,103,400	11.6	1,005,650	5.8
United of Omaha Life Insurance Co.	591,818	3.2
American Fidelity Assurance Co.	521,500	2.9
Security Benefit Life Insurance Co.			1,015,000	5.9
Security Life of Denver Insurance Co.			700,000	4.1
TOTAL	$8,528,218	47.0%	$7,965,650	46.3%

Table 26 presents the interest income associated with the five borrowers who paid the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers who paid the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	2014		2013
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$57,985	22.9%	$60,995	22.5%
American Fidelity Assurance Co.	17,867	7.1	17,859	6.6
Security Benefit Life Insurance Co.	9,269	3.7	9,678	3.6
MidFirst Bank	7,266	2.9
United of Omaha Life Insurance Co.	6,560	2.6	7,360	2.7
Pacific Life Insurance Co.			7,915	2.9
TOTAL	$98,947	39.2%	$103,807	38.3%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers was $121.6 million for 2014 and $124.3 million for 2013, net of interest receipts/(payments) on derivatives hedging advances of $(131.1) million in 2014 and $(146.4) million in 2013.

Table 11 presents the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2014, 2013, and 2012.

Prepayment Fees - Advances are priced based on our marginal cost of issuing matched-maturity funding while considering our related administrative and operating costs, pricing on other funding alternatives available to members and desired profitability targets. Advances with a maturity or repricing period greater than three months that do not include call features that can be exercised at the option of the member generally incorporate a fee sufficient to make us financially indifferent should the borrower decide to prepay the advance.

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit at the date of issuance and at all times thereafter. Letters of credit are secured in accordance with the same requirements as for advances. However, letters of credit issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending may also be secured by state and local government securities. Outstanding letters of credit balances totaled $2.6 billion and $2.5 billion as of December 31, 2014 and 2013, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2014 and 2013, which are noted in Table 24, represent less than one percent of total advance par values for each period presented.

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

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the year ended December 31, 2014 was $1.1 billion. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in an increase of 4.7 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2013 to December 31, 2014. Net mortgage loans as a percentage of total assets decreased from 17.5 percent as of December 31, 2013 to 16.9 percent as of December 31, 2014. Table 11 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2014, 2013, and 2012.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; (6)
a PFIs' level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans; and (7) reclassifying and selling specific mortgage loan pools. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members, or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2014.

In the last half of 2012, we began an MPF mortgage loan volume participation arrangement with FHLBank of Indianapolis and also began offering the MPF Xtra product. The combination of these two options allowed us to effectively restrict the growth in mortgage loans held for portfolio in 2013 and is expected to provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. However, FHLBank of Indianapolis participations in new delivery commitments were discontinued in 2014. Both options are described below:

▪
Mortgage Loan Participations - We entered into an agreement with FHLBank of Indianapolis in 2012 to sell participation interests in master commitments of our PFIs. FHLBank of Indianapolis acquired $341.0 million in participation volume during fiscal year 2013 from certain of our PFIs and $10.9 million during 2014. The risk sharing and rights are allocated proratably based upon each FHLBank’s percentage participation in the related master commitment. We, as the Owner Bank, remain responsible for managing the PFI relationship and ensuring compliance with MPF Program requirements. The risk sharing and rights of us and FHLBank of Indianapolis are as follows:

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

▪
MPF Xtra - The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. During 2013 and 2014 we had loan volume of $177.9 million and $131.4 million, respectively.

The number of approved PFIs increased from 276 as of December 31, 2013 to 281 as of December 31, 2014. During the year ended December 31, 2014, we purchased loans from 186 PFIs with no one PFI accounting for more than 5.8 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will continue to increase during 2015 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 27 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If a PFI was not one of the top five for one of the periods presented, the applicable columns are left blank. The outstanding balance for Bank of America (non-member that acquired a former PFI and currently does not have the ability to sell loans to us under the MPF Program) has declined with the prepayment of loans held in the portfolio.

Table 27

	12/31/2014		12/31/2013
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$246,851	4.0%	$286,762	4.9%
FirstBank of Colorado	209,593	3.4	170,004	2.9
Tulsa Teachers Credit Union	167,449	2.7	129,134	2.2
SAC Federal Credit Union	135,909	2.2
Farmers Bank & Trust N.A.	122,898	2.0	124,810	2.1
Bank of America, N.A.[1]			127,084	2.2
TOTAL	$882,700	14.3%	$837,794	14.3%

[1]	Formerly La Salle Bank, N.A., an out-of-district PFI with which we previously participated in mortgage loans with FHLBank of Chicago.

Table 28 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 28

	2014	2013	2012	2011	2010
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$20,045	$21,142	$25,139	$25,772	$25,714
Loans past due 90 days or more and still accruing interest, UPB	6,367	8,290	7,798	11,397	9,439

Allowance for credit losses on mortgage loans:
Beginning balance	$6,748	$5,416	$3,473	$2,911	$1,897
Charge-offs/recoveries[2]	(583)	(594)	(553)	(496)	(483)
Provision (reversal) for mortgage loan losses	(1,615)	1,926	2,496	1,058	1,582
Mortgage loans transferred to held for sale	—	—	—	—	(85)
Ending balance	$4,550	$6,748	$5,416	$3,473	$2,911

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$1,304	$1,372	$1,580	$1,669	$1,785
Interest actually recognized in income during the period	(957)	(1,016)	(1,155)	(1,168)	(1,401)
Shortfall	$347	$356	$425	$501	$384

[1]
Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.5 million, $1.5 million, $1.3 million, $0.5 million and $0.2 million as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that it would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was less than one basis point for the periods ending December 31, 2014, 2013, 2012, 2011, and 2010.

The serious delinquency rate of the mortgage loan portfolio decreased from December 31, 2013 to December 31, 2014 (see Table 29). According to the December 31, 2014 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional residential mortgage loans 90 days or more past due was 2.4 percent. This is approximately eight times the level of seriously delinquent loans in our mortgage loan portfolio. Table 29 presents delinquency information for the unpaid principal of conventional mortgage loans (dollar amounts in thousands):

Table 29

	12/31/2014	12/31/2013
30 to 59 days delinquent and not in foreclosure	$36,204	$30,807
60 to 89 days delinquent and not in foreclosure	8,035	7,386
90 days or more delinquent and not in foreclosure[1]	10,838	11,481
In process of foreclosure[2]	6,182	7,602
Total conventional mortgage loans delinquent or in process of foreclosure	$61,259	$57,276

Real estate owned (carrying value)	$4,628	$4,307

Serious delinquency rate[3]	0.3%	0.4%

[1]
Includes all troubled debt restructurings regardless of delinquency status not classified as in process of foreclosure. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor's financial difficulties, grant a concession to the debtor that we would not otherwise consider.

[2]	Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.

[3]
Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

Two indications of credit quality are FICO scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 30 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in the traditional MPF products:

Table 30

FICO Score[1]	12/31/2014	12/31/2013
< 620	0.9%	1.1%
620 to < 660	4.0	3.8
660 to < 700	11.3	11.0
700 to < 740	18.8	18.7
>= 740	65.0	65.4
	100.0%	100.0%

Weighted average	751	751

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. Table 31 provides LTV ratios at origination for conventional mortgage loans outstanding in the traditional MPF products:

Table 31

LTV	12/31/2014	12/31/2013
<= 60%	16.6%	17.7%
> 60% to 70%	14.5	15.1
> 70% to 80%	54.9	54.0
> 80% to 90%	7.5	7.4
> 90% to < 100%	6.5	5.8
	100.0%	100.0%

Weighted average	73.1%	72.5%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2014 and 2013. Table 32 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state:

Table 32

	12/31/2014	12/31/2013
Kansas	34.8%	34.7%
Nebraska	23.8	23.9
Oklahoma	15.0	14.7
Colorado	13.6	12.6
California	2.2	2.3
All other	10.6	11.8
TOTAL	100.0%	100.0%

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

If losses beyond our FLA layer are incurred for any given pool of conventional mortgage loans, they are then absorbed through a CE obligation of the PFI that sold the mortgage loans to us, limited to the remaining CE obligation (see Item 1 – “Business – Mortgage Loans” for additional information). For additional information regarding the layers of loss protection, see Note 7 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.” Table 33 presents the outstanding principal balance and average CE obligation by traditional MPF product for our residential mortgage loan portfolio (dollar amounts in thousands):

Table 33

	12/31/2014		12/31/2013
	Outstanding Balance	Average CE Obligation	Outstanding Balance	Average CE Obligation
Original MPF	$3,790,051	7.8%	$3,656,425	7.2%
MPF 125	1,535,897	5.0	1,339,325	4.8
MPF Plus[1,2]	97,511	4.4	127,085	3.6
MPF 100[2]	73,542	12.5	89,213	10.3
MPF Government	631,142		644,592
TOTAL PAR VALUE	$6,128,143		$5,856,640

[1]	Average CE obligation for MPF Plus loans represents SMI coverage obtained.

[2]	Product is currently inactive. See Table 1 under Item 1 – “Business – Mortgage Loans.”

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience and observed trends in loan delinquencies. During 2014, we refined the technique used to estimate the allowance, which resulted in a decrease in the provision for credit losses and a decrease in the allowance balance as a percent of unpaid principal balance at December 31, 2014 compared to December 31, 2013. With the recent improvements in home prices and overall decrease in our delinquency rate, we believe that our refinement in technique better reflects economic conditions during the reporting period and maintains our allowance for credit losses at a level adequate to absorb probable and estimable credit losses inherent in our portfolio. Our change in methodology was supported and validated by an analysis performed by our Credit Risk Analysis department, which incorporated assumptions intended to capture risks related to economic conditions that impact the mortgage loan portfolio, such as the housing price index, unemployment rates, LTV ratios, and credit scores. We also believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 7 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and to provide primary and secondary market support for the U.S. housing securities market. Total investments increased 10.5 percent primarily due to an overall increase in short-term investments, including Federal funds sold and reverse repurchase agreements. These investments are generally transacted with government agencies and large financial institutions that we consider to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Table 34 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 34

	12/31/2014	12/31/2013
Interest-bearing deposits	$63	$48
Federal funds sold	2,075,000	575,000
Certificates of deposit	—	260,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,075,063	$835,057

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2014, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the year ended December 31, 2014.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of December 31, 2014, all unsecured term investments were rated as investment grade based on NRSROs (see Table 38).

Table 35 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2014. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 35

Domicile of Counterparty	Overnight
Domestic	$150,063
U.S. subsidiaries of foreign commercial banks	200,000
Total domestic and U.S. subsidiaries of foreign commercial banks	350,063
U.S. Branches and agency offices of foreign commercial banks:
Canada	525,000
Germany	300,000
Netherlands	300,000
Norway	300,000
United Kingdom	300,000
Total U.S. Branches and agency offices of foreign commercial banks	1,725,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,075,063

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of Agency debentures, MBS/ABS, and state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. Agency debentures are the other significant investment class that we hold in our long-term investment portfolio. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are classified as trading securities to enhance our liquidity position. The majority of our unsecured Agency debentures are fixed rate bonds, which are swapped from fixed to variable rates. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income. All swapped Agency debentures are classified as trading securities.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of December 31, 2014, the amortized cost of our MBS/CMO portfolio represented 304 percent of our regulatory capital due to some capital redemptions that occurred prior to year end. As of December 31, 2014, we held $136.5 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

We provide standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. We also provide SBPAs to one out-of-district HFA and have participation interests in SBPAs between another FHLBank and an HFA in its district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2014 expire no later than 2017 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.5 billion and $1.7 billion as of December 31, 2014 and 2013, respectively. We were not required to purchase any bonds under these agreements during 2014 or 2013. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. We may continue to acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs in the future.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of December 31, 2014 or December 31, 2013. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 4 of the Notes to Financial Statements under Item 8 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 36 (in thousands).

Table 36

	12/31/2014	12/31/2013	12/31/2012
Trading securities:
Commercial paper	$—	$—	$59,996
Certificates of deposit	—	260,009	325,006
U.S. Treasury obligations	25,016	25,012	—
GSE debentures	1,299,979	2,247,966	2,126,327
Mortgage-backed securities:
U.S. obligation MBS	963	1,090	1,277
GSE MBS	136,091	170,700	252,312
Total trading securities	1,462,049	2,704,777	2,764,918
Held-to-maturity securities:
State or local housing agency obligations	126,105	63,472	69,442
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	57,562	68,977	85,484
GSE MBS	4,441,487	4,974,649	4,509,121
Private-label residential MBS	231,259	315,333	494,631
Home equity loan ABS	774	1,228	1,072
Total held-to-maturity securities	4,857,187	5,423,659	5,159,750
Total securities	6,319,236	8,128,436	7,924,668

Interest-bearing deposits	1,163	1,116	455

Federal funds sold	2,075,000	575,000	850,000

Securities purchased under agreements to resell	1,225,000	—	1,999,288
TOTAL INVESTMENTS	$9,620,399	$8,704,552	$10,774,411

The contractual maturities of our investments are summarized by security type in Table 37 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 37

	12/31/2014
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$25,016	$—	$—	$—	$25,016
GSE debentures	267,511	920,496	111,972	—	1,299,979
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	963	963
GSE MBS	—	—	—	136,091	136,091
Total trading securities	292,527	920,496	111,972	137,054	1,462,049
Yield on trading securities	0.17%	5.20%	3.25%	2.15%
Held-to-maturity securities:
State or local housing agency obligations	—	—	17,920	108,185	126,105
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	23	—	—	57,539	57,562
GSE MBS	—	65,050	1,427,715	2,948,722	4,441,487
Private-label residential MBS	—	20,102	9,632	201,525	231,259
Home equity loans ABS	—	—	—	774	774
Total held-to-maturity securities	23	85,152	1,455,267	3,316,745	4,857,187
Yield on held-to-maturity securities	6.97%	2.34%	1.95%	1.84%

Total securities	292,550	1,005,648	1,567,239	3,453,799	6,319,236
Yield on total securities	0.17%	4.94%	2.04%	1.86%

Interest-bearing deposits	1,163	—	—	—	1,163

Federal funds sold	2,075,000	—	—	—	2,075,000

Securities purchased under agreements to resell	1,225,000	—	—	—	1,225,000
TOTAL INVESTMENTS	$3,593,713	$1,005,648	$1,567,239	$3,453,799	$9,620,399

Securities Ratings – Tables 38 and 39 present the carrying value of our investments by rating as of December 31, 2014 and 2013 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 38

	12/31/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$63	$1,100	$—	$—	$—	$—	$1,163

Federal funds sold[2]	—	—	2,075,000	—	—	—	2,075,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	1,225,000	1,225,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,016	—	—	—	—	25,016
GSE debentures	—	1,299,979	—	—	—	—	1,299,979
State or local housing agency obligations	81,955	30,000	—	14,150	—	—	126,105
Total non-mortgage-backed securities	81,955	1,354,995	—	14,150	—	—	1,451,100
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	58,525	—	—	—	—	58,525
GSE MBS	—	4,577,578	—	—	—	—	4,577,578
Private label residential MBS	—	6,161	6,879	84,013	134,141	65	231,259
Home equity loan ABS	—	—	—	—	534	240	774
Total mortgage-backed securities	—	4,642,264	6,879	84,013	134,675	305	4,868,136

TOTAL INVESTMENTS	$82,018	$5,998,359	$2,081,879	$98,163	$134,675	$1,225,305	$9,620,399

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.3 million at December 31, 2014.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 39

	12/31/2013
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$48	$1,068	$—	$—	$—	$—	$1,116

Federal funds sold[2]	—	375,000	200,000	—	—	—	575,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	260,009	—	—	—	—	260,009
U.S. Treasury obligations	—	25,012	—	—	—	—	25,012
GSE debentures	—	2,247,966	—	—	—	—	2,247,966
State or local housing agency obligations	16,477	30,000	—	16,995	—	—	63,472
Total non-mortgage-backed securities	16,477	2,562,987	—	16,995	—	—	2,596,459
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	70,067	—	—	—	—	70,067
GSE MBS	—	5,145,349	—	—	—	—	5,145,349
Private label residential MBS	2,148	16,053	13,939	125,939	157,174	80	315,333
Home equity loan ABS	—	—	—	—	749	479	1,228
Total mortgage-backed securities	2,148	5,231,469	13,939	125,939	157,923	559	5,531,977

TOTAL INVESTMENTS	$18,673	$8,170,524	$213,939	$142,934	$157,923	$559	$8,704,552

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.2 million at December 31, 2013.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 95 days.

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2014.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 40 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 40

	12/31/2014			12/31/2013
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$24,730	$92,710	$117,440	$50,734	$115,983	$166,717
Alt-A	64,196	67,979	132,175	90,124	82,100	172,224
Total private-label residential MBS	88,926	160,689	249,615	140,858	198,083	338,941
Home equity loan ABS:
Subprime	—	2,707	2,707	—	3,348	3,348
TOTAL	$88,926	$163,396	$252,322	$140,858	$201,431	$342,289

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 41 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 41

12/31/2014
Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$6,174	$—	$—	$6,174
Single-A	6,881	—	—	6,881
Triple-B	84,091	—	2,584	81,507
Double-B	56,689	—	2,252	54,437
Single-B	27,233	3,336	—	23,897
Triple-C	35,151	—	19,697	15,454
Double-C	16,603	3,422	10,086	3,095
Single-D	18,711	204	18,507	—
Unrated	789	—	—	789
TOTAL	$252,322	$6,962	$53,126	$192,234

Amortized cost	$243,807	$6,578	$47,598	$189,631
Gross unrealized losses	(11,324)	(3)	(3,393)	(7,928)
Fair value	235,790	6,723	44,959	184,108

OTTI:
Credit-related OTTI charge taken year-to-date	$520	$31	$386	$103
Non-credit-related OTTI charge taken year-to-date	(516)	(31)	(386)	(99)
TOTAL	$4	$—	$—	$4

Weighted average percentage of fair value to UPB	93.4%	96.6%	84.6%	95.8%
Original weighted average credit support[1]	5.1	3.1	5.9	5.0
Weighted average credit support[1]	11.0	10.2	4.3	12.9
Weighted average collateral delinquency[2]	11.3	15.9	14.1	10.3

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 26 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 94 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

Table 42 presents a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 42

Private-label residential MBS
	Significant Inputs			Current Credit Enhancements
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	14.8%	5.2%	30.5%	12.4%
2005	15.0	7.5	31.8	8.0
2006	16.1	9.3	34.3	10.2
Total Prime	14.9	5.6	30.8	12.1
Alt-A:
2004 and prior	17.2	8.1	32.1	13.7
2005	15.7	12.9	36.5	4.0
Total Alt-A	16.6	9.8	33.7	10.2
TOTAL	15.8%	7.8%	32.3%	11.1%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.0%	5.8%	83.3%	2.2%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the fourth quarter of 2014, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended December 31, 2014 is $291 thousand compared to $77 thousand recorded under the base case scenario.

Deposits: Total deposits decreased 38.1 percent from December 31, 2013 to December 31, 2014, marked most significantly by a decrease in overnight balances and demand deposits. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of five bps on demand deposits and ten bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2015 if demand for loans at member institutions increases, if members continue to deleverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 43 presents the maturities for time deposits in denominations of $250,000 or more by remaining maturity (in thousands):

Table 43

	Remaining Maturity
	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
December 31, 2014	$29,400	$—	$—	$29,400

December 31, 2013	$23,800	$—	$—	$23,800

Table 44 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 44

	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$553,362	0.10%	$792,029	0.10%	$1,275,065	0.10%
Demand deposits	248,423	0.05	219,505	0.05	265,936	0.05

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

Total consolidated obligations increased 11.3 percent from December 31, 2013 to December 31, 2014 and the mix between discount notes and bonds changed over the period. Discount notes increased in both absolute balances and as a percentage of total consolidated obligations. Discount notes increased from 35.2 percent of total outstanding consolidated obligations as of December 31, 2013 to 41.3 percent as of December 31, 2014. Conversely, bonds increased in absolute balances but decreased as a percentage of total consolidated obligations outstanding. Bonds decreased from 64.8 percent of total outstanding consolidated obligations as of December 31, 2013 to 58.7 percent as of December 31, 2014. The increase in discount notes from December 31, 2013 to December 31, 2014 was primarily to fund the increase in short-term advances, predominantly our line of credit product (see this Item 7 - “Financial Condition – Advances”). We also increased our issuance of discount notes during the last quarter of 2014 in anticipation of potential end of year funding disruptions caused primarily by dealer balance sheet constraints.

During 2014, we continued to issue unswapped callable debt with relatively short lockout periods (primarily three months but occasionally up to one year) to fund fixed rate mortgage assets with prepayment characteristics and some fixed rate advances in order to ensure optionality in the liability portfolios used to fund these assets. Over the past several years, but to a much lesser extent in 2014, we have been able to call and replace a significant amount of unswapped callable bonds and maturing non-callable bonds at lower rates. The portfolio refinancing has an impact on portfolio spreads by reducing funding costs over time due to the issuance of new debt at a lower cost. For a discussion on yields and spreads, see Table 12 under this Item 7 - “Results of Operations.” Refinancing debt usually increases costs in the month the calls are initiated due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the newly issued unswapped callable debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the replacement debt (conventionally not exceeding 30 days forward). The issuance of these unswapped callable bonds also had an impact on our interest rate risk profile during 2014 because a substantial amount of the unswapped callable bonds issued had short lockout periods and relatively long terms to maturity, which help protect against the possibility of both faster prepayment speeds (short locks) and slower prepayment speeds (long final maturities) on mortgage assets. For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2015 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

While we had stable access to funding markets during 2014, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

Borrowings with original maturities of one year or less are considered short-term. Table 45 summarizes short-term borrowings (dollar amounts in thousands):

Table 45

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
	2014	2013	2012	2014	2013	2012
Outstanding at end of the period[1]	$14,221,276	$10,890,528	$8,670,442	$2,780,000	$2,400,000	$1,050,000
Weighted average rate at end of the period[2]	0.08%	0.08%	0.12%	0.13%	0.12%	0.19%
Daily average outstanding for the period[1]	$12,157,140	$10,752,950	$9,675,239	$2,721,260	$1,513,699	$975,137
Weighted average rate for the period[2]	0.07%	0.08%	0.09%	0.12%	0.14%	0.20%
Highest outstanding at any month-end[1]	$16,471,814	$12,434,484	$10,705,373	$2,960,000	$2,400,000	$1,075,000

[1]	Par Value

[2]	Computed based on par value and coupon/interest rate

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

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment or a forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements and the uncertainty surrounding the cost associated with clearing intermediated derivatives we have placed an indefinite moratorium on these intermediated derivative transactions. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges). For additional information on how we use derivatives, see Item 1 – “Business – Use of Derivatives.”

The notional amount of total derivatives outstanding decreased by $564.3 million from December 31, 2013 to December 31, 2014 primarily due to decreases in interest rate swaps hedging fixed rate GSE debentures and interest caps hedging adjustable rate MBS, which corresponds to the decline in those investments. For additional information regarding the types of derivative instruments and risks hedged, see Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock declined 22.2 percent from December 31, 2013 to December 31, 2014, primarily due to an increase in repurchases of excess stock and a reduction in the activity-based stock purchase requirement for advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. Beginning May 5, 2014, the activity-based stock purchase requirement for advances was reduced from 5.0 percent to 4.5 percent. Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. In April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock is still in effect. As reflected in Table 47, the amount of excess stock held by members decreased. This decrease is at least partially attributable to: (1) our capital management practices initiated; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests.

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

The increase in retained earnings from December 31, 2013 to December 31, 2014 is attributed to the net income for the year of $106.0 million exceeding the $46.2 million payment of dividends in 2014. Dividends increased $13.2 million for the year ended December 31, 2013 to the year ended December 31, 2014 as a result of the changes to capital management announced in 2013. The Board of Directors also believed that it was appropriate and prudent to continue to grow our retained earnings during periods when our earnings were strong, allowing us to pay an acceptable dividend on our members’ capital stock investments and also build retained earnings. Another factor is the JCE Agreement with the other FHLBanks effective February 28, 2011 that provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 46 as of December 31, 2014 and 2013 (dollar amounts in thousands):

Table 46

	2014		2013
	Count	Amount	Count	Amount
Commercial banks	659	$487,866	671	$661,372
Thrift institutions	32	296,582	32	326,577
Insurance companies	23	121,283	24	183,144
Credit unions	78	68,222	77	81,156
CDFIs	2	88	—	—
Total GAAP capital stock	794	974,041	804	1,252,249
Mandatorily redeemable capital stock	10	4,187	11	4,764
TOTAL REGULATORY CAPITAL STOCK	804	$978,228	815	$1,257,013

Following are highlights from our capital plan:

▪	Two classes of authorized stock - Class A Common Stock and Class B Common Stock;

▪	Both classes have $100 par value and both are defined as common stock;

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

▪
To the extent a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support a member’s activities with us. The activity-based requirements listed below are the current requirements, but are subject to change by our Board of Directors within ranges specified in the capital plan. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:

▪	Advances - 4.5 percent of outstanding advances (range = 4.0 to 6.0 percent);

▪	Letters of credit - 0.0 percent of outstanding letters of credit (range = 0.0 to 1.0 percent);

▪
AMA - 0.0 percent of the principal amount of member’s mortgage loans (range = 0.0 to 6.0 percent), limited to a maximum of 1.5 percent of the member’s total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent); and

▪	Derivatives (interest rate swaps, caps, floors and equity options) - 0.0 percent of the total notional amount (range = 0.0 to 2.0 percent);

▪	Excess stock is calculated daily. We may exchange excess Class B Common Stock for Class A Common Stock, but only if we remain in compliance with our regulatory capital requirements after the exchange;

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

Required Class A Common Stock increased from 16.9 percent of total required stock as of December 31, 2013 to 17.6 percent of total required stock as of December 31, 2014 (see Table 47) as an outcome of the shift in composition resulting from the changes in asset-based and activity-based capital stock requirements in 2013 and 2014. Additionally, because of the change in the composition of our stock between the two classes, as well as the increase in the Class B dividend rate for the fourth quarter of 2014, the weighted average dividend rate increased only slightly in the fourth quarter of 2014 (see Table 48).

Our activity-based stock purchase requirements are consistent with our cooperative structure: members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 47 provides a summary of member capital requirements under our current capital plan as of December 31, 2014 and 2013 (in thousands):

Table 47

Requirement	12/31/2014	12/31/2013
Asset-based (Class A only)	$154,304	$155,282
Activity-based (additional Class B)[1]	723,450	765,590
Total Required Stock[2]	877,754	920,872
Excess Stock (Class A and B)	100,474	336,141
Total Stock[2]	$978,228	$1,257,013
Activity-based Requirements:
Advances[3]	$813,778	$857,562
AMA assets (mortgage loans)[4]	1,978	2,467
Total Activity-based Requirement	815,756	860,029
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	61,998	60,843
Total Required Stock[2]	$877,754	$920,872

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2014 and 2013.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2013 and 2014 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of 0.0 to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 48 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 48

Applicable Rate per Annum	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Class A Common Stock	1.00%	1.00%	1.00%	0.25%
Class B Common Stock	6.00	6.00	5.00	4.00
Weighted Average[1]	5.17	5.15	4.22	2.60
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.10%	0.09%	0.09%	0.07%
Spread to index	(1.00)%	(1.00)%	(1.00)%	(1.00)%
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 49 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 49

Applicable Rate per Annum	12/31/2013	09/30/2013	06/30/2013	03/31/2013
Class A Common Stock	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	3.75	3.50	3.50	3.50
Weighted Average[1]	2.51	2.31	2.48	2.39
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.09%	0.12%	0.14%
Spread to index	(1.00)%	(1.00)%	(1.00)%	(1.00)%
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

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

We expect to continue paying dividends primarily in the form of capital stock in 2015, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2014, 61.4 percent of our capital was capital stock, and 38.6 percent was retained earnings and AOCI. As of December 31, 2013, 69.5 percent of our capital was capital stock, and 30.5 percent was retained earnings and AOCI. We were in compliance with our minimum regulatory capital requirements as of December 31, 2014 as mentioned previously. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we otherwise treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks.

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased from $3.5 billion as of December 31, 2013 to $6.1 billion as of December 31, 2014 as a result of repayments of line of credit products on the last day of the year, the majority of which were re-advanced shortly thereafter. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. Treasury obligations that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures decreased to $1.3 billion in par value as of December 31, 2014 from $2.2 billion in par value as of December 31, 2013, reflecting maturities of these debentures during 2014.

In order to assure that we can take advantage of those sources of liquidity that will affect our leverage capital requirements, we manage our average capital ratio to stay sufficiently above our minimum regulatory and RMP requirements so that we can utilize the excess capital capacity should the need arise. Managing our average capital ratio sufficiently above minimum regulatory and RMP requirements helps ensure our ability to meet the liquidity needs of our members and to increase our ability to repurchase excess stock either: (1) initiated at our discretion to adjust our balance sheet size or manage the amount of excess capital stock; or (2) upon the submission of a redemption request by a member. In 2014, we repurchased $698.8 million of excess Class A Common Stock as part of our capital management practices. This excess capital stock repurchase was generally funded through the issuance of additional discount notes, thus effectively decreasing our capital-to-assets ratio.

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout 2014 (see “Risk Management – Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding increased to 45 days as of December 31, 2014 from 39 days as of December 31, 2013. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account decreased to 2 days as of December 31, 2014 from 7 days as of December 31, 2013 because we only held short-term investments with overnight maturities as of December 31, 2014. As a result of the decrease in the weighted average maturity of these short-term assets, the mismatch of discount notes and our money market investment portfolio increased from 32 days on December 31, 2013 to 43 days on December 31, 2014. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity between discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; (3) general shortage of liquid investments in the market; and (4) the desire not to increase our balance sheet allocation to other investment categories. The balance in our Federal Reserve Bank account was $2.5 billion at December 31, 2014 compared to $1.7 billion at December 31, 2013 primarily due to an influx of cash on the last day of the year and insufficient returns and a general shortage of liquid investments in the market.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

Contractual Obligations: Table 50 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2014 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 50

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$20,159,325	$6,165,800	$5,029,685	$3,257,190	$5,706,650
Operating leases	262	80	125	57	—
Commitments to fund mortgage loans	53,004	53,004	—	—	—
Advance commitments	32,796	—	32,796	—	—
Expected future pension benefit payments	13,560	292	753	1,091	11,424
Mandatorily redeemable capital stock	4,187	4,184	1	2	—
TOTAL	$20,263,134	$6,223,360	$5,063,360	$3,258,340	$5,718,074

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

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. ERM is a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across the FHLBank. It is designed to identify potential events that may affect us, manage risk within our Risk Appetite Statement and provide reasonable assurance regarding the achievement of objectives in the following categories: (1) Strategic - strategic initiatives and objectives that align with our mission, vision, and core values; (2) Operations - effective and efficient use of our resources to achieve basic business objectives, including performance and profitability goals and safeguarding of resources; (3) Reporting - reliability of reporting, including filings with the SEC, interim and condensed financial statements and selected financial data derived from such statements, such as earnings releases reported publicly and other FHLBank financial information posted on our website or provided to the Office of Finance in connection with the FHLBank System Combined Financial Reports; and (4) Compliance - complying with laws and regulations to which we are subject. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

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

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 20 business unit risk assessments were completed in 2014 addressing 123 key processes throughout the FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. The outcomes of these business unit risk assessments are linked to the entity level risk assessment workshop results to ensure consistency between the top down and bottom up approaches and to ensure that no risks are overlooked.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal risk philosophy, risk appetite statement, risk appetite metrics and reviewing the annual and business unit risk assessment reports, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, the Strategic Planning Group, the Market Risk Analysis Committee, the Credit Underwriting Committee, the Operations Risk Committee, the Disclosure Committee, the Technology Committee, and the Asset/Liability Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a quarterly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this quarterly review, we have concluded that the mortgage loans we hold would not be considered subprime.

Table 51 presents the UPB and maximum coverage outstanding with the top five third-party primary mortgage insurers and all others for seriously delinquent loans as of December 31, 2014 (in thousands):

Table 51

Insurance Provider	Credit Rating[1]	Unpaid Principal Balance[2]	Maximum Coverage Outstanding[3]
Mortgage Guaranty Insurance Co.	Double-B	$1,406	$400
Genworth Mortgage Insurance Corp.	Double-B	747	213
United Guaranty Residential Insurance Co.	Triple-B	688	208
Republic Mortgage Insurance Co.	No Rating	517	154
Arch Mortgage Insurance Co.	Triple-B	461	145
All others[4]		13,201	79
TOTAL		$17,020	$1,199

[1]	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of December 31, 2014.

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

[4]	Includes the UPB of all remaining seriously delinquent loans as of December 31, 2014 regardless of whether or not there is third-party PMI.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase, and CMOs securitized by whole loans. Approximately 94 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). All of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 41), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of three securities that experienced immaterial cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in rehabilitation after having previously entered into bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of December 31, 2014.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2014.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there is a default, minus the value of any related collateral posted to satisfy the initial margin (if required) and the variation margin. Our derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a clearing agent and to protect the clearing agent against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. Although the initial margin requirement should decrease over time as the duration and market volatility decrease, it remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.

Tables 52 and 53 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 52

12/31/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Single-A	$3,949,300	$36,459	$29,418	$7,041
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	2,245,492	(38,018)	(40,914)	2,896
Cleared derivatives[1]	3,327,371	(45,146)	(68,046)	22,900
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,522,163	$(46,705)	$(79,542)	$32,837

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Table 53

12/31/2013
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$96,000	$1,459	$—	$1,459
Single-A	5,159,825	33,616	27,669	5,947
Cleared derivatives[1]	1,146,500	6,912	(5,954)	12,866
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	1,217,500	(30,328)	(37,824)	7,496
Cleared derivatives[1]	10,000	(38)	(203)	165
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,629,825	$11,621	$(16,312)	$27,933

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

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

Table 54 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2014 (dollar amounts in thousands):

Table 54

	Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$525,000	1.4%	$1,200,000	3.3%	$1,725,000	4.7%

Derivative assets:
Net exposure at fair value	(18,571)		(14,030)		(32,601)
Cash collateral held	20,762		17,738		38,500
Net exposure after cash collateral	2,191	—	3,708	—	5,899	—

TOTAL	$527,191	1.4%	$1,203,708	3.3%	$1,730,899	4.7%

[1]
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2014 were $1.2 billion (Germany, Norway, Netherlands and United Kingdom).

[2]	Consists solely of overnight Federal funds sold.

Table 55 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2013 (dollar amounts in thousands):

Table 55

	Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$375,000	1.1%	$200,000	0.6%	$575,000	1.7%

Trading securities[3]	—	0.0	150,005	0.4	150,005	0.4

Derivative assets:
Net exposure at fair value	—		13,833		13,833
Cash collateral held	—		(9,668)		(9,668)
Net exposure after cash collateral	—	0.0	4,165	0.0	4,165	0.0

TOTAL	$375,000	1.1%	$354,170	1.0%	$729,170	2.1%
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

Table 56 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2012 (dollar amounts in thousands):

Table 56

	Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$300,000	0.9%	$550,000	1.6%	$850,000	2.5%

Trading securities[3]	125,003	0.4	259,999	0.8	385,002	1.2

Derivative assets:
Net exposure at fair value	—		19,928		19,928
Cash collateral held	—		—		—
Net exposure after cash collateral	—	0.0	19,928	0.0	19,928	0.0

TOTAL	$425,003	1.3%	$829,927	2.4%	$1,254,930	3.7%
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

Finance Agency regulations require us at all times to have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 57 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2014 and 2013 (in thousands):

Table 57

	12/31/2014	12/31/2013
Liquid assets[1]	$4,620,236	$2,288,864
Total qualifying deposits	595,775	961,888
Excess liquid assets over requirement	$4,024,461	$1,326,976

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

Table 58 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated March 10, 2015 (in thousands):

Table 58

03/10/2015
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$2,277,305
Self-liquidating assets with a maturity of 7 days or less	2,414,337
Assets that are generally accepted as collateral in the repurchase agreement market	2,954,256
Irrevocable lines of credit	—
Total Sources	7,645,898
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	146,618
100 percent of Fed Funds Purchased maturing within one week	—
100 percent of consolidated obligations and other borrowings maturing within one week	3,050,176
Less 100 percent of consolidated obligations settling within one week	(62,500)
100 percent of consolidated obligations expected to be called within one week	50,000
100 percent of consolidated obligations amortization within one week	—
Total Uses	3,184,294
EXCESS CONTINGENCY LIQUIDITY	$4,461,604

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

In 2014, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP at all times during 2014.

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

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and Agency securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements at all times during 2014.

We generally maintained stable access to the capital markets throughout 2014. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

If the FHLBank’s or a bilateral derivative counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, a margin call is promptly issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The collateral posted by our bilateral derivative counterparties as of December 31, 2014 and 2013 was in the form of cash. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

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

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2014 and 2013, we were a party to, or participated in, 27 and 26 SBPAs in which our aggregate principal and interest commitments were $1.5 billion and $1.7 billion, respectively.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long run. We manage business risk, in part, through a commitment to strategic planning and by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate those plans. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analysis. The Strategic Business Plan provides a mechanism for the Board of Directors to fulfill its responsibility for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management and facilitated by the Strategic Planning and Development department. We use planning scenarios to develop the Strategic Business Plan and we continue to refine and enhance the scenario planning process each year. We believe this process results in the development of robust and effective future scenarios, thereby enhancing the overall effectiveness of our strategic planning process and the development of risk strategies for each scenario. The Board of Directors plays a key role in the development of the Strategic Business Plan and regularly monitors progress in the achievement of business objectives. Two Board of Directors’ meetings are set aside each year for strategic planning purposes.

Additionally, in September 2013 the Finance Agency issued a final rule on Stress Testing of Regulated Entities, which requires us to conduct annual stress tests to determine whether we have the capital necessary to absorb losses as a result of adverse economic conditions. The rule requires us to assess the potential impact of certain sets of economic and financial conditions, including baseline, adverse and severely adverse scenarios, on our earnings, capital and other related factors, over a nine-quarter forward horizon based on our portfolio as of each September 30, with results submitted to the Finance Agency and the Federal Reserve. A summary of the stress test results for the severely adverse scenario are required to be publicly disclosed between July 15 and July 30 of each year. Our stress test results for the severely adverse scenario were posted to our public website as required under the Finance Agency rule on July 17, 2014.

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. The worst-case scenario includes the effects on us if one or more of our larger members significantly reduces its advance levels or is no longer a member. The total advance growth and distribution for our top five borrowers is monitored on a monthly basis by the Asset/Liability Committee. See Table 25 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

Business risk also includes political, reputation, and regulatory risk. Congress occasionally considers legislation that could have an impact on the housing GSEs, including the FHLBanks. It is possible that Congress will introduce legislation that will impact relevant statutes. Legislation has the power to impact our cost of funds and our cost of doing business. It could also limit or expand existing authorities or change the competitive balance among the FHLBanks and other housing GSEs. Consequently, we seek to positively influence legislative outcomes; support, oppose, or comment upon regulatory proposals; and we continually educate all relevant stakeholders about our positive impact on the communities we serve. To manage these types of business risks, we maintain a Government Relations Officer position and work with lobbying firms in Washington, D.C. Additionally, we partner with our Washington, D.C.-based trade association, the Council of FHLBanks, to ensure that the FHLBank System's common legislative and regulatory interests are served. More specifically, we promote the enactment of laws and regulations that are beneficial to the FHLBanks, and we oppose detrimental laws and regulations. We also work to enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staff, Executive departments, regulators, trade associations, and the financial media. We annually prepare a detailed Congressional Outreach Plan in an effort to focus attention on our legislative and regulatory priorities.

Joint and Several Liability - Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 10 of the Notes to Financial Statements under Item 8 for additional information regarding the FHLBank’s joint and several liability.

The FHLBank of Seattle continues to address the requirements of the Consent Order issued by the Finance Agency, effective November 22, 2013 (collectively, with related understandings with the Finance Agency, the Amended Consent Arrangement), which superseded the previous Consent Order and related understandings (2010 Consent Arrangement) put in place in October 2010. In addition to continued compliance with the terms of the plans and policies implemented and adopted to address the 2010 Consent Arrangement, the Amended Consent Arrangement requires: (1) development and implementation of a plan acceptable to the Finance Agency to increase advances and other core mission assets as a percentage of consolidated obligations; (2) Board of Director monitoring for compliance with the terms of such plans and policies; and (3) continued non-objection from the Finance Agency prior to repurchasing or redeeming any excess capital stock or paying dividends on capital stock. The FHLBanks of Des Moines and Seattle reported that the Finance Agency has agreed to lift the Amended Consent Order in connection with the closing of the merger between FHLBank of Seattle and FHLBank of Des Moines.

We have concluded that the above-mentioned actions do not materially increase the risk to us under our joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of FHLBank of Seattle. Pursuant to the Finance Agency’s final rule on Information Sharing Among FHLBanks, the Finance Agency makes available to each FHLBank information relating to the financial condition of all other FHLBanks, including information regarding liquidity, membership and unsecured credit exposure, as well as the information contained in the “Summary and Conclusions” portion of each FHLBank’s final report of examination. See “Business – Legislative and Regulatory Developments” under Item 1 for further information. While supervisory orders and agreements are sometimes publicly announced, and we may receive certain information from the Finance Agency regarding other FHLBanks, we cannot provide assurance that we have been informed or will be informed of regulatory actions taken at, or the financial condition of, other FHLBanks that may impact our risk.

Operations Risk Management: Operations risk is the risk of unexpected loss resulting from human error, fraud, unenforceability of legal contracts, or deficiencies in internal controls and procedures. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events. A number of strategies are used to mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures - Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, develop, promote, and retain the best employees by offering a fair and competitive compensation package and by providing a comfortable, secure and professional work environment in a cost effective manner. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an Internal Control Policy which, in addition to defining internal control and describing the five interrelated components of the FHLBank’s internal control framework, outlines the objectives and principles for our internal controls, establishes and delineates business unit managers’ responsibilities for maintaining internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the Internal Control Policy, that addresses the efficiency and effectiveness of our activities, the safeguarding of our assets, and the reliability, completeness and timely reporting of financial and management information to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions and Information Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated future projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) cyber security threats and other information security risks are identified, monitored, and appropriately addressed.

Man-made or Natural Disasters - Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer equipment, information, supplies, and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted at the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated weekly through our human resource information system. We also have a reciprocal back-up agreement in place with FHLBank of Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank of Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank of Boston’s members. We complete an annual test of this agreement with FHLBank of Boston to ensure the process and related systems are functioning properly. Furthermore, we maintain contingency wire transfer capabilities with the Federal Reserve Bank and a funds transfer contingency agreement with FHLBank of Seattle that authorizes either FHLBank to process wire transfers for the other during a contingency situation. This agreement is periodically tested to ensure either FHLBank could process wires for the other FHLBank upon request, subject to the other FHLBank’s availability of funds after it meets all of its obligations and advance demands. With the potential merger of FHLBank of Seattle and FHLBank of Des Moines, we are in the process of identifying an alternate FHLBank and entering into a new funds transfer contingency agreement with that FHLBank

Internal or External Fraud - Our Anti-Fraud Policy, which includes our Whistleblower Procedures, along with our Anti-Money Laundering Policy, forms the foundation of our Fraud Awareness Program. Our Fraud Awareness Program establishes our methodology and framework for preventing, detecting, deterring, reporting, remediating, and punishing money laundering or fraud activities, dishonest activity, and violations of the Code of Ethics and other fraudulent activity that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations, or violations of the Commodity Exchange Act and relevant implementing regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. We are committed to achieving compliance with all applicable securities laws and regulations, the Commodity Exchange Act and relevant implementing regulations, accounting standards, accounting controls and audit practices. Decisions to prosecute or refer fraud investigation results to the appropriate law enforcement and/or regulatory agencies for independent investigation shall be made in conjunction with legal counsel and appropriate senior management, as will final decisions on disposition of the case.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Item 8 – Financial Statements – “Financial Statements and Supplementary Data” for a discussion of recently issued accounting standards.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management
We measure interest rate risk exposure by various methods, including the calculation of DOE and MVE in different interest rate scenarios.

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. In essence, DOE indicates the sensitivity of theoretical MVE to changes in interest rates. However, MVE should not be considered indicative of our market value as a going concern or our value in a liquidation scenario. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives. A positive DOE generally indicates a degree of interest rate risk exposure in a rising interest rate environment. A negative DOE indicates a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates. That is, if we have a DOE of 3.0, a 100 basis point (one percent) increase in interest rates would cause our MVE to decline by approximately three percent whereas a 100 basis point decrease in interest rates would cause our MVE to increase by approximately three percent. It should be noted that a decline in MVE does not necessarily translate directly into a decline in near-term income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of our market value to changes in interest rates provides a measure of the interest rate risk we take.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the range established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2014. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

We typically maintain DOE within the above ranges through management of the durations of our assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in our balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that management and the Board of Directors consider prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. As set forth in our Risk Appetite Metrics approved by the Board of Directors, we typically manage our DOE in the current base scenario to remain in the range of ±2.5 and in the ±200 basis point interest rate shock scenarios to remain in the range of ±4.0. When DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if our DOE has become more positive than desired due to variable rate MBS that have reached interest rate cap limits, we may purchase interest rate caps that have the effect of removing those MBS cap limits. We would be short caps in the MBS investments and long caps in the offsetting derivative positions, thus reducing our DOE. Further, if an increase in our DOE were due to the extension of mortgage loans, MBS or new advances to members, the more appropriate action would be to add new long-term liabilities, whether callable or non-callable, to the balance sheet to offset the lengthening asset position.
Table 60 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 60

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2014	1.8	-0.9	1.8
09/30/2014	1.3	-0.7	1.4
06/30/2014	2.3	-0.2	1.3
03/31/2014	2.7	0.1	0.4
12/31/2013	2.1	-0.2	0.3
09/30/2013	2.0	-1.8	-0.9
06/30/2013	2.1	-1.8	-1.0
03/31/2013	1.2	-0.1	-0.4

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2014 decreased in the base and up 200 basis point interest rate shock scenarios (became more negative in the base scenario) and increased in the down 200 basis point shock scenario from December 31, 2013. The primary factors contributing to these net changes in duration during the period were: (1) the significant decline of interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period, including increasing prepayment projections based on the decline in interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the issuance of discount notes funding the growth in short-term advances.

The significant decline in longer-term interest rates (maturities five years and beyond), as well as the rather significant flattening of the yield curve (increase in interest rates on one to four year maturities), during 2014 generally resulted in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general decrease in long-term interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative rise in refinancing incentive for borrowers, especially as the historically low interest rate environment continues to provide refinancing opportunities for qualifying borrowers with higher rate mortgage loans.

The fixed rate mortgage loan portfolio increased slightly in net outstanding balance, yet the portfolio actually decreased slightly as an overall percentage of total assets as the balance sheet expanded, decreasing from 17.5 percent of total assets as of December 31, 2013 to 16.9 percent as of December 31, 2014. Even with this slight weighting decrease, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. For example, as the absolute unpaid balance of the mortgage loan portfolio increased during 2014 and became a smaller percentage of assets, the actual market value of the portfolio increased further in response to the decline in interest rates and became a larger percentage of the overall market value of our assets. This increase in market value is expected behavior since fixed rate portfolios exhibit price rises as interest rates decline and reflects the traditional inverse price to yield relationship. In addition, since the mortgage loan portfolio continues to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when our advance balances increase, our mortgage loan portfolio effectively decreases as a proportion of our total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a somewhat smaller contribution impact to the overall DOE since DOE is a market value weighted measurement. However, with the absolute growth in the mortgage loan portfolio during the period, and with the associated long-term interest rate decline, the mortgage loan portfolio actually increased slightly as a percentage of the market value of the net balance sheet, causing the DOE profile to be further impacted by our mortgage loan duration profile.

Further, with the decline in rates increasing projected prepayments and shortening the overall duration profile for our mortgage loan portfolio, the absolute impact to our DOE was a net decrease since the weighting and the absolute duration profile of the portfolio remains a sizable asset category as mentioned previously. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our market risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New mortgage loans were continually added to the mortgage loan portfolio to replace mortgage loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our established risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, a continued calling and reissuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) favorably positioned us as the interest rate environment declined throughout 2014 and remained at historically low levels at the end of 2014. The call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal.

As discussed above, as long-term interest rates decreased substantially during the period and as we continued to experience prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to refinance our liabilities throughout 2014. The decrease in long-term interest rates during 2014 also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten. This liability shortening is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates in certain shock scenarios. In addition, issuance of discount notes was sustained, and increased during 2014, to provide adequate liquidity sources to appropriately address customer advance and capital stock activity. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance of callable bonds in relation to the mortgage portfolios is discussed in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE decrease in the base and up 200 basis point interest rate shock scenarios.

In addition, we purchased $341.9 million of Agency and variable rate MBS/CMOs, including Agency-guaranteed MBS, throughout the year as allowable according to Finance Agency regulations, along with $35.0 million of interest rate caps. Some of the variable rate Agency MBS purchases were with and some were without embedded interest rate caps. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio. The relationship of the variable rate Agency MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well.

We generally purchase interest rate caps to offset the impact of embedded caps in variable rate Agency MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within our established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased interest rate caps, but also the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the adjustable rate MBS/CMOs.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price generally increases at a slower pace as interest rates decline. When an instrument’s convexity profile approaches zero, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile moves further from zero, the duration profile is steepening and is changing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. Additionally, all of our mortgage loans are fixed rate, so they have negative convexity only as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity (interest rate caps) and callable liabilities that have negative convexity (unswapped callable bonds), which offset some or all of the negative convexity risk in our assets. With the changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve, which all make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of our balance sheet and of DOE. The net DOE increase in the down 200 basis point interest rate shock scenario during the period is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2014, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.6 month and -0.2 months for December 31, 2014 and 2013, respectively. Again, as discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the declining interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed previously. Interest rate swaps increase the flexibility of our funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. Finance Agency regulation prohibits the speculative use of derivatives, and we do not engage in derivatives trading for short-term profit. Because we do not engage in the speculative use of derivatives through trading or other activities, the primary risk posed by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force us to replace the derivative at market price (see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management – Credit Risk Management” for additional information).

As discussed earlier, the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time is our primary strategy for and means of managing the interest rate risk for these assets. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics, on average, are frequently issued. The duration of callable bonds shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We may also use purchased interest rate caps, floors and swaptions to manage the duration of our assets and liabilities. For example, in order to manage our interest-rate risk in rising interest rate environments, we may purchase out-of-the-money interest rate caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. We may also purchase receive-fixed or pay-fixed swaptions (options to enter into receive-fixed rate or pay-fixed rate interest rate swaps) to manage our overall DOE in falling or rising interest rate environments, respectively. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 61 presents MVE as a percent of TRCS. As of December 31, 2014, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital. The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our activity-based capital stock requirements for: (1) AMA from 2.0 percent to zero during the third quarter of 2013; and (2) advances from 5.0 percent to 4.5 percent during the second quarter of 2014. After each of these changes, we exercised significant repurchases of excess capital stock and began purchasing excess capital stock on a monthly basis after the 2014 change. Each of these changes coupled with the excess capital stock repurchase inherently increased our ratio of MVE to TRCS as the capital level declined. However, during the third quarter of 2014, as advance balances increased and the associated capital levels increased in response, the ratio declined since the new advances were primarily short-term with market values at or near par. The impact of the changing capital levels continues to be a significant contributor of the recent changes in the ratios in all interest rate scenarios in the table below. The increase in the ratios from March 31, 2014 to June 30, 2014 was attributable primarily to a decrease in capital stock from the reduction in the advance activity based stock requirement combined with the purchase of excess capital stock. The decrease in the ratios from June 30, 2014 to September 30, 2014 was attributable primarily to an increase in capital stock due to our advance growth during the third quarter and the related capital stock purchase requirement. As members repaid advances late in the fourth quarter of 2014, there was a decrease in required capital stock due to the decrease in advances, which, along with the repurchase of excess capital stock, resulted in an increase in MVE/TRCS ratios in all scenarios at December 31, 2014.

Table 61

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2014	196	196	202
09/30/2014	181	180	188
06/30/2014	200	199	210
03/31/2014	166	171	178
12/31/2013	165	169	172
09/30/2013	163	165	162
06/30/2013	156	158	155
03/31/2013	161	157	158

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

Tables 62 and 63 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 62

12/31/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,364,464	$(84,174)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(393)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,584,242	(92,887)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	187,000	(956)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	32,796	(662)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(82,875)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,044,800	9,948
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	53,004	138
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,166,000	73,628
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,430,000	7,501
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	122,000	(1,878)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,830,000	(10,216)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,455,000	770
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$18,353,126	$(182,056)

Table 63

12/31/2013
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,268,989	$(113,832)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	1,660
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,683,242	(137,562)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	247,000	(2,648)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	6,000	120
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,061,820	(115,098)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,511,800	40,861
Fixed rate private-label MBS/ABS	Interest rate floor	Limit DOE risk from MBS/ABS prepayments in a declining interest rate environment	Economic Hedge	50,000	499
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	65,620	(265)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,286,000	104,904
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	655,000	3,251
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(4,900)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,220,000	(73,705)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,630,000	(808)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	66,000	—
TOTAL				$18,917,471	$(297,523)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-69 of this Form 10‑K.

Audited Financial Statements

Tables 64 and 65 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2014 and 2013 (in thousands):

Table 64

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$109,438	$107,035	$105,967	$105,861
Interest expense	51,638	50,463	49,668	51,367
Net interest income	57,800	56,572	56,299	54,494
Provision (reversal) for credit losses on mortgage loans	117	82	(2,109)	295
Net interest income after mortgage loan loss provision	57,683	56,490	58,408	54,199
Other non-interest income (loss)	(15,219)	(10,805)	(13,153)	(16,673)
Other non-interest expense	12,981	13,880	13,498	12,784
Assessments	2,950	3,181	3,177	2,475
NET INCOME	$26,533	$28,624	$28,580	$22,267

Table 65

	2013
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$110,726	$109,136	$110,429	$112,774
Interest expense	51,601	54,590	58,411	60,690
Net interest income	59,125	54,546	52,018	52,084
Provision (reversal) for credit losses on mortgage loans	(135)	530	(416)	1,947
Net interest income after mortgage loan loss provision	59,260	54,016	52,434	50,137
Other non-interest income (loss)	(3,239)	(9,831)	(7,274)	(10,474)
Other non-interest expense	14,934	12,430	13,123	12,275
Assessments	4,109	3,176	3,204	2,740
NET INCOME	$36,978	$28,579	$28,833	$24,648
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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of December 31, 2014. In performing this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.

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

Item 9B: Other Information

None.

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 66 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 66

Executive Officer	Age	Position Held
Andrew J. Jetter	59	President/Chief Executive Officer
David S. Fisher	59	SEVP/Chief Operating Officer
Mark E. Yardley	59	EVP/Chief Risk Officer
Sonia R. Betsworth	53	SVP/Chief Credit Officer
Denise L. Cauthon	51	SVP/Chief Accounting Officer
Patrick C. Doran	53	SVP/General Counsel/Corporate Secretary
Dan J. Hess	49	SVP/Chief Business Officer
Thomas E. Millburn	44	SVP/Chief Internal Audit Officer
William W. Osborn	49	SVP/Chief Financial Officer
Joe B. Edwards	58	SVP/Chief Information Officer
Terence C. Wise	62	SVP/Director of Strategic Planning and Development

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

Sonia R. Betsworth became Senior Vice President and Chief Credit Officer in March 2013. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined the FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

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

Dan J. Hess became Senior Vice President and Chief Business Officer in March 2013. Mr. Hess previously served as Senior Vice President, Director of Member Products from July 2009 to March 2013; First Vice President, Director of Sales from April 2002 to May 2009; and Senior Vice President, Director of Sales from May 2009 to July 2009. Mr. Hess joined the FHLBank in 1995 as a Correspondent Banking Account Manager for Kansas. He was promoted to Lending Officer in 1997, to Assistant Vice President and Lending Manager in 1999, and to Vice President in 2000.

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

William W. Osborn became Senior Vice President and CFO in June 2010. Mr. Osborn joined the FHLBank in May 2006 as Director of Product, Profitability and Pricing. He was promoted to Director of Banking Strategies in January 2008, to First Vice President in April 2008 and to Senior Vice President in April 2009.

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

Terence C. Wise became Senior Vice President, Director of Strategic Planning and Development in March 2013. He served as First Vice President, Director of Strategic Planning and Development from October 2011 through February 2013. Prior to joining the FHLBank in July 2011 as Director of Strategic Planning and Development, Mr. Wise was Senior Vice President - Finance and Treasurer for Affirmative Insurance Holdings, a distributor and producer of non-standard personal automobile insurance policies and related products and services located in Burr Ridge, Illinois, from July 2008 to January 2011.

Directors
As of the date of this annual report on Form 10-K, we have 17 directors, 10 of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and seven of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act).

On November 6, 2014, we declared elected Milroy A. Alexander and Robert E. Caldwell, II as independent directors, Jane C. Knight as a public interest independent director, Harley D. Bergmeyer as a member director from the state of Nebraska, and Douglas E. Tippens as a member director from the state of Oklahoma, as reported in our current report on Form 8-K filed with the SEC on November 6, 2014. Additionally, on September 19, 2014, we announced that Mark W. Schifferdecker was deemed elected as a member director from the state of Kansas as reported on our current report on Form 8-K filed with the SEC on that date. Jane C. Knight. Robert E. Caldwell, Harley D. Bergmeyer, Douglas E. Tippens and Mark W. Schifferdecker will serve four-year terms commencing as of January 1, 2015 and expiring on December 31, 2018. Milroy A. Alexander will serve a two-year term commencing as of January 1, 2015 and expiring on December 31, 2016.

The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Finance Agency, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. The most recent designation from the Finance Agency resulted in an increase in the size of our board, from 15 directors in 2014, to 17 directors in 2015, 10 of whom are to be member directors and 7 of whom are independent directors. Under the Finance Agency regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

Table 67 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 67

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Milroy A. Alexander	65	Independent	January 2015	December 2016	(a), (e)
Harley D. Bergmeyer	73	Member	January 2011	December 2018	(b), (e)
Robert E. Caldwell, II	44	Independent	January 2004	December 2018	(b), (c) Vice Chair, (e) Chair, (f)
G. Bridger Cox	62	Member	January 2011	December 2015	(b), (c) Chair
James R. Hamby	63	Member	January 2007	December 2017	(a), (c), (f) Chair
Thomas E. Henning	62	Independent	April 2007	December 2015	(a), (b), (c), (d) Chair
Andrew C. Hove, Jr.	80	Independent	April 2007	December 2017	(a), (e), (f)
Michael B. Jacobson	61	Member	January 2012	December 2015	(a), (e)
Jane C. Knight	71	Independent	January 2004	December 2018	(d), (e)
Richard S. Masinton	73	Independent	April 2007	December 2017	(b) Chair, (c), (d)
Neil F. M. McKay	74	Independent	April 2007	December 2016	(a), (f)
L. Kent Needham	61	Member	January 2013	December 2016	(d), (e)
Mark J. O’Connor	50	Member	May 2011	December 2017	(b), (d), (f)
Thomas H. Olson, Jr.	49	Member	January 2013	December 2016	(a), (f)
Mark W. Schifferdecker	50	Member	January 2011	December 2018	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	65	Member	January 2007	December 2015	(d), (e), (f)
Douglas E. Tippens	61	Member	January 2015	December 2018	(d), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 17 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver housing and neighborhood redevelopment department. He also served his second and third terms as a director of the Municipal Securities Rulemaking Board from October 2010 through September 2012 and May 2013 through September 2013. He is a trustee of Rose Community Foundation and board chair of the Lowry Redevelopment Authority. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The Board of Directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 20 years of service at a state housing finance agency, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 10 years as an auditor with Touche Ross & Co., his past service on the audit committees of many organizations and his ability to provide the Board of Directors with racial diversity, when making his nomination.

Harley D. Bergmeyer has been Chairman of First State Bank, Wilber, Nebraska, since 2007, and has also served as a director of the Bank of Bennington, Bennington, Nebraska, since 2013. Mr. Bergmeyer previously served as Chairman of the Bank of Yutan, Yutan, Nebraska, from 2004 through 2007. From 1977 through 2000, Mr. Bergmeyer served as President, Chairman & CEO of Saline State Bank, Wilber, Nebraska, and continued to serve as Chairman of Saline State Bank through 2007. Although the Board of Directors did not participate in Mr. Bergmeyer’s nomination since he is a member director, Mr. Bergmeyer possesses over 45 years of commercial and agricultural banking management experience, and prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Bergmeyer served as a member director of the FHLBank from January 2003 through December 2006.

Robert E. Caldwell, II is the Vice Chairman of our Board of Directors. Mr. Caldwell has been Director of Corporate Development for Nebco, Inc., a supplier of materials to the construction industry to construct buildings, streets and highways, since August 2014. Prior to his service at Nebco, Inc., Mr. Caldwell was the President and COO of WRK Real Estate, LLC, a real estate management and development company, since January 2014. Mr. Caldwell previously served as President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, from 2006 through 2013. Prior to 2006, he served as General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese public company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination.

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

Andrew C. Hove, Jr., now retired, previously served as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation from 1991 to 2001, and prior to that he served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska. Mr. Hove currently serves on the boards of directors of NeighborWorks Lincoln, and Great Western Bank, Sioux Falls, South Dakota. Mr. Hove also previously served on the board of directors of Sovereign Bank, Wyomissing, Pennsylvania, a public company, until 2009. The Board of Directors considered Mr. Hove’s qualifications, skills and attributes, including his experience as Chairman and CEO of a community bank, his experience as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation, his activities and affiliation with NeighborWorks Lincoln, and his prior service as an FHLBank director, when making his nomination.

Michael B. Jacobson has been Chairman, President and CEO of NebraskaLand National Bank, North Platte, Nebraska, since 1998. Although the Board of Directors did not participate in Mr. Jacobson’s nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and has over 40 years of banking experience, including more than 21 years as the CEO of a bank, that assists in his service as a director.

Jane C. Knight, now retired, served as Vice President of Site-based Strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues. The Board of Directors considered Ms. Knight’s qualifications, skills and attributes, including her prior management skills, including her service as Director of the Kansas Governor’s regional office, her experience with housing issues through the Governor’s office and Habitat for Humanity, her experience with not-for-profit organizations, her ability to provide the Board of Directors with gender diversity, and her prior service as an FHLBank director, when making her nomination.

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

L. Kent Needham has served as Chairman, President and CEO of The First Security Bank, Overbrook, Kansas, since 2007. Although the Board of Directors did not participate in Mr. Needham’s nomination since he is a member director, Mr. Needham possesses an MBA, is a graduate of the Colorado Graduate School of Banking, and has over 38 years of banking experience, including more than 20 years as CEO, that assists in his service as a director.

Mark J. O’Connor currently serves as a Senior Vice President of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 26 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the Director of Investments and Chairs the ALCO Committee of a large bank holding company and has over 12 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and sits on its Investment Committee. He has experience on the board, including service as chairman, of a state housing finance authority, and his prior experience as an FHLBank director assists in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Julesburg, Colorado, since 1998. Mr. Olson is currently also the Chairman of Points West Community Bank, Julesburg, Colorado, a director and the Chairman of the Independent Bankers of Colorado, Chairman of Points West Community Bank, Sidney, Nebraska, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Chairman of Fullerton National Bank, Chairman of Woodstock Land and Cattle, Director of Rush Creek Land and Livestock, and Director of Gateway Medical Foundation. Although the Board of Directors did not participate in Mr. Olson’s nomination since he is a member director, Mr. Olson possesses a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 21 years of banking experience, including more than 16 years as CEO, that assists in his service as a director.

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

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and served as President, CEO until his retirement in February 2015 but remains as a director. Although the Board of Directors did not participate in Mr. Schriefer’s nomination since he is a member director, Mr. Schriefer possesses 40 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assists in his service as a director.

Douglas E. Tippens has been President and CEO of Bank of Commerce, Yukon, Oklahoma, since 2006, and has served on the board of directors of Bank of Commerce, Chelsea, Oklahoma, since 2013. Although the Board of Directors did not participate in Mr. Tippens’ nomination since he is a member director, Mr. Tippens possesses a B.S. in agriculture economics, an MBA, is a graduate of the Graduate School of Banking at the University of Wisconsin, has more than 35 years of banking experience, including nine years as president and CEO, and served on the board of directors of the Federal Reserve Bank of Kansas City, Oklahoma City Branch, that assists in his service as a director.

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

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chairman), Milroy A. Alexander, James R. Hamby, Thomas E. Henning, Andrew C. Hove, Jr., Michael B. Jacobson, Neil F.M. McKay and Thomas H. Olson, Jr.

The Board of Directors has determined that each of Neil F.M. McKay and Mark W. Schifferdecker is an “audit committee financial expert” as that term is defined under SEC regulations. Mr. McKay and Mr. Schifferdecker are “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our Board of Directors.

The Compensation Committee Report is included following the Compensation Discussion and Analysis in Item 11 - “Executive Compensation.”

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

We continued to achieve our mission in 2014 as evidenced by our outstanding results. We met or exceeded all of our short-term objectives and continued our strong performance against our long-term objectives as well. These objectives were designed to drive our performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2014 were comprised of the President and CEO, the Senior Executive Vice President and COO, the Executive Vice President and CRO, the Senior Vice President and General Counsel, and the Senior Vice President and CAO (the Named Executive Officers). In determining the appropriate total compensation package for our Named Executive Officers, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2014, we demonstrated the value of our executive compensation philosophy by providing competitive compensation opportunities for our Named Executive Officers based on thoughtful adjustments to base salary and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives along with deferred incentive awards which promote the achievement of short- and long-term objectives.

The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall success.

Framework for Compensation Decisions: The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2014 included:

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

Elements of Executive Compensation in 2014: To implement our compensation objectives, the elements of our 2014 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) award opportunities under our Transitional Long-Term Incentive Plan (TLTIP); (4) retirement and other benefits; and (5) limited perquisites.

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our compensation practices and the FHLBank’s performance in the previous year, as well as projections for future years and other factors.

Annual and Deferred Cash Incentive Awards - Effective January 1, 2012, we adopted the EICP as a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives during the performance periods. The EICP establishes two performance periods: (1) a Base Performance Period aligned with the calendar year; and (2) a Deferral Performance Period (or the long-term performance period), which is a three-year period commencing the calendar year following the Base Performance Period. Named Executive Officers may earn an annual cash incentive during a Base Performance Period and a deferred cash incentive during a Deferral Performance Period. For each Base Performance Period, the Board will establish a Total Base Opportunity for Named Executive Officers. The Total Base Opportunity is equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period, and is composed of the cash incentive and the deferred incentive. The EICP effectively combines our previous Executive Short Term Incentive Plan (ESTIP) and Long Term Incentive Plan (LTIP). A detailed discussion related to the analysis undertaken in establishing the performance goals for the EICP is provided below under “Establishment of Performance Goals for Incentive Award Opportunities in 2014.”

Long Term Cash Incentive Awards - While the EICP long-term deferral component provides incentive awards for achievement of performance indicated through 2017, our Named Executive Officers were eligible as of December 31, 2014 for award opportunities based on the achievement of strategic goals over the three-year performance period of 2012-2014 under our TLTIP.

The TLTIP was adopted to transition to the newly adopted EICP during the three‑year period commencing January 1, 2012 and ending December 31, 2014. Cash incentive awards under the TLTIP were tied to measures comparing our long‑term growth, profitability and expense control to that of our peers across the FHLBank system. These measures were directly related to long‑term strategic objectives during this three-year period for carrying out our mission. The EICP will provide deferred incentive opportunities to eligible employees for all future periods.

Retirement and Other Benefits - We maintain a comprehensive retirement program for our eligible employees comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax‑qualified multiple-employer defined-benefit plan (DB Plan); and (2) the Pentegra Financial Institutions Thrift Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of the FHLBank (DC Plan).

In 2014, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer. Employees hired after January 1, 2009 are not eligible to participate in the DB Plan. However, because each of our Named Executive Officers was hired prior to January 1, 2009, each remains eligible to participate in the DB Plan.

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

As of December 31, 2014, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 79 under the column titled “Aggregate Balance at Last FYE.”

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

Perquisites - The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2014 are the personal use of an FHLBank-owned automobile for the President and limited spousal travel for Named Executive Officers.

Categorical types of perquisites provided to the Named Executive Officers in 2014 are presented and detailed in the All Other Compensation Table (see Table 76 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Analysis of Compensation Decisions in 2014: For 2014, the Compensation Committee again determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that the Compensation Committee defined as our peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail below under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2014 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

The Compensation Committee also considered guidance and communications from its regulator, the Finance Agency, in determining total compensation for the Named Executive Officers as more specifically addressed below under “Finance Agency Oversight.”

Use of Benchmarks - We believe a key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we must compete for executive talent. We have historically recruited nationally in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain our Named Executive Officers, the Board of Directors (and/or Compensation Committee) has periodically retained compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used such survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

In 2014, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan). The Compensation Committee looked primarily to McLagan’s FHLBank Custom Compensation Survey and available pay data; and secondarily to a subset of McLagan’s proprietary survey database for financial services institutions. Based on advice of McLagan, the Compensation Committee selected a subset of survey data within McLagan’s proprietary survey database to reflect information about a more narrow survey group of comparator financial services institutions.

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

Consideration of Individual Performance - As an additional factor, the individual performance of each Named Executive Officer is considered by the Compensation Committee and by the CEO in determining whether it is appropriate to increase annual base salaries of our Named Executive Officers based on a subjective determination of the perceived contribution of each Named Executive Officer.

Consideration of Internal Pay Equity - A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our Named Executive Officers is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at the FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of peer group survey compensation information. While comparisons to compensation levels of executive positions within our peer groups are the primary basis used to assess the overall competitiveness of our compensation program, we also believe that our executive compensation practices should be internally consistent and equitable.

In 2014, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, the perceived performance of each Named Executive Officer and other factors as described above, including the performance of the FHLBank. As a result of the Compensation Committee’s consideration of these factors, the Compensation Committee recommended and the Board approved an increase to our CEO’s base salary of three percent from his prior salary. For the same reasons, the Compensation Committee determined to increase the base salaries for the remaining Named Executive Officers (COO, CRO, General Counsel and CAO) by three percent. These increases were generally consistent with increases of approximately three percent received by most of our other employees’ base salaries for 2014 due to the financial performance of the FHLBank and individual performance. All recommended salary increases were effective April 1, 2014, subject to review by the Finance Agency.

Establishment of Performance Goals for Incentive Award Opportunities in 2014: We believe that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial and operational goals that promote our mission. Thus, motivating our Named Executive Officers to accomplish business and financial short- and long-term goals that promote a high level of performance for our members is a key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results.

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are distributed only in accordance with such achievement. In 2014, we achieved this compensation objective through attainment of objectives under our EICP and attainment of long-term objectives over the three-year performance period of our TLTIP that began in 2012.

EICP - Beginning in the fourth quarter of 2013, goal metrics, metric performance ranges and metric weights for award opportunities under the 2014 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management appropriately aligned the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed performance objectives, as appropriate, for 2014 before submitting the objectives to the Board of Directors for approval in December 2013.

For the Base Performance Period of January 1, 2014 to December 31, 2014, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event the FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferred Performance Period, which is the three-year period from January 1, 2015 to December 31, 2017, over which the FHLBank’s performance is measured based on specific parameters. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the Finance Agency.

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

Table 68

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	40.0%	80.0%	120.0%
COO	32.5	65.0	97.5
CRO, General Counsel and CAO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2014 are described in Table 69:

Table 69

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Regulatory Total Capital[1]	The spread between (a) adjusted net income divided by daily average regulatory total capital and (b) the average daily Overnight Federal funds effective rate.
Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric which exceeds the cost of the required return on capital.
Retained Earnings	The dollar amount of GAAP retained earnings as of 12/31/2014.
Core Mission Assets (CMA) Ratio	Core Mission Assets Ratio is defined as daily advances divided by daily consolidated obligations.
Risk Management - Market, Credit and Liquidity Risks
Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit, and liquidity risks.

Risk Management - Compliance, Business and Operations Risks
Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are compliance, business and operations risks.

[1]
As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income” and “adjusted ROE,” non-GAAP financial measures defined in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale and gain/loss on securities. For measuring our EICP performance, we further adjust for other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, amortization of derivative option costs and amortization/accretion of premium/discount on unswapped MBS classified as trading. This resulting EICP adjusted income, also a non-GAAP financial measure of income, is used to compute an EICP adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as EICP adjusted ROE spread.

The profit-oriented objectives of “Adjusted Return Spread on Regulatory Total Capital” and “Net Income after Capital Charge” (non-GAAP financial measures) were based on: (1) the belief that profitability is critical to the long-term viability of the organization; and (2) the understanding that the holders of Class B Common Stock represent the members constituting the primary users of our products and services. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, operations, market, credit, liquidity and compliance risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. The “Retained Earnings” objective reflects our desire to ensure we operate from a position of capital strength and take appropriate steps to protect our members from the potential impairment of the par value of our capital stock. Finally, the performance objective for “Core Mission Assets (CMA) Ratio” establishes benchmark ratios for our advances to structure our balance sheet with a focus on providing liquidity to our members.

Award levels were set at threshold, target and optimum percentages of annual base salary. Table 70 sets forth the specific annual goal performance ranges and the actual achievement levels for each of our Total Base Opportunity Goal Metrics in 2014:

Table 70

Total Base Opportunity Goal Metrics		Annual Performance Range
Adjusted Return Spread on Regulatory Total Capital	Threshold	4.73%
	Target	6.02%
	Optimum	7.30%
	Achievement	6.42%
Net Income after Capital Charge	Threshold	$80,208,963
	Target	$105,208,963
	Optimum	$130,208,963
	Achievement	$97,793,865
Retained Earnings	Threshold	$617,202,106
	Target	$646,572,966
	Optimum	$675,943,826
	Achievement	$627,133,086
Core Mission Assets (CMA) Ratio	Threshold	57.40%
	Target	59.40%
	Optimum	61.40%
	Achievement	60.74%
Risk Management - Market, Credit and Liquidity Risks (5.0 point scoring scale)	Threshold	3.00
	Target	4.00
	Optimum	5.00
	Achievement	5.00
Risk Management - Compliance, Business and Operations Risks (5.0 point scoring scale)	Threshold	3.00
	Target	4.00
	Optimum	5.00
	Achievement	4.88

As reflected in Table 70, 2014 was a strong year for us regarding the achievement of our EICP base opportunity performance objectives.

Table 71 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2014.

Table 71

Performance Objective	Metric Weight
	CEO/COO	CRO	General Counsel/CAO
Adjusted Return Spread on Regulatory Total Capital	20%	10%	15%
Net Income after Capital Charge	20	10	15
Retained Earnings	10	20	10
Core Mission Assets (CMA) Ratio	10	10	10
Risk Management - Market, Credit and Liquidity Risks	20	25	25
Risk Management - Compliance, Business and Operations Risks	20	25	25

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Performance Measures as presented in Table 72, which provides a template of how amounts will be calculated for the calendar year 2015 to calendar year 2017:

Table 72

	Minimum	Threshold	Target	Optimum
Total Return[1]:	>9/12 vs. FHLBanks	9/12 vs. FHLBanks	6/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$	$	$	$
Performance Measure Percentage	0%	75%	100%	125%
Weighting	0.50	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$	$

Market Value of Equity (MVE) / Total Regulatory Capital Stock (TRCS)[2]:	>9/12 vs. FHLBanks	9/12 vs. FHLBanks	6/12 vs. FHLBanks	2/12 or 1/12 vs. FHLBanks
Deferred Incentive	$	$	$	$
Performance Measure Percentage	0%	75%	100%	125%
Weighting	0.50	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$	$

Final Deferred Incentive Award (Dollar Value for Total Return + Dollar Value for MVE/TRCS)	$	$	$	$

[1]
Total Return equals the Total Dividends, plus the Change in Retained Earnings, divided by the Average Capital. For FHLBank Topeka: Total Dividends is defined as the sum of the actual dividends paid on required Class A Common Stock and all Class B Common Stock during the three-year Performance Period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2014 to 12/31/2017; and Average Capital is defined as the average daily ending balance of required Class A Common Stock and all Class B Common Stock for dates starting with 01/01/2015 and ending 12/31/2017. For the other FHLBanks, unless determined otherwise by the Compensation Committee: Total Dividends is defined as all dividends paid on all capital stock during the three‑year period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2014 to 12/31/2017; and Average Capital is defined as the average daily ending balance of all capital stock outstanding for dates starting with01/01/2015 and ending 12/31/2017. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking 1st out of the 12 FHLBanks.

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

Note that if the merger between FHLBank of Seattle and Des Moines occurs, the Compensation Committee will review the Deferred Incentive portion of the EICP to determine if any adjustment is needed.

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our Finance Agency examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety-soundness problem or a serious, material risk management deficiency exists; (3) during the most recent Finance Agency examination, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, the award shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP.

TLTIP - Under the TLTIP for January 1, 2012 - December 31, 2014, the achievement of base award opportunities is measured over a three-year performance period. Table 73 presents the Base Award Opportunity Percentage, Base Award Weighted Average Achievement and Base Award Opportunity Percentage Achieved for each Named Executive Officer eligible to participate in the Performance Period under the TLTIP for January 1, 2012 - December 31, 2014:

Table 73

Named Executive Officer	Level	2012-2014	2012-2014	2012-2014
		Base Award Opportunity Percentage	Base Award Weighted Average Achievement	Base Award Opportunity Percentage Achieved
Andrew J. Jetter, President & CEO	Level I	40.0%	121.88%	48.75%
David S. Fisher, SEVP & COO	Level II	32.5	121.88	39.61
Mark E. Yardley, EVP & CRO	Level III	25.0	121.88	30.47
Patrick C. Doran, SVP & General Counsel	Level III	25.0	121.88	30.47
Denise L. Cauthon, SVP & CAO	Level III	25.0	121.88	30.47

The weighted average achievement for the 2012-2014 performance goals was 121.88 percent. The metric weight for the 2012-2014 performance goals as a percent of the total TLTIP award opportunity for all Named Executive Officers and the 2012-2014 goal achievement percentage is included in Table 74:

Table 74

Objective	Metric Weight	2012-2014
		Goal Achievement Percentage
Total Return	37.5%	125.0%
Expense Growth	25.0	112.5
Market Value of Equity/Total Regulatory Capital Stock	37.5	125.0

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2014 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2014, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

Position	Severance Benefit
President (CEO)	52 weeks
Executive Vice President (COO and CRO)	39 weeks
Senior Vice President (General Counsel and CAO)	26 weeks

See “Potential Payments Upon Termination/Change in Control” in this Item 11 for more information related to potential payouts on termination or change in control attributable to each Named Executive Officers as of December 31, 2014.

Finance Agency Oversight: Section 1113 of the Recovery Act requires that the Director of the Finance Agency prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. On January 28, 2014, the Finance Agency issued a final rule on executive compensation, which defines “reasonable” and “comparable” compensation and establishes the review and approval process for certain compensation payments and agreements.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chair
Harley D. Bergmeyer
Robert E. Caldwell II
G. Bridger Cox
Thomas E. Henning
Mark J. O’Connor
Mark W. Schifferdecker

Table 75 presents the Summary Compensation Table for the Named Executive Officers.

Table 75

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Andrew J. Jetter[4]	2014	$685,721	$627,386	$2,067,470	$69,827	$3,450,404
President & CEO	2013	665,750	586,898	17,716	77,840	1,348,204
	2012	646,350	604,913	813,382	55,075	2,119,720
David S. Fisher[5]	2014	453,604	337,859	450,400	45,218	1,287,081
SEVP & COO	2013	440,186	307,849	17,838	44,485	810,358
	2012	427,875	319,683	206,265	43,805	997,628
Mark E. Yardley[6]	2014	340,022	196,017	1,026,281	34,162	1,596,482
EVP & CRO	2013	330,165	210,840	10,337	33,254	584,596
	2012	320,925	217,346	399,674	32,748	970,693
Patrick C. Doran[7]	2014	289,849	165,921	271,631	23,289	750,690
SVP & General Counsel	2013	280,021	142,437	1,230	23,105	446,793
	2012	266,675	145,549	111,128	21,880	545,232
Denise L. Cauthon[8]	2014	217,459	124,607	467,138	18,520	827,724
SVP & CAO	2013	210,301	127,635	74	17,446	355,456
	2012	200,275	63,268	168,000	19,175	450,718

[1]
All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s EICP (for 2012, 2013 and 2014), LTIP (for the 2010-2012 and 2011-2013 performance periods in 2012 and 2013, respectively) and TLTIP (for the 2012-2014 performance period in 2014. Ms. Cauthon was not a participant in the 2010-2012 LTIP; however, her 2013 annual incentive was adjusted to account for her transition to the LTIP.

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

[3]	The 2014 components of All Other Compensation are provided in Table 76.

[4]
Above market earnings attributable to the BEP for Mr. Jetter were $31,470, $17,716, and $29,382 for 2014, 2013, and 2012, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $503,000, $(86,000), and $182,000 for 2014, 2013, and 2012, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $1,533,000, $(427,000), and $602,000 for 2014, 2013, and 2012, respectively.

[5]
Above market earnings attributable to the BEP for Mr. Fisher were $11,400, $5,838, and $9,265 for 2014, 2013, and 2012, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $179,000, $12,000, and $74,000 for 2014, 2013, and 2012, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $260,000, $0, and $123,000 for 2014, 2013, and 2012, respectively.

[6]
Above market earnings attributable to the BEP for Mr. Yardley were $17,281, $10,337, and $16,674 for 2014, 2013, and 2012, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $554,000, $(95,000), and $200,000 for 2014, 2013, and 2012, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $455,000, $(150,000), and $183,000 for 2014, 2013, and 2012, respectively.

[7]
Above market earnings attributable to the BEP for Mr. Doran were $2,631, $1,230, and $2,128 for 2014, 2013, and 2012, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $191,000, $(14,000), and $72,000 for 2014, 2013, and 2012, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $78,000, $(17,000), and $37,000 in 2014, 2013, and 2012, respectively.

[8]
Above market earnings attributable to the BEP for Ms. Cauthon were $138 and $74 for 2014 and 2013. The aggregate change in the value of Ms. Cauthon’s accumulated benefit under the FHLBank’s DB Plan was $428,000, $(111,000), and $149,000 for 2014, 2013, and 2012, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $39,000, $28,000, and $19,000 for 2014, 2013, and 2012, respectively.

Table 76 presents the components of “All Other Compensation” for 2014 as summarized in Table 75.

Table 76

Named Executive Officer	Perquisites and Personal Benefits[1]	Individual Disability Insurance	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Andrew J. Jetter	$10,648	$6,733	$1,486	$923	$15,600	$34,437	$—	$69,827
David S. Fisher	—	6,456	943	923	14,114	22,782	—	45,218
Mark E. Yardley	—	3,946	680	923	15,329	12,844	440	34,162
Patrick C. Doran	—	—	573	907	15,600	6,026	183	23,289
Denise L. Cauthon	—	—	439	702	15,600	1,095	684	18,520

[1]
Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Mr. Jetter’s perquisites and personal benefits consist of an FHLBank-provided vehicle, professional fees, cellular phone reimbursement and expenses for spousal travel.

Table 77 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 77

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Andrew J. Jetter	EICP-Cash Incentive	$134,127	$268,253	$402,380
President & CEO	EICP-Deferred Incentive Opportunity[2]	134,127	268,253	402,380
David S. Fisher	EICP-Cash Incentive	72,055	144,110	216,165
SEVP & COO	EICP-Deferred Incentive Opportunity[2]	72,055	144,110	216,165
Mark E. Yardley	EICP-Cash Incentive	41,573	83,147	124,720
EVP & CRO	EICP-Deferred Incentive Opportunity[2]	41,573	83,147	124,720
Patrick C. Doran	EICP-Cash Incentive	35,424	70,849	106,273
SVP & General Counsel	EICP-Deferred Incentive Opportunity[2]	35,424	70,849	106,273
Denise L. Cauthon	EICP-Cash Incentive	26,604	53,209	79,813
SVP & CAO	EICP-Deferred Incentive Opportunity[2]	26,604	53,209	79,813

[1]
Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2014. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under EICP under this Item 11 for a description of the terms of the EICP and future payouts.

[2]	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at optimum.

Forfeiture Provisions - A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) discharged from employment with the FHLBank for Good Cause as defined under the EICP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his employment or following his termination; or (3) discloses confidential information of the FHLBank.

Pension Benefits: Table 78 presents the 2014 Pension Benefits Table for the Named Executive Officers.

Table 78

Name	Plan Name	Number of Years of Credited Services	Present Value Of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	26.583	$1,768,000	$—
President & CEO	FHLBank Benefit Equalization Plan	26.583	5,292,000	—
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	7.917	480,000	—
SEVP & COO	FHLBank Benefit Equalization Plan	7.917	736,000	—
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	29.250	1,996,000	—
EVP & CRO	FHLBank Benefit Equalization Plan	29.250	1,673,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	9.667	486,000	—
SVP & General Counsel	FHLBank Benefit Equalization Plan	9.667	221,000	—
Denise L. Cauthon	Pentegra Defined Benefit Plan for Financial Institutions	24.333	1,211,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	24.333	90,000	—

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

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $260,000 on earnings for 2014. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $210,000 for 2014. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officers meeting the 5-year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the Named Executive Officers is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and his/her age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

The FHLBank’s BEP is, in part, a non-qualified defined benefit plan. The defined benefit portion of the BEP provides benefits under the same terms and conditions as the DB Plan. However, the BEP does not limit the annual earnings or benefits of the Named Executive Officers. Benefits that would otherwise be provided under the BEP are reduced by benefits provided under the DB Plan.

Our contributions to the DB Plan through June 30, 2014 represented the normal cost of the plan. Funding and administrative costs of the DB Plan charged to compensation and benefits expense were $1,604,000 in 2014. The DB Plan is a multiemployer plan and therefore is not required to disclose the accumulated benefit obligations, plan assets and the components of annual pension expense.

The measurement date used to determine the current year’s benefit obligation was December 31, 2014. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 3.95 percent interest. The present value of benefits accrued after September 1, 2003 is multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 3.95 percent. As of December 31, 2014, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2014 RP white collar worker annuitant tables (with Scale MP-2014); (3) an average salary increase adjustment; and (4) a 3.75 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP.

Deferred Compensation: Table 79 presents the 2014 Nonqualified Deferred Compensation Table for the Named Executive Officers. Our fiscal year (FY) is 2014, with a fiscal year end (FYE) of December 31, 2014.

Table 79

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Andrew J. Jetter President & CEO	$70,810	$34,437	$78,061	$—	$1,548,600
David S. Fisher SEVP & COO	38,494	22,782	29,470	—	599,483
Mark E. Yardley EVP & CRO	21,100	12,844	42,282	—	831,376
Patrick C. Doran SVP & General Counsel	—	6,026	6,585	—	131,278
Denise L. Cauthon SVP & CAO	1,019	1,095	478	—	11,203

[1]	All amounts are also included in the salary column of Table 75.

[2]
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2013) was $113,917 for Mr. Jetter, $21,663 for Mr. Fisher, $51,803 for Mr. Yardley, $5,526 for Mr. Doran and $74 for Ms. Cauthon. The amounts reported as preferential (above market) earnings for the current year are presented in Table 75.

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

The Supplemental Thrift Plan allows Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2014, the rate of return earned on the Supplemental Thrift Plan was 5.38 percent, which was our return on equity calculated for EICP purposes for 2013.

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

Potential Payments Upon Termination/Change in Control: Table 80 represents a description of the elements of potential payments upon termination or change in control and the total amount that would be payable to the Named Executive Officers as of December 31, 2014 had their employment been terminated on or prior to that date unless: (1) the Named Executive Officer voluntarily terminated employment; (2) the Named Executive Officer’s employment was terminated by the FHLBank for misconduct; or (3) the Named Executive Officer accepted employment elsewhere or refused other employment offered by the FHLBank at or before the time of termination. Additional material conditions to the receipt of severance payments upon termination or change of control are discussed under “Severance Benefits” in the Compensation Discussion and Analysis section of this Item 11.

All termination payment amounts are payable as a lump sum. The total termination payment amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis section of this Item 11, any earned but unpaid incentive awards, the respective aggregate balance that would be payable under our nonqualified deferred compensation plans within ninety days of a Named Executive Officer’s termination of employment due to death, disability or retirement, and the payment that may be due under our BEP, as described under Pension Benefits in this Item 11, upon a change in control as defined in the BEP, each as of December 31, 2014.

Table 80

Officer	Severance Amount[1]	Earned and Unpaid 2014 Incentive Awards	Deferred Compensation Payable	Payout Under BEP	Total Termination Payment Amount
Andrew J. Jetter	$690,750	$627,386	$1,548,600	$5,292,000	$8,158,736
David S. Fisher	342,750	337,859	599,483	736,000	2,016,092
Mark E. Yardley	256,875	196,017	831,376	1,673,000	2,957,268
Patrick C. Doran	146,000	165,921	131,278	221,000	664,199
Denise L. Cauthon	109,500	124,607	11,203	90,000	335,310

[1]	Severance amount equals the number of weeks of base salary as described under Severance Benefits under the Compensation Discussion and Analysis under this Item 11.

Director Compensation: Table 81 presents the Director Compensation Table for our 2014 Board of Directors.

Table 81

Name	Fees Earned or Paid in Cash
Harley D. Bergmeyer	$80,000
Robert E. Caldwell II	95,000
G. Bridger Cox	105,000
James R. Hamby	90,000
Thomas E. Henning	90,000
Andrew C. Hove, Jr.	80,000
Michael B. Jacobson	80,000
Jane C. Knight	80,000
Richard S. Masinton	90,000
Neil F. M. McKay	80,000
L. Kent Needham	80,000
Mark J. O’Connor	80,000
Thomas H. Olson Jr.	80,000
Mark W. Schifferdecker	90,000
Bruce A. Schriefer	80,000

Director Fees - The Board establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2014 Board of Directors Compensation Policy (2014 Policy) was adopted October 25, 2013 and became effective January 1, 2014. This policy was established in accordance with the Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. Our 2014 Policy provided that directors shall be paid a meeting fee for each day in attendance at a regular meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the 2014 Policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2014 Policy reflected this analysis. The 2014 Policy establishes annual compensation limits of $105,000 for the Chairman, $90,000 for the Vice-Chairman and Committee Chairs and $80,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board shall be entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual serves as both Vice Chair of the Board and a Committee Chair.

The Board adopted a 2015 Board of Directors Compensation Policy (2015 Policy) governing compensation for board meeting attendance on October 31, 2014. The 2015 Policy is similar to the 2014 Policy, except that the 2015 Policy reflects that in addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, up to a limit of $5,000 per year.

Director Expenses - Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. For expense reimbursement purposes, directors’ official duties can include:

▪	Meetings of the Board and Board Committees;

▪	Meetings requested by the Finance Agency;

▪	Meetings of FHLBank System committees;

▪	FHLBank System director meetings;

▪	Meetings of the Council of Federal Home Loan Banks and Council committees; and

▪	Attendance at other events on behalf of the FHLBank.

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

Table 82 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 10, 2015. Of these stockholders, no affiliated officer or director currently serves on our Board of Directors.

Table 82

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	2,103,750	17.9%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,840,950	15.6
Bank of Oklahoma, NA	PO Box 2300	Tulsa	OK	1,710,000	14.5
TOTAL				5,654,700	48.0%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 83 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 10, 2015, for member institutions whose affiliated officers or directors served as our directors as of March 10, 2015:

Table 83

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Girard National Bank	100 E Forest	Girard	KS	36,153	0.3%
First State Bank Nebraska	4915 Old Cheney Road	Lincoln	NE	18,314	0.2
FirstBank	10403 W Colfax Ave	Lakewood	CO	17,274	0.2
NebraskaLand National Bank	121 N Dewey	North Platte	NE	14,873	0.1
Vision Bank	1800 Arlington Street	Ada	OK	10,085	0.1
Points West Community Bank	809 Illinois Street	Sidney	NE	6,877	0.1
Points West Community Bank	100 E 3rd Street	Julesburg	CO	6,658	0.1
Bank of Commerce	2500 S Cornwell Drive	Yukon	OK	3,645	—
Fullerton National Bank	Broadway At Fourth	Fullerton	NE	3,013	—
Citizens Bank & Trust Co.	1100 N Commerce	Ardmore	OK	2,432	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	1,732	—
Bank of Commerce	322 W 6th Street	Chelsea	OK	1,499	—
Bank of Bennington	12212 N 156 Street	Bennington	NE	1,383	—
Bank of Estes Park	Park Lane at MacGregor	Estes Park	CO	1,134	—
First Security Bank	312 Maple Street	Overbrook	KS	1,006	—
TOTAL				126,078	1.1%

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

Information with respect to the directors who are officers or directors of our members is set forth under Item 10 ‑ “Directors and Executive Officers of the FHLBank and Corporate Governance ‑ Directors.” Additional information regarding members that are beneficial owners of more than five percent of our total outstanding capital stock is provided in Item 12 ‑ “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

See Item 11 - "Executive Compensation"for a discussion of the compensation of our Named Executive Officers and directors.

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

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between the FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (i.e., line of credit, advances, forward settling advance commitments, letters of credit, standby credit facility and derivative transactions); (2) MPF Program mortgage loan products; (3) Housing and Community Development Program products; and (4) other services (i.e., deposit accounts, wire transfer services, safekeeping services, consolidated obligation direct placement and unsecured credit transactions permissible under the RMP).

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

In addition to the independence standards for Audit Committee members required under the Finance Agency regulations, Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a listed company under the Exchange Act. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board of Directors or any other Board Committee: (1) accept any consulting, advisory, or other compensation from the FHLBank; or (2) be an affiliated person of the FHLBank.

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

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2014, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2014 and 2013. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 84 sets forth the aggregate fees we were billed for the years ended December 31, 2014 and 2013 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 84

	2014	2013
Audit fees	$662	$653
Audit-related fees	51	58
Tax fees	—	—
All other fees	—	—
TOTAL	$713	$711

Audit fees during the years ended December 31, 2014 and 2013 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2014 and 2013 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 12 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2014 and 2013, we were assessed $25,000 and $27,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2014 and 2013.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 26, 2014, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 23, 2014, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3
Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Third Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3

10.4
Exhibit 10.6 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.4.

10.5
Exhibit 10.5 to the 2012 Annual Report on Form 10-K, filed March 15, 2013, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.5.

10.6	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.6.
10.7*	Exhibit 10.10 to the 2010 Annual Report on Form 10-K, filed March 24, 2011, Federal Home Loan Bank of Topeka Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.7.
10.8*
Exhibit 10.1 to the Current Report on Form 8-K, filed December 23, 2014, Federal Home Loan Bank of Topeka Executive Incentive Compensation Plan, amended December 19, 2014, is incorporated herein by reference as Exhibit 10.12.

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

10.12*
Exhibit 10.2 to the Current Report on Form 8-K, filed December 23, 2014, Federal Home Loan Bank of Topeka 2015 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.12.

10.13*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 21, 2011, Federal Home Loan Bank of Topeka “Transitional” Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.13.
10.14*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 6, 2014 Federal Home Loan Bank of Topeka Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.14.
12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Exhibit 14.1 to the Current Report on Form 8-K, filed December 24, 2013, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and Senior Vice President and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Exhibit 99.1 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Audit Committee Charter, is incorporated herein by reference as Exhibit 99.1.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or a compensatory plan or arrangement.

**	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

March 13, 2015	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 13, 2015
Andrew J. Jetter	(Principal Executive Officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 13, 2015
Denise L. Cauthon	(Principal Financial Officer and Principal Accounting Officer)

/s/G. Bridger Cox[1]	Chairman of the Board of Directors	March 13, 2015
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chairman of the Board of Directors	March 13, 2015
Robert E. Caldwell, II

/s/Milroy A. Alexander[1]	Director	March 13, 2015
Milroy A. Alexander

/s/Harley D. Bergmeyer[1]	Director	March 13, 2015
Harley D. Bergmeyer

/s/James R. Hamby[1]	Director	March 13, 2015
James R. Hamby

/s/Thomas E. Henning[1]	Director	March 13, 2015
Thomas E. Henning

/s/Andrew C. Hove, Jr.[1]	Director	March 13, 2015
Andrew C. Hove, Jr.

/s/Michael B. Jacobson[1]	Director	March 13, 2015
Michael B. Jacobson

/s/Jane C. Knight[1]	Director	March 13, 2015
Jane C. Knight

/s/Richard S. Masinton[1]	Director	March 13, 2015
Richard S. Masinton

/s/Neil F. M. McKay[1]	Director	March 13, 2015
Neil F. M. McKay

/s/L. Kent Needham[1]	Director	March 13, 2015
L. Kent Needham

/s/Mark J. O’Connor[1]	Director	March 13, 2015
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 13, 2015
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker[1]	Director	March 13, 2015
Mark W. Schifferdecker

/s/Bruce A. Schriefer[1]	Director	March 13, 2015
Bruce A. Schriefer

/s/Douglas E. Tippens[1]	Director	March 13, 2015
Douglas E. Tippens

[1]	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

 /s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

/s/Denise L. Cauthon
Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the "FHLBank") at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Kansas City, Missouri
March 13, 2015

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2014	12/31/2013
ASSETS
Cash and due from banks (Note 3)	$2,545,311	$1,713,940
Interest-bearing deposits	1,163	1,116
Securities purchased under agreements to resell (Note 12)	1,225,000	—
Federal funds sold	2,075,000	575,000

Investment securities:
Trading securities (Note 4)	1,462,049	2,704,777
Held-to-maturity securities[1] (Note 4)	4,857,187	5,423,659
Total investment securities	6,319,236	8,128,436

Advances (Notes 5, 7, 18)	18,302,950	17,425,487

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 6, 7, 18)	6,234,722	5,956,228
Less allowance for credit losses on mortgage loans (Note 7)	(4,550)	(6,748)
Mortgage loans held for portfolio, net	6,230,172	5,949,480

Accrued interest receivable	70,923	72,526
Premises, software and equipment, net	10,439	11,146
Derivative assets, net (Notes 8, 12)	32,983	27,957
Other assets (Note 17)	40,800	45,216

TOTAL ASSETS	$36,853,977	$33,950,304

LIABILITIES
Deposits (Notes 9, 18)	$595,775	$961,888

Consolidated obligations, net:
Discount notes (Notes 10, 17)	14,219,612	10,889,565
Bonds (Notes 10, 17)	20,221,002	20,056,964
Total consolidated obligations, net	34,440,614	30,946,529

Mandatorily redeemable capital stock (Note 13)	4,187	4,764
Accrued interest payable	58,243	62,447
Affordable Housing Program payable (Note 11)	30,863	35,264
Derivative liabilities, net (Notes 8, 12)	35,292	108,353
Other liabilities (Notes 15, 17)	103,736	29,839

TOTAL LIABILITIES	35,268,710	32,149,084

Commitments and contingencies (Note 17)

1    Fair value: $4,869,042 and $5,415,205 as of December 31, 2014 and December 31, 2013, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2014	12/31/2013
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,083 and 4,300 shares issued and outstanding) (Notes 13, 18)	$208,273	$430,063
Class B ($100 par value; 7,657 and 8,222 shares issued and outstanding) (Notes 13, 18)	765,768	822,186
Total capital stock	974,041	1,252,249

Retained earnings:
Unrestricted	554,189	515,589
Restricted (Note 13)	72,944	51,743
Total retained earnings	627,133	567,332

Accumulated other comprehensive income (loss) (Note 14)	(15,907)	(18,361)

TOTAL CAPITAL	1,585,267	1,801,220

TOTAL LIABILITIES AND CAPITAL	$36,853,977	$33,950,304

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2014	2013	2012
INTEREST INCOME:
Interest-bearing deposits	$169	$311	$513
Securities purchased under agreements to resell	575	1,027	2,742
Federal funds sold	1,368	1,346	1,285
Trading securities (Note 4)	50,271	56,895	69,244
Held-to-maturity securities (Note 4)	46,109	57,748	70,244
Advances (Note 5)	121,597	124,332	148,032
Prepayment fees on terminated advances (Note 5)	2,151	4,109	6,528
Mortgage loans held for portfolio (Note 6)	204,547	195,644	194,363
Other	1,514	1,653	1,832
Total interest income	428,301	443,065	494,783

INTEREST EXPENSE:
Deposits (Note 9)	770	983	1,511
Consolidated obligations:
Discount notes (Note 10)	9,242	8,884	9,237
Bonds (Note 10)	192,910	215,239	264,134
Mandatorily redeemable capital stock (Note 13)	40	25	41
Other	174	161	180
Total interest expense	203,136	225,292	275,103

NET INTEREST INCOME	225,165	217,773	219,680
Provision (reversal) for credit losses on mortgage loans (Note 7)	(1,615)	1,926	2,496
NET INTEREST INCOME AFTER MORTGAGE LOAN LOSS PROVISION	226,780	215,847	217,184

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(4)	(27)	(5,105)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(516)	(503)	3,445
Net other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(520)	(530)	(1,660)
Net gain (loss) on trading securities (Note 4)	(28,699)	(50,985)	(28,048)
Net gain (loss) on derivatives and hedging activities (Note 8)	(38,230)	10,107	(21,478)
Standby bond purchase agreement commitment fees	6,278	5,343	4,687
Letters of credit fees	3,069	3,044	3,079
Other	2,252	2,203	504
Total other income (loss)	(55,850)	(30,818)	(42,916)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2014	2013	2012
OTHER EXPENSES:
Compensation and benefits (Note 15)	$30,282	$29,541	29,231
Other operating (Note 17)	13,670	13,636	12,866
Federal Housing Finance Agency	2,468	2,426	3,117
Office of Finance	2,249	2,454	2,287
Other	4,474	4,705	4,195
Total other expenses	53,143	52,762	51,696

INCOME BEFORE ASSESSMENTS	117,787	132,267	122,572

Affordable Housing Program (Note 11)	11,783	13,229	12,261

NET INCOME	$106,004	$119,038	$110,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2014	2013	2012
Net income	$106,004	$119,038	$110,311

Other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(4)	(19)	(4,634)
Reclassification of non-credit portion included in net income	520	522	1,189
Accretion of non-credit portion	3,713	4,340	6,358
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	4,229	4,843	2,913

Defined benefit pension plan:
Net gain (loss)	(1,923)	1,667	(661)
Amortization of net loss	148	386	332
Total defined benefit pension plan	(1,775)	2,053	(329)

Total other comprehensive income	2,454	6,896	2,584

TOTAL COMPREHENSIVE INCOME	$108,458	$125,934	$112,895

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2011	5,373	$537,304	7,905	$790,523	13,278	$1,327,827	$395,588	$5,873	$401,461	$(27,841)	$1,701,447
Proceeds from issuance of capital stock	44	4,421	4,307	430,682	4,351	435,103					435,103
Repurchase/redemption of capital stock	(1,283)	(128,329)	(186)	(18,667)	(1,469)	(146,996)					(146,996)
Comprehensive income							88,248	22,063	110,311	$2,584	112,895
Net reclassification of shares to mandatorily redeemable capital stock	(660)	(65,986)	(3,157)	(315,697)	(3,817)	(381,683)					(381,683)
Net transfer of shares between Class A and Class B	579	57,894	(579)	(57,894)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 3.5%):
Cash payment							(285)		(285)		(285)
Stock issued			302	30,205	302	30,205	(30,205)		(30,205)		—
Balance at December 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	15	1,451	5,023	502,299	5,038	503,750					503,750
Repurchase/redemption of capital stock	(1,711)	(171,051)	(208)	(20,762)	(1,919)	(191,813)					(191,813)
Comprehensive income							95,231	23,807	119,038	6,896	125,934
Net reclassification of shares to mandatorily redeemable capital stock	(807)	(80,680)	(2,762)	(276,161)	(3,569)	(356,841)					(356,841)
Net transfer of shares between Class A and Class B	2,750	275,039	(2,750)	(275,039)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 3.6%):
Cash payment							(291)		(291)		(291)
Stock issued			327	32,697	327	32,697	(32,697)		(32,697)		—
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	14	1,439	7,805	780,551	7,819	781,990					781,990
Repurchase/redemption of capital stock	(6,987)	(698,795)	(135)	(13,459)	(7,122)	(712,254)					(712,254)
Comprehensive income							84,803	21,201	106,004	2,454	108,458
Net reclassification of shares to mandatorily redeemable capital stock	(297)	(29,728)	(3,641)	(364,120)	(3,938)	(393,848)					(393,848)
Net transfer of shares between Class A and Class B	5,053	505,294	(5,053)	(505,294)	—	—					—
Dividends on capital stock (Class A - 0.7%, Class B - 5.3%):
Cash payment							(299)		(299)		(299)
Stock issued			459	45,904	459	45,904	(45,904)		(45,904)		—
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,004	$119,038	$110,311
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(16,681)	(30,258)	(25,103)
Concessions on consolidated obligations	5,336	5,913	18,125
Premiums and discounts on investments, net	(1)	(1,563)	(1,665)
Premiums, discounts and commitment fees on advances, net	(13,252)	(15,129)	(12,829)
Premiums, discounts and deferred loan costs on mortgage loans, net	15,129	20,119	20,432
Fair value adjustments on hedged assets or liabilities	13,256	14,862	17,588
Premises, software and equipment	1,908	1,943	2,152
Other	148	386	332
Provision (reversal) for credit losses on mortgage loans	(1,615)	1,926	2,496
Non-cash interest on mandatorily redeemable capital stock	38	23	38
Net other-than-temporary impairment losses on held-to-maturity securities	520	530	1,660
Net realized (gain) loss on sale of premises and equipment	6	(17)	1,951
Other (gains) losses	(70)	160	230
Net (gain) loss on trading securities	28,699	50,985	28,048
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	55,779	676	42,501
(Increase) decrease in accrued interest receivable	1,664	4,948	8,197
Change in net accrued interest included in derivative assets	3,993	4,030	(2,031)
(Increase) decrease in other assets	1,989	1,516	3,730
Increase (decrease) in accrued interest payable	(4,204)	(19,354)	(14,435)
Change in net accrued interest included in derivative liabilities	(3,170)	3,881	990
Increase (decrease) in Affordable Housing Program liability	(4,401)	4,066	(194)
Increase (decrease) in other liabilities	(862)	5	141
Total adjustments	84,209	49,648	92,354
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	190,213	168,686	202,665

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$35,581	$91,882	$5,947
Net (increase) decrease in securities purchased under resale agreements	(1,225,000)	1,999,288	(1,999,288)
Net (increase) decrease in Federal funds sold	(1,500,000)	275,000	190,000
Net (increase) decrease in short-term trading securities	260,000	124,964	1,234,706
Proceeds from maturities of and principal repayments on long-term trading securities	954,029	384,447	931,454
Purchases of long-term trading securities	—	(500,278)	(399,975)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	983,421	1,481,409	1,674,628
Purchases of long-term held-to-maturity securities	(340,977)	(1,739,417)	(1,849,115)
Principal collected on advances	63,677,664	69,055,650	38,133,313
Advances made	(64,624,457)	(70,118,546)	(37,377,918)
Principal collected on mortgage loans	774,013	1,210,217	1,521,806
Purchase of mortgage loans	(1,070,975)	(1,252,622)	(2,555,771)
Proceeds from sale of foreclosed assets	4,791	5,072	7,938
Principal collected on other loans made	2,113	1,975	1,848
Proceeds from sale of premises, software and equipment	2	48	36
Purchases of premises, software and equipment	(1,209)	(4,246)	(1,634)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,071,004)	1,014,843	(482,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(364,366)	(219,403)	166,706
Net proceeds from issuance of consolidated obligations:
Discount notes	53,852,808	83,223,175	67,338,915
Bonds	10,282,272	8,490,711	19,854,295
Payments for maturing and retired consolidated obligations:
Discount notes	(50,524,180)	(81,002,894)	(68,922,319)
Bonds	(10,154,700)	(10,229,500)	(17,700,300)
Net increase(decrease) in overnight loans from other FHLBanks	—	—	(35,000)
Net increase(decrease) in other borrowings	—	—	(5,000)
Proceeds from financing derivatives	—	170	—
Net interest payments received (paid) for financing derivatives	(54,646)	(55,726)	(67,378)
Proceeds from issuance of capital stock	781,990	503,750	435,103
Payments for repurchase/redemption of capital stock	(712,254)	(191,813)	(146,996)
Payments for repurchase of mandatorily redeemable capital stock	(394,463)	(357,765)	(384,425)
Cash dividends paid	(299)	(291)	(285)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,712,162	160,414	533,316
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	831,371	1,343,943	253,956
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,713,940	369,997	116,041
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,545,311	$1,713,940	$369,997

Supplemental disclosures:
Interest paid	$206,876	$238,078	$274,240

Affordable Housing Program payments	$16,429	$10,245	$13,210

Net transfers of mortgage loans to real estate owned	$4,391	$5,438	$6,597

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2014, 2013 and 2012

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

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (Bank Act), and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings and capital stock issued to members. The FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. "Mortgage Partnership Finance," "MPF," and "MPF Xtra" are registered trademarks of the FHLBank of Chicago. In addition, the FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement services.

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

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of trading securities, the fair value of derivatives and the allowance for credit losses. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

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

Financial Instruments Meeting Netting Requirements: The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. See Note 12 for additional information regarding these financial instruments.

For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 8 for additional information regarding these agreements.

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: These investments provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the FHLBank’s name by third-party custodians approved by the FHLBank. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to: (1) place an equivalent amount of additional securities in safekeeping in the FHLBank’s name; or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term unsecured loans generally transacted with counterparties that are considered by the FHLBank to be of investment quality.

Investment Securities: The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading: Securities classified as trading are either held for liquidity purposes, swapped and classified as trading to provide a fair value offset to the gains (losses) on the interest rate swaps tied to the securities, or acquired as asset/liability management tools and carried at fair value. The FHLBank records changes in the fair value of these securities through other income (loss) as net gains (losses) on trading securities. Finance Agency regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

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

Investment Securities - Other-than-temporary Impairment: The FHLBank evaluates its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. An investment is considered impaired when its fair value is less than its amortized cost basis. The FHLBank considers an OTTI to have occurred under any of the following circumstances:

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

To determine whether a credit loss exists, the FHLBank performs an analysis, which includes a cash flow analysis for private-label MBS/asset-backed securities (ABS), to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. If there is a credit loss, the carrying value of the security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in OCI. The remaining amount in the Statements of Income represents the credit loss for the period.

Accounting for OTTI Recognized in OCI: For subsequent accounting of other-than-temporarily impaired securities, the FHLBank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost basis. The total amount of this additional OTTI is determined as the difference between its carrying amount prior to the determination of this additional OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities are reclassified out of OCI into the Statements of Income, but only to the extent of a security’s unrealized losses (i.e., difference between the security’s amortized cost and its fair value). The OTTI recognized in OCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

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

Premiums and Discounts: The FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums and discounts paid to and received from participating financial institutions (PFI) as interest income using the level-yield method over the contractual lives of the loans. This method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal.

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

Non-accrual Loans: The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. The FHLBank does not place government-guaranteed or insured mortgage loans on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

Troubled Debt Restructuring: The FHLBank considers a troubled debt restructuring to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in certain cases where supplemental mortgage insurance policies are held or where all contractual amounts due are still expected to be collected as a result of certain credit enhancements or government guarantees.

Impairment Methodology: A loan is considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the recorded investment on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

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

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positives, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings (fair value hedges) or OCI (cash flow hedges). Two approaches to hedge accounting include:

▪
Long haul hedge accounting - The application of long haul hedge accounting generally requires the FHLBank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

▪
Shortcut hedge accounting - Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. The FHLBank discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current period earnings. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in accumulated OCI (AOCI), a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item attributable to the hedged risk or the variability in the cash flows of the forecasted transaction) is recorded in current period earnings.

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

Discontinuance of Hedge Accounting: The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item attributable to the hedged risk (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Premises, Software and Equipment: The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2014 and 2013, the accumulated depreciation and amortization related to premises, software and equipment was $27,471,000 and $25,774,000, respectively. Depreciation and amortization expense was $1,908,000, $1,943,000 and $2,152,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Gains and losses on disposals are included in other income (loss). The net realized gain (loss) on disposal of premises, software and equipment was $(6,000), $17,000, and $(1,951,000) for the years ended December 31, 2014, 2013, and 2012, respectively. The loss on disposal of premises, software and equipment for 2012 includes the write-off of two software projects prior to implementation.

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over three years for purchased software and five years for developed software. As of December 31, 2014 and 2013, the FHLBank had $2,515,000 and $2,235,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $709,000, $651,000 and $764,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Amendments to the Consolidation Analysis. In February 2015, the Financial Accounting Standards Board (FASB) issued guidance that impacts reporting entities that are required to evaluate whether they must consolidate certain legal entities. Under the amended guidance, in a consolidation evaluation, more emphasis is placed on variable interests other than fee arrangements, such as principal investment risk or guarantees of the value of the assets or liabilities of the variable interest entity. The amendments emphasize risk of loss in the determination of a controlling financial interest and provide a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investments Company Act of 1940 for registered money market funds. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is January 1, 2016 for the FHLBank. The adoption of this amendment is not expected to have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. In August 2014, the FASB issued guidance to change the accounting for government-guaranteed mortgage loans, including Federal Housing Administration (FHA) and the U.S. Department of Veterans Affairs (VA) loans. The amendments require that a mortgage loan be derecognized and a separate receivable be recognized upon foreclosure if: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the property to the guarantor and make a claim on that guarantee and the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim determined on the basis of fair value is fixed. This receivable should be based upon the principal and interest expected to be recovered from the guarantor. The amendments were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, which was January 1, 2015 for the FHLBank. The adoption of this amendment did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, the FASB issued guidance to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to that of secured borrowings, which is consistent with the accounting for repurchase agreements. The amendments also require two new disclosures: (1) information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements; and (2) increased transparency about the types of collateral pledged for repurchase agreements and similar transactions accounted for as secured borrowings. The amendments were effective for the first interim or annual period beginning after December 15, 2014, which was January 1, 2015 for the FHLBank. The adoption of this amendment did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

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

Receivables - Troubled Debt Restructurings by Creditors. In January 2014, the FASB issued amendments intended to clarify when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when either: (a) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments were effective for interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the FHLBank), with early adoption permitted. The guidance could be adopted using a modified retrospective transition method or a prospective transition method. The adoption of this amendment was prospective and did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

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

NOTE 3 - CASH AND DUE FROM BANKS

Balances represent non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $2,231,000 and $1,357,000 of reserve deposits with the FRB as of December 31, 2014 and 2013, respectively.

NOTE 4 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of December 31, 2014 are summarized in Table 4.1 (in thousands):

Table 4.1

	12/31/2014
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$25,016	$—	$—	$—	$—	$—	$—
GSE obligations[1,2]	1,299,979	—	—	—	—	—	—
State or local housing agency obligations	—	126,105	—	126,105	148	6,083	120,170
Non-mortgage-backed securities	1,324,995	126,105	—	126,105	148	6,083	120,170
Mortgage-backed securities:
U.S. obligation MBS[3]	963	57,562	—	57,562	175	—	57,737
GSE MBS[4]	136,091	4,441,487	—	4,441,487	27,486	13,628	4,455,345
Private-label residential MBS	—	242,970	11,711	231,259	9,195	6,960	233,494
Home equity loan ABS	—	837	63	774	1,522	—	2,296
Mortgage-backed securities	137,054	4,742,856	11,774	4,731,082	38,378	20,588	4,748,872
TOTAL	$1,462,049	$4,868,961	$11,774	$4,857,187	$38,526	$26,671	$4,869,042

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal Farm Credit Bank (Farm Credit). GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[2]	See Note 19 for transactions with other FHLBanks.

[3]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2013 are summarized in Table 4.2 (in thousands):

Table 4.2

	12/31/2013
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$260,009	$—	$—	$—	$—	$—	$—
U.S. Treasury obligations	25,012	—	—	—	—	—	—
GSE obligations[1,2]	2,247,966	—	—	—	—	—	—
State or local housing agency obligations	—	63,472	—	63,472	19	8,619	54,872
Non-mortgage-backed securities	2,532,987	63,472	—	63,472	19	8,619	54,872
Mortgage-backed securities:
U.S obligation MBS[3]	1,090	68,977	—	68,977	217	14	69,180
GSE MBS[4]	170,700	4,974,649	—	4,974,649	21,744	27,108	4,969,285
Private-label residential MBS	—	331,158	15,825	315,333	12,459	8,691	319,101
Home equity loan ABS	—	1,406	178	1,228	1,539	—	2,767
Mortgage-backed securities	171,790	5,376,190	16,003	5,360,187	35,959	35,813	5,360,333
TOTAL	$2,704,777	$5,439,662	$16,003	$5,423,659	$35,978	$44,432	$5,415,205

[1]
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac and Farm Credit. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[2]	See Note 19 for transactions with other FHLBanks.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.3 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.3

	12/31/2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$38,067	$6,083	$38,067	$6,083
Non-mortgage-backed securities	—	—	38,067	6,083	38,067	6,083
Mortgage-backed securities:
GSE MBS[2]	232,884	112	1,038,522	13,516	1,271,406	13,628
Private-label residential MBS	23,060	137	137,306	11,187	160,366	11,324
Mortgage-backed securities	255,944	249	1,175,828	24,703	1,431,772	24,952
TOTAL TEMPORARILY IMPAIRED SECURITIES	$255,944	$249	$1,213,895	$30,786	$1,469,839	$31,035

[1]
Total unrealized losses in Table 4.3 will not agree to total gross unrecognized losses in Table 4.1. Total unrealized losses in Table 4.3 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.4 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2013. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.4

	12/31/2013
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$6,660	$367	$38,743	$8,252	$45,403	$8,619
Non-mortgage-backed securities	6,660	367	38,743	8,252	45,403	8,619
Mortgage-backed securities:
U.S obligation MBS[2]	25,814	14	—	—	25,814	14
GSE MBS[3]	2,099,923	16,699	384,530	10,409	2,484,453	27,108
Private-label residential MBS	21,053	109	175,474	14,252	196,527	14,361
Mortgage-backed securities	2,146,790	16,822	560,004	24,661	2,706,794	41,483
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,153,450	$17,189	$598,747	$32,913	$2,752,197	$50,102

[1]
Total unrealized losses in Table 4.4 will not agree to total gross unrecognized losses in Table 4.2. Total unrealized losses in Table 4.4 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2014 and 2013 are shown in Table 4.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.5

	12/31/2014			12/31/2013
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	17,920	17,920	17,779	21,240	21,240	19,582
Due after 10 years	108,185	108,185	102,391	42,232	42,232	35,290
Non-mortgage-backed securities	126,105	126,105	120,170	63,472	63,472	54,872
Mortgage-backed securities	4,742,856	4,731,082	4,748,872	5,376,190	5,360,187	5,360,333
TOTAL	$4,868,961	$4,857,187	$4,869,042	$5,439,662	$5,423,659	$5,415,205

Interest Rate Payment Terms: Table 4.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of December 31, 2014 and 2013 (in thousands):

Table 4.6

	12/31/2014	12/31/2013
Non-mortgage-backed securities:
Fixed rate	$9,335	$12,232
Variable rate	116,770	51,240
Non-mortgage-backed securities	126,105	63,472
Mortgage-backed securities:
Pass-through securities:
Fixed rate	23	78
Variable rate	1,175,918	1,298,146
Collateralized mortgage obligations:
Fixed rate	423,333	541,126
Variable rate	3,143,582	3,536,840
Mortgage-backed securities	4,742,856	5,376,190
TOTAL	$4,868,961	$5,439,662

Gains and Losses: Net gains (losses) on trading securities during the year ended December 31, 2014, 2013, and 2012 are shown in Table 4.7 (in thousands):

Table 4.7

	2014	2013	2012
Net gains (losses) on trading securities held as of December 31, 2014	$(28,080)	$(45,753)	$(14,014)
Net gains (losses) on trading securities sold or matured prior to December 31, 2014	(619)	(5,232)	(14,034)
NET GAIN (LOSS) ON TRADING SECURITIES	$(28,699)	$(50,985)	$(28,048)

Other-than-temporary Impairment: The FHLBank has established processes for evaluating its individual held-to-maturity investment securities holdings in an unrealized loss position for OTTI. The FHLBanks’ OTTI Governance Committee, which is comprised of representation from all FHLBanks, has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by the FHLBanks to generate cash flow projections used in analyzing credit losses and determining OTTI for private-label MBS/ABS. To support consistency among the FHLBanks, FHLBank Topeka completed its OTTI analysis primarily based upon cash flow analysis prepared by FHLBank of San Francisco on behalf of FHLBank Topeka using key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee for the majority of its private-label residential MBS and home equity loan ABS. Certain private-label MBS backed by multi-family loans, home equity lines of credit and manufactured housing loans were outside of the scope of the OTTI Governance Committee and were analyzed for OTTI by the FHLBank utilizing other methodologies.

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

To assess whether the entire amortized cost basis of securities will be recovered, the FHLBank of San Francisco, on behalf of the FHLBank, performed a cash flow analysis using two third-party models. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the FHLBank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. The month-by-month projections of future loan performance derived from the first model are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balances are reduced to zero.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2014 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 4.8 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 4.8

Private-label Residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	15.0%	7.3%	14.9%	5.1%
2006	14.9	9.8	35.2	3.2
Total Prime	15.0	8.8	26.6	4.0
Alt-A:
2004 and prior	13.9	10.2	33.1	12.9
2005	16.2	9.9	36.3	2.2
Total Alt-A	15.5	10.0	35.4	5.1
TOTAL	15.5%	9.8%	34.3%	5.0%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.7%	6.1%	96.2%	6.2%

For the 26 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of December 31, 2014 are presented in Table 4.9 (in thousands):

Table 4.9

	12/31/2014
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$12,948	$12,144	$11,082	$12,094
Alt-A	57,258	51,645	40,996	48,166
Total private-label residential MBS	70,206	63,789	52,078	60,260
Home equity loan ABS:
Subprime	2,707	837	774	2,296
TOTAL	$72,913	$64,626	$52,852	$62,556

Table 4.10 presents a roll-forward of OTTI activity for the year ended December 31, 2014, 2013, and 2012 related to credit losses recognized in earnings (in thousands):

Table 4.10

	2014	2013	2012
Balance, beginning of period	$9,917	$11,291	$10,342
Additional charge on securities for which OTTI was not previously recognized	—	—	271
Additional charge on securities for which OTTI was previously recognized[1]	520	530	1,389
Amortization of credit component of OTTI[2]	(1,031)	(1,904)	(711)
Balance, end of period	$9,406	$9,917	$11,291

[1]	For the year ended December 31, 2014, 2013, and 2012, securities previously impaired represent all securities that were impaired prior to January 1, 2014, 2013, and 2012, respectively.

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

As of December 31, 2014, the fair value of a portion of the FHLBank's held-to-maturity MBS portfolio was below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2014 and 2013, the FHLBank had advances outstanding at interest rates ranging from 0.11 percent to 8.01 percent. Table 5.1 presents advances summarized by year of contractual maturity as of December 31, 2014 and 2013 (in thousands):

Table 5.1

	12/31/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,996,975	0.59%	$5,431,364	0.77%
Due after one year through two years	1,513,363	2.14	1,643,200	1.77
Due after two years through three years	2,345,877	2.58	1,650,222	1.98
Due after three years through four years	1,501,614	2.16	2,353,661	2.59
Due after four years through five years	843,465	1.48	1,302,199	2.42
Thereafter	4,939,587	1.21	4,812,973	1.09
Total par value	18,140,881	1.32%	17,193,619	1.45%
Discounts	(24,043)		(36,782)
Hedging adjustments	186,112		268,650
TOTAL	$18,302,950		$17,425,487

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2014 and 2013 include callable advances totaling $4,825,254,000 and $5,056,133,000, respectively. Of these callable advances, there were $4,697,045,000 and $4,932,869,000 of variable rate advances as of December 31, 2014 and 2013, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2014 and 2013, the FHLBank had convertible advances outstanding totaling $1,586,242,000 and $1,685,242,000, respectively.

Table 5.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2014 and 2013 (in thousands):

Table 5.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2014	12/31/2013	12/31/2014	12/31/2013
Due in one year or less	$11,526,757	$10,172,524	$8,411,617	$7,038,106
Due after one year through two years	1,288,157	1,392,527	1,396,863	1,555,100
Due after two years through three years	1,898,273	1,175,623	1,415,935	1,528,722
Due after three years through four years	1,136,649	1,856,012	1,232,414	1,381,719
Due after four years through five years	587,884	1,062,253	905,965	979,999
Thereafter	1,703,161	1,534,680	4,778,087	4,709,973
TOTAL PAR VALUE	$18,140,881	$17,193,619	$18,140,881	$17,193,619

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2014 and 2013 (in thousands):

Table 5.3

	12/31/2014	12/31/2013
Fixed rate:
Due in one year or less	$1,379,428	$1,733,559
Due after one year	6,594,886	6,923,555
Total fixed rate	7,974,314	8,657,114
Variable rate:
Due in one year or less	5,617,547	3,697,805
Due after one year	4,549,020	4,838,700
Total variable rate	10,166,567	8,536,505
TOTAL PAR VALUE	$18,140,881	$17,193,619

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks (47.1 percent of total advances), thrifts (33.8 percent of total advances) and insurance companies (12.4 percent of total advances). As of December 31, 2014 and 2013, the FHLBank had outstanding advances of $7,414,900,000 and $5,245,000,000, respectively, to three and two members, respectively, that individually held 10 percent or more of the FHLBank’s advances, which represents 40.9 percent and 30.5 percent, respectively, of total outstanding advances. The income from advances to these members during 2014 and 2013 totaled $69,778,000 and $68,076,000, respectively. Two of the members were the same each year.

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

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2014 and 2013 on mortgage loans held for portfolio (in thousands):

Table 6.1

	12/31/2014	12/31/2013
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,531,229	$1,611,289
Fixed rate, long-term, single-family mortgages	4,596,914	4,245,351
Total unpaid principal balance	6,128,143	5,856,640
Premiums	100,353	95,755
Discounts	(3,008)	(3,659)
Deferred loan costs, net	830	1,087
Other deferred fees	(168)	(212)
Hedging adjustments	8,572	6,617
Total before Allowance for Credit Losses on Mortgage Loans	6,234,722	5,956,228
Allowance for Credit Losses on Mortgage Loans	(4,550)	(6,748)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,230,172	$5,949,480

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 6.2 presents information as of December 31, 2014 and 2013 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2014	12/31/2013
Conventional loans	$5,497,001	$5,212,048
Government-guaranteed or insured loans	631,142	644,592
TOTAL UNPAID PRINCIPAL BALANCE	$6,128,143	$5,856,640

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2014 and 2013, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2014 and 2013, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2014 and 2013.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of December 31, 2014 and 2013, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off‑balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure see Note 17.

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

▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s CE obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of December 31, 2014 and 2013, the FHLBank’s exposure under the FLA was $34,635,000 and $33,468,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. Accordingly, the calculated allowance was reduced by $470,000 and $2,587,000 as of December 31, 2014 and 2013, respectively, for the amount in excess of the FLA to be covered by PFIs’ CE obligations. As of December 31, 2014 and 2013, CE obligations available to cover losses in excess of the FLA were $413,279,000 and $370,654,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to participating members for the years ended December 31, 2014, 2013, and 2012 (in thousands):

Table 7.1

	2014	2013	2012
CE fees paid to PFIs	$5,010	$4,861	$4,396
Performance-based CE fees recovered from PFIs	(123)	(157)	(179)
NET CE FEES PAID	$4,887	$4,704	$4,217

Mortgage Loans Evaluated at the Individual Master Commitment Level: The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLBank’s best estimate of probable incurred losses. Migration analysis is a methodology for determining, through the FHLBank’s experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on the following categories: (1) loans in foreclosure; (2) nonaccrual loans; (3) delinquent loans; and (4) all other remaining loans. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity factor to estimate losses incurred as of the Statement of Condition date.

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is only expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is not sufficient CE obligation from a PFI to offset all losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for these loans on an individual loan basis. The FHLBank estimates the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation models. The resulting incurred loss is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral less estimated selling costs.

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

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of December 31, 2014 and 2013, and all such investments acquired during the years ended December 31, 2014 and 2013 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of December 31, 2014 and 2013, and all such investments acquired during the years ended December 31, 2014 and 2013 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: As of December 31, 2014, the FHLBank determined that an allowance for credit losses was only necessary on conventional mortgage loans held for portfolio. Table 7.2 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2014 (in thousands):

Table 7.2

	12/31/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$6,748	$—	$—	$—	$6,748
Charge-offs	(583)	—	—	—	(583)
Provision (reversal) for credit losses	(1,615)	—	—	—	(1,615)
Balance, end of period	$4,550	$—	$—	$—	$4,550

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$4,550	$—	$—	$—	$4,550
Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$18,323,374	$21,415	$18,344,789
Collectively evaluated for impairment	$5,617,281	$648,492	$—	$—	$6,265,773

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 7.3 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2013 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2013 (in thousands):

Table 7.3

	12/31/2013
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$5,416	$—	$—	$—	$5,416
Charge-offs	(594)	—	—	—	(594)
Provision (reversal) for credit losses	1,926	—	—	—	1,926
Balance, end of period	$6,748	$—	$—	$—	$6,748

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$6,748	$—	$—	$—	$6,748
Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$17,446,437	$23,540	$17,469,977
Collectively evaluated for impairment	$5,323,049	$662,376	$—	$—	$5,985,425

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 7.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2014 (dollar amounts in thousands):

Table 7.4

	12/31/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$36,985	$22,762	$—	$—	$59,747
Past due 60-89 days delinquent	8,191	6,383	—	—	14,574
Past due 90 days or more delinquent	15,921	6,723	—	—	22,644
Total past due	61,097	35,868	—	—	96,965
Total current loans	5,556,184	612,624	18,323,374	21,415	24,513,597
Total recorded investment	$5,617,281	$648,492	$18,323,374	$21,415	$24,610,562

Other delinquency statistics:
In process of foreclosure, included above[3]	$6,231	$3,088	$—	$—	$9,319
Serious delinquency rate[4]	0.3%	1.0%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$6,723	$—	$—	$6,723
Loans on non-accrual status[5]	$20,157	$—	$—	$—	$20,157

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,522,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.5 summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2013 (dollar amounts in thousands):

Table 7.5

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

The FHLBank had $4,628,000 and $4,307,000 classified as real estate owned recorded in other assets as of December 31, 2014 and 2013, respectively.

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

▪	Mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;

▪	Manage embedded options in assets and liabilities; and

▪	Manage its overall asset/liability portfolio.

Application of Derivatives: Derivative financial instruments may be used by the FHLBank as follows:

▪	As a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;

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

Interest Rate Swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the FHLBank in most derivative transactions is the London Interbank Offered Rate (LIBOR).

Swaptions - A swaption is an option that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the FHLBank against future interest rate changes. The FHLBank may enter into both payer swaptions and receiver swaptions to decrease its interest rate risk exposure related to the prepayment of certain assets. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest Rate Caps and Floors - In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. The FHLBank purchases interest rate caps and floors to hedge option risk on variable rate MBS held in the FHLBank’s trading and held-to-maturity portfolios and to hedge embedded caps or floors in the FHLBank’s advances.

Types of Hedged Items: At the inception of every hedge transaction, the FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and/or liabilities on the Statements of Condition; (2) firm commitments; or (3) forecasted transactions. The FHLBank formally assesses (both at the hedge’s inception and at least quarterly on an ongoing basis) whether the derivatives that are used have been effective in offsetting changes in the fair value or the cash flows of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain effective in future periods. The FHLBank typically uses regression analyses or similar statistical analyses to assess the effectiveness of its hedging relationships.

Investments - The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with investment securities (currently includes interest rate caps, floors and swaps) are designated as economic hedges with the changes in fair values of the derivatives being recorded as “Net gain (loss) on derivatives and hedging activities” in other income (loss) on the Statements of Income. The investment securities hedged with interest rate swaps are classified as trading securities with the changes in fair values recorded as “Net gain (loss) on trading securities” in other income (loss) on the Statements of Income.

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

Consolidated Obligations - While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

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

Firm Commitments - Commitments that obligate the FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives. Accordingly, each mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Table 8.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2014 and 2013 (in thousands):

Table 8.1

	12/31/2014			12/31/2013
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,605,502	$89,100	$198,181	$10,285,231	$127,059	$347,123
Interest rate caps/floors	187,000	—	956	247,000	—	2,648
Total derivatives designated as hedging relationships	11,792,502	89,100	199,137	10,532,231	127,059	349,771
Derivatives not designated as hedging instruments:
Interest rate swaps	2,416,820	1,402	83,507	3,691,820	4,260	120,166
Interest rate caps/floors	4,090,800	9,984	36	4,627,800	41,463	103
Mortgage delivery commitments	53,004	146	8	65,620	24	289
Total derivatives not designated as hedging instruments	6,560,624	11,532	83,551	8,385,240	45,747	120,558
TOTAL	$18,353,126	100,632	282,688	$18,917,471	172,806	470,329
Netting adjustments and cash collateral[1]		(67,649)	(247,396)		(144,849)	(361,976)
DERIVATIVE ASSETS AND LIABILITIES		$32,983	$35,292		$27,957	$108,353

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $209,164,000 and $244,796,000 as of December 31, 2014 and 2013, respectively. Cash collateral received was $29,417,000 and $27,669,000 as of December 31, 2014 and 2013, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2014, 2013, and 2012, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 8.2 (in thousands):

Table 8.2

	Year Ended
	2014	2013	2012
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,437)	$(2,334)	$2,792
Total net gain (loss) related to fair value hedge ineffectiveness	(2,437)	(2,334)	2,792
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	31,910	43,347	27,428
Interest rate caps/floors	(32,767)	11,682	(24,032)
Net interest settlements	(39,208)	(38,519)	(35,174)
Mortgage delivery commitments	4,272	(4,052)	7,509
Intermediary transactions:
Interest rate swaps	—	(17)	(1)
Total net gain (loss) related to derivatives not designated as hedging instruments	(35,793)	12,441	(24,270)
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(38,230)	$10,107	$(21,478)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2014, 2013, and 2012, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 8.3 (in thousands):

Table 8.3

	2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$64,026	$(63,486)	$540	$(142,622)
Consolidated obligation bonds	47,322	(50,299)	(2,977)	90,076
TOTAL	$111,348	$(113,785)	$(2,437)	$(52,546)

	2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$186,662	$(183,314)	$3,348	$(158,751)
Consolidated obligation bonds	(158,941)	153,259	(5,682)	101,717
TOTAL	$27,721	$(30,055)	$(2,334)	$(57,034)

	2012
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$44,010	$(45,836)	$(1,826)	$(186,360)
Consolidated obligation bonds	(63,877)	68,515	4,638	142,355
Consolidated obligation discount notes	114	(134)	(20)	12
TOTAL	$(19,753)	$22,545	$2,792	$(43,993)

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

For cleared derivatives, the Clearinghouse is the FHLBank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent notifies the FHLBank of the required initial and variation margin. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily, through a clearing agent, for changes in the value of cleared derivatives.

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

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $31,332,000 and $21,045,000 as of December 31, 2014 and 2013, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of December 31, 2014 and 2013 was $50,791,000 and $308,776,000, respectively, for which the FHLBank has posted collateral with a fair value of $16,422,000 and $200,815,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $21,700,000 and $77,830,000 of collateral to its bilateral derivative counterparties as of December 31, 2014 and 2013, respectively.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2014 and 2013.

The FHLBank’s net exposure on derivative agreements is presented in Note 12.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2014 and 2013 (in thousands):

Table 9.1

	12/31/2014	12/31/2013
Interest-bearing:
Demand	$188,886	$214,645
Overnight	331,300	686,100
Term	29,400	23,800
Total interest-bearing	549,586	924,545
Non-interest-bearing:
Demand	46,189	37,343
Total non-interest-bearing	46,189	37,343
TOTAL DEPOSITS	$595,775	$961,888

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rate paid on interest-bearing deposits was 0.09 percent for each of the years ended December 31, 2014, 2013, and 2012.

The aggregate amount of term deposits with a denomination of $250,000 or more was $29,400,000 and $23,800,000 as of December 31, 2014 and 2013, respectively.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $847,174,797,000 and $766,836,903,000 as of December 31, 2014 and 2013, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2014 and 2013 (dollar amounts in thousands):

Table 10.1

	12/31/2014		12/31/2013
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,165,800	0.42%	$6,177,700	0.74%
Due after one year through two years	3,167,750	1.08	3,182,300	0.69
Due after two years through three years	1,861,935	2.15	1,635,750	1.70
Due after three years through four years	1,578,940	1.74	1,397,935	2.56
Due after four years through five years	1,678,250	1.54	1,333,940	1.79
Thereafter	5,706,650	2.45	6,312,600	2.28
Total par value	20,159,325	1.45%	20,040,225	1.49%
Premiums	30,739		36,613
Discounts	(3,889)		(4,605)
Hedging adjustments	34,827		(15,269)
TOTAL	$20,221,002		$20,056,964

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2014 and 2013 includes callable bonds totaling $9,726,000,000 and $8,302,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2014 and 2013 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2014	12/31/2013
Due in one year or less	$15,271,800	$14,189,700
Due after one year through two years	2,887,750	3,248,300
Due after two years through three years	1,040,935	1,126,750
Due after three years through four years	448,940	761,935
Due after four years through five years	155,250	378,940
Thereafter	354,650	334,600
TOTAL PAR VALUE	$20,159,325	$20,040,225

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

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2014 and 2013 (in thousands):

Table 10.3

	12/31/2014	12/31/2013
Fixed rate	$11,847,325	$11,705,225
Simple variable rate	5,185,000	5,895,000
Step up/step down	2,830,000	2,220,000
Fixed to variable rate	150,000	45,000
Range	122,000	90,000
Variable to fixed rate	25,000	85,000
TOTAL PAR VALUE	$20,159,325	$20,040,225

Consolidated Discount Notes: Consolidated discount notes are issued to raise short-term funds. Consolidated discount notes are consolidated obligations with original maturities of up to one year. These consolidated discount notes are generally issued at less than their face amount and redeemed at par value when they mature.

Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 10.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2014	$14,219,612	$14,221,276	0.08%

December 31, 2013	$10,889,565	$10,890,528	0.08%

[1]	Represents yield to maturity excluding concession fees.

Concessions on Consolidated Obligations: Unamortized concessions were $10,764,000 and $11,629,000 as of December 31, 2014 and 2013, respectively, and are included in other assets. Amortization of concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $4,504,000, $5,519,000 and $17,948,000 in 2014, 2013, and 2012, respectively. Concessions on discount notes totaled $832,000, $394,000 and $177,000 in 2014, 2013, and 2012, respectively.

Information about the fair value of the consolidated obligations is included in Note 16.

NOTE 11 – AFFORDABLE HOUSING PROGRAM

The Bank Act, as amended by the Financial Institutions Reform, Recovery and Enforcement Act of 1989, requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. By regulation, to fund the AHP, the FHLBanks as a group must annually set aside the greater of $100,000,000 or 10 percent of the current year’s net earnings. For purposes of the AHP calculation, the term “net earnings” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. The FHLBank accrues this expense monthly based on its net earnings.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for the FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

Table 11.1 details the change in the AHP liability for the year ended December 31, 2014, 2013, and 2012 (in thousands):

Table 11.1

	12/31/2014	12/31/2013	12/31/2012
Appropriated and reserved AHP funds as of the beginning of the period	$35,264	$31,198	$31,392
AHP set aside based on current year income	11,783	13,229	12,261
Direct grants disbursed	(16,429)	(10,245)	(13,210)
Recaptured funds[1]	245	1,082	755
Appropriated and reserved AHP funds as of the end of the period	$30,863	$35,264	$31,198

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

As of December 31, 2014, the FHLBank’s AHP accrual on its Statements of Condition consisted of $14,615,000 for the 2015 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $16,248,000 for prior years’ AHP (committed but undisbursed).

NOTE 12 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

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

Tables 12.1 and 12.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2014 and 2013 (in thousands):

Table 12.1

12/31/2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$96,213	$(86,130)	$10,083	$(146)	$9,937
Cleared derivatives	4,419	18,481	22,900	—	22,900
Total derivative assets	100,632	(67,649)	32,983	(146)	32,837
Securities purchased under agreements to resell	1,225,000	—	1,225,000	(1,225,000)	—
TOTAL	$1,325,632	$(67,649)	$1,257,983	$(1,225,146)	$32,837

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 12.2

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

Tables 12.3 and 12.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2014 and 2013 (in thousands):

Table 12.3

12/31/2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$233,123	$(197,831)	$35,292	$(44)	$35,248
Cleared derivatives	49,565	(49,565)	—	—	—
Total derivative liabilities	282,688	(247,396)	35,292	(44)	35,248
TOTAL	$282,688	$(247,396)	$35,292	$(44)	$35,248

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 12.4

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

Table 13.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2014 and 2013 (dollar amounts in thousands):

Table 13.1

	12/31/2014		12/31/2013
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$334,484	$1,392,962	$414,914	$1,389,646
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	5.4%
Total regulatory capital	$1,474,159	$1,605,361	$1,358,012	$1,824,345
Leverage capital ratio	5.0%	6.2%	5.0%	7.4%
Leverage capital	$1,842,699	$2,301,842	$1,697,515	$2,519,168

The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling Acquired Member Assets (AMA) to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 5.0 percent of the principal amount of advances outstanding to the member less the member’s Asset-based Stock Purchase Requirement. There are currently no Activity-based Stock Purchase Requirements for AMA, letters of credit or derivatives.

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

The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2014, 2013, and 2012 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Restricted Retained Earnings: The JCE Agreement is intended to enhance the capital position of each FHLBank. The JCE Agreement provides that each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends.

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

Table 13.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the year ended December 31, 2014, 2013, and 2012 (in thousands):

Table 13.2

	2014	2013	2012
Balance at beginning of period	$4,764	$5,665	$8,369
Capital stock subject to mandatory redemption reclassified from equity during the period	393,848	356,841	381,687
Capital stock previously subject to mandatory redemption reclassified to equity	—	—	(4)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(394,463)	(357,765)	(384,425)
Stock dividend classified as mandatorily redeemable capital stock during the period	38	23	38
Balance at end of period	$4,187	$4,764	$5,665

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

Table 13.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2014 and 2013 (in thousands). The year of redemption in Table 13.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 13.3

Contractual Year of Repurchase	12/31/2014	12/31/2013
Year 1	$53	$166
Year 2	—	52
Year 3	1	—
Year 4	2	—
Year 5	—	74
Past contractual redemption date due to remaining activity[1]	4,131	4,472
TOTAL	$4,187	$4,764

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock. As of December 31, 2014, the balance of mandatorily redeemable capital stock represented two former members in FDIC receivership and eight out-of-district mergers.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2014, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 14.1 summarizes the changes in AOCI for the year ended December 31, 2014, 2013, and 2012 (in thousands):

Table 14.1

	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2011	$(23,759)	$(4,082)	$(27,841)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(4,634)		(4,634)
Accretion of non-credit loss	6,358		6,358
Net gain(loss) - defined benefit pension plan		(661)	(661)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	1,189		1,189
Amortization of net loss - defined benefit pension plan[2]		332	332
Net current period other comprehensive income (loss)	2,913	(329)	2,584
Balance at December 31, 2012	(20,846)	(4,411)	(25,257)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(19)		(19)
Accretion of non-credit loss	4,340		4,340
Net gain(loss) - defined benefit pension plan		1,667	1,667
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	522		522
Amortization of net loss - defined benefit pension plan[2]		386	386
Net current period other comprehensive income (loss)	4,843	2,053	6,896
Balance at December 31, 2013	(16,003)	(2,358)	(18,361)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(4)		(4)
Accretion of non-credit loss	3,713		3,713
Net gain(loss) - defined benefit pension plan		(1,923)	(1,923)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	520		520
Amortization of net loss - defined benefit pension plan[2]		148	148
Net current period other comprehensive income (loss)	4,229	(1,775)	2,454
Balance at December 31, 2014	$(11,774)	$(4,133)	$(15,907)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 15 - PENSION AND POSTRETIREMENT BENEFIT PLANS

Qualified Defined Benefit Multiemployer Plan: The FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2013. For the Pentegra Defined Benefit Plan years ended June 30, 2013 and 2012, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. Table 15.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 15.1

	2014	2013	2012
Net pension cost charged to compensation and benefits expense	$1,604	$2,510	$3,419
Pentegra Defined Benefit Plan funded status as of July 1[1]	111.3%	101.3%	108.4%
FHLBank's funded status as of July 1	117.1%	105.6%	112.4%

[1]
The funded status as of July 1, 2014 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2014 through March 15, 2015. Contributions made on or before March 15, 2015, and designated for the plan year ended June 30, 2014, will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this Form 5500 is due to be filed no later than April 2016). The funded status as of July 1, 2013 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2013 through March 15, 2014. Contributions made on or before March 15, 2014, and designated for the plan year ended June 30, 2013, will be included in the final valuation as of July 1, 2013. The final funded status as of July 1, 2013 will not be available until the Form 5500 for the plan year July 1, 2013 through June 30, 2014 is filed (this Form 5500 is due to be filed no later than April 2015).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $1,046,000, $962,000 and $840,000 to the Pentegra Defined Contribution Plan in 2014, 2013, and 2012, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,081,000, $1,295,000 and $1,214,000 in 2014, 2013, and 2012, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $432,000, $427,000 and $305,000 in 2014, 2013, and 2012, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2014 and 2013 are presented in Table 15.2 (in thousands):

Table 15.2

	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of year	$10,925	$11,911
Service cost	408	469
Interest cost	509	437
Benefits paid	(205)	(225)
Net (gain) loss	1,923	(1,667)
Projected benefit obligation at end of year	13,560	10,925
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	205	225
Benefits paid	(205)	(225)
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$13,560	$10,925
+

Table 15.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2014, 2013, and 2012 (in thousands):

Table 15.3

	2014	2013	2012
Service cost	$408	$469	$433
Interest cost	509	437	439
Amortization of net loss	148	386	332
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,065	$1,292	$1,204

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $397,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2014.

Table 15.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2014, 2013, and 2012 (dollar amounts in thousands):

Table 15.4

	2014	2013	2012
Discount rate - benefit obligation	3.75%	4.75%	3.75%
Discount rate - net periodic benefit cost	4.75%	3.75%	4.20%
Salary increases	5.03%	5.03%	5.06%
Amortization period (years)	8	8	9
Accumulated benefit obligation	$11,196	$9,220	$9,904

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2015 will be $292,000.

The FHLBank’s estimated future benefit payments are presented in Table 15.5 (in thousands):

Table 15.5

Year ending December 31,	Estimated Benefit Payments
2015	$292
2016	342
2017	411
2018	504
2019	587
2020 through 2024	4,496

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2014 and 2013.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications, if any, are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no transfers during the year ended December 31, 2014 and 2013.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of December 31, 2014 and 2013 are summarized in Tables 16.1 and 16.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 16.1

	12/31/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$2,545,311	$2,545,311	$2,545,311	$—	$—	$—
Interest-bearing deposits	1,163	1,163	—	1,163	—	—
Securities purchased under agreements to resell	1,225,000	1,225,000	—	1,225,000	—	—
Federal funds sold	2,075,000	2,075,000	—	2,075,000	—	—
Trading securities	1,462,049	1,462,049	—	1,462,049	—	—
Held-to-maturity securities	4,857,187	4,869,042	—	4,513,082	355,960	—
Advances	18,302,950	18,366,465	—	18,366,465	—	—
Mortgage loans held for portfolio, net of allowance	6,230,172	6,475,740	—	6,475,740	—	—
Accrued interest receivable	70,923	70,923	—	70,923	—	—
Derivative assets	32,983	32,983	—	100,632	—	(67,649)
Liabilities:
Deposits	595,775	595,775	—	595,775	—	—
Consolidated obligation discount notes	14,219,612	14,219,385	—	14,219,385	—	—
Consolidated obligation bonds	20,221,002	20,207,029	—	20,207,029	—	—
Mandatorily redeemable capital stock	4,187	4,187	4,187	—	—	—
Accrued interest payable	58,243	58,243	—	58,243	—	—
Derivative liabilities	35,292	35,292	—	282,688	—	(247,396)
Other Asset (Liability):
Standby letters of credit	(926)	(926)	—	(926)	—	—
Standby bond purchase agreements	222	4,738	—	4,738	—	—
Advance commitments	—	(257)	—	(257)	—	—

Table 16.2

	12/31/2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$1,713,940	$1,713,940	$1,713,940	$—	$—	$—
Interest-bearing deposits	1,116	1,116	—	1,116	—	—
Federal funds sold	575,000	575,000	—	575,000	—	—
Trading securities	2,704,777	2,704,777	—	2,704,777	—	—
Held-to-maturity securities	5,423,659	5,415,205	—	5,038,465	376,740	—
Advances	17,425,487	17,461,489	—	17,461,489	—	—
Mortgage loans held for portfolio, net of allowance	5,949,480	5,991,371	—	5,991,371	—	—
Accrued interest receivable	72,526	72,526	—	72,526	—	—
Derivative assets	27,957	27,957	—	172,806	—	(144,849)
Liabilities:
Deposits	961,888	961,888	—	961,888	—	—
Consolidated obligation discount notes	10,889,565	10,889,682	—	10,889,682	—	—
Consolidated obligation bonds	20,056,964	19,808,605	—	19,808,605	—	—
Mandatorily redeemable capital stock	4,764	4,764	4,764	—	—	—
Accrued interest payable	62,447	62,447	—	62,447	—	—
Derivative liabilities	108,353	108,353	—	470,329	—	(361,976)
Other Asset (Liability):
Standby letters of credit	(996)	(996)	—	(996)	—	—
Standby bond purchase agreements	208	6,868	—	6,868	—	—
Standby credit facility	(45)	(45)	—	(45)	—	—
Advance commitments	—	(182)	—	(182)	—	—

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

Investment Securities - non-MBS: The fair values of short-term non-MBS investments are determined using an income approach based on representative publicly available curves based on the short-term non-MBS investment type.

For non-MBS long-term (as determined by original issuance date) securities, the FHLBank obtains prices from up to four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market‑related data. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

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

▪
Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non‑binding dealer estimates) to determine if an outlier is a better estimate of fair value.

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

As of December 31, 2014, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2014 and 2013.

Investment Securities - MBS/ABS: For MBS/ABS securities, the FHLBank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data (certain inputs are actively quoted and can be validated to external sources). Since many MBS/ABS are not traded on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices does not discard available information.

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

As of December 31, 2014, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2014 and 2013.

Advances: The fair values of advances are determined by calculating the present values of the expected future cash flows from the advances, excluding the amount of accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.

The inputs used to determine the fair values of advances are as follows:

▪
Consolidated Obligation (CO) curve and LIBOR curve. The Office of Finance constructs an internal curve, referred to as the CO curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The CO curve is used for fixed rate callable and non-callable advances. The LIBOR curve is used for variable rate advances and certain fixed rate advances with other optionality.

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

Fair Value Measurements: Tables 16.3 and 16.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of December 31, 2014 and 2013 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 16.3

	12/31/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,016	$—	$25,016	$—	$—
GSE obligations[2,3]	1,299,979	—	1,299,979	—	—
U.S. obligation MBS[4]	963	—	963	—	—
GSE MBS[5]	136,091	—	136,091	—	—
Total trading securities	1,462,049	—	1,462,049	—	—
Derivative assets:
Interest-rate related	32,837	—	100,486	—	(67,649)
Mortgage delivery commitments	146	—	146	—	—
Total derivative assets	32,983	—	100,632	—	(67,649)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,495,032	$—	$1,562,681	$—	$(67,649)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$35,284	$—	$282,680	$—	$(247,396)
Mortgage delivery commitments	8	—	8	—	—
Total derivative liabilities	35,292	—	282,688	—	(247,396)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$35,292	$—	$282,688	$—	$(247,396)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$134	$—	$—	$134	$—
Real estate owned[7]	927	—	—	927	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,061	$—	$—	$1,061	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac and Farm Credit. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[3]	See Note 19 for transactions with other FHLBanks.

[4]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Excludes impaired securities with carrying values less than their fair values at date of impairment.

[7]	Includes real estate owned written down to fair value during the quarter ended December 31, 2014 and still outstanding as of December 31, 2014.

Table 16.4

	12/31/2013
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$260,009	$—	$260,009	$—	$—
U.S. Treasury obligations	25,012	—	25,012	—	—
GSE obligations[2,3]	2,247,966	—	2,247,966	—	—
U.S. obligation MBS[4]	1,090	—	1,090	—	—
GSE MBS[5]	170,700	—	170,700	—	—
Total trading securities	2,704,777	—	2,704,777	—	—
Derivative assets:
Interest-rate related	27,933	—	172,782	—	(144,849)
Mortgage delivery commitments	24	—	24	—	—
Total derivative assets	27,957	—	172,806	—	(144,849)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,732,734	$—	$2,877,583	$—	$(144,849)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$108,064	$—	$470,040	$—	$(361,976)
Mortgage delivery commitments	289	—	289	—	—
Total derivative liabilities	108,353	—	470,329	—	(361,976)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$108,353	$—	$470,329	$—	$(361,976)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$237	$—	$—	$237	$—
Real estate owned[7]	497	—	—	497	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$734	$—	$—	$734	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]
Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac and Farm Credit. GSE securities are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac were placed into conservatorship by the Finance Agency on September 7, 2008 with the Finance Agency named as conservator.

[3]	See Note 19 for transactions with other FHLBanks.

[4]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Excludes impaired securities with carrying values less than their fair values at date of impairment.

[7]	Includes real estate owned written down to fair value during the quarter ended December 31, 2013 and still outstanding as of December 31, 2013.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 10, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $812,794,196,000 and $735,906,150,000 as of December 31, 2014 and 2013, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2014, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2014 and 2013, off-balance sheet commitments are presented in Table 17.1 (in thousands):

Table 17.1

	12/31/2014			12/31/2013
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,544,683	$9,880	$2,554,563	$2,530,810	$12,038	$2,542,848
Standby credit facility commitments outstanding	—	—	—	50,000	—	50,000
Advance commitments outstanding	—	32,796	32,796	6,000	—	6,000
Commitments for standby bond purchases	759,725	785,250	1,544,975	363,777	1,293,972	1,657,749
Commitments to fund or purchase mortgage loans	53,004	—	53,004	65,620	—	65,620
Commitments to issue consolidated bonds, at par	50,000	—	50,000	75,000	—	75,000
Commitments to issue consolidated discount notes, at par[1]	—	—	—	650,000	—	650,000

[1]
The total listed as of December 31, 2013 was omitted from our 2013 Form 10-K and did not impact the FHLBank’s statements of condition, results of operations or cash flows. Although the omitted total was not material to the FHLBank’s disclosures as of December 31, 2013, the amount is included in the current disclosures for comparability purposes.

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2014, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. As of December 31, 2013, outstanding standby letters of credit had original terms of 7 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $926,000 and $996,000 as of December 31, 2014 and 2013, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Standby credit facility (SCF) commitments legally bind and unconditionally obligate the FHLBank for additional advances to stockholders. These commitments are executed for members for a fee and are for terms of up to one year. Unearned fees are recorded in other liabilities and amounted to $45,000 as of December 31, 2013. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2017, though some are renewable at the option of the FHLBank.  As of December 31, 2014 and 2013, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the year ended December 31, 2014 and 2013.

Commitments to Fund or Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to fund/purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $138,000 and $(265,000) as of December 31, 2014 and 2013, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Lease Commitments: Net rental costs under operating leases of approximately $115,000, $118,000 and $110,000 in 2014, 2013, and 2012, respectively, for premises and equipment have been charged to other operating expenses. Future minimum net rentals are summarized in Table 17.2 (in thousands):

Table 17.2

Year	Premises	Equipment	Total
2015	$45	$35	$80
2016	45	32	77
2017	19	29	48
2018	—	29	29
2019	—	28	28
Thereafter	—	—	—
TOTAL	$109	$153	$262

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2014, the total original par value of customer securities held by the FHLBank under this arrangement was $38,273,371,000.

Other commitments and contingencies are discussed in Notes 1, 5, 6, 7, 8, 10, 11, 13 and 15.

NOTE 18 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 18.1 and 18.2 present information as of December 31, 2014 and 2013 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2014 or 2013 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 18.1

12/31/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$124,781	16.3%	$125,281	12.8%
Capitol Federal Savings Bank	KS	2,700	1.3	118,606	15.5	121,306	12.4
Bank of Oklahoma, NA	OK	12,133	5.7	94,153	12.3	106,286	10.9
TOTAL		$15,333	7.2%	$337,540	44.1%	$352,873	36.1%

Table 18.2

12/31/2013
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$136,870	16.7%	$137,370	10.9%
Capitol Federal Savings Bank	KS	2,100	0.5	126,995	15.4	129,095	10.3
TOTAL		$2,600	0.6%	$263,865	32.1%	$266,465	21.2%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2014 and 2013 are summarized in Table 18.3 (dollar amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock.

Table 18.3

	12/31/2014		12/31/2013		12/31/2014		12/31/2013
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$2,736,500	15.1%	$2,720,000	15.8%	$567	0.1%	$538	0.1%
Capitol Federal Savings Bank	2,575,000	14.2	2,525,000	14.7	1,737	0.3	611	0.1
Bank of Oklahoma, NA	2,103,400	11.6			2,534	0.4
TOTAL	$7,414,900	40.9%	$5,245,000	30.5%	$4,838	0.8%	$1,149	0.2%

Capitol Federal Savings Bank and MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2014 and 2013. Bank of Oklahoma, NA did not sell any mortgage loans in the MPF Program during the year ended December 31, 2014.

Transactions with FHLBank Directors’ Financial Institutions: Table 18.4 presents information as of December 31, 2014 and 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 18.4

	12/31/2014		12/31/2013
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$219,239	1.2%	$203,310	1.2%

Deposits	$8,524	1.4%	$6,220	0.6%

Class A Common Stock	$4,175	2.0%	$9,380	2.1%
Class B Common Stock	7,419	1.0	8,332	1.0
TOTAL CAPITAL STOCK	$11,594	1.2%	$17,712	1.4%

Table 18.5 presents mortgage loans acquired during the year ended December 31, 2014 and 2013 for members that had an officer or director serving on the FHLBank’s board of directors in 2014 or 2013 (dollar amounts in thousands).

Table 18.5

	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$90,894	8.7%	$66,533	5.4%

Direct Financing Lease: During 2002, the FHLBank entered into a 20-year direct financing lease with a member for a building complex and property. Either party has the option to terminate this lease after 15 years. The net investment in the direct financing lease with the member is recorded in other assets. The FHLBank’s $7,896,000 up-front payment for its portion of the building complex is recorded in premises, software and equipment. On October 31, 2005, the FHLBank amended its lease to occupy additional building space, thereby reducing the portion of the property previously leased back to the member and decreasing the member’s future lease payments. All other provisions of the original lease remain in effect. The net reduction in the lease receivable is recorded in premises, software and equipment. See Note 7 for additional information on the direct financing lease.

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2014 and 2013, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2014, 2013, and 2012 as presented in Table 19.1 (in thousands). All transactions occurred at market prices.

Table 19.1

Business Activity	2014	2013	2012
Average overnight interbank loan balances to other FHLBanks[1]	$907	$1,847	$2,242
Average overnight interbank loan balances from other FHLBanks[1]	3,014	13,671	3,907
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	698	2,115	1,247
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	3,259	3,126	2,879
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	150,500	—
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

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $229,177,000 and $260,318,000 as of December 31, 2014 and 2013, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $9,019,000, $7,151,000, and $5,582,000 for the year ended December 31, 2014, 2013, and 2012, respectively.