Form 10-Q
period 2015-03-31
Federal Home Loan Bank of Topeka
filed 2015-05-07
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
May 5, 2015
Class A Stock, par value $100 per share	1,909,455
Class B Stock, par value $100 per share	10,927,914

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

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in the mortgage, housing and capital markets;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, interest rates and indices and the timing and volume of market activity;

•
Membership changes, including changes resulting from member failures or mergers, changes in the principal place of business of members or changes in the Federal Housing Finance Agency (Finance Agency) regulations on membership standards;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services;

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

•
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS)/asset-backed securities (ABS) or other assets and related credit enhancement (CE) protections; and

•
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program1).

[1]	"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2014, incorporated by reference herein.

All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by reference to this cautionary notice. The reader should not place undue reliance on such forward‑looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward‑looking statement for any reason to reflect events or circumstances after the date of this report.

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2015	12/31/2014
ASSETS
Cash and due from banks	$878,484	$2,545,311
Interest-bearing deposits	1,660	1,163
Securities purchased under agreements to resell (Note 10)	2,350,000	1,225,000
Federal funds sold	2,130,000	2,075,000

Investment securities:
Trading securities (Note 3)	1,806,094	1,462,049
Held-to-maturity securities[1] (Note 3)	5,291,092	4,857,187
Total investment securities	7,097,186	6,319,236

Advances (Notes 4, 6)	21,265,329	18,302,950

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,287,702	6,234,722
Less allowance for credit losses on mortgage loans (Note 6)	(3,337)	(4,550)
Mortgage loans held for portfolio, net	6,284,365	6,230,172

Accrued interest receivable	64,042	70,923
Premises, software and equipment, net	8,929	10,439
Derivative assets, net (Notes 7, 10)	46,037	32,983
Other assets	38,847	40,800

TOTAL ASSETS	$40,164,879	$36,853,977

LIABILITIES
Deposits (Note 8)	$744,616	$595,775

Consolidated obligations, net:
Discount notes (Note 9)	17,757,801	14,219,612
Bonds (Note 9)	19,383,225	20,221,002
Total consolidated obligations, net	37,141,026	34,440,614

Mandatorily redeemable capital stock (Note 11)	4,545	4,187
Accrued interest payable	68,486	58,243
Affordable Housing Program payable	31,544	30,863
Derivative liabilities, net (Notes 7, 10)	22,498	35,292
Other liabilities	424,948	103,736

TOTAL LIABILITIES	38,437,663	35,268,710

Commitments and contingencies (Note 14)

1    Fair value: $5,301,332 and $4,869,042 as of March 31, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2015	12/31/2014
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,742 and 2,083 shares issued and outstanding) (Note 11)	$174,223	$208,273
Class B ($100 par value; 9,241 and 7,657 shares issued and outstanding) (Note 11)	924,096	765,768
Total capital stock	1,098,319	974,041

Retained earnings:
Unrestricted	564,399	554,189
Restricted	79,168	72,944
Total retained earnings	643,567	627,133

Accumulated other comprehensive income (loss) (Note 12)	(14,670)	(15,907)

TOTAL CAPITAL	1,727,216	1,585,267

TOTAL LIABILITIES AND CAPITAL	$40,164,879	$36,853,977

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2015	03/31/2014
INTEREST INCOME:
Interest-bearing deposits	$54	$37
Securities purchased under agreements to resell	565	14
Federal funds sold	659	249
Trading securities	12,362	13,036
Held-to-maturity securities	10,059	12,311
Advances	31,751	28,788
Prepayment fees on terminated advances	756	275
Mortgage loans held for portfolio	52,016	50,761
Other	352	390
Total interest income	108,574	105,861

INTEREST EXPENSE:
Deposits	164	238
Consolidated obligations:
Discount notes	3,502	1,844
Bonds	48,225	49,240
Mandatorily redeemable capital stock (Note 11)	11	4
Other	58	41
Total interest expense	51,960	51,367

NET INTEREST INCOME	56,614	54,494
(Reversal) provision for credit losses on mortgage loans (Note 6)	(802)	295
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	57,416	54,199

OTHER INCOME (LOSS):
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(187)	(361)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(187)	(361)
Net gain (loss) on trading securities (Note 3)	(5,844)	(5,334)
Net gain (loss) on derivatives and hedging activities (Note 7)	(5,963)	(13,979)
Standby bond purchase agreement commitment fees	1,481	1,556
Letters of credit fees	789	785
Other	508	660
Total other income (loss)	(9,216)	(16,673)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2015	03/31/2014
OTHER EXPENSES:
Compensation and benefits	$8,029	$7,141
Other operating	3,611	3,479
Federal Housing Finance Agency	615	727
Office of Finance	578	539
Other	787	898
Total other expenses	13,620	12,784

INCOME BEFORE ASSESSMENTS	34,580	24,742

Affordable Housing Program	3,459	2,475

NET INCOME	$31,121	$22,267

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2015	03/31/2014
Net income	$31,121	$22,267

Other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Reclassification of non-credit portion included in net income	187	361
Accretion of non-credit portion	952	805
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,139	1,166

Defined benefit pension plan:
Amortization of net loss	98	45
Total defined benefit pension plan	98	45

Total other comprehensive income	1,237	1,211

TOTAL COMPREHENSIVE INCOME	$32,358	$23,478

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	2	237	609	60,868	611	61,105					61,105
Repurchase/redemption of capital stock	(817)	(81,746)	(24)	(2,353)	(841)	(84,099)					(84,099)
Comprehensive income							17,813	4,454	22,267	1,211	23,478
Net reclassification of shares to mandatorily redeemable capital stock	(44)	(4,412)	(671)	(67,129)	(715)	(71,541)					(71,541)
Net transfer of shares between Class A and Class B	665	66,447	(665)	(66,447)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 4.0%):
Cash payment							(79)		(79)		(79)
Stock issued			81	8,095	81	8,095	(8,095)		(8,095)		—
Balance at March 31, 2014	4,106	$410,589	7,552	$755,220	11,658	$1,165,809	$525,228	$56,197	$581,425	$(17,150)	$1,730,084

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Proceeds from issuance of capital stock	—	—	3,356	335,643	3,356	335,643					335,643
Repurchase/redemption of capital stock	(1,164)	(116,437)	(15)	(1,518)	(1,179)	(117,955)					(117,955)
Comprehensive income							24,897	6,224	31,121	1,237	32,358
Net reclassification of shares to mandatorily redeemable capital stock	(16)	(1,574)	(1,064)	(106,449)	(1,080)	(108,023)					(108,023)
Net transfer of shares between Class A and Class B	839	83,961	(839)	(83,961)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(74)		(74)		(74)
Stock issued			146	14,613	146	14,613	(14,613)		(14,613)		—
Balance at March 31, 2015	1,742	$174,223	9,241	$924,096	10,983	$1,098,319	$564,399	$79,168	$643,567	$(14,670)	$1,727,216

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2015	03/31/2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,121	$22,267
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(3,810)	(6,332)
Concessions on consolidated obligations	1,831	1,627
Premiums and discounts on investments, net	75	(195)
Premiums, discounts and commitment fees on advances, net	(2,687)	(3,507)
Premiums, discounts and deferred loan costs on mortgage loans, net	4,207	3,219
Fair value adjustments on hedged assets or liabilities	2,558	3,296
Premises, software and equipment	550	466
Other	98	45
(Reversal) provision for credit losses on mortgage loans	(802)	295
Non-cash interest on mandatorily redeemable capital stock	10	4
Net other-than-temporary impairment losses on held-to-maturity securities	187	361
Net realized (gain) loss on sale of premises and equipment	(6)	—
Other adjustments	344	(2)
Net (gain) loss on trading securities	5,844	5,334
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	19,493	28,366
(Increase) decrease in accrued interest receivable	6,983	10,146
Change in net accrued interest included in derivative assets	(2,512)	(1,745)
(Increase) decrease in other assets	811	1,087
Increase (decrease) in accrued interest payable	10,243	8,882
Change in net accrued interest included in derivative liabilities	(12,797)	(13,926)
Increase (decrease) in Affordable Housing Program liability	681	1,202
Increase (decrease) in other liabilities	(3,852)	(4,493)
Total adjustments	27,449	34,130
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	58,570	56,397

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2015	03/31/2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(12,471)	$39,290
Net (increase) decrease in securities purchased under resale agreements	(1,125,000)	(1,000,000)
Net (increase) decrease in Federal funds sold	(55,000)	(640,000)
Net (increase) decrease in short-term trading securities	(475,000)	60,017
Proceeds from maturities of and principal repayments on long-term trading securities	125,111	528,725
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	348,981	226,484
Purchases of long-term held-to-maturity securities	(457,100)	—
Principal collected on advances	21,244,909	11,157,299
Advances made	(24,189,916)	(9,863,570)
Principal collected on mortgage loans	216,541	158,825
Purchase of mortgage loans	(275,240)	(198,858)
Proceeds from sale of foreclosed assets	1,524	929
Principal collected on other loans made	551	515
Proceeds from sale of premises, software and equipment	22	—
Purchases of premises, software and equipment	(71)	(396)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,652,159)	469,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	151,930	61,802
Net proceeds from issuance of consolidated obligations:
Discount notes	75,744,493	10,692,650
Bonds	2,863,629	2,448,995
Payments for maturing and retired consolidated obligations:
Discount notes	(72,206,340)	(12,224,918)
Bonds	(3,715,000)	(2,764,000)
Proceeds from financing derivatives	11	—
Net interest payments received (paid) for financing derivatives	(21,900)	(21,807)
Proceeds from issuance of capital stock	335,643	61,105
Payments for repurchase/redemption of capital stock	(117,955)	(84,099)
Payments for repurchase of mandatorily redeemable capital stock	(107,675)	(71,668)
Cash dividends paid	(74)	(79)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,926,762	(1,902,019)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,666,827)	(1,376,362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,545,311	1,713,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$878,484	$337,578

Supplemental disclosures:
Interest paid	$49,747	$82,755

Affordable Housing Program payments	$2,815	$1,360

Net transfers of mortgage loans to real estate owned	$1,054	$1,722

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2015

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2014. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 13, 2015 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Reclassifications: The FHLBank identified a classification error in its previously reported Statements of Cash Flows for the three-month period ended March 31, 2014, contained in the previously filed Quarterly Report on Form 10-Q. The error overstated the Net Cash Provided by (Used in) Operating Activities and understated the Net Cash Provided by (Used in) Financing Activities by $13,734,000. The FHLBank determined that the error was not material to the previously issued Statements of Cash Flows. Accordingly, the classification error has been corrected in this Quarterly Report on Form 10-Q. The correction had no impact on the FHLBank’s financial condition or results of operations for any period.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the Financial Accounting Standards Board (FASB) issued amendments to clarify the accounting for cloud computing arrangements. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. This guidance is effective for interim and annual periods, beginning after December 15, 2015, which is January 1, 2016 for the FHLBank, and early adoption is permitted.  The FHLBank can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The FHLBank is in the process of evaluating this guidance and its effect on the FHLBank's financial condition, results of operations, and cash flows.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued guidance that requires a reclassification of debt issuance costs related to a recognized debt liability from other assets to a reduction of the carrying amount of the liability consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs did not change as a result of this amendment. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is January 1, 2016 for the FHLBank. The period-specific effects as a result of applying this guidance are required to be adjusted retrospectively to each individual period presented on the statement of condition. The adoption of this amendment is not expected to have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Amendments to the Consolidation Analysis. In February 2015, FASB issued guidance that impacts reporting entities that are required to evaluate whether they must consolidate certain legal entities. Under the amended guidance, in a consolidation evaluation, more emphasis is placed on variable interests other than fee arrangements, such as principal investment risk or guarantees of the value of the assets or liabilities of the variable interest entity. The amendments emphasize risk of loss in the determination of a controlling financial interest and provide a scope exception for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investments Company Act of 1940 for registered money market funds. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which is January 1, 2016 for the FHLBank. The adoption of this amendment is not expected to have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure. In August 2014, FASB issued guidance to change the accounting for government-guaranteed mortgage loans, including Federal Housing Administration (FHA) and the U.S. Department of Veterans Affairs (VA) loans. The amendments require that a mortgage loan be derecognized and a separate receivable be recognized upon foreclosure if: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the property to the guarantor and make a claim on that guarantee and the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim determined on the basis of fair value is fixed. This receivable should be based upon the principal and interest expected to be recovered from the guarantor. The amendments were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014, which was January 1, 2015 for the FHLBank. The adoption of this amendment did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. In June 2014, FASB issued guidance to change the accounting for repurchase-to-maturity transactions and linked repurchase financings to that of secured borrowings, which is consistent with the accounting for repurchase agreements. The amendments also require two new disclosures: (1) information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements; and (2) increased transparency about the types of collateral pledged for repurchase agreements and similar transactions accounted for as secured borrowings. The amendments were effective for the first interim or annual period beginning after December 15, 2014, which was January 1, 2015 for the FHLBank. The adoption of this amendment did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

Revenue Recognition. In May 2014, FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This standard is effective for fiscal years beginning after December 15, 2016 (January 1, 2017 for the FHLBank), including interim periods within that reporting period. The FHLBank is currently evaluating the new guidance to determine the impact it will have, if any, on its financial condition, results of operations, or cash flows.

Receivables - Troubled Debt Restructurings by Creditors. In January 2014, FASB issued amendments intended to clarify when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when either: (a) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments were effective for interim and annual periods beginning after December 15, 2014 (January 1, 2015 for the FHLBank), with early adoption permitted. The guidance could be adopted using a modified retrospective transition method or a prospective transition method. The adoption of this amendment was prospective and did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of March 31, 2015 are summarized in Table 3.1 (in thousands):

Table 3.1

	03/31/2015
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$474,999	$—	$—	$—	$—	$—	$—
U.S. Treasury obligations	25,006	—	—	—	—	—	—
GSE obligations[1]	1,176,703	—	—	—	—	—	—
State or local housing agency obligations	—	125,395	—	125,395	141	5,984	119,552
Non-mortgage-backed securities	1,676,708	125,395	—	125,395	141	5,984	119,552
Mortgage-backed securities:
U.S. obligation MBS[2]	911	54,965	—	54,965	109	—	55,074
GSE MBS[3]	128,475	4,892,457	—	4,892,457	23,035	10,544	4,904,948
Private-label residential MBS	—	228,099	10,571	217,528	8,874	6,897	219,505
Home equity loan ABS	—	811	64	747	1,506	—	2,253
Mortgage-backed securities	129,386	5,176,332	10,635	5,165,697	33,524	17,441	5,181,780
TOTAL	$1,806,094	$5,301,727	$10,635	$5,291,092	$33,665	$23,425	$5,301,332

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

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Trading and held-to-maturity securities as of December 31, 2014 are summarized in Table 3.2 (in thousands):

Table 3.2

	12/31/2014
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$25,016	$—	$—	$—	$—	$—	$—
GSE obligations[1]	1,299,979	—	—	—	—	—	—
State or local housing agency obligations	—	126,105	—	126,105	148	6,083	120,170
Non-mortgage-backed securities	1,324,995	126,105	—	126,105	148	6,083	120,170
Mortgage-backed securities:
U.S obligation MBS[2]	963	57,562	—	57,562	175	—	57,737
GSE MBS[3]	136,091	4,441,487	—	4,441,487	27,486	13,628	4,455,345
Private-label residential MBS	—	242,970	11,711	231,259	9,195	6,960	233,494
Home equity loan ABS	—	837	63	774	1,522	—	2,296
Mortgage-backed securities	137,054	4,742,856	11,774	4,731,082	38,378	20,588	4,748,872
TOTAL	$1,462,049	$4,868,961	$11,774	$4,857,187	$38,526	$26,671	$4,869,042

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

Table 3.3 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of March 31, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.3

	03/31/2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$37,581	$5,984	$37,581	$5,984
Non-mortgage-backed securities	—	—	37,581	5,984	37,581	5,984
Mortgage-backed securities:
GSE MBS[2]	806,289	816	1,038,594	9,728	1,844,883	10,544
Private-label residential MBS	18,404	205	130,248	11,000	148,652	11,205
Mortgage-backed securities	824,693	1,021	1,168,842	20,728	1,993,535	21,749
TOTAL TEMPORARILY IMPAIRED SECURITIES	$824,693	$1,021	$1,206,423	$26,712	$2,031,116	$27,733

[1]
Total unrealized losses in Table 3.3 will not agree to total gross unrecognized losses in Table 3.1. Total unrealized losses in Table 3.3 include non-credit-related OTTI recognized in accumulated other comprehensive income (AOCI) and gross unrecognized gains on previously other-than-temporarily impaired securities.

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

[1]
Total unrealized losses in Table 3.4 will not agree to total gross unrecognized losses in Table 3.2. Total unrealized losses in Table 3.4 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2015 and December 31, 2014 are shown in Table 3.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.5

	03/31/2015			12/31/2014
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	17,210	17,210	17,092	17,920	17,920	17,779
Due after 10 years	108,185	108,185	102,460	108,185	108,185	102,391
Non-mortgage-backed securities	125,395	125,395	119,552	126,105	126,105	120,170
Mortgage-backed securities	5,176,332	5,165,697	5,181,780	4,742,856	4,731,082	4,748,872
TOTAL	$5,301,727	$5,291,092	$5,301,332	$4,868,961	$4,857,187	$4,869,042

Interest Rate Payment Terms: Table 3.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of March 31, 2015 and December 31, 2014 (in thousands):

Table 3.6

	03/31/2015	12/31/2014
Non-mortgage-backed securities:
Fixed rate	$9,335	$9,335
Variable rate	116,060	116,770
Non-mortgage-backed securities	125,395	126,105
Mortgage-backed securities:
Pass-through securities:
Fixed rate	12	23
Variable rate	1,732,139	1,175,918
Collateralized mortgage obligations:
Fixed rate	401,642	423,333
Variable rate	3,042,539	3,143,582
Mortgage-backed securities	5,176,332	4,742,856
TOTAL	$5,301,727	$4,868,961

Gains and Losses: Net gains (losses) on trading securities during the three months ended March 31, 2015 and 2014 are shown in Table 3.7 (in thousands):

Table 3.7

	Three Months Ended
	03/31/2015	03/31/2014
Net gains (losses) on trading securities held as of March 31, 2015	$(5,831)	$(4,873)
Net gains (losses) on trading securities sold or matured prior to March 31, 2015	(13)	(461)
NET GAIN (LOSS) ON TRADING SECURITIES	$(5,844)	$(5,334)

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2015 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 3.8 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Table 3.8

Private-label Residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	17.3%	11.0%	30.6%	29.6%
Total Prime	17.3	11.0	30.6	29.6
Alt-A:
2004 and prior	14.9	14.2	34.3	9.3
2005	16.0	12.9	38.7	1.6
Total Alt-A	15.8	13.1	37.8	3.1
TOTAL	15.8%	13.1%	37.8%	3.2%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.7%	5.4%	82.7%	4.8%

For the 26 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of March 31, 2015 are presented in Table 3.9 (in thousands):

Table 3.9

	03/31/2015
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$12,092	$11,347	$10,344	$11,365
Alt-A	53,769	48,261	38,693	45,509
Total private-label residential MBS	65,861	59,608	49,037	56,874
Home equity loan ABS:
Subprime	2,642	811	747	2,253
TOTAL	$68,503	$60,419	$49,784	$59,127

Table 3.10 presents a roll-forward of OTTI activity for the three months ended March 31, 2015 and 2014 related to credit losses recognized in earnings (in thousands):

Table 3.10

	Three Months Ended
	03/31/2015	03/31/2014
Balance, beginning of period	$9,406	$9,917
Additional charge on securities for which OTTI was previously recognized[1]	187	361
Amortization of credit component of OTTI[2]	(226)	(383)
Balance, end of period	$9,367	$9,895

[1]	For the three months ended March 31, 2015 and 2014, securities previously impaired represent all securities that were impaired prior to January 1, 2015 and 2014, respectively.

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

As of March 31, 2015, the fair value of a portion of the FHLBank's held-to-maturity MBS portfolio was below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2015 and December 31, 2014, the FHLBank had advances outstanding at interest rates ranging from 0.15 percent to 8.01 percent and 0.11 percent to 8.01 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of March 31, 2015 and December 31, 2014 (in thousands):

Table 4.1

	03/31/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,500,829	0.54%	$6,996,975	0.59%
Due after one year through two years	1,311,509	1.95	1,513,363	2.14
Due after two years through three years	2,527,074	2.56	2,345,877	2.58
Due after three years through four years	1,347,952	1.77	1,501,614	2.16
Due after four years through five years	681,220	2.01	843,465	1.48
Thereafter	5,717,702	1.14	4,939,587	1.21
Total par value	21,086,286	1.16%	18,140,881	1.32%
Discounts	(21,755)		(24,043)
Hedging adjustments	200,798		186,112
TOTAL	$21,265,329		$18,302,950

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2015 and December 31, 2014 include callable advances totaling $5,298,463,000 and $4,825,254,000, respectively. Of these callable advances, there were $5,181,078,000 and $4,697,045,000 of variable rate advances as of March 31, 2015 and December 31, 2014, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of March 31, 2015 and December 31, 2014, the FHLBank had convertible advances outstanding totaling $1,554,542,000 and $1,586,242,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2015 and December 31, 2014 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2015	12/31/2014	03/31/2015	12/31/2014
Due in one year or less	$14,451,299	$11,526,757	$10,879,371	$8,411,617
Due after one year through two years	1,159,997	1,288,157	1,144,209	1,396,863
Due after two years through three years	2,024,859	1,898,273	1,530,332	1,415,935
Due after three years through four years	870,822	1,136,649	1,244,952	1,232,414
Due after four years through five years	653,937	587,884	698,220	905,965
Thereafter	1,925,372	1,703,161	5,589,202	4,778,087
TOTAL PAR VALUE	$21,086,286	$18,140,881	$21,086,286	$18,140,881

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of March 31, 2015 and December 31, 2014 (in thousands):

Table 4.3

	03/31/2015	12/31/2014
Fixed rate:
Due in one year or less	$1,587,728	$1,379,428
Due after one year	6,635,404	6,594,886
Total fixed rate	8,223,132	7,974,314
Variable rate:
Due in one year or less	7,913,101	5,617,547
Due after one year	4,950,053	4,549,020
Total variable rate	12,863,154	10,166,567
TOTAL PAR VALUE	$21,086,286	$18,140,881

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2015 and December 31, 2014 on mortgage loans held for portfolio (in thousands):

Table 5.1

	03/31/2015	12/31/2014
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,526,966	$1,531,229
Fixed rate, long-term, single-family mortgages	4,653,343	4,596,914
Total unpaid principal balance	6,180,309	6,128,143
Premiums	101,040	100,353
Discounts	(2,873)	(3,008)
Deferred loan costs, net	776	830
Other deferred fees	(156)	(168)
Hedging adjustments	8,606	8,572
Total before Allowance for Credit Losses on Mortgage Loans	6,287,702	6,234,722
Allowance for Credit Losses on Mortgage Loans	(3,337)	(4,550)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,284,365	$6,230,172

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of March 31, 2015 and December 31, 2014 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2015	12/31/2014
Conventional loans	$5,555,320	$5,497,001
Government-guaranteed or insured loans	624,989	631,142
TOTAL UNPAID PRINCIPAL BALANCE	$6,180,309	$6,128,143

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

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each member, includes an ongoing review of each member’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing members’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act of 1932, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, agriculture loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon member credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the member. The FHLBank can also require additional or substitute collateral to protect its security interest. The FHLBank’s management believes that these policies effectively manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of March 31, 2015 and December 31, 2014, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2015 and December 31, 2014, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2015 and 2014.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of March 31, 2015 and December 31, 2014, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off‑balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure, see Note 14.

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

Conventional Mortgage Loans Held For Portfolio: The allowance for conventional loans is determined by a formula analysis based upon loss factors predominantly calculated using a historical analysis of loan performance. Delinquent loan migration analysis is performed to determine default probability rates, and historical loss analysis is performed to determine loss severity rates, both of which are then utilized as loss factors within the formula analysis. These analyses include consideration of various data observations, such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for conventional mortgage loan losses may consist of: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; (3) reviewing homogeneous pools of residential mortgage loans; and/or (4) estimating credit losses in the remaining portfolio. The formula analysis is consistently applied, but loss factors may be adjusted in response to changing conditions, as a result of management’s assessment of the adequacy of the allowance to absorb losses inherent in the portfolio.

During the first quarter of 2015, the FHLBank modified its technique for calculating the allowance for credit losses in connection with the adoption of Advisory Bulletin 2012-02 (AB 2012-02), Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention, effective January 1, 2015. The adoption of AB 2012-02 is considered a change in estimate; however, it did not have a material impact to our financial condition, results of operations or cash flows. AB 2012-02 establishes a standard methodology for classifying loans, other real estate owned, and certain other assets, excluding investment securities, and prescribes the timing of asset charge-offs based upon these classifications. Management charges off delinquent mortgage loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Additionally, the adoption of AB 2012-02 requires any outstanding loan balance in excess of the fair value of the property, less cost to sell, to be classified as "Loss" when the loan is no more than 180 days delinquent, and a charge-off taken during the period identified. Fraudulent loans or borrowers in bankruptcy are also subject to the charge-off provisions of AB 2012-02. In conjunction with the implementation of AB 2012-02, management determined that a life-to-date net gain/loss on a loan transferred to real estate owned (REO), which includes charge-offs on loans considered impaired in compliance with AB 2012-02, would provide a more precise loss severity rate than the previous method of only considering losses from sale of the REO property. Management believes this change in technique will improve the FHLBank’s estimate of inherent losses in the portfolio.

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

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of March 31, 2015 and December 31, 2014, and all such investments acquired during the years ended March 31, 2015 and December 31, 2014 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of March 31, 2015 and December 31, 2014, and all such investments acquired during the years ended March 31, 2015 and December 31, 2014 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three months ended March 31, 2015 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2015 (in thousands):

Table 6.1

	03/31/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$4,550	$—	$—	$—	$4,550
Net charge-offs	(411)	—	—	—	(411)
(Reversal) provision for credit losses	(802)	—	—	—	(802)
Balance, end of three-month period	$3,337	$—	$—	$—	$3,337

Allowance for credit losses, end of period:
Individually evaluated for impairment	$23	$—	$—	$—	$23
Collectively evaluated for impairment	$3,314	$—	$—	$—	$3,314

Recorded investment[2], end of period:
Individually evaluated for impairment:
Impaired with or without a related allowance	$15,124	$—	$—	$—	$15,124
Not impaired, no related allowance	—	—	21,286,420	21,459	21,307,879
Total individually evaluated for impairment	15,124	—	21,286,420	21,459	21,323,003
Collectively evaluated for impairment	5,661,184	642,079	—	—	6,303,263
Total	$5,676,308	$642,079	$21,286,420	$21,459	$27,626,266

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

[2]
The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.2 presents a roll-forward of the allowance for credit losses for the year ended March 31, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2014 (in thousands):

Table 6.2

	03/31/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$6,748	$—	$—	$—	$6,748
Net charge-offs	(166)	—	—	—	(166)
Provision for credit losses	295	—	—	—	295
Balance, end of three-month period	$6,877	$—	$—	$—	$6,877

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	$6,877	$—	$—	$—	$6,877

Recorded investment[2], end of period:
Individually evaluated for impairment[3]	$—	$—	$16,133,586	$23,022	$16,156,608
Collectively evaluated for impairment	5,358,439	662,237	—	—	6,020,676
Total	$5,358,439	$662,237	$16,133,586	$23,022	$22,177,284

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2015 (dollar amounts in thousands):

Table 6.3

	03/31/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$31,174	$18,877	$—	$—	$50,051
Past due 60-89 days delinquent	8,252	4,441	—	—	12,693
Past due 90 days or more delinquent	15,298	6,455	—	—	21,753
Total past due	54,724	29,773	—	—	84,497
Total current loans	5,621,584	612,306	21,286,420	21,459	27,541,769
Total recorded investment	$5,676,308	$642,079	$21,286,420	$21,459	$27,626,266

Other delinquency statistics:
In process of foreclosure, included above[3]	$5,498	$3,493	$—	$—	$8,991
Serious delinquency rate[4]	0.3%	1.0%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$6,455	$—	$—	$6,455
Loans on non-accrual status[5]	$19,558	$—	$—	$—	$19,558

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,547,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 6.4 summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2014 (dollar amounts in thousands):

Table 6.4

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

Individually Evaluated Impaired Loans: Table 6.5 presents the recorded investment, UPB, and related allowance of impaired loans individually assessed for impairment as of March 31, 2015 (dollar amounts in thousands):

Table 6.5

	03/31/15
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$14,942	$14,879	$—
With an allowance	182	179	23
TOTAL	$15,124	$15,058	$23

Table 6.6 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three months ended March 31, 2015 (dollar amounts in thousands):

Table 6.6

	Three months ended March 31,
	2015
	Average Recorded Investment	Interest Income Recognized
With no related allowance	$14,946	$88
With an allowance	183	—
TOTAL	$15,129	$88

The FHLBank had $4,437,000 and $4,628,000 classified as REO recorded in other assets as of March 31, 2015 and December 31, 2014, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2015 and December 31, 2014 (in thousands):

Table 7.1

	03/31/2015			12/31/2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,080,107	$96,022	$200,223	$11,605,502	$89,100	$198,181
Interest rate caps/floors	137,000	—	640	187,000	—	956
Total derivatives designated as hedging relationships	11,217,107	96,022	200,863	11,792,502	89,100	199,137
Derivatives not designated as hedging instruments:
Interest rate swaps	2,431,820	1,116	69,961	2,416,820	1,402	83,507
Interest rate caps/floors	3,759,800	8,114	25	4,090,800	9,984	36
Mortgage delivery commitments	108,829	524	17	53,004	146	8
Total derivatives not designated as hedging instruments	6,300,449	9,754	70,003	6,560,624	11,532	83,551
TOTAL	$17,517,556	105,776	270,866	$18,353,126	100,632	282,688
Netting adjustments and cash collateral[1]		(59,739)	(248,368)		(67,649)	(247,396)
DERIVATIVE ASSETS AND LIABILITIES		$46,037	$22,498		$32,983	$35,292

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $221,135,000 and $209,164,000 as of March 31, 2015 and December 31, 2014, respectively. Cash collateral received was $32,506,000 and $29,417,000 as of March 31, 2015 and December 31, 2014, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three months ended March 31, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended
	03/31/2015	03/31/2014
Derivatives designated as hedging instruments:
Interest rate swaps	$(833)	$(1,255)
Total net gain (loss) related to fair value hedge ineffectiveness	(833)	(1,255)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	5,556	8,495
Interest rate caps/floors	(1,859)	(12,126)
Net interest settlements	(9,551)	(9,903)
Mortgage delivery commitments	724	810
Total net gain (loss) related to derivatives not designated as hedging instruments	(5,130)	(12,724)
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(5,963)	$(13,979)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended March 31, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	03/31/2015				03/31/2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$(17,985)	$17,654	$(331)	$(32,918)	$18,917	$(18,589)	$328	$(35,869)
Consolidated obligation bonds	15,985	(16,623)	(638)	21,149	27,060	(28,643)	$(1,583)	21,450
Consolidated obligation discount notes	49	87	136	9	—	—	—	—
TOTAL	$(1,951)	$1,118	$(833)	$(11,760)	$45,977	$(47,232)	$(1,255)	$(14,419)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $36,095,000 and $31,332,000 as of March 31, 2015 and December 31, 2014, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of March 31, 2015 and December 31, 2014 was $33,995,000 and $50,791,000, respectively, for which the FHLBank has posted collateral with a fair value of $11,721,000 and $16,422,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $14,700,000 and $21,700,000 of collateral to its bilateral derivative counterparties as of March 31, 2015 and December 31, 2014, respectively.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2015 and December 31, 2014.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of March 31, 2015 and December 31, 2014 (in thousands):

Table 8.1

	03/31/2015	12/31/2014
Interest-bearing:
Demand	$230,102	$188,886
Overnight	426,300	331,300
Term	30,100	29,400
Total interest-bearing	686,502	549,586
Non-interest-bearing:
Demand	58,114	46,189
Total non-interest-bearing	58,114	46,189
TOTAL DEPOSITS	$744,616	$595,775

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

Table 9.1

	03/31/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$6,488,550	0.37%	$6,165,800	0.42%
Due after one year through two years	2,530,750	1.50	3,167,750	1.08
Due after two years through three years	1,744,635	2.07	1,861,935	2.15
Due after three years through four years	1,458,690	1.71	1,578,940	1.74
Due after four years through five years	1,660,800	1.50	1,678,250	1.54
Thereafter	5,420,950	2.48	5,706,650	2.45
Total par value	19,304,375	1.46%	20,159,325	1.45%
Premiums	31,259		30,739
Discounts	(3,862)		(3,889)
Hedging adjustments	51,453		34,827
TOTAL	$19,383,225		$20,221,002

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2015 and December 31, 2014 includes callable bonds totaling $9,276,500,000 and $9,726,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2015 and December 31, 2014 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	03/31/2015	12/31/2014
Due in one year or less	$14,880,050	$15,271,800
Due after one year through two years	2,318,750	2,887,750
Due after two years through three years	872,635	1,040,935
Due after three years through four years	548,690	448,940
Due after four years through five years	182,800	155,250
Thereafter	501,450	354,650
TOTAL PAR VALUE	$19,304,375	$20,159,325

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2015 and December 31, 2014 (in thousands):

Table 9.3

	03/31/2015	12/31/2014
Fixed rate	$11,317,375	$11,847,325
Simple variable rate	5,245,000	5,185,000
Step up/step down	2,400,000	2,830,000
Fixed to variable rate	220,000	150,000
Range	122,000	122,000
Variable to fixed rate	—	25,000
TOTAL PAR VALUE	$19,304,375	$20,159,325

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

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2015	$17,757,801	$17,759,249	0.07%

December 31, 2014	$14,219,612	$14,221,276	0.08%

[1]	Represents yield to maturity excluding concession fees.

NOTE 10 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2015 and December 31, 2014 (in thousands):

Table 10.1

03/31/2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$102,771	$(89,545)	$13,226	$(524)	$12,702
Cleared derivatives	3,005	29,806	32,811	—	32,811
Total derivative assets	105,776	(59,739)	46,037	(524)	45,513
Securities purchased under agreements to resell	2,350,000	—	2,350,000	(2,350,000)	—
TOTAL	$2,455,776	$(59,739)	$2,396,037	$(2,350,524)	$45,513

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 10.2

12/31/2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$96,213	$(86,130)	$10,083	$(146)	$9,937
Cleared derivatives	4,419	18,481	22,900	—	22,900
Total derivative assets	100,632	(67,649)	32,983	(146)	32,837
Securities purchased under agreements to resell	$1,225,000	$—	$1,225,000	$(1,225,000)	$—
TOTAL	$1,325,632	$(67,649)	$1,257,983	$(1,225,146)	$32,837

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2015 and December 31, 2014 (in thousands):

Table 10.3

03/31/2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$206,003	$(183,505)	$22,498	$(42)	$22,456
Cleared derivatives	64,863	(64,863)	—	—	—
Total derivative liabilities	270,866	(248,368)	22,498	(42)	22,456
TOTAL	$270,866	$(248,368)	$22,498	$(42)	$22,456

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 10.4

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

Table 11.1

	03/31/2015		12/31/2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$291,825	$1,567,725	$334,484	$1,392,962
Total regulatory capital-to-asset ratio	4.0%	4.3%	4.0%	4.4%
Total regulatory capital	$1,606,595	$1,746,431	$1,474,159	$1,605,361
Leverage capital ratio	5.0%	6.3%	5.0%	6.2%
Leverage capital	$2,008,244	$2,530,293	$1,842,699	$2,301,842

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

Table 11.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three months ended March 31, 2015 and 2014 (in thousands):

Table 11.2

	Three Months Ended
	03/31/2015	03/31/2014
Balance at beginning of period	$4,187	$4,764
Capital stock subject to mandatory redemption reclassified from equity during the period	108,023	71,541
Redemption or repurchase of mandatorily redeemable capital stock during the period	(107,675)	(71,668)
Stock dividend classified as mandatorily redeemable capital stock during the period	10	4
Balance at end of period	$4,545	$4,641

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2015 and December 31, 2014 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	03/31/2015	12/31/2014
Year 1	$553	$53
Year 2	—	—
Year 3	1	1
Year 4	2	2
Year 5	1	—
Past contractual redemption date due to remaining activity[1]	3,988	4,131
TOTAL	$4,545	$4,187

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2015, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended March 31, 2015 and 2014 (in thousands):

Table 12.1

	Three Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2013	$(16,003)	$(2,358)	$(18,361)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	805		805
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	361		361
Amortization of net loss - defined benefit pension plan[2]		45	45
Net current period other comprehensive income (loss)	1,166	45	1,211
Balance at March 31, 2014	$(14,837)	$(2,313)	$(17,150)

Balance at December 31, 2014	$(11,774)	$(4,133)	$(15,907)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	952		952
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	187		187
Amortization of net loss - defined benefit pension plan[2]		98	98
Net current period other comprehensive income (loss)	1,139	98	1,237
Balance at March 31, 2015	$(10,635)	$(4,035)	$(14,670)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2015 and December 31, 2014.

Subjectivity of Estimates: Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates.

Fair Value Hierarchy: The FHLBank records trading securities, derivative assets and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS/ABS, impaired mortgage loans held for portfolio and non-financial assets on a non-recurring basis. The fair value hierarchy requires the FHLBank to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability. The FHLBank must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2015 and 2014.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of March 31, 2015 and December 31, 2014 are summarized in Tables 13.1 and 13.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 13.1

	03/31/2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$878,484	$878,484	$878,484	$—	$—	$—
Interest-bearing deposits	1,660	1,660	—	1,660	—	—
Securities purchased under agreements to resell	2,350,000	2,350,000	—	2,350,000	—	—
Federal funds sold	2,130,000	2,130,000	—	2,130,000	—	—
Trading securities	1,806,094	1,806,094	—	1,806,094	—	—
Held-to-maturity securities	5,291,092	5,301,332	—	4,960,022	341,310	—
Advances	21,265,329	21,347,731	—	21,347,731	—	—
Mortgage loans held for portfolio, net of allowance	6,284,365	6,571,536	—	6,569,631	1,905	—
Accrued interest receivable	64,042	64,042	—	64,042	—	—
Derivative assets	46,037	46,037	—	105,776	—	(59,739)
Liabilities:
Deposits	744,616	744,616	—	744,616	—	—
Consolidated obligation discount notes	17,757,801	17,757,654	—	17,757,654	—	—
Consolidated obligation bonds	19,383,225	19,431,281	—	19,431,281	—	—
Mandatorily redeemable capital stock	4,545	4,545	4,545	—	—	—
Accrued interest payable	68,486	68,486	—	68,486	—	—
Derivative liabilities	22,498	22,498	—	270,866	—	(248,368)
Other Asset (Liability):
Standby letters of credit	(794)	(794)	—	(794)	—	—
Standby bond purchase agreements	173	6,081	—	6,081	—	—
Advance commitments	—	735	—	735	—	—

Table 13.2

	12/31/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$2,545,311	$2,545,311	$2,545,311	$—	$—	$—
Interest-bearing deposits	1,163	1,163	—	1,163	—	—
Securities purchased under agreements to resell	1,225,000	1,225,000	—	1,225,000	—	—
Federal funds sold	2,075,000	2,075,000	—	2,075,000	—	—
Trading securities	1,462,049	1,462,049	—	1,462,049	—	—
Held-to-maturity securities	4,857,187	4,869,042	—	4,513,082	355,960	—
Advances	18,302,950	18,366,465	—	18,366,465	—	—
Mortgage loans held for portfolio, net of allowance	6,230,172	6,475,740	—	6,475,740	—	—
Accrued interest receivable	70,923	70,923	—	70,923	—	—
Derivative assets	32,983	32,983	—	100,632	—	(67,649)
Liabilities:
Deposits	595,775	595,775	—	595,775	—	—
Consolidated obligation discount notes	14,219,612	14,219,385	—	14,219,385	—	—
Consolidated obligation bonds	20,221,002	20,207,029	—	20,207,029	—	—
Mandatorily redeemable capital stock	4,187	4,187	4,187	—	—	—
Accrued interest payable	58,243	58,243	—	58,243	—	—
Derivative liabilities	35,292	35,292	—	282,688	—	(247,396)
Other Asset (Liability):
Standby letters of credit	(926)	(926)	—	(926)	—	—
Standby bond purchase agreements	222	4,738	—	4,738	—	—
Advance commitments	—	(257)	—	(257)	—	—

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of March 31, 2015 and December 31, 2014 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the carrying amount. For additional information on the valuation of impaired loans, see Note 6. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 13.3

	03/31/2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$474,999	$—	$474,999	$—	$—
U.S. Treasury obligations	25,006	—	25,006	—	—
GSE obligations[2]	1,176,703	—	1,176,703	—	—
U.S. obligation MBS[3]	911	—	911	—	—
GSE MBS[4]	128,475	—	128,475	—	—
Total trading securities	1,806,094	—	1,806,094	—	—
Derivative assets:
Interest-rate related	45,513	—	105,252	—	(59,739)
Mortgage delivery commitments	524	—	524	—	—
Total derivative assets	46,037	—	105,776	—	(59,739)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,852,131	$—	$1,911,870	$—	$(59,739)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$22,481	$—	$270,849	$—	$(248,368)
Mortgage delivery commitments	17	—	17	—	—
Total derivative liabilities	22,498	—	270,866	—	(248,368)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$22,498	$—	$270,866	$—	$(248,368)

Nonrecurring fair value measurements - Assets:
Mortgage loans held for portfolio[5]	$1,905	$—	$—	$1,905	$—
Real estate owned[6]	795	—	—	795	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,700	$—	$—	$2,700	$—

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

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Includes mortgage loans held for portfolio adjusted to fair value during the quarter ended March 31, 2015 and still outstanding as of March 31, 2015.

[6]	Includes real estate owned adjusted to fair value during the quarter ended March 31, 2015 and still outstanding as of March 31, 2015.

Table 13.4

	12/31/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,016	$—	$25,016	$—	$—
GSE obligations[2]	1,299,979	—	1,299,979	—	—
U.S. obligation MBS[3]	963	—	963	—	—
GSE MBS[4]	136,091	—	136,091	—	—
Total trading securities	1,462,049	—	1,462,049	—	—
Derivative assets:
Interest-rate related	32,837	—	100,486	—	(67,649)
Mortgage delivery commitments	146	—	146	—	—
Total derivative assets	32,983	—	100,632	—	(67,649)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,495,032	$—	$1,562,681	$—	$(67,649)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$35,284	$—	$282,680	$—	$(247,396)
Mortgage delivery commitments	8	—	8	—	—
Total derivative liabilities	35,292	—	282,688	—	(247,396)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$35,292	$—	$282,688	$—	$(247,396)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[5]:
Private-label residential MBS	$134	$—	$—	$134	$—
Real estate owned[6]	927	—	—	927	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,061	$—	$—	$1,061	$—

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

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Excludes impaired securities with carrying values less than their fair values at date of impairment.

[6]	Includes real estate owned written down to fair value during the quarter ended December 31, 2014 and still outstanding as of December 31, 2014.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $775,132,886,000 and $812,794,196,000 as of March 31, 2015 and December 31, 2014, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of March 31, 2015, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2015 and December 31, 2014, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	03/31/2015			12/31/2014
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,592,456	$13,797	$2,606,253	$2,544,683	$9,880	$2,554,563
Advance commitments outstanding	5,627	32,796	38,423	—	32,796	32,796
Commitments for standby bond purchases	812,719	640,278	1,452,997	759,725	785,250	1,544,975
Commitments to fund or purchase mortgage loans	108,829	—	108,829	53,004	—	53,004
Commitments to issue consolidated bonds, at par	353,025	—	353,025	50,000	—	50,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2015, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. As of December 31, 2014, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $794,000 and $926,000 as of March 31, 2015 and December 31, 2014, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2018, though some are renewable at the option of the FHLBank. As of March 31, 2015 and December 31, 2014, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2015 and 2014.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $507,000 and $138,000 as of March 31, 2015 and December 31, 2014, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

NOTE 15 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information as of March 31, 2015 and December 31, 2014 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2015 or 2014 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

03/31/2015
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$9,450	5.3%	$168,126	18.2%	$177,576	16.1%
Capitol Federal Savings Bank	KS	500	0.3	154,451	16.7	154,951	14.0
MidFirst Bank	OK	500	0.3	146,194	15.8	146,694	13.3
TOTAL		$10,450	5.9%	$468,771	50.7%	$479,221	43.4%

Table 15.2

12/31/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$124,781	16.3%	$125,281	12.8%
Capitol Federal Savings Bank	KS	2,700	1.3	118,606	15.5	121,306	12.4
Bank of Oklahoma, NA	OK	12,133	5.7	94,153	12.3	106,286	10.9
TOTAL		$15,333	7.2%	$337,540	44.1%	$352,873	36.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2015 and December 31, 2014 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	03/31/2015		12/31/2014		03/31/2015		12/31/2014
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Bank of Oklahoma, NA	$3,700,000	17.5%	$2,103,400	11.6%	$2,113	0.3%	$2,534	0.4%
Capitol Federal Savings Bank	3,375,000	16.0	2,575,000	14.2	550	0.1	1,737	0.3
MidFirst Bank	3,203,000	15.2	2,736,500	15.1	291	—	567	0.1
TOTAL	$10,278,000	48.7%	$7,414,900	40.9%	$2,954	0.4%	$4,838	0.8%

Bank of Oklahoma, NA, MidFirst Bank and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2015 and 2014.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of March 31, 2015 and December 31, 2014 for members that had an officer or director serving on the FHLBank’s board of directors in 2015 or 2014 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	03/31/2015		12/31/2014
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$192,976	0.9%	$219,239	1.2%

Deposits	$10,939	1.5%	$8,524	1.4%

Class A Common Stock	$4,350	2.4%	$4,175	2.0%
Class B Common Stock	8,333	0.9	7,419	1.0
TOTAL CAPITAL STOCK	$12,683	1.1%	$11,594	1.2%

Table 15.5 presents mortgage loans acquired during the three months ended March 31, 2015 and 2014 for members that had an officer or director serving on the FHLBank’s board of directors in 2015 or 2014 (dollar amounts in thousands).

Table 15.5

	Three Months Ended
	03/31/2015		03/31/2014
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$26,791	9.9%	$13,167	6.7%

Direct Financing Lease: During 2002, the FHLBank entered into a 20-year direct financing lease with a member for a building complex and property. Either party has the option to terminate this lease after 15 years. The net investment in the direct financing lease with the member is recorded in other assets. The FHLBank’s $7,896,000 up-front payment for its portion of the building complex is recorded in premises, software and equipment. On October 31, 2005, the FHLBank amended its lease to occupy additional building space, thereby reducing the portion of the property previously leased back to the member and decreasing the member’s future lease payments. All other provisions of the original lease remained in effect. The net reduction in the lease receivable is recorded in premises, software and equipment. On March 31, 2015, the FHLBank provided a Notice of Termination of FHLBank Occupancy (Notice) to the member stating that the FHLBank plans to terminate its occupancy of the space currently occupied by the FHLBank as its headquarters. The Notice reflects the FHLBank’s intent to terminate its occupancy and initiate the sale of its space to the member on March 31, 2018. The 20-year direct financing lease will remain in place for the member's space being leased thereafter. Beginning April 1, 2018, the member's future lease payments will revert back to the initial amount prior to the October 31, 2005 amendment. The direct financing lease has been adjusted accordingly.

See Note 6 for additional information on the direct financing lease.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2014, which includes audited financial statements and related notes for the year ended December 31, 2014. Our MD&A includes the following sections:

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

In the fourth quarter of 2014, the boards of directors of the FHLBank of Des Moines and the FHLBank of Seattle executed a definitive merger agreement after receiving unanimous approval from their boards of directors. The Finance Agency approved the merger application, subject to the satisfaction of specific closing conditions set forth in the Finance Agency's approval letter. Assuming the Finance Agency’s conditions are satisfied, the merger is expected to be effective on May 31, 2015. The continuing FHLBank would be headquartered in Des Moines.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, members are required to purchase shares of Class A Common Stock based on the member’s total assets. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are unpaid principal balances outstanding). At our discretion, we may repurchase excess Common Stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we always strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay stable dividends.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2015	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Statement of Condition (as of period end):
Total assets	$40,164,879	$36,853,977	$38,528,044	$33,320,873	$32,099,092
Investments[1]	11,578,846	9,620,399	9,075,621	8,774,310	9,524,184
Advances	21,265,329	18,302,950	20,574,600	17,449,516	16,112,925
Mortgage loans, net[2]	6,284,365	6,230,172	6,164,822	6,090,846	5,984,655
Total liabilities	38,437,663	35,268,710	36,837,646	31,859,399	30,369,008
Deposits	744,616	595,775	677,069	776,902	1,020,230
Consolidated obligation bonds, net[3]	19,383,225	20,221,002	20,025,472	19,405,969	19,765,733
Consolidated obligation discount notes, net[3]	17,757,801	14,219,612	15,947,588	11,462,971	9,356,707
Total consolidated obligations, net[3]	37,141,026	34,440,614	35,973,060	30,868,940	29,122,440
Mandatorily redeemable capital stock	4,545	4,187	4,371	4,519	4,641
Total capital	1,727,216	1,585,267	1,690,398	1,461,474	1,730,084
Capital stock	1,098,319	974,041	1,090,263	877,592	1,165,809
Total retained earnings	643,567	627,133	615,192	599,999	581,425
Accumulated other comprehensive income (loss) (AOCI)	(14,670)	(15,907)	(15,057)	(16,117)	(17,150)
Statement of Income (for the quarterly period ended):
Net interest income	56,614	57,800	56,572	56,299	54,494
(Reversal) provision for credit losses on mortgage loans	(802)	117	82	(2,109)	295
Other income (loss)	(9,216)	(15,219)	(10,805)	(13,153)	(16,673)
Other expenses	13,620	12,981	13,880	13,498	12,784
Income before assessments	34,580	29,483	31,805	31,757	24,742
AHP assessments	3,459	2,950	3,181	3,177	2,475
Net income	31,121	26,533	28,624	28,580	22,267
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	74	74	75	71	79
Dividends paid in stock[4]	14,613	14,518	13,356	9,935	8,095
Weighted average dividend rate[5]	5.19%	5.17%	5.15%	4.22%	2.60%
Dividend payout ratio[6]	47.19%	55.00%	46.92%	35.01%	36.71%
Return on average equity	7.10%	6.07%	6.93%	7.48%	4.91%
Return on average assets	0.32%	0.27%	0.32%	0.35%	0.27%
Average equity to average assets	4.48%	4.53%	4.56%	4.69%	5.57%
Net interest margin[7]	0.58%	0.60%	0.63%	0.69%	0.67%
Total capital ratio[8]	4.30%	4.30%	4.39%	4.39%	5.39%
Regulatory capital ratio[9]	4.35%	4.36%	4.44%	4.45%	5.46%
Ratio of earnings to fixed charges[10]	1.67	1.57	1.63	1.64	1.48

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $3,337,000, $4,550,000, $4,591,000, $4,658,000 and $6,877,000 as of March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $11,000, $11,000, $13,000, $12,000 and $4,000 for the quarters ended March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

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

Net income increased $8.8 million, or 39.8 percent, to $31.1 million for the three months ended March 31, 2015 compared to $22.3 million for the three months ended March 31, 2014. The increase in net income was due primarily to fair value fluctuations related to derivatives and hedging activities, a small increase in net interest income, and a decrease in the provision/reversal for credit losses on mortgage loans. The $8.0 million increase in net income from derivatives and hedging activities was due primarily to less pronounced fair value declines on interest rate caps during the current period compared to the prior year period. The decline in interest rates that impacted the caps during the current quarter was of a lesser magnitude than the decline in the prior year period. The FHLBank's largest source of revenue, net interest income, increased $2.1 million, or 3.9 percent, in the first quarter of 2015 compared to the same period of 2014 due to an increase in the average balance of advances and mortgage loans, partially offset by a decrease in yield on both instruments. The $1.1 million decrease in the provision for credit losses on mortgage loans was a result of an improvement in credit quality along with adjustments to loss factors used in calculating the allowance for credit losses on mortgage loans during the first quarter of 2015. Detailed discussion relating to the fluctuations in net interest income, the net gain (loss) on derivatives and hedging activities, and the allowance for credit losses on mortgage loans can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $3.3 billion, or 9.0 percent, from December 31, 2014 to March 31, 2015. This increase was due primarily to a $3.0 billion, or 16.2 percent, increase in advances, and a $0.8 billion, or 12.3 percent, increase in investment securities. The increase in advances was largely due to an increase in our lowest yielding line of credit advance product, which was attributed to the increase in dividend rates (discussed below), which effectively reduces the cost of our advances to the member and increases the member's ability to profitably deploy the funding. We have been actively promoting the impact of our Class B Common Stock dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends. The increase in investment securities corresponded to the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission asset ratio (discussed below).

Total liabilities increased $3.2 billion, or 9.0 percent, from December 31, 2014 to March 31, 2015. This increase was primarily due to a $3.5 billion increase in consolidated obligation discount notes, partially offset by a $0.8 billion decrease in consolidated obligation bonds. Our funding mix generally is driven by asset composition, so the increase in discount notes and the corresponding decline in consolidated obligation bonds for the current period is the result of an increase in our line of credit product balance and short-term advances, which are generally funded by discount notes. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on equity (ROE) was 7.10 percent and 4.91 percent for the three months ended March 31, 2015 and 2014, respectively. The improvement in ROE was due in part to a decrease in average capital as a result of capital management changes that began in the second quarter of 2014 along with the general increase in net income. The income volatility related to fair value changes in derivative and hedging activities was also a significant factor in the year over year change in ROE.

Dividends paid to members totaled $14.7 million for the three months ended March 31, 2015 compared to $8.2 million for the same period in the prior year. The dividend rate for Class A Common Stock remained at 1.00 percent and the dividend rate for Class B Common Stock remained at 6.00 percent for the first quarter of 2015 compared to the previous quarter. Changes in the weighted average dividend rates between the quarters ended March 31, 2015 (5.19 percent) and 2014 (2.60 percent) occurred primarily due to the dividend rate increases during 2014 and a reduction in Class A Common Stock due to excess stock repurchases under our current capital management practices. Other factors impacting the stock class mix and average dividend rates include: (1) a reduction in our activity stock (Class B Common Stock) requirement for advances in the second quarter of 2014; (2) weekly exchanges of excess Class B Common Stock to Class A Common Stock; and (3) periodic repurchases of excess Class A Common Stock. We changed our management of capital levels during 2014, including a reduction in our activity-based stock purchase requirement (see “Liquidity and Capital Resources - Capital” under this Item 2), establishing periodic repurchases of excess Class A Common Stock, and increasing our dividend payout ratio among other practices, while maintaining sufficient levels of liquidity to fulfill our mission.

Finance Agency guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2015. Our ratio of average advances and average mortgage loans to average consolidated obligations (core mission assets ratio) was 79 percent for the first quarter of 2015. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain this level throughout 2015.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2015	03/31/2014
Market Instrument	Three-month	Three-month	03/31/2015	12/31/2014	03/31/2014
	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.11%	0.07%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.02	0.04	0.03	0.04	0.03
3-month LIBOR[1]	0.26	0.24	0.27	0.26	0.23
2-year U.S. Treasury note[1]	0.59	0.36	0.55	0.67	0.43
5-year U.S. Treasury note[1]	1.45	1.59	1.38	1.65	1.74
10-year U.S. Treasury note[1]	1.96	2.76	1.93	2.17	2.73
30-year residential mortgage note rate[2]	3.91	4.54	3.89	4.04	4.56

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Funding rates have stabilized over the last several months as the market waits for direction on when the FOMC will begin increasing the Federal funds target rate. Weak economic data has pushed expectations of a target rate increase from June 2015 to fall or winter of 2015. However, because the FOMC has largely eliminated forward guidance from its statements, the projected increase date and short-term rates in general will fluctuate with changes in economic data. The FOMC is considering the same broad range of economic indicators in their consideration of continued accommodative monetary policy. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries and Agency MBS are expected to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. During the first quarter of 2015, U.S. Treasury rates declined from the year ended December 31, 2014 across all maturities, which has resulted in a generally stable and favorable funding environment. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds, which allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout the first quarter of 2015, despite a slight increase in cost towards the end of the quarter due to reluctance by dealers to hold our debt in inventory on the last day of a quarter. The U.S. Treasury Department announced a new federal debt limit during the first quarter of 2015, which is expected to meet federal obligations until at least the fall of 2015, so concerns over the federal debt ceiling are not currently a factor in our ability to secure funding.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2015.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	3/31/2015 vs. 3/31/2014
	Dollar Change	Percentage Change
Total interest income	$2,713	2.6%
Total interest expense	593	1.2
Net interest income	2,120	3.9
Provision (reversal) for credit losses on mortgage loans	(1,097)	(371.9)
Net interest income after mortgage loan loss provision	3,217	5.9
Net gain (loss) on trading securities	(510)	(9.6)
Net gain (loss) on derivatives and hedging activities	8,016	57.3
Other non-interest income	(49)	(1.9)
Total other income (loss)	7,457	44.7
Operating expenses	1,020	9.6
Other non-interest expenses	(184)	(8.5)
Total other expenses	836	6.5
AHP assessments	984	39.8
NET INCOME	$8,854	39.8%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended
	03/31/2015		03/31/2014
	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$23,699	21.8%	$25,647	24.2%
Advances	32,507	30.0	29,063	27.5
Mortgage loans held for portfolio	52,016	47.9	50,761	47.9
Other	352	0.3	390	0.4
TOTAL INTEREST INCOME	$108,574	100.0%	$105,861	100.0%

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended March 31, 2015 was $31.1 million compared to $22.3 million for the three months ended March 31, 2014. The $8.8 million increase was due primarily to fair value fluctuations related to derivatives and hedging activities, an increase in net interest income, and a decrease in the provision/reversal for credit losses on mortgage loans. The $2.1 million increase in net interest income was due to an increase in the average balance of advances and mortgage loans, partially offset by a decrease in yield on both instruments. The $1.1 million decrease in the provision/reversal for credit losses on mortgage loans was a result of improvement in credit quality, along with adjustments to loss factors used in calculating the allowance for credit losses during the first quarter of 2015.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans and investments less interest paid on consolidated obligations, deposits and other borrowings is the primary source of our earnings. The increase in net interest income for the three months ended March 31, 2015 compared to March 31, 2014 was due primarily to a $5.3 billion increase in the average balance of advances and $0.3 billion increase in the average balance of mortgage loans, which helped offset the 19 basis point decrease in the average yield on interest-earning assets. Net interest margin decreased by nine basis points and net interest spread decreased by seven basis points between the current quarter and the prior year quarter (see Table 5). The decreases in net interest spread and margin in the first quarter of 2015 also were driven by the decrease in the average yields on advances and mortgage loans, but were partially offset by a 12 basis point decrease in the average rate on borrowings, all of which are discussed in greater detail below.

The average yield on investments, which consist of interest-bearing deposits, Federal funds sold, securities purchased under agreement to resell (reverse repurchase agreements), and investment securities, decreased 19 basis points, from 1.09 percent for the quarter ended March 31, 2014 to 0.90 percent for the quarter ended March 31, 2015, resulting from compositional changes in the portfolio, despite increasing yields on individual portfolios. The decrease in the average yield on investments between the three months ended March 31, 2015 and 2014 was largely due to prepayments of higher rate MBS/CMOs that were reinvested into lower rate or variable rate MBS/CMOs or other lower-yielding instruments (Federal funds sold and reverse repurchase agreements). At times during 2014, we did not reinvest MBS portfolio prepayments in new MBS because of the focus on our core mission assets ratio as well as our inability to purchase MBS at prices that would generate what we consider to be acceptable spreads. While we plan to maintain our focus on our core mission assets ratio during 2015, we anticipate that we will purchase MBS as long as we can do so at prices that will generate what we consider to be acceptable spreads.

The average yield on advances decreased 10 basis points, from 0.68 percent for the three months ended March 31, 2014 to 0.58 percent for the three months ended March 31, 2015. The decrease in the average yield on advances was due to a continued shift in composition that began in 2012 and accelerated in 2014 and into the first quarter of 2015, which has resulted in an increase in our lowest yielding advance product, our line of credit advances. The average balance of advances increased 30.8 percent, between the first quarter of 2014 and the first quarter of 2015, with the majority of the increase occurring in our line of credit advances. The FHLBank has been actively promoting the impact of our Class B Common Stock dividend on the effective borrowing cost of short-term advances to increase member awareness of the benefit of higher dividends.

The average yield on mortgage loans decreased eight basis points, from 3.45 percent for the three months ended March 31, 2014 to 3.37 percent for the three months ended March 31, 2015. The decrease in yield was due to an increase in premium amortization as mortgage rates decreased towards the end of 2014 and during the first quarter of 2015 and prepayments on higher coupon loans increased (yields on mortgage loans decline as premiums are amortized; amortization accelerates as prepayments increase). The decrease is also a result of purchases of mortgage loans at rates lower than the existing portfolio. We expect to see an increase in prepayments and a related acceleration in premium amortization in 2015, resulting from the decline in mortgage rates, which will reduce our average yield on mortgage loans.

The average cost of consolidated obligation bonds remained unchanged at 0.99 percent for the three months ended March 31, 2015 and 2014, and the average cost of discount notes also remained unchanged at 0.08 percent between periods. The average balance of discount notes increased by $7.5 billion, or 79.4 percent, while average bond balances have declined slightly, which has reduced the total cost of our interest-bearing liabilities by 12 basis points. We expect short-term interest rates to remain low for much of 2015, so we expect our total interest bearing liability cost to remain relatively stable over the next few quarters. However, we do not expect to be able to call and replace debt at lower rates to the same extent during 2015 as we did in 2014. When we call and replace callable debt, it generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity using the level-yield method. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days). For further discussion of how we use callable bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 7 and 8 under this Item 2), which distorts yields, especially for trading investments that are swapped to a variable rate.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	03/31/2015			03/31/2014
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$223,292	$54	0.10%	$210,800	$37	0.07%
Securities purchased under agreements to resell	1,511,944	565	0.15	86,111	14	0.06
Federal funds sold	2,349,122	659	0.11	1,472,222	249	0.07
Investment securities[1]	6,594,240	22,421	1.38	7,814,066	25,347	1.32
Advances[2,3]	22,690,545	32,507	0.58	17,348,274	29,063	0.68
Mortgage loans[2,4,5]	6,251,528	52,016	3.37	5,963,407	50,761	3.45
Other interest-earning assets	21,886	352	6.53	23,753	390	6.69
Total earning assets	39,642,557	108,574	1.11	32,918,633	105,861	1.30
Other non-interest-earning assets	29,656			109,332
Total assets	$39,672,213			$33,027,965

Interest-bearing liabilities:
Deposits	$754,279	$164	0.09%	$1,072,934	$238	0.09%
Consolidated obligations[2]:
Discount Notes	16,927,623	3,502	0.08	9,433,498	1,844	0.08
Bonds	19,712,189	48,225	0.99	20,262,917	49,240	0.99
Other borrowings	10,604	69	2.62	7,280	45	2.45
Total interest-bearing liabilities	37,404,695	51,960	0.56	30,776,629	51,367	0.68
Capital and other non-interest-bearing funds	2,267,518			2,251,336
Total funding	$39,672,213			$33,027,965

Net interest income and net interest spread[6]		$56,614	0.55%		$54,494	0.62%

Net interest margin[7]			0.58%			0.67%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 6 summarizes changes in interest income and interest expense (in thousands):

Table 6

	Three Months Ended
	3/31/2015 vs. 3/31/2014
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$2	$15	$17
Securities purchased under agreements to resell	509	42	551
Federal funds sold	195	215	410
Investment securities	(4,102)	1,176	(2,926)
Advances	8,067	(4,623)	3,444
Mortgage loans	2,414	(1,159)	1,255
Other assets	(29)	(9)	(38)
Total earning assets	7,056	(4,343)	2,713
Interest Expense:
Deposits	(69)	(5)	(74)
Consolidated obligations:
Discount notes	1,545	113	1,658
Bonds	(1,345)	330	(1,015)
Other borrowings	21	3	24
Total interest-bearing liabilities	152	441	593
Change in net interest income	$6,904	$(4,784)	$2,120

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

As demonstrated in Tables 7 and 8, the majority of the derivative net gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 7 and 8. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a much lesser degree. We generally record net fair value gains on derivatives when the overall level of interest rates rises over the period and record net fair value losses when the overall level of interest rates falls over the period, due to the mix of the economic hedges.

In the first quarter of 2015, net gains and losses on derivatives and hedging activities resulted in a decrease to net income of $6.0 million, compared to a decrease in net income of $14.0 million in the first quarter of 2014. As noted previously, the changes are primarily attributable to volatility in the fair value of our economic derivatives. The net income increase of $8.0 million between periods includes losses on our interest rate cap portfolio as fair values declined due to lower interest rates, although the decrease for the current period was far less pronounced, as the prior period had more significant losses due to gains recognized during 2013 as fair values increased due to an increase and steepening of the general level of the interest rate swap curve. In both quarters, we experienced increases in the fair value of our interest rate swaps matched to GSE debentures as a result of the passage of time as several derivatives approached maturity (reducing the overall loss position of the derivatives) and changes in interest rates for their respective maturities (pay fixed rate swap), but these increases were offset by decreases in the fair values of the swapped GSE debentures, which are recorded in net gain (loss) on trading securities.

While the net interest received (paid) on the associated economic interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the GSE debentures, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities. See Tables 34 and 35 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 7 and 8 categorize the earnings impact by product for hedging activities (in thousands):

Table 7

	Three Months Ended 03/31/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,212)	$—	$(322)	$—	$(2)	$(2,536)
Net interest settlements	(30,706)	—	—	9	21,151	(9,546)
Subtotal	(32,918)	—	(322)	9	21,149	(12,082)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(331)	—	—	136	(638)	(833)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	5,460	—	—	96	5,556
Interest rate caps	—	(1,859)	—	—	—	(1,859)
Mortgage delivery commitments	—	—	724	—	—	724
Economic hedges – net interest received (paid)	—	(11,127)	—	—	1,576	(9,551)
Subtotal	(331)	(7,526)	724	136	1,034	(5,963)
Net impact of derivatives and hedging activities	(33,249)	(7,526)	402	145	22,183	(18,045)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(5,769)	—	—	—	(5,769)
TOTAL	$(33,249)	$(13,295)	$402	$145	$22,183	$(23,814)

Table 8

	Three Months Ended 03/31/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,048)	$—	$(369)	$125	$(3,292)
Net interest settlements	(32,821)	—	—	21,325	(11,496)
Subtotal	(35,869)	—	(369)	21,450	(14,788)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	328	—	—	(1,583)	(1,255)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	7,236	—	1,259	8,495
Interest rate caps/floors	—	(12,126)	—	—	(12,126)
Mortgage delivery commitments	—	—	810	—	810
Economic hedges – net interest received (paid)	—	(11,043)	—	1,140	(9,903)
Subtotal	328	(15,933)	810	816	(13,979)
Net impact of derivatives and hedging activities	(35,541)	(15,933)	441	22,266	(28,767)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(5,027)	—	—	(5,027)
TOTAL	$(35,541)	$(20,960)	$441	$22,266	$(33,794)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 7 and 8. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 9 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 9

	Three Months Ended
	03/31/2015	03/31/2014
GSE debentures	$(5,780)	$(5,298)
U.S. Treasury note	(10)	15
Agency MBS/CMO	(53)	(43)
Short-term money market securities	(1)	(8)
TOTAL	$(5,844)	$(5,334)

The majority of the volatility in the net gain (loss) of our trading portfolio can be attributed to fair value changes on GSE debentures. The largest component of our trading portfolio is comprised of fixed rate GSE debentures, and generally most of the securities are related to economic hedges. The fair values of these GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. An increase in interest rates and GSE credit spreads resulted in fair value losses on the GSE debentures for the first quarter of 2014. During 2014, interest rates in the one- to three- year range continued to increase, resulting in additional losses on the GSE debentures for the first quarter of 2015, but the decrease in GSE credit spreads reduced the magnitude of those losses. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses. The largest component of operating expenses, compensation and benefits, increased by $0.9 million, or 12.4 percent, for the quarter ended March 31, 2015 compared to the prior year quarter. The increase is due to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation.

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

Adjusted income is a non-GAAP financial measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. These non-GAAP financial measures are frequently used by our stakeholders in the evaluation of our performance, but they have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

For the three months ended March 31, 2015, adjusted net income increased by $2.2 million compared to the three months ended March 31, 2014 (see Table 10). This increase parallels the increase in GAAP net interest income before provision/reversal for credit losses on mortgage loans. This increase, when compared to the more dramatic increase in net income computed in accordance with GAAP, illustrates the impact of the volatility of fair value fluctuations in derivatives and hedging activities and trading securities. Table 10 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 10

	Three Months Ended
	03/31/2015	03/31/2014
Net income, as reported under GAAP	$31,121	$22,267
AHP assessments	3,459	2,475
Income before AHP assessments	34,580	24,742
Derivative-related and other excluded items[1]	1,500	9,135
Adjusted income (a non-GAAP measure)	$36,080	$33,877

[1]
Consists of fair value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

Table 11 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital (dollar amounts in thousands). Adjusted ROE spread (a non-GAAP financial measure) increased by 73 basis points, or by 9.9 percent, for the three months ended March 31, 2015 compared to the prior year quarter. The increase in adjusted ROE spread is a result of the change in capital stock activity requirements for advances and capital management practices that went into effect during the second quarter of 2014 (see additional discussion under this Item 2 – "Liquidity and Capital Resources - Capital"). Likewise, the decrease in our capital stock activity requirement for advances coupled with the repurchase of a significant amount of excess stock after the first quarter of 2014 is the primary cause of the decrease in average GAAP total capital of 3.4 percent for the three months ended March 31, 2015.

Table 11

	Three Months Ended
	03/31/2015	03/31/2014
Average GAAP total capital for the period	$1,776,764	$1,839,379
ROE, based upon GAAP net income	7.10%	4.91%
Adjusted ROE, based upon adjusted income	8.24%	7.47%
Average overnight Federal funds effective rate	0.11%	0.07%
Adjusted ROE as a spread to average overnight Federal funds effective rate	8.13%	7.40%

Financial Condition

Overall: Total assets increased $3.3 billion, or 9.0 percent, from December 31, 2014 to March 31, 2015. This increase was due primarily to a $3.0 billion, or 16.2 percent, increase in advances, and a $0.8 billion, or 12.3 percent, increase in investment securities (investments classified as trading or held-to-maturity). The increase in advances was largely due to an increase in short-term advances, which was attributed to the increase in dividend rates that effectively reduces the cost of our advances to the member and increases the member's ability to profitably deploy the funding. We have been actively promoting the impact of the dividend on the effective borrowing cost of our advances to increase member awareness of the benefit of higher dividends. Increases in the balances of total consolidated obligations and total capital between March 31, 2015 and December 31, 2014 also reflect increased advance utilization.

As a percentage of assets at March 31, 2015 compared to December 31, 2014, short-term investments, advances and investment securities increased while cash and mortgage loans decreased, despite a small increase in the mortgage loan portfolio. The concentrations of discount notes and consolidated obligation bonds are generally driven by asset composition, so the increase in discount notes and the corresponding decline in consolidated obligation bonds for the current period is the result of an increase in our line of credit product balance and short-term advances, which are generally funded by discount notes. Table 12 presents the percentage concentration of the major components of our Statements of Condition:

Table 12

	Component Concentration
	03/31/2015	12/31/2014
Assets:
Cash and due from banks	2.2%	6.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.2	9.0
Investment securities	17.7	17.1
Advances	52.9	49.7
Mortgage loans, net	15.6	16.9
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.9%	1.6%
Consolidated obligation discount notes, net	44.2	38.6
Consolidated obligation bonds, net	48.3	54.9
Other liabilities	1.3	0.6
Total liabilities	95.7	95.7

Capital:
Capital stock outstanding	2.7	2.6
Retained earnings	1.6	1.7
Accumulated other comprehensive income (loss)	—	—
Total capital	4.3	4.3
Total liabilities and capital	100.0%	100.0%

Table 13 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 13

	Increase (Decrease) in Components
	3/31/2015 vs. 12/31/2014
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,666,827)	(65.5)%
Investments[1]	1,958,447	20.4
Advances	2,962,379	16.2
Mortgage loans, net	54,193	0.9
Derivative assets, net	13,054	39.6
Other assets	(10,344)	(8.5)
Total assets	$3,310,902	9.0%

Liabilities:
Deposits	$148,841	25.0%
Consolidated obligations, net	2,700,412	7.8
Derivative liabilities, net	(12,794)	(36.3)
Other liabilities	332,494	168.8
Total liabilities	3,168,953	9.0

Capital:
Capital stock outstanding	124,278	12.8
Retained earnings	16,434	2.6
Accumulated other comprehensive income (loss)	1,237	7.8
Total capital	141,949	9.0
Total liabilities and capital	$3,310,902	9.0%

1    Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance products are developed, as authorized in the Bank Act and in regulations established by the Finance Agency, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 14 summarizes advances outstanding by product (dollar amounts in thousands):

Table 14

	03/31/2015		12/31/2014
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$7,540,076	35.8%	$5,349,579	29.5%
Regular adjustable rate advances	70,000	0.3	22,943	0.1
Adjustable rate callable advances	5,099,260	24.2	4,615,227	25.4
Customized advances:
Adjustable rate advances with embedded caps or floors	72,000	0.3	97,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	81,818	0.4	81,818	0.5
Total adjustable rate advances	12,863,154	61.0	10,166,567	56.0
Fixed rate:
Standard advance products:
Short-term fixed rate advances	377,305	1.8	67,052	0.4
Regular fixed rate advances	4,934,420	23.4	4,954,635	27.3
Fixed rate callable advances	75,445	0.3	85,445	0.5
Standard housing and community development advances:
Regular fixed rate advances	349,548	1.7	327,015	1.8
Fixed rate callable advances	2,000	—	2,000	—
Total fixed rate advances	5,738,718	27.2	5,436,147	30.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,554,542	7.4	1,586,242	8.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	443,650	2.1	452,517	2.5
Fixed rate callable amortizing advances	32,942	0.2	33,651	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	446,282	2.1	458,644	2.5
Fixed rate callable amortizing advances	6,998	0.0	7,113	0.1
Total amortizing advances	929,872	4.4	951,925	5.3
TOTAL PAR VALUE	$21,086,286	100.0%	$18,140,881	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at March 31, 2015 and December 31, 2014. The 16.2 percent increase in advance par value (see Table 14) was due to a significant increase in our line of credit product as well as smaller increases in adjustable rate callable advances and short-term fixed rate advances. The increase in our line of credit product was largely a result of efforts to promote the pricing advantages of advances when taking our dividend payment rates into consideration. We expect advances as a percent of total assets to increase as part of our core mission asset focus (see “Executive Level Overview ” under this Item 2) but we cannot predict member demand for our advance products.

As of March 31, 2015 and December 31, 2014, 61.7 percent and 65.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced in the latter half of 2014 and the first quarter of 2015 is a result of a smaller number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during the latter half of 2014 and the first quarter of 2015.

Rather than match funding long-term, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one‑ or three‑month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 86.5 percent and 84.1 percent of our total advance portfolio as of March 31, 2015 and December 31, 2014, respectively.

Table 15 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 15

	03/31/2015		12/31/2014
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$3,700,000	17.5%	$2,103,400	11.6%
Capitol Federal Savings Bank	3,375,000	16.0	2,575,000	14.2
MidFirst Bank	3,203,000	15.2	2,736,500	15.1
United of Omaha Life Insurance Co.	740,091	3.5	591,818	3.2
Bellco Credit Union	536,325	2.6
American Fidelity Assurance Co.			521,500	2.9
TOTAL	$11,554,416	54.8%	$8,528,218	47.0%

Table 16 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 16

	Three Months Ended
	03/31/2015		03/31/2014
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$16,125	26.0%	$13,768	22.3%
American Fidelity Assurance Co.	4,278	6.9	4,458	7.2
MidFirst Bank	2,589	4.2
Bank of Oklahoma, NA	1,923	3.1
United of Omaha Life Insurance Co.	1,562	2.5	1,714	2.8
Security Benefit Life Insurance Co.			2,691	4.4
Ent Federal Credit Union			1,593	2.6
TOTAL	$26,477	42.7%	$24,224	39.3%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(30.7) million and $(32.8) million for the three months ended March 31, 2015 and 2014, respectively.

Table 4 presents the amount of interest income on advances as a percentage of total interest income for the three months ended March 31, 2015 and 2014.

MPF Program: The MPF Program is considered an attractive secondary mortgage market alternative for our members, especially the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government fixed rate, size-conforming, single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the three months ended March 31, 2015 was $0.3 billion. These new originations and acquisitions, net of loan payments received and excluding amounts participated to other FHLBanks, resulted in an increase of 0.9 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2014 to March 31, 2015. Net mortgage loans as a percentage of total assets decreased from 16.9 percent as of December 31, 2014 to 15.6 percent as of March 31, 2015. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three months ended March 31, 2015 and 2014.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFIs' level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2015.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. We discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs. During the first quarter of 2015, we received approval from the Finance Agency to offer participation interests in risk-sharing MPF loan pools to member institutions. We are currently in the planning process for operational preparedness for this new activity, which may further enhance our ability to manage the size of our MPF portfolio in the future.

The number of approved PFIs decreased from 281 as of December 31, 2014 to 278 as of March 31, 2015. During the three months ended March 31, 2015, we purchased loans from 155 PFIs with no one PFI accounting for more than 5.4 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2015 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 17 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

Table 17

	03/31/2015		12/31/2014
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Mutual of Omaha Bank	$237,576	3.8%	$246,851	4.0%
FirstBank of Colorado	215,944	3.5	209,593	3.4
Tulsa Teachers Credit Union	177,931	2.9	167,449	2.7
SAC Federal Credit Union	140,840	2.3	135,909	2.2
Farmers Bank & Trust N.A.	121,358	2.0	122,898	2.0
TOTAL	$893,649	14.5%	$882,700	14.3%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2015 was 751 and 73.1 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience and observed trends in loan delinquencies. During the first quarter of 2015, we modified our technique for calculating the allowance for credit losses in connection with the adoption of Advisory Bulletin 2012-02 (AB 2012-02), Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention, effective January 1, 2015. The adoption of AB 2012-02 is considered a change in estimate; however, it did not have a material impact to our financial condition, results of operations or cash flows. A delinquent mortgage loan is charged off when the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Additionally, under AB 2012-02, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as "Loss" when the loan is no more than 180 days delinquent, and a charge-off taken during the period identified. Fraudulent loans or borrowers in bankruptcy are also subject to the charge-off provisions of AB 2012-02. In conjunction with the implementation of AB 2012-02, management determined that a life-to-date net gain/loss on a loan transferred to REO, which includes charge-offs on loans considered impaired in compliance with AB 2012-02, would provide a more precise loss severity rate than the previous method of only considering losses from sale of the REO property. With the recent improvements in home prices and overall decrease in our delinquency rate, we believe that our refinement in technique better reflects economic conditions during the reporting period and maintains our allowance for credit losses at a level adequate to absorb probable and estimable credit losses inherent in our portfolio.

The decrease in the provision for credit losses during the current quarter and decrease in the allowance balance as a percent of UPB as of March 31, 2015 were primarily attributable to improvements in credit quality during the period and the implementation of AB 2012-02 with the change in technique contributing to the decrease to a smaller degree. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and to provide primary and secondary market support for the U.S. housing securities market. Total investments increased 20.4 percent from December 31, 2014 to March 31, 2015 primarily due to an increase in MBS and certificates of deposit, which corresponded to the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission assets ratio. These investments are generally transacted with government agencies and large financial institutions that we consider to be of investment quality. The Finance Agency defines investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, and meet other financial obligations such as debt servicing, consist primarily of reverse repurchase agreements, interest-bearing deposits, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations and guidelines set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of operational disruptions. See “Risk Management – Liquidity Risk Management” under this Item 2 for a discussion of our liquidity management.

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

Table 18 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 18

	03/31/2015	12/31/2014
Interest-bearing deposits	$—	$63
Federal funds sold	2,130,000	2,075,000
Certificates of deposit	474,999	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,604,999	$2,075,063

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K. As of March 31, 2015, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of March 31, 2015, all unsecured term investments were rated as investment grade based on NRSROs (see Table 22).

Table 19 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2015. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 19

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$—	$50,000	$—	$50,000
U.S. subsidiaries of foreign commercial banks	70,000	—	—	70,000
Total domestic and U.S. subsidiaries of foreign commercial banks	70,000	50,000	—	120,000
U.S. Branches and agency offices of foreign commercial banks:
Sweden	615,000	100,000	—	715,000
Canada	300,000	99,999	125,000	524,999
Finland	315,000	—	—	315,000
Germany	315,000	—	—	315,000
Norway	315,000	—	—	315,000
Netherlands	300,000	—	—	300,000
Total U.S. Branches and agency offices of foreign commercial banks	2,160,000	199,999	125,000	2,484,999
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,230,000	$249,999	$125,000	$2,604,999

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, Canada, Germany, Netherlands, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

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

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of March 31, 2015, the amortized cost of our MBS/CMO portfolio represented 304 percent of our regulatory capital due to some capital repurchases that occurred prior to quarter end. As of March 31, 2015, we held $128.9 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. All of the MBS/CMOs in the trading portfolio are variable rate Agency securities.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not practice active trading, but hold trading securities for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of March 31, 2015 or December 31, 2014. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 of the Notes to Financial Statements under Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 20 (in thousands).

Table 20

	03/31/2015	12/31/2014
Trading securities:
Certificates of deposit	$474,999	$—
U.S. Treasury obligations	25,006	25,016
GSE debentures	1,176,703	1,299,979
Mortgage-backed securities:
U.S. obligation MBS	911	963
GSE MBS	128,475	136,091
Total trading securities	1,806,094	1,462,049
Held-to-maturity securities:
State or local housing agency obligations	125,395	126,105
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	54,965	57,562
GSE MBS	4,892,457	4,441,487
Private-label residential MBS	217,528	231,259
Home equity loan ABS	747	774
Total held-to-maturity securities	5,291,092	4,857,187
Total securities	7,097,186	6,319,236

Interest-bearing deposits	1,660	1,163

Federal funds sold	2,130,000	2,075,000

Securities purchased under agreements to resell	2,350,000	1,225,000
TOTAL INVESTMENTS	$11,578,846	$9,620,399

The contractual maturities of our investments are summarized by security type in Table 21 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 21

	03/31/2015
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$474,999	$—	$—	$—	$474,999
U.S. Treasury obligations	25,006	—	—	—	25,006
GSE debentures	408,916	653,874	113,913	—	1,176,703
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	911	911
GSE MBS	—	—	—	128,475	128,475
Total trading securities	908,921	653,874	113,913	129,386	1,806,094
Yield on trading securities	1.43%	5.38%	3.25%	2.03%
Held-to-maturity securities:
State or local housing agency obligations	—	—	17,210	108,185	125,395
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	12	—	—	54,953	54,965
GSE MBS	—	62,680	1,731,869	3,097,908	4,892,457
Private-label residential MBS	—	17,842	9,187	190,499	217,528
Home equity loans ABS	—	—	—	747	747
Total held-to-maturity securities	12	80,522	1,758,266	3,452,292	5,291,092
Yield on held-to-maturity securities	6.97%	2.28%	1.57%	1.65%

Total securities	908,933	734,396	1,872,179	3,581,678	7,097,186
Yield on total securities	1.43%	5.02%	1.66%	1.66%

Interest-bearing deposits	1,660	—	—	—	1,660

Federal funds sold	2,130,000	—	—	—	2,130,000

Securities purchased under agreements to resell	2,350,000	—	—	—	2,350,000
TOTAL INVESTMENTS	$5,390,593	$734,396	$1,872,179	$3,581,678	$11,578,846

Securities Ratings – Tables 22 and 23 present the carrying value of our investments by rating as of March 31, 2015 and December 31, 2014 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 22

	03/31/2015
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$1,660	$—	$—	$—	$—	$1,660

Federal funds sold[2]	—	315,000	1,815,000	—	—	—	2,130,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,350,000	2,350,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	324,999	150,000	—	—	—	474,999
U.S. Treasury obligations	—	25,006	—	—	—	—	25,006
GSE debentures	—	1,176,703	—	—	—	—	1,176,703
State or local housing agency obligations	81,830	30,000	13,565	—	—	—	125,395
Total non-mortgage-backed securities	81,830	1,556,708	163,565	—	—	—	1,802,103
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	55,876	—	—	—	—	55,876
GSE MBS	—	5,020,932	—	—	—	—	5,020,932
Private label residential MBS	—	5,420	6,062	77,024	128,960	62	217,528
Home equity loan ABS	—	—	—	—	486	261	747
Total mortgage-backed securities	—	5,082,228	6,062	77,024	129,446	323	5,295,083

TOTAL INVESTMENTS	$81,830	$6,955,596	$1,984,627	$77,024	$129,446	$2,350,323	$11,578,846

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $12.1 million at March 31, 2015.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 35 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 23

	12/31/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$63	$1,100	$—	$—	$—	$—	$1,163

Federal funds sold[2]	—	—	2,075,000	—	—	—	2,075,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	1,225,000	1,225,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,016	—	—	—	—	25,016
GSE debentures	—	1,299,979	—	—	—	—	1,299,979
State or local housing agency obligations	81,955	30,000	—	14,150	—	—	126,105
Total non-mortgage-backed securities	81,955	1,354,995	—	14,150	—	—	1,451,100
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	58,525	—	—	—	—	58,525
GSE MBS	—	4,577,578	—	—	—	—	4,577,578
Private label residential MBS	—	6,161	6,879	84,013	134,141	65	231,259
Home equity loan ABS	—	—	—	—	534	240	774
Total mortgage-backed securities	—	4,642,264	6,879	84,013	134,675	305	4,868,136

TOTAL INVESTMENTS	$82,018	$5,998,359	$2,081,879	$98,163	$134,675	$1,225,305	$9,620,399

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.3 million at December 31, 2014.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 2 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 24 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 24

	03/31/2015			12/31/2014
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$22,342	$88,231	$110,573	$24,730	$92,710	$117,440
Alt-A	59,372	64,625	123,997	64,196	67,979	132,175
Total private-label residential MBS	81,714	152,856	234,570	88,926	160,689	249,615
Home equity loan ABS:
Subprime	—	2,642	2,642	—	2,707	2,707
TOTAL	$81,714	$155,498	$237,212	$88,926	$163,396	$252,322

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 25 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 25

03/31/2015
Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$5,433	$—	$—	$5,433
Single-A	6,064	—	—	6,064
Triple-B	77,101	—	2,438	74,663
Double-B	55,679	—	2,164	53,515
Single-B	26,306	3,224	—	23,082
Triple-C	32,963	—	18,619	14,344
Double-C	15,470	3,142	9,413	2,915
Single-D	17,415	176	17,239	—
Unrated	781	—	—	781
TOTAL	$237,212	$6,542	$49,873	$180,797

Amortized cost	$228,910	$6,175	$44,532	$178,203
Gross unrealized losses	(11,205)	—	(3,337)	(7,868)
Fair value	221,758	6,404	42,609	172,745

OTTI:
Credit-related OTTI charge taken year-to-date	$187	$—	$89	$98
Non-credit-related OTTI charge taken year-to-date	(187)	—	(89)	(98)
TOTAL	$—	$—	$—	$—

Weighted average percentage of fair value to UPB	93.5%	97.9%	85.4%	95.5%
Original weighted average credit support[1]	5.2	3.1	6.0	5.0
Weighted average credit support[1]	11.1	10.4	4.3	13.0
Weighted average collateral delinquency[2]	11.5	16.2	14.2	10.5

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 26 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 93 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

Table 26 presents a summary of the significant inputs used to evaluate all non-Agency MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 26

Private-label residential MBS
	Significant Inputs			Current Credit Enhancements
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	15.0%	5.7%	22.3%	12.6%
2005	14.6	7.7	23.6	8.4
2006	15.4	9.9	26.6	10.4
Total Prime	15.0	6.0	22.6	12.3
Alt-A:
2004 and prior	15.1	8.9	32.3	13.9
2005	16.0	13.0	37.7	3.9
Total Alt-A	15.4	10.4	34.3	10.2
TOTAL	15.2%	8.3%	28.8%	11.2%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	2.4%	5.6%	82.7%	1.9%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the first quarter of 2015, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended March 31, 2015 is $384 thousand compared to $187 thousand recorded under the base case scenario.

Deposits: Total deposits increased 25.0 percent from December 31, 2014 to March 31, 2015, marked most significantly by an increase in overnight balances. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2015 if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 7.8 percent from December 31, 2014 to March 31, 2015. Discount notes increased from 41.3 percent of total outstanding consolidated obligations as of December 31, 2014 to 47.8 percent as of March 31, 2015 primarily as a result of the increase in our line of credit product and other short-term advance products, which are generally funded with discount notes (see this Item 2 – “Financial Condition – Advances”).

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

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Derivative Clearing Organization (Clearinghouse), or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the Overnight Indexed Swap and LIBOR/Swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

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

Total cash and short-term investments with remaining maturities of one year or less, which include term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased slightly, from $6.1 billion as of December 31, 2014 to $6.3 billion as of March 31, 2015. The composition of cash and short-term investments changed between periods due to our ability to invest cash in reverse repurchase agreements at the end of the current quarter. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. Treasury obligations that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures decreased to $1.1 billion in par value as of March 31, 2015 from $1.3 billion in par value as of December 31, 2014, reflecting maturities of these debentures during 2015.

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

We are subject to five metrics for measuring liquidity, and have remained in compliance with each of these liquidity requirements throughout 2015 (see “Risk Management – Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements). In order to ensure a sufficient liquidity cushion, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding decreased to 33 days as of March 31, 2015 from 45 days as of December 31, 2014. A portion of this decrease was due to a transition in our liquidity ladder by using two-month discount notes instead of three-month discount notes and was also decreased by an increase in our issuance of overnight discount notes in an effort to reduce funding costs. The use of shorter term discount notes correlates with the significant increase in our line of credit advance product. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account remained unchanged at 2 days as of March 31, 2015 and December 31, 2014 because we primarily held short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio decreased from 43 days on December 31, 2014 to 31 days on March 31, 2015. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

We sometimes leave cash in our non-earning Federal Reserve Bank account at the end of the day for several reasons including: (1) advance payoffs that occur late in the day; (2) insufficient returns in the Federal funds market to compensate us for the associated credit risk; (3) general shortage of liquid investments in the market; and (4) the desire not to increase our balance sheet allocation to other investment categories. The balance in our Federal Reserve Bank account was $0.9 billion at March 31, 2015 compared to $2.5 billion at December 31, 2014 primarily due to an influx of cash on the last day of the year and insufficient returns and a general shortage of liquid investments in the market at that time.

In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock increased 12.8 percent from December 31, 2014 to March 31, 2015, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. Beginning May 5, 2014, the activity-based stock purchase requirement for advances was reduced from 5.0 percent to 4.5 percent. Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over maximum amounts held by any individual member as of specific dates throughout the year. In April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. The current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock is still in effect. As reflected in Table 27, the amount of excess stock held by members decreased. This decrease is at least partially attributable to: (1) our capital management changes initiated in the second quarter of 2014; (2) a common practice by some of our members to request redemptions of excess stock; and (3) our subsequent discretionary repurchase of member requests.

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

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to the members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 27 provides a summary of member capital requirements under our current capital plan as of March 31, 2015 and December 31, 2014 (in thousands):

Table 27

Requirement	03/31/2015	12/31/2014
Asset-based (Class A only)	$152,339	$154,304
Activity-based (additional Class B)[1]	861,846	723,450
Total Required Stock[2]	1,014,185	877,754
Excess Stock (Class A and B)	88,679	100,474
Total Stock[2]	$1,102,864	$978,228
Activity-based Requirements:
Advances[3]	$946,319	$813,778
AMA assets (mortgage loans)[4]	1,861	1,978
Total Activity-based Requirement	948,180	815,756
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	66,005	61,998
Total Required Stock[2]	$1,014,185	$877,754

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of March 31, 2015 and December 31, 2014.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2014 and 2015 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of 0.0 to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 28 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 28

Applicable Rate per Annum	03/31/2015	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Class A Common Stock	1.00%	1.00%	1.00%	1.00%	0.25%
Class B Common Stock	6.00	6.00	6.00	5.00	4.00
Weighted Average[1]	5.19	5.17	5.15	4.22	2.60
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.11%	0.10%	0.09%	0.09%	0.07%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 6.00 percent on Class B Common Stock for the third quarter of 2014, as a result of a change in our capital management practices intended to result in a higher percentage payout of quarterly earnings, slower growth in retained earnings, and increased advance utilization due in no small part to the extremely low all-in cost of advances once the dividend is factored in. We expect to recommend maintaining the current dividend rates on Class A Common Stock and Class B Common Stock for a considerable time in keeping with the desire to pay out a larger percentage of income than in the past. We caution, however, that market conditions can be unpredictable and adverse changes may result in lower dividends rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by agencies and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase, and CMOs securitized by whole loans. Approximately 95 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). All of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 25), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of four securities that experienced immaterial cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in rehabilitation after having previously entered into bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of March 31, 2015.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2015.

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

Tables 29 and 30 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 29

03/31/2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Single-A	$5,049,900	$43,841	$32,506	$11,335
Cleared derivatives[1]	1,000	3	(67)	70
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	3,188,620	(69,921)	(70,530)	609
Triple-B	728,200	(21,193)	(21,951)	758
Cleared derivatives[1]	3,280,376	(61,861)	(94,602)	32,741
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$12,248,096	$(109,131)	$(154,644)	$45,513

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

Table 30

12/31/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Single-A	3,949,300	36,459	29,417	7,042
Liability positions with credit exposure:
Bilateral derivatives[2]:
Single-A	2,245,492	(38,018)	(40,913)	2,895
Cleared derivatives[1]	3,327,371	(45,146)	(68,046)	22,900
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,522,163	$(46,705)	$(79,542)	$32,837

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. Unsecured credit exposure continues to be cautiously placed, with non-derivatives exposure concentrated in the United States, Canada, Germany, Netherlands, and the Nordic countries.

Table 31 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of March 31, 2015 (dollar amounts in thousands):

Table 31

	Sweden		Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$515,000	1.3%	$300,000	0.7%	$1,245,000	3.1%	$2,060,000	5.1%

Trading securities[3]	200,000	0.5	224,999	0.6	—	—	424,999	1.1

Derivative assets:
Net exposure at fair value	—		—		(63,483)		(63,483)
Cash collateral held	—		—		69,727		69,727
Net exposure after cash collateral	—	—	—	—	6,244	—	6,244	—

TOTAL	$715,000	1.8%	$524,999	1.3%	$1,251,244	3.1%	$2,491,243	6.2%

[1]
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2015 were $0.9 billion (Finland, Norway, and Germany).

[2]	Consists solely of overnight Federal funds sold.

[3]	Consists solely of certificates of deposit with remaining maturities of less than three months.

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2015.

We generally maintained stable access to the capital markets for the quarter ended March 31, 2015. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of March 31, 2015 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
There have been no legislative or regulatory developments during the quarter ended March 31, 2015 that warrant disclosure. A discussion of recent legislative and regulatory developments can be found under Item 1 - Business in our annual report on Form 10-K for the fiscal year ended December 31, 2014, incorporated by reference herein.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of March 31, 2015. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 32 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios:

Table 32

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2015	1.6	-0.1	1.1
12/31/2014	1.8	-0.9	1.8
09/30/2014	1.3	-0.7	1.4
06/30/2014	2.3	-0.2	1.3
03/31/2014	2.7	0.1	0.4

The DOE as of March 31, 2015 decreased in the base (less negative) and the up 200 and down 200 basis point shock scenarios from December 31, 2014. The primary factors contributing to these changes in duration during the period were: (1) the general decline of longer term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period along with the reduced weighting of the portfolio as a percent of total assets with the growth in the balance sheet and overall increase in capital levels as advance balances increased significantly; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the issuance of discount notes funding the growth in advances.

The decrease in longer-term interest rates during the first quarter of 2015 generally resulted in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio level duration profile changed as expected since a general decrease in interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

Even though the fixed rate mortgage loan portfolio increased in net outstanding balance during the period, the portfolio actually decreased as an overall percentage of assets as the balance sheet expanded, decreasing from 16.9 percent of total assets as of December 31, 2014 to 15.6 percent as of March 31, 2015. Even with this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to other FHLBank assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets change. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, during the first quarter of 2015, advance balances increased significantly causing the mortgage loan portfolio weighting to decrease as a total proportion of total assets. This relationship then causes the duration of the mortgage loan portfolio to have a smaller contribution impact to the overall DOE since DOE is a market value weighted measurement and as the capital level increased in response to the growth in advances, the contribution of the mortgage portfolio also declined. Although there was an absolute growth in the mortgage loan portfolio during the period, the mortgage loan portfolio became a smaller percentage of the balance sheet, reducing the mortgage loan portfolio's overall contribution to DOE. However, as stated previously, the mortgage loan portfolio continues to remain a significant portion of the balance sheet and changes in the duration and weighting of the portfolio continues to be a large contributor to the overall DOE profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, as longer term interest rates decreased during the period and as we continued to experience measured prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decrease in longer term interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten. This liability shortening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes continued, and actually increased, in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. During the first quarter of 2015 we also began replacing a limited amount of called bonds with term bullet issuances and this limited activity generated only a slight impact on the sensitivity of the down interest rate shock scenarios. The combination of all these factors contributed to the net DOE decrease in all interest rate scenarios.

With respect to the Agency variable rate MBS/CMO portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate MBS/CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. We purchased $781.5 million of Agency variable rate MBS/CMO securities that consisted primarily of Fannie Mae Delegated Underwriting and Servicing structures. We did not purchase additional interest rate caps during the first quarter of 2015 because the investments did not hold interest rate cap exposure.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.1 month and -0.6 month for March 31, 2015 and December 31, 2014, respectively. As discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the first quarter of 2015. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 33 presents MVE as a percent of TRCS. As of March 31, 2015, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

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

The increase in the ratios from March 31, 2014 to June 30, 2014 was attributable primarily to a decrease in capital stock from the reduction in the advance activity based stock requirement combined with the purchase of excess capital stock. The decrease in the ratios from June 30, 2014 to September 30, 2014 was attributable primarily to an increase in capital stock due to our advance growth during the third quarter and the related capital stock purchase requirement. As members repaid advances late in the fourth quarter of 2014, there was a decrease in required capital stock due to the decrease in advances, which, along with the repurchase of excess capital stock, resulted in an increase in MVE/TRCS ratios in all scenarios at December 31, 2014. Similar to the June 30, 2014 to September 30, 2014 period, the current period of December 31, 2014 to March 31, 2015 experienced growth in advance balances and related capital stock purchases leading to a decline in the MVE/TRCS ratios.

Table 33

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2015	188	186	190
12/31/2014	196	196	202
09/30/2014	181	180	188
06/30/2014	200	199	210
03/31/2014	166	171	178

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

Tables 34 and 35 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 34

03/31/2015
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,385,764	$(100,794)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(927)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,552,542	(92,104)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	137,000	(640)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	38,423	(1,497)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(69,869)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	3,723,800	8,089
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	108,829	507
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	99,678	58
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,730,700	78,465
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,685,000	9,841
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	122,000	(471)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,400,000	3,228
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,470,000	1,024
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	36,000	—
TOTAL				$17,517,556	$(165,090)

Table 35

12/31/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,364,464	$(84,174)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(393)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,584,242	(92,887)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	187,000	(956)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	32,796	(662)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(82,875)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,044,800	9,948
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	53,004	138
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,166,000	73,628
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,430,000	7,501
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	122,000	(1,878)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,830,000	(10,216)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,455,000	770
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$18,353,126	$(182,056)

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

Management evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Accounting Officer (CAO), our principal financial officer, as of March 31, 2015. Based upon that evaluation, the CEO and CAO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2015.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 13, 2015, incorporated by reference herein.

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

Federal Home Loan Bank of Topeka

May 7, 2015	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

May 7, 2015	By: /s/ Denise L. Cauthon
Date	Denise L. Cauthon
Senior Vice President and Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)