Form 10-Q
period 2015-06-30
Federal Home Loan Bank of Topeka
filed 2015-08-06
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
August 4, 2015
Class A Stock, par value $100 per share	1,615,753
Class B Stock, par value $100 per share	12,011,092

.FEDERAL HOME LOAN BANK OF TOPEKA

Important Notice about Information in this Quarterly Report

In this quarterly report, unless the context suggests otherwise, references to the “FHLBank,” “FHLBank Topeka,” “we,” “us” and “our” mean the Federal Home Loan Bank of Topeka, and “FHLBanks” mean all the Federal Home Loan Banks, including the FHLBank Topeka.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2015	12/31/2014
ASSETS
Cash and due from banks	$874,579	$2,545,311
Interest-bearing deposits	2,023	1,163
Securities purchased under agreements to resell (Note 10)	4,960,000	1,225,000
Federal funds sold	2,070,000	2,075,000

Investment securities:
Trading securities (Note 3)	2,671,279	1,462,049
Held-to-maturity securities[1] (Note 3)	5,143,043	4,857,187
Total investment securities	7,814,322	6,319,236

Advances (Notes 4, 6)	23,287,961	18,302,950

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,316,659	6,234,722
Less allowance for credit losses on mortgage loans (Note 6)	(2,390)	(4,550)
Mortgage loans held for portfolio, net	6,314,269	6,230,172

Accrued interest receivable	74,894	70,923
Premises, software and equipment, net	8,486	10,439
Derivative assets, net (Notes 7, 10)	60,382	32,983
Other assets	38,694	40,800

TOTAL ASSETS	$45,505,610	$36,853,977

LIABILITIES
Deposits (Note 8)	$594,922	$595,775

Consolidated obligations, net:
Discount notes (Note 9)	21,506,927	14,219,612
Bonds (Note 9)	21,212,174	20,221,002
Total consolidated obligations, net	42,719,101	34,440,614

Mandatorily redeemable capital stock (Note 11)	4,200	4,187
Accrued interest payable	52,561	58,243
Affordable Housing Program payable	30,286	30,863
Derivative liabilities, net (Notes 7, 10)	33,786	35,292
Other liabilities	127,281	103,736

TOTAL LIABILITIES	43,562,137	35,268,710

Commitments and contingencies (Note 14)

1    Fair value: $5,148,875 and $4,869,042 as of June 30, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2015	12/31/2014
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,644 and 2,083 shares issued and outstanding) (Note 11)	$164,449	$208,273
Class B ($100 par value; 11,391 and 7,657 shares issued and outstanding) (Note 11)	1,139,121	765,768
Total capital stock	1,303,570	974,041

Retained earnings:
Unrestricted	569,137	554,189
Restricted	84,480	72,944
Total retained earnings	653,617	627,133

Accumulated other comprehensive income (loss) (Note 12)	(13,714)	(15,907)

TOTAL CAPITAL	1,943,473	1,585,267

TOTAL LIABILITIES AND CAPITAL	$45,505,610	$36,853,977

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
INTEREST INCOME:
Interest-bearing deposits	$55	$43	$109	$80
Securities purchased under agreements to resell	1,013	28	1,578	42
Federal funds sold	485	233	1,144	482
Trading securities	13,496	12,606	25,858	25,642
Held-to-maturity securities	10,221	12,081	20,280	24,392
Advances	33,818	29,201	65,569	57,989
Prepayment fees on terminated advances	332	549	1,088	824
Mortgage loans held for portfolio	50,455	50,841	102,471	101,602
Other	354	385	706	775
Total interest income	110,229	105,967	218,803	211,828

INTEREST EXPENSE:
Deposits	135	200	299	438
Consolidated obligations:
Discount notes	3,751	1,718	7,253	3,562
Bonds	49,121	47,696	97,346	96,936
Mandatorily redeemable capital stock (Note 11)	11	12	22	16
Other	61	42	119	83
Total interest expense	53,079	49,668	105,039	101,035

NET INTEREST INCOME	57,150	56,299	113,764	110,793
(Reversal) provision for credit losses on mortgage loans (Note 6)	(992)	(2,109)	(1,794)	(1,814)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	58,142	58,408	115,558	112,607

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	(185)	—	(185)	—
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(67)	(62)	(254)	(423)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(252)	(62)	(439)	(423)
Net gain (loss) on trading securities (Note 3)	(20,371)	(5,678)	(26,215)	(11,012)
Net gain (loss) on derivatives and hedging activities (Note 7)	4,317	(10,354)	(1,646)	(24,333)
Standby bond purchase agreement commitment fees	1,357	1,561	2,838	3,117
Letters of credit fees	820	807	1,609	1,592
Other	592	573	1,100	1,233
Total other income (loss)	(13,537)	(13,153)	(22,753)	(29,826)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
OTHER EXPENSES:
Compensation and benefits	$8,097	$7,053	$16,126	$14,194
Other operating	4,266	3,419	7,877	6,898
Federal Housing Finance Agency	493	563	1,108	1,290
Office of Finance	746	582	1,324	1,121
Other	1,491	1,881	2,278	2,779
Total other expenses	15,093	13,498	28,713	26,282

INCOME BEFORE ASSESSMENTS	29,512	31,757	64,092	56,499

Affordable Housing Program	2,952	3,177	6,411	5,652

NET INCOME	$26,560	$28,580	$57,681	$50,847

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Net income	$26,560	$28,580	$57,681	$50,847

Other comprehensive income:
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(181)	—	(181)	—
Reclassification of non-credit portion included in net income	248	62	435	423
Accretion of non-credit portion	789	927	1,741	1,732
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	856	989	1,995	2,155

Defined benefit pension plan:
Amortization of net loss	100	44	198	89
Total defined benefit pension plan	100	44	198	89

Total other comprehensive income	956	1,033	2,193	2,244

TOTAL COMPREHENSIVE INCOME	$27,516	$29,613	$59,874	$53,091

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	10	1,018	2,649	264,880	2,659	265,898					265,898
Repurchase/redemption of capital stock	(4,816)	(481,630)	(76)	(7,647)	(4,892)	(489,277)					(489,277)
Comprehensive income							40,677	10,170	50,847	2,244	53,091
Net reclassification of shares to mandatorily redeemable capital stock	(73)	(7,313)	(1,620)	(161,995)	(1,693)	(169,308)					(169,308)
Net transfer of shares between Class A and Class B	2,124	212,332	(2,124)	(212,332)	—	—					—
Dividends on capital stock (Class A - 0.5%, Class B - 4.5%):
Cash payment							(150)		(150)		(150)
Stock issued			180	18,030	180	18,030	(18,030)		(18,030)		—
Balance at June 30, 2014	1,545	$154,470	7,231	$723,122	8,776	$877,592	$538,086	$61,913	$599,999	$(16,117)	$1,461,474

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Proceeds from issuance of capital stock	18	1,762	6,825	682,528	6,843	684,290					684,290
Repurchase/redemption of capital stock	(1,970)	(196,999)	(58)	(5,852)	(2,028)	(202,851)					(202,851)
Comprehensive income							46,145	11,536	57,681	2,193	59,874
Net reclassification of shares to mandatorily redeemable capital stock	(17)	(1,646)	(1,813)	(181,313)	(1,830)	(182,959)					(182,959)
Net transfer of shares between Class A and Class B	1,530	153,059	(1,530)	(153,059)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(148)		(148)		(148)
Stock issued			310	31,049	310	31,049	(31,049)		(31,049)		—
Balance at June 30, 2015	1,644	$164,449	11,391	$1,139,121	13,035	$1,303,570	$569,137	$84,480	$653,617	$(13,714)	$1,943,473

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2015	06/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,681	$50,847
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(8,109)	(9,612)
Concessions on consolidated obligations	3,081	2,701
Premiums and discounts on investments, net	364	(370)
Premiums, discounts and commitment fees on advances, net	(4,981)	(6,432)
Premiums, discounts and deferred loan costs on mortgage loans, net	9,589	6,840
Fair value adjustments on hedged assets or liabilities	5,103	6,296
Premises, software and equipment	1,097	932
Other	198	89
(Reversal) provision for credit losses on mortgage loans	(1,794)	(1,814)
Non-cash interest on mandatorily redeemable capital stock	20	15
Net other-than-temporary impairment losses on held-to-maturity securities	439	423
Net realized (gain) loss on sale of premises and equipment	(17)	7
Other adjustments	(116)	12
Net (gain) loss on trading securities	26,215	11,012
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	9,326	32,289
(Increase) decrease in accrued interest receivable	(3,751)	3,412
Change in net accrued interest included in derivative assets	9,221	(1,636)
(Increase) decrease in other assets	1,125	859
Increase (decrease) in accrued interest payable	(5,683)	(1,252)
Change in net accrued interest included in derivative liabilities	(4,436)	(1,053)
Increase (decrease) in Affordable Housing Program liability	(577)	(327)
Increase (decrease) in other liabilities	(1,704)	(2,283)
Total adjustments	34,610	40,108
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	92,291	90,955

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2015	06/30/2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$10,030	$50,908
Net (increase) decrease in securities purchased under resale agreements	(3,735,000)	(1,000,000)
Net (increase) decrease in Federal funds sold	5,000	(290,000)
Net (increase) decrease in short-term trading securities	(595,010)	260,000
Proceeds from maturities of and principal repayments on long-term trading securities	307,579	837,473
Purchases of long-term trading securities	(850,830)	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	733,430	454,388
Purchases of long-term held-to-maturity securities	(1,090,355)	(340,977)
Principal collected on advances	43,289,405	24,519,144
Advances made	(48,299,409)	(24,564,807)
Principal collected on mortgage loans	505,390	346,608
Purchase of mortgage loans	(600,645)	(494,653)
Proceeds from sale of foreclosed assets	2,398	2,792
Principal collected on other loans made	1,104	1,039
Net (increase) decrease in loans to other FHLBanks	—	(120,000)
Proceeds from sale of premises, software and equipment	44	1
Purchases of premises, software and equipment	(186)	(626)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,317,055)	(338,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(5,188)	(183,721)
Net proceeds from issuance of consolidated obligations:
Discount notes	142,961,933	23,337,238
Bonds	7,108,089	4,664,791
Payments for maturing and retired consolidated obligations:
Discount notes	(135,675,197)	(22,763,589)
Bonds	(6,113,000)	(5,363,500)
Proceeds from financing derivatives	6,066	—
Net interest payments received (paid) for financing derivatives	(26,996)	(27,175)
Proceeds from issuance of capital stock	684,290	265,898
Payments for repurchase/redemption of capital stock	(202,851)	(489,277)
Payments for repurchase of mandatorily redeemable capital stock	(182,966)	(169,568)
Cash dividends paid	(148)	(150)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,554,032	(729,053)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,670,732)	(976,808)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,545,311	1,713,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$874,579	$737,132

Supplemental disclosures:
Interest paid	$107,377	$105,166

Affordable Housing Program payments	$7,062	$6,145

Net transfers of mortgage loans to real estate owned	$2,277	$2,811

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2015

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

Revenue Recognition. In May 2014, FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, the FASB voted to defer the effective date of the new standard by one year, which makes the standard effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for the FHLBank), including interim periods within that reporting period. The FHLBank is currently evaluating the new guidance to determine the impact it will have, if any, on its financial condition, results of operations, or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Major Security Types: Trading and held-to-maturity securities as of June 30, 2015 are summarized in Table 3.1 (in thousands):

Table 3.1

	06/30/2015
	Trading	Held-to-maturity
	Fair Value	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
Certificates of deposit	$595,010	$—	$—	$—	$—	$—	$—
GSE obligations[1]	1,337,760	—	—	—	—	—	—
State or local housing agency obligations	—	114,980	—	114,980	139	5,638	109,481
Non-mortgage-backed securities	1,932,770	114,980	—	114,980	139	5,638	109,481
Mortgage-backed securities:
U.S. obligation MBS[2]	876	51,966	—	51,966	92	—	52,058
GSE MBS[3]	737,633	4,776,123	—	4,776,123	22,988	14,738	4,784,373
Private-label residential MBS	—	209,070	9,720	199,350	8,123	6,615	200,858
Home equity loan ABS	—	683	59	624	1,481	—	2,105
Mortgage-backed securities	738,509	5,037,842	9,779	5,028,063	32,684	21,353	5,039,394
TOTAL	$2,671,279	$5,152,822	$9,779	$5,143,043	$32,823	$26,991	$5,148,875

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

Table 3.3 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of June 30, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.3

	06/30/2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$37,557	$5,638	$37,557	$5,638
Non-mortgage-backed securities	—	—	37,557	5,638	37,557	5,638
Mortgage-backed securities:
GSE MBS[2]	1,137,492	2,768	1,003,664	11,970	2,141,156	14,738
Private-label residential MBS	10,345	96	132,588	10,435	142,933	10,531
Mortgage-backed securities	1,147,837	2,864	1,136,252	22,405	2,284,089	25,269
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,147,837	$2,864	$1,173,809	$28,043	$2,321,646	$30,907

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

Redemption Terms: The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2015 and December 31, 2014 are shown in Table 3.5 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.5

	06/30/2015			12/31/2014
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	16,715	16,715	16,633	17,920	17,920	17,779
Due after 10 years	98,265	98,265	92,848	108,185	108,185	102,391
Non-mortgage-backed securities	114,980	114,980	109,481	126,105	126,105	120,170
Mortgage-backed securities	5,037,842	5,028,063	5,039,394	4,742,856	4,731,082	4,748,872
TOTAL	$5,152,822	$5,143,043	$5,148,875	$4,868,961	$4,857,187	$4,869,042

Interest Rate Payment Terms: Table 3.6 details interest rate payment terms for the amortized cost of held-to-maturity securities as of June 30, 2015 and December 31, 2014 (in thousands):

Table 3.6

	06/30/2015	12/31/2014
Non-mortgage-backed securities:
Fixed rate	$—	$9,335
Variable rate	114,980	116,770
Non-mortgage-backed securities	114,980	126,105
Mortgage-backed securities:
Pass-through securities:
Fixed rate	5	23
Variable rate	1,570,940	1,175,918
Collateralized mortgage obligations:
Fixed rate	370,843	423,333
Variable rate	3,096,054	3,143,582
Mortgage-backed securities	5,037,842	4,742,856
TOTAL	$5,152,822	$4,868,961

Gains and Losses: Net gains (losses) on trading securities during the three and six months ended June 30, 2015 and 2014 are shown in Table 3.7 (in thousands):

Table 3.7

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Net gains (losses) on trading securities held as of June 30, 2015	$(20,362)	$(5,533)	$(26,184)	$(10,448)
Net gains (losses) on trading securities sold or matured prior to June 30, 2015	(9)	(145)	(31)	(564)
NET GAIN (LOSS) ON TRADING SECURITIES	$(20,371)	$(5,678)	$(26,215)	$(11,012)

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred during the quarter ended June 30, 2015 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 3.8 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Table 3.8

Private-label Residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	12.9%	6.5%	21.4%	8.7%
2006	13.3	11.7	28.2	2.1
Total Prime	13.0	7.8	23.0	7.1
Alt-A:
2004 and prior	11.8	13.3	32.5	11.5
2005	15.3	10.8	35.9	1.6
Total Alt-A	14.3	11.5	35.0	4.4
TOTAL	14.0%	10.6%	32.2%	5.0%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	1.3%	3.9%	78.9%	—%

For the 26 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of June 30, 2015 are presented in Table 3.9 (in thousands):

Table 3.9

	06/30/2015
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$14,169	$13,449	$12,379	$13,212
Alt-A	49,657	44,412	35,762	42,255
Total private-label residential MBS	63,826	57,861	48,141	55,467
Home equity loan ABS:
Subprime	2,471	683	624	2,105
TOTAL	$66,297	$58,544	$48,765	$57,572

Table 3.10 presents a roll-forward of OTTI activity for the three and six months ended June 30, 2015 and 2014 related to credit losses recognized in earnings (in thousands):

Table 3.10

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Balance, beginning of period	$9,367	$9,895	$9,406	$9,917
Additional charge on securities for which OTTI was previously recognized[1]	252	62	439	423
Amortization of credit component of OTTI[2]	(194)	(397)	(420)	(780)
Balance, end of period	$9,425	$9,560	$9,425	$9,560

[1]
For the three months ended June 30, 2015 and 2014, securities previously impaired represent all securities that were impaired prior to April 1, 2015 and 2014, respectively. For the six months ended June 30, 2015 and 2014, securities previously impaired represent all securities that were impaired prior to January 1, 2015 and 2014, respectively.

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

As of June 30, 2015, the fair value of a portion of the FHLBank's held-to-maturity MBS portfolio was below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining held-to-maturity securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2015 and December 31, 2014, the FHLBank had advances outstanding at interest rates ranging from 0.14 percent to 7.41 percent and 0.11 percent to 8.01 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of June 30, 2015 and December 31, 2014 (dollars in thousands):

Table 4.1

	06/30/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,952,199	0.51%	$6,996,975	0.59%
Due after one year through two years	1,574,609	2.28	1,513,363	2.14
Due after two years through three years	2,344,866	2.37	2,345,877	2.58
Due after three years through four years	1,089,057	1.70	1,501,614	2.16
Due after four years through five years	781,358	1.91	843,465	1.48
Thereafter	6,409,194	1.05	4,939,587	1.21
Total par value	23,151,283	1.07%	18,140,881	1.32%
Discounts	(19,461)		(24,043)
Hedging adjustments	156,139		186,112
TOTAL	$23,287,961		$18,302,950

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2015 and December 31, 2014 include callable advances totaling $6,026,534,000 and $4,825,254,000, respectively. Of these callable advances, there were $5,912,178,000 and $4,697,045,000 of variable rate advances as of June 30, 2015 and December 31, 2014, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of June 30, 2015 and December 31, 2014, the FHLBank had convertible advances outstanding totaling $1,505,142,000 and $1,586,242,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of June 30, 2015 and December 31, 2014 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	06/30/2015	12/31/2014	06/30/2015	12/31/2014
Due in one year or less	$16,551,142	$11,526,757	$12,285,741	$8,411,617
Due after one year through two years	1,484,969	1,288,157	1,328,259	1,396,863
Due after two years through three years	1,757,944	1,898,273	1,436,174	1,415,935
Due after three years through four years	789,994	1,136,649	1,021,057	1,232,414
Due after four years through five years	658,157	587,884	798,458	905,965
Thereafter	1,909,077	1,703,161	6,281,594	4,778,087
TOTAL PAR VALUE	$23,151,283	$18,140,881	$23,151,283	$18,140,881

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of June 30, 2015 and December 31, 2014 (in thousands):

Table 4.3

	06/30/2015	12/31/2014
Fixed rate:
Due in one year or less	$1,869,162	$1,379,428
Due after one year	6,597,931	6,594,886
Total fixed rate	8,467,093	7,974,314
Variable rate:
Due in one year or less	9,083,037	5,617,547
Due after one year	5,601,153	4,549,020
Total variable rate	14,684,190	10,166,567
TOTAL PAR VALUE	$23,151,283	$18,140,881

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2015 and December 31, 2014 on mortgage loans held for portfolio (in thousands):

Table 5.1

	06/30/2015	12/31/2014
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,513,748	$1,531,229
Fixed rate, long-term, single-family mortgages	4,696,602	4,596,914
Total unpaid principal balance	6,210,350	6,128,143
Premiums	100,862	100,353
Discounts	(2,707)	(3,008)
Deferred loan costs, net	709	830
Other deferred fees	(142)	(168)
Hedging adjustments	7,587	8,572
Total before Allowance for Credit Losses on Mortgage Loans	6,316,659	6,234,722
Allowance for Credit Losses on Mortgage Loans	(2,390)	(4,550)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,314,269	$6,230,172

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of June 30, 2015 and December 31, 2014 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2015	12/31/2014
Conventional loans	$5,595,561	$5,497,001
Government-guaranteed or insured loans	614,789	631,142
TOTAL UNPAID PRINCIPAL BALANCE	$6,210,350	$6,128,143

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

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each member, includes an ongoing review of each member’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing members’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Federal Home Loan Bank Act of 1932, as amended (Bank Act), which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, agriculture loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon member credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the member. The FHLBank can also require additional or substitute collateral to protect its security interest. FHLBank management believes that these policies are effectively applied to manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of June 30, 2015 and December 31, 2014, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2015 and December 31, 2014, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2015 and 2014.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of June 30, 2015 and December 31, 2014, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off‑balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure, see Note 14.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on these loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee. Based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further as of June 30, 2015 and December 31, 2014, none of these mortgage loans have been placed on non-accrual status or were considered impaired because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

Direct Financing Lease Receivable: The FHLBank has a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, the FHLBank has all rights and remedies under the lease agreement as well as all rights and remedies available under the member’s Advance, Pledge and Security Agreement. Consequently, the FHLBank can apply any excess collateral securing credit products to any shortfall in the leasing arrangement. As of June 30, 2015 and December 31, 2014, the direct financing lease receivable was not past due, on nonaccrual status or considered impaired.

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of June 30, 2015 and December 31, 2014, and all such investments acquired during the periods ended June 30, 2015 and December 31, 2014 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of June 30, 2015 and December 31, 2014, and all such investments acquired during the periods ended June 30, 2015 and December 31, 2014 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2015 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2015 (in thousands):

Table 6.1

	06/30/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$3,337	$—	$—	$—	$3,337
Net (charge-offs) recoveries	45	—	—	—	45
(Reversal) provision for credit losses	(992)	—	—	—	(992)
Balance, end of three-month period	$2,390	$—	$—	$—	$2,390

Balance, beginning of six-month period	$4,550	$—	$—	$—	$4,550
Net charge-offs	(366)	—	—	—	(366)
(Reversal) provision for credit losses	(1,794)	—	—	—	(1,794)
Balance, end of six-month period	$2,390	$—	$—	$—	$2,390

Allowance for credit losses, end of period:
Individually evaluated for impairment	$21	$—	$—	$—	$21
Collectively evaluated for impairment	2,369	—	—	—	2,369

Recorded investment[2], end of period:
Individually evaluated for impairment	$13,204	$—	$23,308,952	$20,906	$23,343,062
Collectively evaluated for impairment	5,702,894	631,547	—	—	6,334,441
Total	$5,716,098	$631,547	$23,308,952	$20,906	$29,677,503

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.2 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2014 (in thousands):

Table 6.2

	06/30/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$6,877	$—	$—	$—	$6,877
Net charge-offs	(110)	—	—	—	(110)
(Reversal) provision for credit losses	(2,109)	—	—	—	(2,109)
Balance, end of three-month period	$4,658	$—	$—	$—	$4,658

Balance, beginning of six-month period	$6,748	$—	$—	$—	$6,748
Net charge-offs	(276)	—	—	—	(276)
(Reversal) provision for credit losses	(1,814)	—	—	—	(1,814)
Balance, end of six-month period	$4,658	$—	$—	$—	$4,658

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,658	—	—	—	4,658

Recorded investment[2], end of period:
Individually evaluated for impairment	$—	$—	$17,469,553	$22,495	$17,492,048
Collectively evaluated for impairment	5,458,965	665,894	—	—	6,124,859
Total	$5,458,965	$665,894	$17,469,553	$22,495	$23,616,907

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of June 30, 2015 (dollar amounts in thousands):

Table 6.3

	06/30/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$35,652	$18,205	$—	$—	$53,857
Past due 60-89 days delinquent	9,531	7,973	—	—	17,504
Past due 90 days or more delinquent	10,176	4,533	—	—	14,709
Total past due	55,359	30,711	—	—	86,070
Total current loans	5,660,739	600,836	23,308,952	20,906	29,591,433
Total recorded investment	$5,716,098	$631,547	$23,308,952	$20,906	$29,677,503

Other delinquency statistics:
In process of foreclosure, included above[3]	$5,096	$3,423	$—	$—	$8,519
Serious delinquency rate[4]	0.2%	0.7%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$4,533	$—	$—	$4,533
Loans on non-accrual status[5]	$16,930	$—	$—	$—	$16,930

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,464,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Individually Evaluated Impaired Loans: Table 6.5 presents the recorded investment, UPB, and related allowance of impaired loans individually assessed for impairment as of June 30, 2015 (in thousands):

Table 6.5

	06/30/2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$13,024	$12,967	$—
With an allowance	180	177	21
TOTAL	$13,204	$13,144	$21

Table 6.6 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three and six months ended June 30, 2015 (in thousands):

Table 6.6

	Three Months Ended		Six Months Ended
	06/30/2015		06/30/2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$13,166	$93	$14,056	$181
With an allowance	180	—	182	—
TOTAL	$13,346	$93	$14,238	$181

The FHLBank had $4,929,000 and $4,628,000 classified as REO recorded in other assets as of June 30, 2015 and December 31, 2014, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2015 and December 31, 2014 (in thousands):

Table 7.1

	06/30/2015			12/31/2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,243,977	$76,674	$167,182	$11,605,502	$89,100	$198,181
Interest rate caps/floors	90,000	—	403	187,000	—	956
Total derivatives designated as hedging relationships	11,333,977	76,674	167,585	11,792,502	89,100	199,137
Derivatives not designated as hedging instruments:
Interest rate swaps	3,740,285	5,444	69,489	2,416,820	1,402	83,507
Interest rate caps/floors	3,279,800	8,625	18	4,090,800	9,984	36
Mortgage delivery commitments	96,312	75	319	53,004	146	8
Total derivatives not designated as hedging instruments	7,116,397	14,144	69,826	6,560,624	11,532	83,551
TOTAL	$18,450,374	90,818	237,411	$18,353,126	100,632	282,688
Netting adjustments and cash collateral[1]		(30,436)	(203,625)		(67,649)	(247,396)
DERIVATIVE ASSETS AND LIABILITIES		$60,382	$33,786		$32,983	$35,292

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $198,272,000 and $209,164,000 as of June 30, 2015 and December 31, 2014, respectively. Cash collateral received was $25,083,000 and $29,417,000 as of June 30, 2015 and December 31, 2014, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three and six months ended June 30, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Derivatives designated as hedging instruments:
Interest rate swaps	$(592)	$406	$(1,425)	$(849)
Total net gain (loss) related to fair value hedge ineffectiveness	(592)	406	(1,425)	(849)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	15,470	6,368	21,026	14,863
Interest rate caps/floors	518	(9,354)	(1,341)	(21,480)
Net interest settlements	(9,879)	(9,883)	(19,430)	(19,786)
Mortgage delivery commitments	(1,200)	2,109	(476)	2,919
Total net gain (loss) related to derivatives not designated as hedging instruments	4,909	(10,760)	(221)	(23,484)
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$4,317	$(10,354)	$(1,646)	$(24,333)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended June 30, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	06/30/2015				06/30/2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$42,525	$(41,682)	$843	$(32,130)	$2,364	$(2,381)	$(17)	$(35,211)
Consolidated obligation bonds	(15,196)	13,854	(1,342)	17,820	27,098	(26,675)	423	24,330
Consolidated obligation discount notes	9	(102)	(93)	50	—	—	—	—
TOTAL	$27,338	$(27,930)	$(592)	$(14,260)	$29,462	$(29,056)	$406	$(10,881)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six months ended June 30, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Six Months Ended
	06/30/2015				06/30/2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$24,540	$(24,028)	$512	$(65,048)	$21,281	$(20,970)	$311	$(71,080)
Consolidated obligation bonds	789	(2,769)	(1,980)	38,969	54,158	(55,318)	(1,160)	45,780
Consolidated obligation discount notes	58	(15)	43	59	—	—	—	—
TOTAL	$25,387	$(26,812)	$(1,425)	$(26,020)	$75,439	$(76,288)	$(849)	$(25,300)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $28,714,000 and $31,332,000 as of June 30, 2015 and December 31, 2014, respectively. The counterparty was the same each period.

Certain of the FHLBank’s bilateral derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on bilateral derivative instruments in net liability positions. The aggregate fair value of all bilateral derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of June 30, 2015 and December 31, 2014 was $38,354,000 and $50,791,000, respectively, for which the FHLBank has posted collateral with a fair value of $7,921,000 and $16,422,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $18,100,000 and $21,700,000 of collateral to its bilateral derivative counterparties as of June 30, 2015 and December 31, 2014, respectively.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2015 and December 31, 2014.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of June 30, 2015 and December 31, 2014 (in thousands):

Table 8.1

	06/30/2015	12/31/2014
Interest-bearing:
Demand	$228,079	$188,886
Overnight	265,400	331,300
Term	45,100	29,400
Total interest-bearing	538,579	549,586
Non-interest-bearing:
Demand	56,343	46,189
Total non-interest-bearing	56,343	46,189
TOTAL DEPOSITS	$594,922	$595,775

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Table 9.1

	06/30/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$8,795,450	0.52%	$6,165,800	0.42%
Due after one year through two years	2,774,420	1.29	3,167,750	1.08
Due after two years through three years	1,705,125	2.01	1,861,935	2.15
Due after three years through four years	1,011,500	1.43	1,578,940	1.74
Due after four years through five years	1,530,150	1.52	1,678,250	1.54
Thereafter	5,333,450	2.51	5,706,650	2.45
Total par value	21,150,095	1.36%	20,159,325	1.45%
Premiums	28,282		30,739
Discounts	(3,803)		(3,889)
Hedging adjustments	37,600		34,827
TOTAL	$21,212,174		$20,221,002

Consolidated obligation bonds are issued with either fixed rate coupon or variable rate coupon payment terms. Variable rate coupon bonds use a variety of indices for interest rate resets, such as LIBOR and Prime. In addition, to meet the specific needs of certain investors in consolidated obligation bonds, fixed rate and variable rate bonds may contain certain features that may result in complex coupon payment terms and call features. When the FHLBank issues structured bonds that present interest rate or other risks that are unacceptable to the FHLBank, it will simultaneously enter into derivatives containing offsetting features that effectively alter the terms of the complex bonds to the equivalent of simple fixed rate coupon bonds or variable rate coupon bonds tied to indices such as those detailed above.

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2015 and December 31, 2014 includes callable bonds totaling $9,202,500,000 and $9,726,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2015 and December 31, 2014 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	06/30/2015	12/31/2014
Due in one year or less	$17,312,950	$15,271,800
Due after one year through two years	1,964,420	2,887,750
Due after two years through three years	843,125	1,040,935
Due after three years through four years	298,500	448,940
Due after four years through five years	155,150	155,250
Thereafter	575,950	354,650
TOTAL PAR VALUE	$21,150,095	$20,159,325

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2015 and December 31, 2014 (in thousands):

Table 9.3

	06/30/2015	12/31/2014
Fixed rate	$12,520,095	$11,847,325
Simple variable rate	6,210,000	5,185,000
Step up/step down	1,750,000	2,830,000
Fixed to variable rate	540,000	150,000
Range	130,000	122,000
Variable to fixed rate	—	25,000
TOTAL PAR VALUE	$21,150,095	$20,159,325

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

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2015	$21,506,927	$21,508,569	0.07%

December 31, 2014	$14,219,612	$14,221,276	0.08%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2015 and December 31, 2014 (in thousands):

Table 10.1

06/30/2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Bilateral derivatives	$83,209	$(72,490)	$10,719	$(75)	$10,644
Cleared derivatives	7,609	42,054	49,663	—	49,663
Total derivative assets	90,818	(30,436)	60,382	(75)	60,307
Securities purchased under agreements to resell	4,960,000	—	4,960,000	(4,960,000)	—
TOTAL	$5,050,818	$(30,436)	$5,020,382	$(4,960,075)	$60,307

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2015 and December 31, 2014 (in thousands):

Table 10.3

06/30/2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Bilateral derivatives	$192,518	$(158,732)	$33,786	$(337)	$33,449
Cleared derivatives	44,893	(44,893)	—	—	—
Total derivative liabilities	237,411	(203,625)	33,786	(337)	33,449
TOTAL	$237,411	$(203,625)	$33,786	$(337)	$33,449

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Table 11.1

	06/30/2015		12/31/2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$368,199	$1,792,749	$334,484	$1,392,962
Total regulatory capital-to-asset ratio	4.0%	4.3%	4.0%	4.4%
Total regulatory capital	$1,820,224	$1,961,387	$1,474,159	$1,605,361
Leverage capital ratio	5.0%	6.3%	5.0%	6.2%
Leverage capital	$2,275,281	$2,857,762	$1,842,699	$2,301,842

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

Table 11.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three and six months ended June 30, 2015 and 2014 (in thousands):

Table 11.2

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Balance, beginning of period	$4,545	$4,641	$4,187	$4,764
Capital stock subject to mandatory redemption reclassified from equity during the period	74,936	97,767	182,959	169,308
Redemption or repurchase of mandatorily redeemable capital stock during the period	(75,291)	(97,900)	(182,966)	(169,568)
Stock dividend classified as mandatorily redeemable capital stock during the period	10	11	20	15
Balance, end of period	$4,200	$4,519	$4,200	$4,519

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2015 and December 31, 2014 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	06/30/2015	12/31/2014
Year 1	$538	$53
Year 2	1	—
Year 3	1	1
Year 4	—	2
Year 5	1	—
Past contractual redemption date due to remaining activity[1]	3,659	4,131
TOTAL	$4,200	$4,187

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2015, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended June 30, 2015 and 2014 (in thousands):

Table 12.1

	Three Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2014	$(14,837)	$(2,313)	$(17,150)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	927		927
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	62		62
Amortization of net loss - defined benefit pension plan[2]		44	44
Net current period other comprehensive income (loss)	989	44	1,033
Balance at June 30, 2014	$(13,848)	$(2,269)	$(16,117)

Balance at March 31, 2015	$(10,635)	$(4,035)	$(14,670)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(181)		(181)
Accretion of non-credit loss	789		789
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	248		248
Amortization of net loss - defined benefit pension plan[2]		100	100
Net current period other comprehensive income (loss)	856	100	956
Balance at June 30, 2015	$(9,779)	$(3,935)	$(13,714)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the six months ended June 30, 2015 and 2014 (in thousands):

Table 12.2

	Six Months Ended
	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2013	$(16,003)	$(2,358)	$(18,361)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss	1,732		1,732
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	423		423
Amortization of net loss - defined benefit pension plan[2]		89	89
Net current period other comprehensive income (loss)	2,155	89	2,244
Balance at June 30, 2014	$(13,848)	$(2,269)	$(16,117)

Balance at December 31, 2014	$(11,774)	$(4,133)	$(15,907)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses	(181)		(181)
Accretion of non-credit loss	1,741		1,741
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]	435		435
Amortization of net loss - defined benefit pension plan[2]		198	198
Net current period other comprehensive income (loss)	1,995	198	2,193
Balance at June 30, 2015	$(9,779)	$(3,935)	$(13,714)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2015 and December 31, 2014.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2015 and 2014.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of June 30, 2015 and December 31, 2014 are summarized in Tables 13.1 and 13.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 13.1

	06/30/2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$874,579	$874,579	$874,579	$—	$—	$—
Interest-bearing deposits	2,023	2,023	—	2,023	—	—
Securities purchased under agreements to resell	4,960,000	4,960,000	—	4,960,000	—	—
Federal funds sold	2,070,000	2,070,000	—	2,070,000	—	—
Trading securities	2,671,279	2,671,279	—	2,671,279	—	—
Held-to-maturity securities	5,143,043	5,148,875	—	4,836,431	312,444	—
Advances	23,287,961	23,346,206	—	23,346,206	—	—
Mortgage loans held for portfolio, net of allowance	6,314,269	6,513,165	—	6,511,299	1,866	—
Accrued interest receivable	74,894	74,894	—	74,894	—	—
Derivative assets	60,382	60,382	—	90,818	—	(30,436)
Liabilities:
Deposits	594,922	594,922	—	594,922	—	—
Consolidated obligation discount notes	21,506,927	21,506,670	—	21,506,670	—	—
Consolidated obligation bonds	21,212,174	21,191,664	—	21,191,664	—	—
Mandatorily redeemable capital stock	4,200	4,200	4,200	—	—	—
Accrued interest payable	52,561	52,561	—	52,561	—	—
Derivative liabilities	33,786	33,786	—	237,411	—	(203,625)
Other Asset (Liability):
Standby letters of credit	(839)	(839)	—	(839)	—	—
Standby bond purchase agreements	288	5,268	—	5,268	—	—
Advance commitments	—	(948)	—	(948)	—	—

Table 13.2

	12/31/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$2,545,311	$2,545,311	$2,545,311	$—	$—	$—
Interest-bearing deposits	1,163	1,163	—	1,163	—	—
Securities purchased under agreements to resell	1,225,000	1,225,000	—	1,225,000	—	—
Federal funds sold	2,075,000	2,075,000	—	2,075,000	—	—
Trading securities	1,462,049	1,462,049	—	1,462,049	—	—
Held-to-maturity securities	4,857,187	4,869,042	—	4,513,082	355,960	—
Advances	18,302,950	18,366,465	—	18,366,465	—	—
Mortgage loans held for portfolio, net of allowance	6,230,172	6,475,740	—	6,475,740	—	—
Accrued interest receivable	70,923	70,923	—	70,923	—	—
Derivative assets	32,983	32,983	—	100,632	—	(67,649)
Liabilities:
Deposits	595,775	595,775	—	595,775	—	—
Consolidated obligation discount notes	14,219,612	14,219,385	—	14,219,385	—	—
Consolidated obligation bonds	20,221,002	20,207,029	—	20,207,029	—	—
Mandatorily redeemable capital stock	4,187	4,187	4,187	—	—	—
Accrued interest payable	58,243	58,243	—	58,243	—	—
Derivative liabilities	35,292	35,292	—	282,688	—	(247,396)
Other Asset (Liability):
Standby letters of credit	(926)	(926)	—	(926)	—	—
Standby bond purchase agreements	222	4,738	—	4,738	—	—
Advance commitments	—	(257)	—	(257)	—	—

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the period ended June 30, 2015 and December 31, 2014 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the carrying amount. For additional information on the valuation of impaired loans, see Note 6. Real estate owned is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 13.3

	06/30/2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$595,010	$—	$595,010	$—	$—
GSE obligations[2]	1,337,760	—	1,337,760	—	—
U.S. obligation MBS[3]	876	—	876	—	—
GSE MBS[4]	737,633	—	737,633	—	—
Total trading securities	2,671,279	—	2,671,279	—	—
Derivative assets:
Interest-rate related	60,307	—	90,743	—	(30,436)
Mortgage delivery commitments	75	—	75	—	—
Total derivative assets	60,382	—	90,818	—	(30,436)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,731,661	$—	$2,762,097	$—	$(30,436)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$33,467	$—	$237,092	$—	$(203,625)
Mortgage delivery commitments	319	—	319	—	—
Total derivative liabilities	33,786	—	237,411	—	(203,625)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$33,786	$—	$237,411	$—	$(203,625)

Nonrecurring fair value measurements - Assets[5]:
Held-to-maturity securities:
Private-label residential MBS	$4,349	$—	$—	$4,349	$—
Impaired mortgage loans	$1,872	$—	$—	$1,872	$—
Real estate owned	1,411	—	—	1,411	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,632	$—	$—	$7,632	$—

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

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Includes assets adjusted to fair value during the six months ended June 30, 2015 and still outstanding as of June 30, 2015.

Table 13.4

	12/31/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,016	$—	$25,016	$—	$—
GSE obligations[2]	1,299,979	—	1,299,979	—	—
U.S. obligation MBS[3]	963	—	963	—	—
GSE MBS[4]	136,091	—	136,091	—	—
Total trading securities	1,462,049	—	1,462,049	—	—
Derivative assets:
Interest-rate related	32,837	—	100,486	—	(67,649)
Mortgage delivery commitments	146	—	146	—	—
Total derivative assets	32,983	—	100,632	—	(67,649)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,495,032	$—	$1,562,681	$—	$(67,649)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$35,284	$—	$282,680	$—	$(247,396)
Mortgage delivery commitments	8	—	8	—	—
Total derivative liabilities	35,292	—	282,688	—	(247,396)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$35,292	$—	$282,688	$—	$(247,396)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[5]:
Private-label residential MBS	$134	$—	$—	$134	$—
Real estate owned[6]	927	—	—	927	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,061	$—	$—	$1,061	$—

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

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Excludes impaired securities with carrying values less than their fair values at date of impairment.

[6]	Includes REO written down to fair value during the quarter ended December 31, 2014 and still outstanding as of December 31, 2014.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $810,124,584,000 and $812,794,196,000 as of June 30, 2015 and December 31, 2014, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of June 30, 2015, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2015 and December 31, 2014, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	06/30/2015			12/31/2014
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,531,935	$10,523	$2,542,458	$2,544,683	$9,880	$2,554,563
Advance commitments outstanding	12,627	32,796	45,423	—	32,796	32,796
Commitments for standby bond purchases	915,026	467,140	1,382,166	759,725	785,250	1,544,975
Commitments to fund or purchase mortgage loans	96,312	—	96,312	53,004	—	53,004
Commitments to issue consolidated bonds, at par	140,000	—	140,000	50,000	—	50,000
Commitments to issue consolidated discount notes, at par	150,000	—	150,000	—	—	—

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2015, outstanding standby letters of credit had original terms of 1 day to 10 years with a final expiration in 2020. As of December 31, 2014, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $839,000 and $926,000 as of June 30, 2015 and December 31, 2014, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2018, though some are renewable at the option of the FHLBank. As of June 30, 2015 and December 31, 2014, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three and six months ended June 30, 2015 and 2014.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(244,000) and $138,000 as of June 30, 2015 and December 31, 2014, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information as of June 30, 2015 and December 31, 2014 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2015 or 2014 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

06/30/2015
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.3%	$212,739	18.7%	$213,239	16.3%
Bank of Oklahoma, NA	OK	500	0.3	195,701	17.2	196,201	15.0
Capitol Federal Savings Bank	KS	500	0.3	165,756	14.5	166,256	12.7
TOTAL		$1,500	0.9%	$574,196	50.4%	$575,696	44.0%

Table 15.2

12/31/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$124,781	16.3%	$125,281	12.8%
Capitol Federal Savings Bank	KS	2,700	1.3	118,606	15.5	121,306	12.4
Bank of Oklahoma, NA	OK	12,133	5.7	94,153	12.3	106,286	10.9
TOTAL		$15,333	7.2%	$337,540	44.1%	$352,873	36.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2015 and December 31, 2014 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	06/30/2015		12/31/2014		06/30/2015		12/31/2014
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$3,918,000	16.9%	$2,736,500	15.1%	$898	0.1%	$567	0.1%
Bank of Oklahoma, NA	4,300,000	18.6	2,103,400	11.6	3,356	0.6	2,534	0.4
Capitol Federal Savings Bank	2,575,000	11.1	2,575,000	14.2	529	0.1	1,737	0.3
TOTAL	$10,793,000	46.6%	$7,414,900	40.9%	$4,783	0.8%	$4,838	0.8%

MidFirst Bank, Bank of Oklahoma, NA and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2015 and 2014.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of June 30, 2015 and December 31, 2014 for members that had an officer or director serving on the FHLBank’s board of directors in 2015 or 2014 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	06/30/2015		12/31/2014
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$267,104	1.2%	$219,239	1.2%

Deposits	$11,237	1.9%	$8,524	1.4%

Class A Common Stock	$4,207	2.5%	$4,175	2.0%
Class B Common Stock	15,299	1.3	7,419	1.0
TOTAL CAPITAL STOCK	$19,506	1.5%	$11,594	1.2%

Table 15.5 presents mortgage loans acquired during the three and six months ended June 30, 2015 and 2014 for members that had an officer or director serving on the FHLBank’s board of directors in 2015 or 2014 (dollar amounts in thousands).

Table 15.5

	Three Months Ended				Six Months Ended
	06/30/2015		06/30/2014		06/30/2015		06/30/2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$36,771	11.5%	$27,987	9.7%	$63,562	10.8%	$41,154	8.5%

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides limited other financial services to our member institutions. The FHLBanks, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

On May 31, 2015, the FHLBank of Des Moines and the FHLBank of Seattle completed the merger that was announced on July 31, 2014. The completion of the merger concluded a lengthy process of merging the two FHLBanks, which included board approval, member ratification, and satisfaction of Finance Agency closing conditions. The continuing FHLBank is headquartered in Des Moines with a western regional office in Seattle, and is now the largest FHLBank in the FHLBank System in terms of membership and geography. As a result of this merger, there are now 11 district FHLBanks in the FHLBank System.

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2015	03/31/2015	12/31/2014	09/30/2014	06/30/2014
Statement of Condition (as of period end):
Total assets	$45,505,610	$40,164,879	$36,853,977	$38,528,044	$33,320,873
Investments[1]	14,846,345	11,578,846	9,620,399	9,075,621	8,774,310
Advances	23,287,961	21,265,329	18,302,950	20,574,600	17,449,516
Mortgage loans, net[2]	6,314,269	6,284,365	6,230,172	6,164,822	6,090,846
Total liabilities	43,562,137	38,437,663	35,268,710	36,837,646	31,859,399
Deposits	594,922	744,616	595,775	677,069	776,902
Consolidated obligation bonds, net[3]	21,212,174	19,383,225	20,221,002	20,025,472	19,405,969
Consolidated obligation discount notes, net[3]	21,506,927	17,757,801	14,219,612	15,947,588	11,462,971
Total consolidated obligations, net[3]	42,719,101	37,141,026	34,440,614	35,973,060	30,868,940
Mandatorily redeemable capital stock	4,200	4,545	4,187	4,371	4,519
Total capital	1,943,473	1,727,216	1,585,267	1,690,398	1,461,474
Capital stock	1,303,570	1,098,319	974,041	1,090,263	877,592
Total retained earnings	653,617	643,567	627,133	615,192	599,999
Accumulated other comprehensive income (loss) (AOCI)	(13,714)	(14,670)	(15,907)	(15,057)	(16,117)
Statement of Income (for the quarterly period ended):
Net interest income	57,150	56,614	57,800	56,572	56,299
(Reversal) provision for credit losses on mortgage loans	(992)	(802)	117	82	(2,109)
Other income (loss)	(13,537)	(9,216)	(15,219)	(10,805)	(13,153)
Other expenses	15,093	13,620	12,981	13,880	13,498
Income before assessments	29,512	34,580	29,483	31,805	31,757
AHP assessments	2,952	3,459	2,950	3,181	3,177
Net income	26,560	31,121	26,533	28,624	28,580
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	74	74	74	75	71
Dividends paid in stock[4]	16,436	14,613	14,518	13,356	9,935
Weighted average dividend rate[5]	5.22%	5.19%	5.17%	5.15%	4.22%
Dividend payout ratio[6]	62.16%	47.19%	55.00%	46.92%	35.01%
Return on average equity	5.56%	7.10%	6.07%	6.93%	7.48%
Return on average assets	0.25%	0.32%	0.27%	0.32%	0.35%
Average equity to average assets	4.48%	4.48%	4.53%	4.56%	4.69%
Net interest margin[7]	0.54%	0.58%	0.60%	0.63%	0.69%
Total capital ratio[8]	4.27%	4.30%	4.30%	4.39%	4.39%
Regulatory capital ratio[9]	4.31%	4.35%	4.36%	4.44%	4.45%
Ratio of earnings to fixed charges[10]	1.56	1.67	1.57	1.63	1.64

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $2,390,000, $3,337,000, $4,550,000, $4,591,000 and $4,658,000 as of June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $11,000, $11,000, $11,000, $13,000 and $12,000 for the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

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

Net income decreased $2.0 million, or 7.1 percent, to $26.6 million for the three months ended June 30, 2015 compared to $28.6 million for the same period in the prior year. This decrease in net income was driven primarily by increases in compensation and benefits and other operating expense of $1.9 million and a $1.1 million decrease in reversals of the allowance for credit losses on mortgage loans. Net interest income, FHLBank’s largest source of income, increased $0.9 million, or 1.5 percent, for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014, which partially offset the decline in net income.

Net income increased $6.8 million, or 13.4 percent, to $57.7 million for the six months ended June 30, 2015 compared to $50.8 million for the six months ended June 30, 2014. Net income for the six-months ended June 30, 2015 included $7.5 million less in market value losses related to hedging and trading securities than the same period of 2014, which explains much of the increase between the two periods. Net interest income also increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, by $3.0 million, or 2.7 percent, which contributed to the increase in net income over the same period. The increases in net interest income for the three- and six-month periods were driven by significant increases in the average balance of advances; however, the impact of the increase was reduced because the increase was in our lowest yielding advance product, our line of credit advances. Line of credit advances are generally funded by our lowest costing debt, our discount notes, which reduced the average cost of borrowings and also positively impacted net interest margin for both periods. Year-to-date increases in compensation and benefits and other operating expenses slightly offset the previously discussed increases in year-to-date net income. Detailed discussion relating to the fluctuations in net interest income, the net gain (loss) on derivatives and hedging activities, and the allowance for credit losses on mortgage loans can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $8.7 billion, or 23.5 percent, from December 31, 2014 to June 30, 2015. This increase was due primarily to a $5.0 billion, or 27.2 percent, increase in advances, a $2.1 billion, or 35.2 percent, increase in short-term investments, net of cash, and a $1.5 billion, or 23.7 percent, increase in investment securities. The increase in advances was largely due to an increase in our lowest yielding line of credit advance product. This growth is attributed to the increase in dividend rates (discussed below), which effectively reduces the cost of our advances to the member and increases the member's ability to profitably deploy the funding. We have been actively promoting the impact of our Class B Common Stock dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends. The benefit of these short-term advances to our members could be reduced in future interest rate environments, which could cause advances to decline. The composition of cash and other short-term investments changed during the quarter due to our greater ability to invest cash in reverse repurchase agreements at the end of the current quarter as a result of policy limit increases and participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program. The increase in investment securities coincided with the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission asset ratio (discussed below). Although our investment securities represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

Total liabilities increased $8.3 billion, or 23.5 percent, from December 31, 2014 to June 30, 2015. This increase was due to a $7.3 billion increase in consolidated obligation discount notes and a $1.0 billion increase in consolidated obligation bonds. Our funding mix generally is driven by asset composition; thus, the increase in discount notes for the current period reflects the increase in our line of credit and short-term advances, which are generally funded by discount notes. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on equity (ROE) was 5.56 percent and 6.30 percent for the current three- and six-month periods, respectively, compared to 7.48 percent and 6.08 percent for the prior year three- and six-month periods, respectively. The growth in advances and associated capital was dilutive to ROE for both periods, but net income increased sufficiently with the decline in the net market value losses related to hedging and trading securities to offset this dilution for the six-month period.

Dividends paid to members totaled $31.2 million for the six months ended June 30, 2015 compared to $18.2 million for the same period in the prior year. The dividend rate for Class A Common Stock remained at 1.00 percent and the dividend rate for Class B Common Stock remained at 6.00 percent for the second quarter of 2015, compared to the prior quarter. Changes in the weighted average dividend rates between the quarters ended June 30, 2015 (5.22 percent) and 2014 (4.22 percent) occurred primarily due to the dividend rate increases during 2014. Other factors impacting the stock class mix and average dividend rates include: (1) a reduction in our activity stock (Class B Common Stock) requirement for advances in the second quarter of 2014; (2) weekly exchanges of excess Class B Common Stock to Class A Common Stock; and (3) periodic repurchases of excess Class A Common Stock. We changed our management of capital levels during 2014, including a reduction in our activity-based stock purchase requirement (see “Liquidity and Capital Resources - Capital” under this Item 2), establishing periodic repurchases of excess Class A Common Stock, and increasing our dividend payout ratio among other practices, while maintaining sufficient levels of liquidity to fulfill our mission.

Finance Agency guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2015. Our ratio of average advances and average mortgage loans to average consolidated obligations (core mission assets ratio) was 79 percent for the first half of 2015. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain this level throughout 2015. Additional discussion of recent core mission asset guidance can be found under this Item 2 - "Management's Discussion and Analysis - Legislative and Regulatory Developments."

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Market Instrument	Three-month	Three-month	Six-month	Six-month	06/30/2015	12/31/2014	06/30/2014
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.13%	0.09%	0.12%	0.08%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.01	0.03	0.01	0.04	0.01	0.04	0.02
3-month LIBOR[1]	0.28	0.23	0.27	0.23	0.28	0.26	0.23
2-year U.S. Treasury note[1]	0.61	0.41	0.60	0.38	0.62	0.67	0.46
5-year U.S. Treasury note[1]	1.52	1.65	1.49	1.62	1.61	1.65	1.63
10-year U.S. Treasury note[1]	2.16	2.61	2.06	2.69	2.31	2.17	2.52
30-year residential mortgage note rate[2]	4.02	4.39	3.97	4.46	4.26	4.04	4.28

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the first half of 2015, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates has remained relatively stable, but rates increased sharply in June as a result of positive economic data and increases in German bond yields, which drew some investment away from U.S. Treasuries. Long-term rates declined considerably in the first part of 2015, which caused a decline in mortgage rates around the same time. Long term rates have since rebounded and mortgage rates have responded in kind. The market continues to wait for direction from the FOMC regarding the expected timing of increases in the Federal funds target rate. Economic data, other than employment, has been mixed, which has pushed expectations of a target rate increase to fall or late 2015. However, because the FOMC has largely eliminated forward guidance from its statements, the projected increase date and short-term rates in general will fluctuate with changes in economic data. The FOMC is monitoring the same broad range of economic indicators in its consideration of continued accommodative monetary policy. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of Agency debt and Agency MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries and Agency MBS are expected to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. This has allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout the first half of 2015, despite a slight increase in cost towards the end of the second quarter due to reluctance by dealers to hold our debt in inventory on the last day of a quarter and the economic factors mentioned above. Several market events continue to have the potential to impact the demand for our consolidated obligations including recent economic concerns over Greece and China, changes in interest rates as the FOMC contemplates increasing short-term interest rates, decline in dealer demand due to regulatory changes, and political gridlock surrounding budget and debt limit deadlines.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2015.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2015 vs. 06/30/2014		6/30/2015 vs. 6/30/2014
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$4,262	4.0%	$6,975	3.3%
Total interest expense	3,411	6.9	4,004	4.0
Net interest income	851	1.5	2,971	2.7
(Reversal) provision for credit losses on mortgage loans	1,117	53.0	20	1.1
Net interest income after mortgage loan loss provision	(266)	(0.5)	2,951	2.6
Net gain (loss) on trading securities	(14,693)	(258.8)	(15,203)	(138.1)
Net gain (loss) on derivatives and hedging activities	14,671	141.7	22,687	93.2
Other non-interest income	(362)	(12.6)	(411)	(7.4)
Total other income (loss)	(384)	(2.9)	7,073	23.7
Operating expenses	1,891	18.1	2,911	13.8
Other non-interest expenses	(296)	(9.8)	(480)	(9.2)
Total other expenses	1,595	11.8	2,431	9.2
AHP assessments	(225)	(7.1)	759	13.4
NET INCOME	$(2,020)	(7.1)%	$6,834	13.4%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Six Months Ended
	06/30/2015		06/30/2014		06/30/2015		06/30/2014
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$25,270	22.9%	$24,991	23.6%	$48,969	22.4%	$50,638	23.9%
Advances	34,150	31.0	29,750	28.1	66,657	30.5	58,813	27.8
Mortgage loans held for portfolio	50,455	45.8	50,841	47.9	102,471	46.8	101,602	47.9
Other	354	0.3	385	0.4	706	0.3	775	0.4
TOTAL INTEREST INCOME	$110,229	100.0%	$105,967	100.0%	$218,803	100.0%	$211,828	100.0%

[1]	Includes trading securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended June 30, 2015 was $26.6 million compared to $28.6 million for the three months ended June 30, 2014. This decrease was driven by increases in compensation and benefits and other operating expenses of $1.9 million and a $1.1 million decrease in reversals in the allowance for credit losses, partially offset by the increase in net interest income. The increase in compensation and benefits was primarily a result of hiring additional employees, and is expected to continue to increase as we add additional positions over the next several years, although at a much slower pace. Credit quality has continued to improve over the last two years along with increases in property values, although to a lesser degree in 2014. Coupled with these economic factors, we made refinements in our allowance for credit loss methodology in June 2014 and January 2015. Therefore, the change in the reversal in the allowance for credit losses for the three-month periods reflects the timing of those refinements as the reversals are comparable for the six-month periods.

ROE was 5.56 percent and 7.48 percent for the three months ended June 30, 2015 and June 30, 2014, respectively. The decrease in ROE between quarters was due to the increase in average capital that resulted from increased advance utilization combined with the overall decrease in net income. Although advance utilization increased, it had a dilutive impact on ROE because the increase was in our lowest yielding advance product.

Net income for the six months ended June 30, 2015 was $57.7 million compared to $50.8 million for the six months ended June 30, 2014. The increase in net income was due primarily to fair value fluctuations related to derivatives and hedging activities and an increase in net interest income largely as a result of an increase in advances and a decrease in the total cost of borrowing. The $22.7 million increase in net income from derivatives and hedging activities was partially offset by an increase in losses on trading securities of $15.2 million, resulting in a net increase of $7.5 million to net income. This was due largely to less pronounced fair value declines on interest rate caps during the current period compared to the prior year period offset by declines in fair values of swapped trading investments that were larger than the fair value increases on the interest rate swaps hedging these trading investments, and declines in the fair values of other economic derivatives. Net interest income increased for the six months ended June 30, 2015 compared to the six months ended June 30, 2014, by $3.0 million, or 2.7 percent, which contributed to the increase in net income over the same period. ROE was 6.30 percent and 6.08 percent for the six months ended June 30, 2015 and 2014, respectively. The improvement in ROE for the six month period was primarily due to gains in net income from fair value fluctuations and an increase in net interest income to a smaller extent. However the impact of the increase in net income was diluted by the increase in average capital from increased advance utilization in lower yielding advances.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income increased $0.9 million for the quarter ended June 30, 2015 and $3.0 million for the six months ended June 30, 2015 compared to the prior year periods. The increase in net interest income for both periods was due primarily to a $7.5 billion and $6.4 billion increase in the average balance of advances for the three- and six-month periods ended June 30, 2015, respectively, compared to the prior year periods (see Tables 5 and 7). The net interest spread and margin declined, however, driven by the growth in advances, as the majority of the increase was in lower yielding products, and a decrease in the yield on mortgage loans. The decreases in net interest spread and margin were partially offset by an overall decrease in the cost of borrowing and also by an increase in the average yield on short-term investments, which is discussed in greater detail below.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, securities purchased under agreements to resell (reverse repurchase agreements), and investment securities decreased 24 basis points, from 1.14 percent for the quarter ended June 30, 2014 to 0.90 percent for the quarter ended June 30, 2015. The average yield on investments decreased 21 basis points, from 1.11 percent for the six months ended June 30, 2014 to 0.90 percent for the six months ended June 30, 2015. The yields for the three- and six- month periods were impacted by compositional changes in the investment securities portfolio, most notably increases in the average balance of lower yielding instruments and decreases in the average balance of higher yielding MBS as prepayments increased. The average yield and average balance on short-term investments increased between periods due to increased reverse repurchase agreement activity. An increase in policy limits and new counterparty relationships have provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015.

The average yield on advances decreased 13 basis points, from 0.67 percent for the quarter ended June 30, 2014 to 0.54 percent for the current quarter. The average yield on advances decreased 12 basis points, from 0.68 percent for the six months ended June 30, 2014 to 0.56 percent for the six months ended June 30, 2015. The decrease in the average yield on advances was due to continued increases in our lowest yielding advance product, our line of credit advances, relative to total advances. The average balance of advances increased $7.5 billion, or 41.9 percent, from the second quarter of 2014 to the same quarter of 2015. Average advances have increased each quarter since the second quarter of 2014 due to our efforts to promote the impact of our Class B Common Stock dividend on the effective borrowing cost of short-term advances to increase member awareness of the benefit of higher dividends.

The average yield on mortgage loans decreased 17 basis points, from 3.38 percent for the quarter ended June 30, 2014 to 3.21 percent for the quarter ended June 30, 2015. The average yield on mortgage loans decreased 12 basis points, from 3.41 percent for the six months ended June 30, 2014 to 3.29 percent for the six months ended June 30, 2015. The decrease in yield was due to an increase in premium amortization as mortgage rates decreased towards the end of 2014 and during the first four months of 2015 and prepayments on higher coupon loans increased (yields on mortgage loans decline as premiums are amortized; amortization accelerates as prepayments increase). The decrease is also a result of purchases of mortgage loans at rates lower than the existing portfolio. We expect declining levels of prepayments and a related deceleration in premium amortization in the last half of 2015 resulting from projected increases in mortgage interest rates, but our average yield on mortgage loans could continue to decline if mortgage interest rates do not fluctuate significantly from current levels.

The average cost of consolidated obligation bonds increased slightly between quarters, from 0.97 percent for the quarter ended June 30, 2014 to 0.99 percent for the current quarter. The average cost of consolidated obligation bonds also increased slightly for the six months ended June 30, 2015, from 0.98 percent for the six months ended June 30, 2014 to 0.99 percent for the current six month period. The average cost of discount notes also increased slightly, from 0.07 percent for the three- and six-months ended June 30, 2014 to 0.08 percent for the three- and six-months ended June 30, 2015. Despite these small increases, the average cost of total interest-bearing liabilities decreased by 12 basis points for both periods presented due to the increased use of discount notes to fund the increase in short-term assets, while the average balance of consolidated obligation bonds remained relatively flat. We expect the FOMC to begin raising interest rates towards the end of 2015, at which time our debt costs will correspondingly begin to increase. For further discussion of how we use discount notes and bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 9 through 12 under this Item 2), which distorts yields, especially for trading investments that are swapped to a variable rate.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	06/30/2015			06/30/2014
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$217,425	$55	0.10%	$204,483	$43	0.09%
Securities purchased under agreements to resell	2,269,923	1,013	0.18	125,824	28	0.09
Federal funds sold	1,599,615	485	0.12	1,157,956	233	0.08
Investment securities[1]	7,144,877	23,717	1.33	7,300,578	24,687	1.36
Advances[2,3]	25,219,322	34,150	0.54	17,767,478	29,750	0.67
Mortgage loans[2,4,5]	6,306,320	50,455	3.21	6,040,996	50,841	3.38
Other interest-earning assets	25,776	354	5.51	24,854	385	6.19
Total earning assets	42,783,258	110,229	1.03	32,622,169	105,967	1.30
Other non-interest-earning assets	13,414			72,683
Total assets	$42,796,672			$32,694,852

Interest-bearing liabilities:
Deposits	$645,745	$135	0.08%	$924,630	$200	0.09%
Consolidated obligations[2]:
Discount Notes	19,776,912	3,751	0.08	10,060,097	1,718	0.07
Bonds	19,957,046	49,121	0.99	19,723,651	47,696	0.97
Other borrowings	17,102	72	1.69	8,702	54	2.54
Total interest-bearing liabilities	40,396,805	53,079	0.53	30,717,080	49,668	0.65
Capital and other non-interest-bearing funds	2,399,867			1,977,772
Total funding	$42,796,672			$32,694,852

Net interest income and net interest spread[6]		$57,150	0.50%		$56,299	0.65%

Net interest margin[7]			0.54%			0.69%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change runs through equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]	CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.2 million for both of the three months ended June 30, 2015 and 2014.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 6 summarizes changes in interest income and interest expense (in thousands):

Table 6

	Three Months Ended
	06/30/2015 vs. 06/30/2014
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$3	$9	$12
Securities purchased under agreements to resell	932	53	985
Federal funds sold	108	144	252
Investment securities	(521)	(449)	(970)
Advances	10,839	(6,439)	4,400
Mortgage loans	2,181	(2,567)	(386)
Other assets	13	(44)	(31)
Total earning assets	13,555	(9,293)	4,262
Interest Expense:
Deposits	(59)	(6)	(65)
Consolidated obligations:
Discount notes	1,824	209	2,033
Bonds	567	858	1,425
Other borrowings	41	(23)	18
Total interest-bearing liabilities	2,373	1,038	3,411
Change in net interest income	$11,182	$(10,331)	$851

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

Table 7 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Six Months Ended
	06/30/2015			06/30/2014
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$220,343	$109	0.10%	$207,624	$80	0.08%
Securities purchased under agreements to resell	1,893,028	1,578	0.17	106,077	42	0.08
Federal funds sold	1,972,298	1,144	0.12	1,314,221	482	0.07
Investment securities[1]	6,871,079	46,138	1.35	7,555,904	50,034	1.34
Advances[2,3]	23,961,919	66,657	0.56	17,559,034	58,813	0.68
Mortgage loans[2,4,5]	6,279,075	102,471	3.29	6,002,416	101,602	3.41
Other interest-earning assets	23,842	706	5.97	24,307	775	6.43
Total earning assets	41,221,584	218,803	1.07	32,769,583	211,828	1.30
Other non-interest-earning assets	21,490			90,905
Total assets	$41,243,074			$32,860,488

Interest-bearing liabilities:
Deposits	$699,712	$299	0.09%	$998,372	$438	0.09%
Consolidated obligations[2]:
Discount Notes	18,360,138	7,253	0.08	9,748,528	3,562	0.07
Bonds	19,835,294	97,346	0.99	19,991,794	96,936	0.98
Other borrowings	13,871	141	2.04	7,995	99	2.50
Total interest-bearing liabilities	38,909,015	105,039	0.54	30,746,689	101,035	0.66
Capital and other non-interest-bearing funds	2,334,059			2,113,799
Total funding	$41,243,074			$32,860,488

Net interest income and net interest spread[6]		$113,764	0.53%		$110,793	0.64%

Net interest margin[7]			0.56%			0.68%

[1]	The non-credit portion of the OTTI discount on held-to-maturity securities is excluded from the average balance for calculations of yield since the change is an adjustment to equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $2.5 million, and $2.4 million for the six months ended June 30, 2015 and 2014, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 8 summarizes changes in interest income and interest expense (in thousands):

Table 8

	Six Months Ended
	06/30/2015 vs. 06/30/2014
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$5	$24	$29
Securities purchased under agreements to resell	1,441	95	1,536
Federal funds sold	307	355	662
Investment securities	(4,589)	693	(3,896)
Advances	18,965	(11,121)	7,844
Mortgage loans	4,588	(3,719)	869
Other assets	(15)	(54)	(69)
Total earning assets	20,702	(13,727)	6,975
Interest Expense:
Deposits	(128)	(11)	(139)
Consolidated obligations:
Discount notes	3,381	310	3,691
Bonds	(763)	1,173	410
Other borrowings	63	(21)	42
Total interest-bearing liabilities	2,553	1,451	4,004
Change in net interest income	$18,149	$(15,178)	$2,971

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

As demonstrated in Tables 9 through 12, the majority of the derivative net gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 9 through 12. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a much lesser degree. We generally record net fair value gains on derivatives when the overall level of interest rates rises over the period and record net fair value losses when the overall level of interest rates falls over the period, due to the mix of the economic hedges.

For the three- and six-months ended June 30, 2015, net gains and losses on derivatives and hedging activities increased net income by $14.7 million and $22.7 million, respectively, compared to the same periods in 2014. As noted previously, the changes are primarily attributable to volatility in the fair value of our economic derivatives. The majority of the increases were a result of fair value fluctuations on our interest rate cap portfolio, as a decline in long term interest rates in the first half of 2014 caused a fairly significant decline in the fair value of the interest rate caps for the periods ended June 30, 2014. The decrease for the current period was far less pronounced, as interest rates were higher at the end of the period. In all periods presented, we experienced increases in the fair value of our interest rate swaps matched to GSE debentures as a result of the passage of time as several derivatives approached maturity (reducing the overall loss position of the derivatives) and changes in interest rates for their respective maturities (pay fixed rate swap), but these increases were largely offset by decreases in the fair values of the swapped GSE debentures, which are recorded in net gain (loss) on trading securities. Increases resulting from the interest rate cap portfolio and the interest rate swaps matched to GSE debentures were offset in part by declines in the fair values of other economic derivatives for the three- and six-month periods ended June 30, 2015.

While the net interest received (paid) on the associated economic interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, the GSE debentures or MBS, is recorded in interest income, with any changes in fair value recognized in net gain (loss) on trading securities. See Tables 39 and 40 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 9 through 12 categorize the earnings impact by product for hedging activities (in thousands):

Table 9

	Three Months Ended 06/30/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,969)	$—	$(570)	$—	$(2)	$(2,541)
Net interest settlements	(30,161)	—	—	50	17,822	(12,289)
Subtotal	(32,130)	—	(570)	50	17,820	(14,830)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	843	—	—	(93)	(1,342)	(592)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	17,772	—	—	(2,302)	15,470
Interest rate caps	—	518	—	—	—	518
Mortgage delivery commitments	—	—	(1,200)	—	—	(1,200)
Economic hedges – net interest received (paid)	—	(11,975)	—	—	2,096	(9,879)
Subtotal	843	6,315	(1,200)	(93)	(1,548)	4,317
Net impact of derivatives and hedging activities	(31,287)	6,315	(1,770)	(43)	16,272	(10,513)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(20,347)	—	—	—	(20,347)
TOTAL	$(31,287)	$(14,032)	$(1,770)	$(43)	$16,272	$(30,860)

Table 10

	Three Months Ended 06/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,496)	$—	$(604)	$105	$(2,995)
Net interest settlements	(32,715)	—	—	24,225	(8,490)
Subtotal	(35,211)	—	(604)	24,330	(11,485)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(17)	—	—	423	406
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	5,250	—	1,118	6,368
Interest rate caps/floors	—	(9,354)	—	—	(9,354)
Mortgage delivery commitments	—	—	2,109	—	2,109
Economic hedges – net interest received (paid)	—	(10,925)	—	1,042	(9,883)
Subtotal	(17)	(15,029)	2,109	2,583	(10,354)
Net impact of derivatives and hedging activities	(35,228)	(15,029)	1,505	26,913	(21,839)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(5,637)	—	—	(5,637)
TOTAL	$(35,228)	$(20,666)	$1,505	$26,913	$(27,476)

Table 11

	Six Months Ended 06/30/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(4,181)	$—	$(892)	$—	$(4)	$(5,077)
Net interest settlements	(60,867)	—	—	59	38,973	(21,835)
Subtotal	(65,048)	—	(892)	59	38,969	(26,912)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	512	—	—	43	(1,980)	(1,425)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	23,232	—	—	(2,206)	21,026
Interest rate caps	—	(1,341)	—	—	—	(1,341)
Mortgage delivery commitments	—	—	(476)	—	—	(476)
Economic hedges – net interest received (paid)	—	(23,102)	—	—	3,672	(19,430)
Subtotal	512	(1,211)	(476)	43	(514)	(1,646)
Net impact of derivatives and hedging activities	(64,536)	(1,211)	(1,368)	102	38,455	(28,558)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(26,116)	—	—	—	(26,116)
TOTAL	$(64,536)	$(27,327)	$(1,368)	$102	$38,455	$(54,674)

Table 12

	Six Months Ended 06/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,544)	$—	$(973)	$230	$(6,287)
Net interest settlements	(65,536)	—	—	45,550	(19,986)
Subtotal	(71,080)	—	(973)	45,780	(26,273)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	311	—	—	(1,160)	(849)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	12,486	—	2,377	14,863
Interest rate caps/floors	—	(21,480)	—	—	(21,480)
Mortgage delivery commitments	—	—	2,919	—	2,919
Economic hedges – net interest received (paid)	—	(21,968)	—	2,182	(19,786)
Subtotal	311	(30,962)	2,919	3,399	(24,333)
Net impact of derivatives and hedging activities	(70,769)	(30,962)	1,946	49,179	(50,606)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(10,664)	—	—	(10,664)
TOTAL	$(70,769)	$(41,626)	$1,946	$49,179	$(61,270)

Net Gain (Loss) on Trading Securities: All gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 9 through 12. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time and changes in price volatility. Table 13 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 13

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
GSE debentures	$(20,198)	$(5,786)	$(25,978)	$(11,084)
U.S. Treasury note	(6)	5	(16)	20
U.S. obligation and GSE MBS/CMO	(168)	104	(221)	61
Short-term money market securities	1	(1)	—	(9)
TOTAL	$(20,371)	$(5,678)	$(26,215)	$(11,012)

The majority of the volatility in the net gain (loss) of our trading portfolio can be attributed to fair value changes on GSE debentures. The largest component of our trading portfolio is comprised of fixed rate GSE debentures, and generally most of the securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates. The fair values of these GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. During 2014, interest rates in the one- to three-year range continued to increase, resulting in additional losses on the GSE debentures, but the decrease in GSE credit spreads reduced the magnitude of those losses. A notable increase in intermediate interest rates in June 2015 resulted in additional fair value losses on the GSE debentures for the second quarter of 2015. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses. The largest component of operating expenses, compensation and benefits, increased by $1.0 million, or 14.8 percent, and 1.9 million, or 13.6 percent for the three and six months ended June 30, 2015, respectively, compared to the prior year periods. The increases are due primarily to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation. We expect continued increases in this expense as we add positions over the next several years, but our pace of hiring is expected to slow.

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

For the three months ended June 30, 2015, adjusted net income decreased by $2.0 million compared to the three months ended June 30, 2014 (see Table 14). This decrease was due largely to increases in compensation and benefits and other operating expense along with a slight decrease in other operating income. Adjusted income for the six months ended June 30, 2015 and 2014 was relatively flat, as increases in net interest income for the current six month period were mostly offset by increases in compensation and benefits and other operating expense in the same period. Table 14 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 14

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Net income, as reported under GAAP	$26,560	$28,580	$57,681	$50,847
AHP assessments	2,952	3,177	6,411	5,652
Income before AHP assessments	29,512	31,757	64,092	56,499
Derivative-related and other excluded items[1]	5,843	5,601	7,343	14,736
Adjusted income (a non-GAAP measure)	$35,355	$37,358	$71,435	$71,235

[1]
Consists of fair value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

Table 15 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE between the three- and six-month comparative periods is mostly a function of increases in average capital for the current periods that resulted from the increase in advances. Adjusted ROE spread for the three and six months ended June 30, 2015 and 2014 is calculated as follows (dollar amounts in thousands):

Table 15

	Three Months Ended		Six Months Ended
	06/30/2015	06/30/2014	06/30/2015	06/30/2014
Average GAAP total capital for the period	$1,916,341	$1,533,369	$1,846,938	$1,685,529
ROE, based upon GAAP net income	5.56%	7.48%	6.30%	6.08%
Adjusted ROE, based upon adjusted income	7.40%	9.77%	7.80%	8.52%
Average overnight Federal funds effective rate	0.13%	0.09%	0.12%	0.08%
Adjusted ROE as a spread to average overnight Federal funds effective rate	7.27%	9.68%	7.68%	8.44%

Financial Condition

Overall: Total assets increased $8.7 billion, or 23.5 percent, from December 31, 2014 to June 30, 2015. This increase was due primarily to a $5.0 billion, or 27.2 percent, increase in advances, a $2.1 billion, or 35.2 percent, increase in short-term investments, net of cash, and a $1.5 billion, or 23.7 percent, increase in investment securities (investments classified as trading or held-to-maturity). The increase in advances was largely due to an increase in short-term advances, which can be attributed to the increase in dividend rates that effectively reduces the cost of our advances to the member and increases the member's ability to profitably deploy the funding. We have been actively promoting the impact of the dividend on the effective borrowing cost of our advances to increase member awareness of the benefit of higher dividends. The benefit of these advances to our members may be reduced in future interest rate environments, which could cause advances to decline. Increases in the balances of total consolidated obligations and total capital between June 30, 2015 and December 31, 2014 also reflect increased advance utilization.

As a percentage of assets at June 30, 2015 compared to December 31, 2014, short-term investments and advances increased while cash and mortgage loans decreased, despite a small increase in our mortgage loan portfolio. The composition change between cash and short-term investments reflects our recently approved participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program and an increase in policy limits for reverse repurchase agreements with other counterparties, which provide more options to invest the influx of cash that frequently occurs on the last day of a reporting period. The concentrations of discount notes and consolidated obligation bonds are generally driven by asset composition; thus, the percentage increase in discount notes and the corresponding percentage decline in consolidated obligation bonds for the current period is the result of an increase in our line of credit product balance and short-term advances, which are generally funded by discount notes. Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	06/30/2015	12/31/2014
Assets:
Cash and due from banks	1.9%	6.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	15.5	9.0
Investment securities	17.1	17.1
Advances	51.2	49.7
Mortgage loans, net	13.9	16.9
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.3%	1.6%
Consolidated obligation discount notes, net	47.3	38.6
Consolidated obligation bonds, net	46.6	54.9
Other liabilities	0.4	0.6
Total liabilities	95.6	95.7

Capital:
Capital stock outstanding	2.9	2.6
Retained earnings	1.5	1.7
Accumulated other comprehensive income (loss)	—	—
Total capital	4.4	4.3
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	6/30/2015 vs. 12/31/2014
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,670,732)	(65.6)%
Investments[1]	5,225,946	54.3
Advances	4,985,011	27.2
Mortgage loans, net	84,097	1.3
Derivative assets, net	27,399	83.1
Other assets	(88)	(0.1)
Total assets	$8,651,633	23.5%

Liabilities:
Deposits	$(853)	(0.1)%
Consolidated obligations, net	8,278,487	24.0
Derivative liabilities, net	(1,506)	(4.3)
Other liabilities	17,299	8.8
Total liabilities	8,293,427	23.5

Capital:
Capital stock outstanding	329,529	33.8
Retained earnings	26,484	4.2
Accumulated other comprehensive income (loss)	2,193	13.8
Total capital	358,206	22.6
Total liabilities and capital	$8,651,633	23.5%

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

Table 18 summarizes advances outstanding by product (dollar amounts in thousands):

Table 18

	06/30/2015		12/31/2014
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$8,650,012	37.4%	$5,349,579	29.5%
Regular adjustable rate advances	77,000	0.3	22,943	0.1
Adjustable rate callable advances	5,829,760	25.2	4,615,227	25.4
Customized advances:
Adjustable rate advances with embedded caps or floors	45,000	0.2	97,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	82,418	0.4	81,818	0.5
Total adjustable rate advances	14,684,190	63.5	10,166,567	56.0
Fixed rate:
Standard advance products:
Short-term fixed rate advances	365,330	1.6	67,052	0.4
Regular fixed rate advances	5,262,031	22.7	4,954,635	27.3
Fixed rate callable advances	75,445	0.3	85,445	0.5
Standard housing and community development advances:
Regular fixed rate advances	351,829	1.5	327,015	1.8
Fixed rate callable advances	2,000	—	2,000	—
Total fixed rate advances	6,056,635	26.1	5,436,147	30.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,505,142	6.5	1,586,242	8.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	419,449	1.8	452,517	2.5
Fixed rate callable amortizing advances	29,990	0.1	33,651	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	448,956	1.9	458,644	2.5
Fixed rate callable amortizing advances	6,921	0.1	7,113	0.1
Total amortizing advances	905,316	3.9	951,925	5.3
TOTAL PAR VALUE	$23,151,283	100.0%	$18,140,881	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at June 30, 2015 and December 31, 2014. The 27.6 percent increase in advance par value (see Table 18) was due to a significant increase in our line of credit product as well as smaller increases in adjustable rate callable advances and short-term and regular fixed rate advances. The increase in our line of credit product was largely a result of efforts to promote the pricing advantages of advances when taking our dividend payment rates into consideration. The ability of our members to profitably invest advance funding may be reduced in future interest rate environments, which could cause advances to decline. We expect advances as a percent of total assets to continue to increase as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview ” under this Item 2), but we cannot predict member demand for our advance products.

As of June 30, 2015 and December 31, 2014, 66.7 percent and 65.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced in the latter half of 2014 and the first half of 2015 is a result of a smaller number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during the latter half of 2014 and the first half of 2015.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one‑ or three‑month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 86.5 percent and 84.1 percent of our total advance portfolio as of June 30, 2015 and December 31, 2014, respectively.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 19

	06/30/2015		12/31/2014
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$4,300,000	18.6%	$2,103,400	11.6%
MidFirst Bank	3,918,000	16.9	2,736,500	15.1
Capitol Federal Savings Bank	2,575,000	11.1	2,575,000	14.2
United of Omaha Life Insurance Co.	711,364	3.1	591,818	3.2
Security Benefit Life Insurance Co.	635,000	2.7
American Fidelity Assurance Co.			521,500	2.9
TOTAL	$12,139,364	52.4%	$8,528,218	47.0%

Table 20 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 20

	Three Months Ended
	06/30/2015		06/30/2014
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$16,144	25.3%	$13,564	21.9%
American Fidelity Assurance Co.	4,367	6.9	4,494	7.2
MidFirst Bank	2,869	4.5
Bank of Oklahoma, NA	2,590	4.1
United of Omaha Life Insurance Co.	1,610	2.5	1,648	2.7
Security Benefit Life Insurance Co.			2,527	4.1
Ent Federal Credit Union			1,610	2.6
TOTAL	$27,580	43.3%	$23,843	38.5%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(30.2) million and $(32.7) million for the three months ended June 30, 2015 and 2014, respectively.

Table 21 presents the interest income associated with the five borrowers who paid the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers who paid the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 21

	Six Months Ended
	06/30/2015		06/30/2014
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$32,269	25.7%	$27,332	22.1%
American Fidelity Assurance Co.	8,645	6.9	8,952	7.3
MidFirst Bank	5,458	4.3
Bank of Oklahoma, NA	4,513	3.6
United of Omaha Life Insurance Co.	3,172	2.5	3,362	2.7
Security Benefit Life Insurance Co.			5,218	4.2
Ent Federal Credit Union			3,203	2.6
TOTAL	$54,057	43.0%	$48,067	38.9%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(60.9) million and $(65.5) million for the six months ended June 30, 2015 and 2014, respectively.

Table 4 presents the amount of interest income on advances as a percentage of total interest income for the three and six months ended June 30, 2015 and 2014.

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

The principal amount of new mortgage loans acquired and held on balance sheet from in-district PFIs during the six months ended June 30, 2015 was $0.6 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 1.3 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2014 to June 30, 2015. Net mortgage loans as a percentage of total assets decreased from 16.9 percent as of December 31, 2014 to 13.9 percent as of June 30, 2015. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and six months ended June 30, 2015 and 2014.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of June 30, 2015.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFIs participating in the MPF Xtra product. We discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs. During the first quarter of 2015, we received approval from the Finance Agency to offer participation interests in risk-sharing MPF loan pools to member institutions. We are currently in the planning process for operational preparedness for this new activity, which may further enhance our ability to manage the size of our MPF portfolio in the future.

The number of approved PFIs decreased from 281 as of December 31, 2014 to 278 as of June 30, 2015. During the six months ended June 30, 2015, we purchased loans from 171 PFIs with no one PFI accounting for more than 6.0 percent of the total volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2015 as other secondary mortgage outlets become less competitive or less available to many of our members. Table 22 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

Table 22

	06/30/2015		12/31/2014
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$228,975	3.7%	$209,593	3.4%
Mutual of Omaha Bank	223,794	3.6	246,851	4.0
Tulsa Teachers Credit Union	186,143	3.0	167,449	2.7
SAC Federal Credit Union	144,376	2.3	135,909	2.2
Farmers Bank & Trust N.A.	115,720	1.9	122,898	2.0
TOTAL	$899,008	14.5%	$882,700	14.3%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2015 was 751 and 73.3 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

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

The additional decrease in the allowance for credit losses during the current quarter and the decrease in the allowance balance as a percent of UPB as of June 30, 2015 were primarily attributable to improvements in credit quality during the period, increases in property values, and a decline in the historical loss factor. The historical loss factor decreases as larger losses realized in older periods roll off or are offset by gains in more current periods in the historical average calculation. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased 54.3 percent from December 31, 2014 to June 30, 2015 largely due to an increase in reverse repurchase agreements due to our participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program and an increase in existing limits for reverse repurchase agreements for other counterparties. To a lesser extent, increases in MBS and certificates of deposit coincided with the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission assets ratio. At times during 2014, we did not reinvest MBS portfolio prepayments in new MBS because of the focus on our core mission assets ratio as well as our inability to purchase MBS at prices that would generate what we consider to be acceptable spreads. With the increase in our core mission assets, we were able to reinvest MBS prepayments and increase that portfolio during the first half of 2015 at acceptable spreads. Investment securities are generally issued by GSEs and large financial institutions that we consider to be of investment quality. Consistent with Finance Agency guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Table 23 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 23

	06/30/2015	12/31/2014
Interest-bearing deposits	$—	$63
Federal funds sold	2,070,000	2,075,000
Certificates of deposit	595,010	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,665,010	$2,075,063

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K. As of June 30, 2015, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of June 30, 2015, all unsecured term investments were rated as investment grade based on NRSROs (see Table 27).

Table 24 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2015. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 24

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$—	$150,001	$—	$150,001
U.S. subsidiaries of foreign commercial banks	225,000	—	—	225,000
Total domestic and U.S. subsidiaries of foreign commercial banks	225,000	150,001	—	375,001
U.S. Branches and agency offices of foreign commercial banks:
Sweden	340,000	200,000	45,000	585,000
Finland	500,000	—	—	500,000
Norway	340,000	—	—	340,000
Germany	335,000	—	—	335,000
Netherlands	330,000	—	—	330,000
Canada	—	150,000	50,009	200,009
Total U.S. Branches and agency offices of foreign commercial banks	1,845,000	350,000	95,009	2,290,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,070,000	$500,001	$95,009	$2,665,010

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE debentures, MBS/ABS, and state housing finance agency securities. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are Agency MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing attractive returns. GSE debentures are the other significant investment class that we hold in our long-term investment portfolio. The majority of our unsecured GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of June 30, 2015, the amortized cost of our MBS/CMO portfolio represented 295 percent of our regulatory capital. As of June 30, 2015, we held $741.7 million of par value in MBS/CMOs in our trading portfolio for liquidity purposes and to provide additional balance sheet flexibility. The majority of the MBS/CMOs in the trading portfolio are fixed rate GSE securities, which are swapped from fixed to variable rates.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not actively trade any of these securities with the intent of realizing gains; they are held indefinitely and utilized for asset/liability management purposes, including liquidity. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value, although we had no available-for-sale securities as of June 30, 2015 or December 31, 2014. If fixed rate securities are hedged with interest rate swaps, we classify the securities as trading securities so that the changes in fair values of both the derivatives hedging the securities and the trading securities are recorded in other income. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities. See Note 3 of the Notes to Financial Statements under Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 25 (in thousands).

Table 25

	06/30/2015	12/31/2014
Trading securities:
Certificates of deposit	$595,010	$—
U.S. Treasury obligations	—	25,016
GSE debentures	1,337,760	1,299,979
Mortgage-backed securities:
U.S. obligation MBS	876	963
GSE MBS	737,633	136,091
Total trading securities	2,671,279	1,462,049
Held-to-maturity securities:
State or local housing agency obligations	114,980	126,105
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	51,966	57,562
GSE MBS	4,776,123	4,441,487
Private-label residential MBS	199,350	231,259
Home equity loan ABS	624	774
Total held-to-maturity securities	5,143,043	4,857,187
Total securities	7,814,322	6,319,236

Interest-bearing deposits	2,023	1,163

Federal funds sold	2,070,000	2,075,000

Securities purchased under agreements to resell	4,960,000	1,225,000
TOTAL INVESTMENTS	$14,846,345	$9,620,399

The contractual maturities of our investments are summarized by security type in Table 26 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 26

	06/30/2015
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$595,010	$—	$—	$—	$595,010
GSE debentures	256,223	696,572	384,965	—	1,337,760
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	876	876
GSE MBS	—	—	461,380	276,253	737,633
Total trading securities	851,233	696,572	846,345	277,129	2,671,279
Yield on trading securities	1.51%	4.99%	2.80%	2.60%
Held-to-maturity securities:
State or local housing agency obligations	—	—	16,715	98,265	114,980
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	6	—	—	51,960	51,966
GSE MBS	—	61,225	2,026,979	2,687,919	4,776,123
Private-label residential MBS	—	15,399	8,370	175,581	199,350
Home equity loans ABS	—	—	—	624	624
Total held-to-maturity securities	6	76,624	2,052,064	3,014,349	5,143,043
Yield on held-to-maturity securities	6.97%	2.13%	1.84%	1.78%

Total securities	851,239	773,196	2,898,409	3,291,478	7,814,322
Yield on total securities	1.51%	4.69%	2.12%	1.85%

Interest-bearing deposits	2,023	—	—	—	2,023

Federal funds sold	2,070,000	—	—	—	2,070,000

Securities purchased under agreements to resell	4,960,000	—	—	—	4,960,000
TOTAL INVESTMENTS	$7,883,262	$773,196	$2,898,409	$3,291,478	$14,846,345

Securities Ratings – Tables 27 and 28 present the carrying value of our investments by rating as of June 30, 2015 and December 31, 2014 (in thousands). The ratings presented are the lowest ratings available for each security based on NRSROs. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 27

	06/30/2015
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$2,023	$—	$—	$—	$—	$2,023

Federal funds sold[2]	—	500,000	1,570,000	—	—	—	2,070,000

Securities purchased under agreements to resell[3]	—	2,100,000	—	—	—	2,860,000	4,960,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	445,009	150,001	—	—	—	595,010
GSE debentures	—	1,337,760	—	—	—	—	1,337,760
State or local housing agency obligations	71,785	30,000	13,195	—	—	—	114,980
Total non-mortgage-backed securities	71,785	1,812,769	163,196	—	—	—	2,047,750
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	52,842	—	—	—	—	52,842
GSE MBS	—	5,513,756	—	—	—	—	5,513,756
Private label residential MBS	—	3,274	5,164	70,627	120,227	58	199,350
Home equity loan ABS	—	—	—	—	425	199	624
Total mortgage-backed securities	—	5,569,872	5,164	70,627	120,652	257	5,766,572

TOTAL INVESTMENTS	$71,785	$9,984,664	$1,738,360	$70,627	$120,652	$2,860,257	$14,846,345

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $22.8 million at June 30, 2015.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight and 68 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 28

	12/31/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$63	$1,100	$—	$—	$—	$—	$1,163

Federal funds sold[2]	—	—	2,075,000	—	—	—	2,075,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	1,225,000	1,225,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,016	—	—	—	—	25,016
GSE debentures	—	1,299,979	—	—	—	—	1,299,979
State or local housing agency obligations	81,955	30,000	—	14,150	—	—	126,105
Total non-mortgage-backed securities	81,955	1,354,995	—	14,150	—	—	1,451,100
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	58,525	—	—	—	—	58,525
GSE MBS	—	4,577,578	—	—	—	—	4,577,578
Private label residential MBS	—	6,161	6,879	84,013	134,141	65	231,259
Home equity loan ABS	—	—	—	—	534	240	774
Total mortgage-backed securities	—	4,642,264	6,879	84,013	134,675	305	4,868,136

TOTAL INVESTMENTS	$82,018	$5,998,359	$2,081,879	$98,163	$134,675	$1,225,305	$9,620,399

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.3 million at December 31, 2014.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 29 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 29

	06/30/2015			12/31/2014
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$19,493	$83,725	$103,218	$24,730	$92,710	$117,440
Alt-A	51,559	60,447	112,006	64,196	67,979	132,175
Total private-label residential MBS	71,052	144,172	215,224	88,926	160,689	249,615
Home equity loan ABS:
Subprime	—	2,471	2,471	—	2,707	2,707
TOTAL	$71,052	$146,643	$217,695	$88,926	$163,396	$252,322

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Ninety-seven percent of our private-label MBS/ABS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS/ABS portfolio from OTTI. Table 30 presents statistical information for our private-label MBS/ABS by year of securitization and rating (dollar amounts in thousands):

Table 30

06/30/2015
Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$3,285	$—	$—	$3,285
Single-A	5,167	—	—	5,167
Triple-B	70,858	—	2,226	68,632
Double-B	52,150	—	2,021	50,129
Single-B	23,421	3,110	—	20,311
Triple-C	31,553	—	17,100	14,453
Double-C	8,970	3,026	3,258	2,686
Single-D	21,585	126	21,459	—
Unrated	706	—	—	706
TOTAL	$217,695	$6,262	$46,064	$165,369

Amortized cost	$209,753	$5,914	$41,023	$162,816
Gross unrealized losses	(10,531)	—	(2,956)	(7,575)
Fair value	202,963	6,055	39,510	157,398

OTTI:
Credit-related OTTI charge taken year-to-date	$439	$4	$250	$185
Non-credit-related OTTI charge taken year-to-date	(254)	(4)	(233)	(17)
TOTAL	$185	$—	$17	$168

Weighted average percentage of fair value to UPB	93.2%	96.7%	85.8%	95.2%
Original weighted average credit support[1]	5.2	3.1	6.1	5.1
Weighted average credit support[1]	11.2	9.9	4.2	13.2
Weighted average collateral delinquency[2]	11.0	16.3	13.8	10.0

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 26 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 90 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

Table 31 presents a summary of the significant inputs used to evaluate all private-label MBS for OTTI as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before we will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS investments, except for those securities that are qualitatively evaluated, in each category shown. The classification (prime, Alt-A and subprime) is based on the classification at the time of origination.

Table 31

Private-label residential MBS
	Significant Inputs			Current Credit Enhancements
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	13.5%	6.1%	22.4%	12.8%
2005	12.8	9.7	23.8	9.0
2006	13.6	12.6	27.4	9.9
Total Prime	13.4	6.7	22.7	12.5
Alt-A:
2004 and prior	13.7	10.1	31.8	14.0
2005	14.3	13.7	35.7	3.8
Total Alt-A	13.9	11.4	33.3	10.2
TOTAL	13.7%	9.2%	28.2%	11.3%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.0%	5.1%	81.9%	2.2%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the second quarter of 2015, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The more stressful scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to the deterioration in housing prices beyond our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price declines (and subsequent recoveries) are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended June 30, 2015 is $0.4 million compared to $0.3 million recorded under the base case scenario.

Deposits: Total deposits remained relatively stable from December 31, 2014 to June 30, 2015. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2015 if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 24.0 percent from December 31, 2014 to June 30, 2015. Discount notes increased from 41.3 percent of total outstanding consolidated obligations as of December 31, 2014 to 50.3 percent as of June 30, 2015 primarily as a result of the increase in our line of credit product and other short-term advance products, which are generally funded with discount notes (see this Item 2 – “Financial Condition – Advances”).

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

Liquidity and Capital Resources
Liquidity: We maintain high levels of liquidity to achieve our mission of serving as an economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain Finance Agency regulations and guidelines and in accordance with policies established by management and the Board of Directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors.

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks.

During the six months ended June 30, 2015, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $7.1 billion and $143.0 billion, respectively, compared to $4.7 billion and $23.3 billion for the same period in 2014. The large increase between periods reflects the cumulative effect of using discount notes, primarily overnight discount notes. We use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The increase in overnight discount note issuance correlated with the increased activity in our overnight investment in Federal funds sold and overnight investment in reverse repurchase agreements. We continued to issue shorter-term discount notes as well as swapped step-up, callable, and term fixed and floating rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At June 30, 2015, our short-term liquidity portfolio, which consists of cash and short-term investments with remaining maturities of one year or less (term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements), increased $2.7 billion, from $6.1 billion as of December 31, 2014 to $8.8 billion as of June 30, 2015. The increase was due to balance sheet growth, which impacts required levels of liquidity. The composition of cash and short-term investments changed between periods due to greater ability to invest cash in reverse repurchase agreements at the end of the current quarter as a result of participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program and an increase in existing limits for reverse repurchase agreements for other counterparties. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and U.S. Treasury obligations that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures remained relatively flat at $1.3 billion in par value as of June 30, 2015 and December 31, 2014. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

We manage our average capital ratio to remain above our minimum regulatory and RMP requirements so that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

Contingency plans are in place that prioritize the allocation of liquidity resources in the event of operational disruptions at the FHLBank or the Office of Finance, as well as systemic Federal Reserve wire transfer system disruptions. Contingency liquidity is defined as the amount sufficient to enable us to meet our liquidity needs for a minimum of five business days of inability to access the capital markets. Further, under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $9.2 billion as of June 30, 2015.

Uses of liquidity primarily include issuing advances, purchasing investments, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, and pay dividends to members.

During the six months ended June 30, 2015, advance disbursements totaled $48.3 billion compared to $24.6 billion for the same period in 2014. During the six months ended June 30, 2015, investment purchases (excluding overnight investments) totaled $4.0 billion compared to $1.1 billion for the same period in 2014. During the six months ended June 30, 2015, payments on consolidated obligation bonds and discount notes were $6.1 billion and $135.7 billion, respectively, compared to $5.4 billion and $22.8 billion for the same period in 2014, which includes bonds that were called during the period. The large increase in payments on discount notes between periods reflects the cumulative effect of using discount notes, including overnight discount notes, to fund the growth in short-term advances and our short-term liquidity portfolio.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under two different renewal scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets.

In addition to the liquidity measures described above, we are required by the Finance Agency to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We have remained in compliance with each of these liquidity requirements throughout 2015. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding decreased to 35 days as of June 30, 2015 from 45 days as of December 31, 2014. A portion of this decrease was due to a transition in our liquidity ladder by using two-month discount notes instead of three-month discount notes and was also decreased by an increase in our issuance of overnight discount notes in an effort to enhance income. The use of shorter term discount notes correlates with the significant increase in our line of credit advance product. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account remained unchanged at 2 days as of June 30, 2015 and December 31, 2014 because we primarily held short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio decreased from 43 days on December 31, 2014 to 33 days on June 30, 2015. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock increased 33.8 percent from December 31, 2014 to June 30, 2015, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. On May 5, 2014, the FHLBank reduced its activity-based stock purchase requirement for advances from 5.0 percent to 4.5 percent.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member as of specific dates throughout the year. In April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. Our current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 for Class A Common Stock remains in effect.

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

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to our members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 32 provides a summary of member capital requirements under our current capital plan as of June 30, 2015 and December 31, 2014 (in thousands):

Table 32

Requirement	06/30/2015	12/31/2014
Asset-based (Class A only)	$157,623	$154,304
Activity-based (additional Class B)[1]	944,901	723,450
Total Required Stock[2]	1,102,524	877,754
Excess Stock (Class A and B)	205,246	100,474
Total Stock[2]	$1,307,770	$978,228
Activity-based Requirements:
Advances[3]	$1,038,828	$813,778
AMA assets (mortgage loans)[4]	1,736	1,978
Total Activity-based Requirement	1,040,564	815,756
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	61,960	61,998
Total Required Stock[2]	$1,102,524	$877,754

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan: risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of June 30, 2015 and December 31, 2014.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 bps. This dividend parity threshold was effective for dividends paid for all of 2014 and 2015 and will continue to be effective until such time as it may be changed by our Board of Directors. With the overnight Federal funds target rate range of 0.0 to 0.25 percent, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 33 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 33

Applicable Rate per Annum	06/30/2015	03/31/2015	12/31/2014	09/30/2014	06/30/2014
Class A Common Stock	1.00%	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00	5.00
Weighted Average[1]	5.22	5.19	5.17	5.15	4.22
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.13%	0.11%	0.10%	0.09%	0.09%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 6.00 percent on Class B Common Stock in the third quarter of 2014, as a result of a change in our capital management practices intended to result in a higher percentage payout of quarterly earnings, slower growth in retained earnings, and increased advance utilization due in no small part to the extremely low all-in cost of advances once the dividend is factored in. We expect to recommend maintaining the current dividend rates on Class A Common Stock and Class B Common Stock for a considerable time in keeping with the desire to pay out a larger percentage of income than in the past. We caution, however, that market conditions can be unpredictable and adverse changes may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase, and CMOs securitized by whole loans. Approximately 96 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Federal Home Loan Mortgage Corporation (Freddie Mac). All of our private-label MBS/ABS have been downgraded below triple-A subsequent to purchase (see Table 30), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of four securities that have experienced immaterial cash flow shortfalls. The securities we hold that are classified as being backed by subprime mortgage loans are private-label home equity ABS. We also have potential credit risk exposure to MBS/CMOs and ABS that are insured by two of the monoline mortgage insurance companies, one of which is in rehabilitation after having previously entered into bankruptcy proceedings. We analyze these securities quarterly as part of the OTTI determination and assume no coverage potential from this monoline insurance provider. Under the RMP in effect at the time of acquisition, the insurer had to be rated no lower than double-A. We monitor the credit ratings daily, financial performance at least annually and capital adequacy quarterly for all primary mortgage insurers, secondary mortgage insurers and master servicers to which we have potential credit risk exposure. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Bilateral Derivatives. We are subject to non-performance by the counterparties to our bilateral derivative transactions. We generally require collateral on bilateral derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our bilateral derivative transactions as of June 30, 2015.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2015.

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

Tables 34 and 35 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 34

06/30/2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Double-A	$914,870	$1,551	$—	$1,551
Single-A	2,872,900	32,278	24,983	7,295
Liability positions with credit exposure:
Bilateral derivatives[1]:
Single-A	3,421,770	(62,792)	(64,590)	1,798
Cleared derivatives[2]	4,364,746	(37,283)	(86,946)	49,663
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$11,574,286	$(66,246)	$(126,553)	$60,307

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

Table 35

12/31/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Bilateral derivatives:
Single-A	$3,949,300	$36,459	$29,417	$7,042
Liability positions with credit exposure:
Bilateral derivatives[1]:
Single-A	2,245,492	(38,018)	(40,913)	2,895
Cleared derivatives[2]	3,327,371	(45,146)	(68,046)	22,900
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,522,163	$(46,705)	$(79,542)	$32,837

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

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

Table 36 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of June 30, 2015 (dollar amounts in thousands):

Table 36

	Sweden		Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$340,000	0.8%	$500,000	1.1%	$1,005,000	2.2%	$1,845,000	4.1%

Trading securities[3]	245,001	0.5	—	—	200,009	0.4	445,010	0.9

Derivative assets:
Net exposure at fair value	—		—		(59,228)		(59,228)
Cash collateral held	—		—		64,410		64,410
Net exposure after cash collateral	—	—	—	—	5,182	—	5,182	—

TOTAL	$585,001	1.3%	$500,000	1.1%	$1,210,191	2.6%	$2,295,192	5.0%

[1]	Represents other foreign countries where individual exposure is less than one percent of total assets.

[2]	Consists solely of overnight Federal funds sold.

[3]	Consists solely of certificates of deposit with remaining maturities of less than three months.

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the second quarter of 2015.

We generally maintained stable access to the capital markets for the quarter ended June 30, 2015. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of June 30, 2015 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Finance Agency Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the Finance Agency issued an advisory bulletin establishing a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as AMA), to consolidated obligations. The core mission asset ratio will be determined at year-end and calculated using annual average par values.

The advisory bulletin provides the Finance Agency expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining at least this level;

•	when the ratio is between 55 percent and 70 percent, the strategic plan should explain the FHLBank’s plan to increase its mission focus; and

•
when the ratio is below 55 percent, the strategic plan should include an explanation of the circumstances that caused the ratio to be at that level and detailed plans to increase the ratio. The advisory bulletin provides that if an FHLBank maintains a ratio below 55 percent over the course of several consecutive reviews, then the FHLBank’s board of directors should consider possible strategic alternatives.

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF Program. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2015. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain this level throughout 2015.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of June 30, 2015. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 37 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 37

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2015	1.7	0.6	0.2
03/31/2015	1.6	-0.1	1.1
12/31/2014	1.8	-0.9	1.8
09/30/2014	1.3	-0.7	1.4
06/30/2014	2.3	-0.2	1.3

The DOE as of June 30, 2015 increased in the base and the up 200 basis point shock scenarios and decreased in the down 200 basis point shock scenario from March 31, 2015. The primary factors contributing to these changes in duration during the period were: (1) the increase of longer term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period along with the reduced weighting of the portfolio as a percent of total assets with the growth in the balance sheet and overall increase in capital levels as advance balances continued to increase; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the continued issuance of discount notes funding the growth in advances.

The increase in longer-term interest rates during the second quarter of 2015 generally resulted in a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio level duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, higher interest rates indicate a relative decline in refinancing incentive for borrowers.

Even though the fixed rate mortgage loan portfolio increased in net outstanding balance during the period, the portfolio actually decreased as an overall percentage of assets as the balance sheet expanded, decreasing from 15.6 percent of total assets as of March 31, 2015 to 13.9 percent as of June 30, 2015. Even with this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to other FHLBank assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets change. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, during the second quarter of 2015, advance balances increased significantly causing the mortgage loan portfolio weighting to decrease as a total proportion of total assets. This relationship then causes the duration of the mortgage loan portfolio to have a smaller contribution impact to the overall DOE since DOE is a market value weighted measurement and as the capital level increased in response to the growth in advances, the contribution of the mortgage portfolio also declined. Although there was an absolute growth in the mortgage loan portfolio during the period, the mortgage loan portfolio became a smaller percentage of the balance sheet, reducing the mortgage loan portfolio's overall contribution to DOE. However, as stated previously, the mortgage loan portfolio continues to remain a significant portion of the balance sheet and changes in the duration and weighting of the portfolio continues to be a large contributor to the overall DOE profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, as longer term interest rates increased during the period and as we continued to experience prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The increase in longer term interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to lengthen. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios. In addition, issuance of discount notes continued, and actually increased, in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. During the second quarter of 2015, we also began replacing a limited amount of called bonds with term bullet issuances and this limited activity generated only a slight impact on the sensitivity of the down interest rate shock scenarios. The combination of all these factors contributed to the net DOE increase in the base and up 200 interest rate shock scenarios and the net DOE decrease in the down 200 interest rate shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the GSE variable rate MBS/CMO portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in Agency variable rate MBS/CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended June 30, 2015, we purchased $236.1 million of GSE variable rate MBS/CMO securities that consisted of Fannie Mae Delegated Underwriting and Servicing structures. However, we did not purchase additional interest rate caps during the second quarter of 2015 because the investments did not contain interest rate cap exposure.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.4 month and -0.1 month for June 30, 2015 and March 31, 2015, respectively. As discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the second quarter of 2015. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain a MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 38 presents MVE as a percent of TRCS. As of June 30, 2015, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

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

The decrease in the ratios from June 30, 2014 to September 30, 2014 was attributable primarily to an increase in capital stock due to our advance growth during the third quarter and the related capital stock purchase requirement. As members repaid advances late in the fourth quarter of 2014, there was a decrease in required capital stock due to the decrease in advances, which, along with the repurchase of excess capital stock, resulted in an increase in MVE/TRCS ratios in all scenarios at December 31, 2014. Similar to the June 30, 2014 to September 30, 2014 period, the current period of March 31, 2015 to June 30, 2015 experienced growth in advance balances and related capital stock purchases leading to a decline in the MVE/TRCS ratios.

Table 38

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2015	168	169	174
03/31/2015	188	186	190
12/31/2014	196	196	202
09/30/2014	181	180	188
06/30/2014	200	199	210

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

Tables 39 and 40 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 39

06/30/2015
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,403,914	$(72,212)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(482)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,503,142	(78,979)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	90,000	(403)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	45,423	(264)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,236,820	(66,216)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	523,465	3,289
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	3,271,800	8,607
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	96,312	(244)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	99,678	145
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,460,820	63,251
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,785,000	5,942
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	130,000	(2,549)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,750,000	(5,360)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,980,000	(1,118)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	8,000	—
TOTAL				$18,450,374	$(146,593)

Table 40

12/31/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,364,464	$(84,174)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(393)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,584,242	(92,887)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	187,000	(956)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	32,796	(662)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(82,875)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,044,800	9,948
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	53,004	138
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,166,000	73,628
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,430,000	7,501
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	122,000	(1,878)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,830,000	(10,216)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,455,000	770
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$18,353,126	$(182,056)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Exhibit 3.2 to the Current Report on Form 8-K, filed September 26, 2014, Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
10.1	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Change in Control Plan, dated June 19, 2015, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.2 to the Current Report on Form 8-K, filed July 20, 2015, Named Executive Officer Severance Policy, dated June 19, 2015, is incorporated herein by reference as Exhibit 10.2.
10.3	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, 2012 Executive Incentive Compensation Plan Targets, revised June 19, 2015, is incorporated herein by reference as Exhibit 10.3.
10.4	Exhibit 10.2 to the Current Report on Form 8-K, filed July 20, 2015, 2013 Executive Incentive Compensation Plan Targets, revised June 19, 2015, is incorporated herein by reference as Exhibit 10.4.
10.5	Exhibit 10.3 to the Current Report on Form 8-K, filed July 20, 2015, 2014 Executive Incentive Compensation Plan Targets, revised June 19, 2015, is incorporated herein by reference as Exhibit 10.5.
10.6	Exhibit 10.4 to the Current Report on Form 8-K, filed July 20, 2015, 2015 Executive Incentive Compensation Plan Targets, revised June 19, 2015, is incorporated herein by reference as Exhibit 10.6.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and Senior Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Federal Home Loan Bank of Topeka

August 6, 2015	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

August 6, 2015	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer