Form 10-Q
period 2015-09-30
Federal Home Loan Bank of Topeka
filed 2015-11-05
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
November 3, 2015
Class A Stock, par value $100 per share	1,883,121
Class B Stock, par value $100 per share	12,256,255

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

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

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2015	12/31/2014
ASSETS
Cash and due from banks	$672,155	$2,545,311
Interest-bearing deposits	1,557	1,163
Securities purchased under agreements to resell (Note 10)	4,010,000	1,225,000
Federal funds sold	1,800,000	2,075,000

Investment securities:
Trading securities (Note 3)	2,339,291	1,462,049
Available-for-sale securities[1] (Note 3)	69,854	—
Held-to-maturity securities[2] (Note 3)	4,885,711	4,857,187
Total investment securities	7,294,856	6,319,236

Advances (Notes 4, 6)	25,482,433	18,302,950

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,338,225	6,234,722
Less allowance for credit losses on mortgage loans (Note 6)	(1,897)	(4,550)
Mortgage loans held for portfolio, net	6,336,328	6,230,172

Accrued interest receivable	66,577	70,923
Premises, software and equipment, net	8,131	10,439
Derivative assets, net (Notes 7, 10)	64,060	32,983
Other assets	36,229	40,800

TOTAL ASSETS	$45,772,326	$36,853,977

LIABILITIES
Deposits (Note 8)	$729,395	$595,775

Consolidated obligations, net:
Discount notes (Note 9)	20,610,434	14,219,612
Bonds (Note 9)	22,225,254	20,221,002
Total consolidated obligations, net	42,835,688	34,440,614

Mandatorily redeemable capital stock (Note 11)	3,090	4,187
Accrued interest payable	68,072	58,243
Affordable Housing Program payable	29,143	30,863
Derivative liabilities, net (Notes 7, 10)	30,148	35,292
Other liabilities	95,940	103,736

TOTAL LIABILITIES	43,791,476	35,268,710

Commitments and contingencies (Note 14)

1    Amortized cost: $70,617 and $0 as of September 30, 2015 and December 31, 2014, respectively.
2    Fair value: $4,894,732 and $4,869,042 as of September 30, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2015	12/31/2014
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,174 and 2,083 shares issued and outstanding) (Note 11)	$217,457	$208,273
Class B ($100 par value; 11,270 and 7,657 shares issued and outstanding) (Note 11)	1,126,957	765,768
Total capital stock	1,344,414	974,041

Retained earnings:
Unrestricted	562,548	554,189
Restricted	87,481	72,944
Total retained earnings	650,029	627,133

Accumulated other comprehensive income (loss) (Note 12)	(13,593)	(15,907)

TOTAL CAPITAL	1,980,850	1,585,267

TOTAL LIABILITIES AND CAPITAL	$45,772,326	$36,853,977

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
INTEREST INCOME:
Interest-bearing deposits	$57	$40	$166	$120
Securities purchased under agreements to resell	1,267	96	2,845	138
Federal funds sold	438	358	1,582	840
Trading securities	19,781	12,330	45,639	37,972
Available-for-sale securities	5	—	5	—
Held-to-maturity securities	9,878	11,271	30,158	35,663
Advances	36,644	31,360	102,213	89,349
Prepayment fees on terminated advances	236	107	1,324	931
Mortgage loans held for portfolio	50,552	51,099	153,023	152,701
Other	344	374	1,050	1,149
Total interest income	119,202	107,035	338,005	318,863

INTEREST EXPENSE:
Deposits	139	166	438	604
Consolidated obligations:
Discount notes	5,166	2,688	12,419	6,250
Bonds	52,103	47,552	149,449	144,488
Mandatorily redeemable capital stock (Note 11)	10	13	32	29
Other	64	44	183	127
Total interest expense	57,482	50,463	162,521	151,498

NET INTEREST INCOME	61,720	56,572	175,484	167,365
(Reversal) provision for credit losses on mortgage loans (Note 6)	(398)	82	(2,192)	(1,732)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	62,118	56,490	177,676	169,097

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	(80)	—	(265)	—
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(132)	(20)	(386)	(443)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(212)	(20)	(651)	(443)
Net gain (loss) on trading securities (Note 3)	16,820	(11,419)	(9,395)	(22,431)
Net gain (loss) on derivatives and hedging activities (Note 7)	(49,721)	(2,218)	(51,367)	(26,551)
Standby bond purchase agreement commitment fees	1,398	1,594	4,236	4,711
Letters of credit fees	821	757	2,430	2,349
Other	638	501	1,738	1,734
Total other income (loss)	(30,256)	(10,805)	(53,009)	(40,631)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
OTHER EXPENSES:
Compensation and benefits	$9,881	$8,779	$26,007	$22,973
Other operating	3,314	3,016	11,191	9,914
Federal Housing Finance Agency	493	564	1,601	1,854
Office of Finance	627	541	1,951	1,662
Other	872	980	3,150	3,759
Total other expenses	15,187	13,880	43,900	40,162

INCOME BEFORE ASSESSMENTS	16,675	31,805	80,767	88,304

Affordable Housing Program	1,669	3,181	8,080	8,833

NET INCOME	$15,006	$28,624	$72,687	$79,471

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Net income	$15,006	$28,624	$72,687	$79,471

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	(763)	—	(763)	—
Total net unrealized gains/losses on available-for-sale securities	(763)	—	(763)	—

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(24)	—	(205)	—
Reclassification of non-credit portion included in net income	156	20	591	443
Accretion of non-credit portion	653	1,002	2,394	2,734
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	785	1,022	2,780	3,177

Defined benefit pension plan:
Amortization of net loss	99	38	297	127
Total defined benefit pension plan	99	38	297	127

Total other comprehensive income	121	1,060	2,314	3,304

TOTAL COMPREHENSIVE INCOME	$15,127	$29,684	$75,001	$82,775

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	12	1,161	6,279	627,890	6,291	629,051					629,051
Repurchase/redemption of capital stock	(5,850)	(584,978)	(93)	(9,343)	(5,943)	(594,321)					(594,321)
Comprehensive income							63,577	15,894	79,471	3,304	82,775
Net reclassification of shares to mandatorily redeemable capital stock	(77)	(7,711)	(2,204)	(220,391)	(2,281)	(228,102)					(228,102)
Net transfer of shares between Class A and Class B	3,130	312,984	(3,130)	(312,984)	—	—					—
Dividends on capital stock (Class A - 0.6%, Class B - 5.0%):
Cash payment							(225)		(225)		(225)
Stock issued			314	31,386	314	31,386	(31,386)		(31,386)		—
Balance at September 30, 2014	1,515	$151,519	9,388	$938,744	10,903	$1,090,263	$547,555	$67,637	$615,192	$(15,057)	$1,690,398

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Proceeds from issuance of capital stock	18	1,843	9,647	964,691	9,665	966,534					966,534
Repurchase/redemption of capital stock	(3,141)	(314,124)	(93)	(9,367)	(3,234)	(323,491)					(323,491)
Comprehensive income							58,150	14,537	72,687	2,314	75,001
Net reclassification of shares to mandatorily redeemable capital stock	(23)	(2,226)	(3,200)	(320,013)	(3,223)	(322,239)					(322,239)
Net transfer of shares between Class A and Class B	3,237	323,691	(3,237)	(323,691)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(222)		(222)		(222)
Stock issued			496	49,569	496	49,569	(49,569)		(49,569)		—
Balance at September 30, 2015	2,174	$217,457	11,270	$1,126,957	13,444	$1,344,414	$562,548	$87,481	$650,029	$(13,593)	$1,980,850

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2015	09/30/2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,687	$79,471
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(11,870)	(12,246)
Concessions on consolidated obligations	4,126	3,774
Premiums and discounts on investments, net	524	(232)
Premiums, discounts and commitment fees on advances, net	(7,246)	(9,306)
Premiums, discounts and deferred loan costs on mortgage loans, net	14,774	11,178
Fair value adjustments on hedged assets or liabilities	7,757	9,214
Premises, software and equipment	1,635	1,345
Other	297	127
(Reversal) provision for credit losses on mortgage loans	(2,192)	(1,732)
Non-cash interest on mandatorily redeemable capital stock	27	27
Net other-than-temporary impairment losses on held-to-maturity securities	651	443
Net realized (gain) loss on sale of premises and equipment	(17)	6
Other adjustments	(200)	105
Net (gain) loss on trading securities	9,395	22,431
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	69,369	47,674
(Increase) decrease in accrued interest receivable	4,386	9,331
Change in net accrued interest included in derivative assets	(92)	4,841
(Increase) decrease in other assets	1,821	2,076
Increase (decrease) in accrued interest payable	9,828	9,308
Change in net accrued interest included in derivative liabilities	(11,191)	(19,874)
Increase (decrease) in Affordable Housing Program liability	(1,720)	(3,320)
Increase (decrease) in other liabilities	(840)	(2,306)
Total adjustments	89,222	72,864
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	161,909	152,335

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2015	09/30/2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(42,507)	$61,924
Net (increase) decrease in securities purchased under resale agreements	(2,785,000)	(1,075,000)
Net (increase) decrease in Federal funds sold	275,000	(875,000)
Net (increase) decrease in short-term trading securities	(10)	260,000
Proceeds from maturities of and principal repayments on long-term trading securities	315,533	946,134
Purchases of long-term trading securities	(1,202,159)	—
Purchases of long-term available-for-sale securities	(45,435)	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,031,834	693,339
Purchases of long-term held-to-maturity securities	(1,090,355)	(340,977)
Principal collected on advances	69,741,660	42,425,603
Advances made	(76,911,491)	(45,643,549)
Principal collected on mortgage loans	778,553	572,403
Purchases of mortgage loans	(901,310)	(799,769)
Proceeds from sale of foreclosed assets	4,370	4,009
Principal collected on other loans made	1,664	1,572
Proceeds from sale of premises, software and equipment	68	2
Purchases of premises, software and equipment	(393)	(1,076)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,829,978)	(3,770,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	130,405	(283,055)
Net proceeds from issuance of consolidated obligations:
Discount notes	214,416,319	41,055,791
Bonds	11,088,056	7,182,363
Payments for maturing and retired consolidated obligations:
Discount notes	(208,027,097)	(35,998,826)
Bonds	(9,090,300)	(7,237,500)
Proceeds from financing derivatives	8,533	—
Net interest payments received (paid) for financing derivatives	(50,461)	(49,296)
Proceeds from issuance of capital stock	966,534	629,051
Payments for repurchase/redemption of capital stock	(323,491)	(594,321)
Payments for repurchase of mandatorily redeemable capital stock	(323,363)	(228,522)
Cash dividends paid	(222)	(225)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,794,913	4,475,460
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,873,156)	857,410
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,545,311	1,713,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$672,155	$2,571,350

Supplemental disclosures:
Interest paid	$157,224	$150,276

Affordable Housing Program payments	$9,944	$12,372

Net transfers of mortgage loans to real estate owned	$3,034	$3,590

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2015

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

Receivables - Troubled Debt Restructurings by Creditors. In January 2014, FASB issued amendments intended to clarify when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, when either: (a) the creditor obtains legal title to the residential real estate property upon completion of a foreclosure; or (b) the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments were effective for interim and annual periods beginning after December 15, 2014, which was January 1, 2015 for the FHLBank. The adoption of this amendment did not have a material impact on the FHLBank's financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of September 30, 2015 and December 31, 2014 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	9/30/2015	12/31/2014
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$25,016
GSE obligations[1]	1,354,809	1,299,979
Non-mortgage-backed securities	1,354,809	1,324,995
Mortgage-backed securities:
U.S. obligation MBS[2]	835	963
GSE MBS[3]	983,647	136,091
Mortgage-backed securities	984,482	137,054
TOTAL	$2,339,291	$1,462,049

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the three and nine months ended September 30, 2015 and 2014 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Net gains (losses) on trading securities held as of September 30, 2015	$16,830	$(11,433)	$(9,354)	$(21,881)
Net gains (losses) on trading securities sold or matured prior to September 30, 2015	(10)	14	(41)	(550)
NET GAIN (LOSS) ON TRADING SECURITIES	$16,820	$(11,419)	$(9,395)	$(22,431)

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2015 are summarized in Table 3.3 (in thousands). No available-for-sale securities were held as of December 31, 2014.

Table 3.3

	9/30/2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$70,617	$—	$763	$69,854
TOTAL	$70,617	$—	$763	$69,854

[1]	Represents fixed rate multi-family pass-through securities issued by Fannie Mae.

Table 3.4 summarizes (in thousands) the available-for-sale securities with unrealized losses as of September 30, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.4

	09/30/2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$69,854	$763	$—	$—	$69,854	$763
TOTAL TEMPORARILY IMPAIRED SECURITIES	$69,854	$763	$—	$—	$69,854	$763

[1]	Represents fixed rate multi-family pass-through securities issued by Fannie Mae.

All available-for-sale securities are GSE MBS and as such do not have a single maturity date. The expected maturities of these securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2015 are summarized in Table 3.5 (in thousands):

Table 3.5

	09/30/2015
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$114,030	$—	$114,030	$133	$5,267	$108,896
Non-mortgage-backed securities	114,030	—	114,030	133	5,267	108,896
Mortgage-backed securities:
U.S. obligation MBS[1]	49,414	—	49,414	129	—	49,543
GSE MBS[2]	4,538,501	—	4,538,501	23,318	11,713	4,550,106
Private-label residential MBS	192,059	8,910	183,149	7,408	6,413	184,144
Home equity loan ABS	701	84	617	1,426	—	2,043
Mortgage-backed securities	4,780,675	8,994	4,771,681	32,281	18,126	4,785,836
TOTAL	$4,894,705	$8,994	$4,885,711	$32,414	$23,393	$4,894,732

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2014 are summarized in Table 3.6 (in thousands):

Table 3.6

	12/31/2014
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$126,105	$—	$126,105	$148	$6,083	$120,170
Non-mortgage-backed securities	126,105	—	126,105	148	6,083	120,170
Mortgage-backed securities:
U.S obligation MBS[1]	57,562	—	57,562	175	—	57,737
GSE MBS[2]	4,441,487	—	4,441,487	27,486	13,628	4,455,345
Private-label residential MBS	242,970	11,711	231,259	9,195	6,960	233,494
Home equity loan ABS	837	63	774	1,522	—	2,296
Mortgage-backed securities	4,742,856	11,774	4,731,082	38,378	20,588	4,748,872
TOTAL	$4,868,961	$11,774	$4,857,187	$38,526	$26,671	$4,869,042

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.7 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of September 30, 2015. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.7

	09/30/2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$37,108	$5,267	$37,108	$5,267
Non-mortgage-backed securities	—	—	37,108	5,267	37,108	5,267
Mortgage-backed securities:
GSE MBS[2]	1,212,028	3,079	839,774	8,634	2,051,802	11,713
Private-label residential MBS	2,823	32	129,379	10,300	132,202	10,332
Mortgage-backed securities	1,214,851	3,111	969,153	18,934	2,184,004	22,045
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,214,851	$3,111	$1,006,261	$24,201	$2,221,112	$27,312

[1]
Total unrealized losses in Table 3.7 will not agree to total gross unrecognized losses in Table 3.5. Total unrealized losses in Table 3.7 include non-credit-related OTTI recognized in accumulated other comprehensive income (AOCI) and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.8 summarizes (in thousands) the held-to-maturity securities with unrealized losses as of December 31, 2014. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.8

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

[1]
Total unrealized losses in Table 3.8 will not agree to total gross unrecognized losses in Table 3.6. Total unrealized losses in Table 3.8 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2015 and December 31, 2014 are shown in Table 3.9 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.9

	09/30/2015			12/31/2014
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	15,765	15,765	15,719	17,920	17,920	17,779
Due after 10 years	98,265	98,265	93,177	108,185	108,185	102,391
Non-mortgage-backed securities	114,030	114,030	108,896	126,105	126,105	120,170
Mortgage-backed securities	4,780,675	4,771,681	4,785,836	4,742,856	4,731,082	4,748,872
TOTAL	$4,894,705	$4,885,711	$4,894,732	$4,868,961	$4,857,187	$4,869,042

Table 3.10 details interest rate payment terms for the amortized cost of held-to-maturity securities as of September 30, 2015 and December 31, 2014 (in thousands):

Table 3.10

	09/30/2015	12/31/2014
Non-mortgage-backed securities:
Fixed rate	$—	$9,335
Variable rate	114,030	116,770
Non-mortgage-backed securities	114,030	126,105
Mortgage-backed securities:
Pass-through securities:
Fixed rate	—	23
Variable rate	1,499,041	1,175,918
Collateralized mortgage obligations:
Fixed rate	343,767	423,333
Variable rate	2,937,867	3,143,582
Mortgage-backed securities	4,780,675	4,742,856
TOTAL	$4,894,705	$4,868,961

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred during the quarter ended September 30, 2015 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 3.11 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/ABS investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by a Nationally Recognized Statistical Rating Organization (NRSRO) upon issuance of the MBS/ABS.

Table 3.11

Private-label Residential MBS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	13.1%	6.2%	24.7%	8.8%
Total Prime	13.1	6.2	24.7	8.8
Alt-A:
2004 and prior	10.8	12.9	33.3	10.4
2005	14.7	10.2	36.8	0.6
Total Alt-A	13.6	10.9	35.8	3.4
TOTAL	13.5%	9.9%	33.4%	4.5%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.3%	4.4%	87.7%	11.6%

For the 26 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of September 30, 2015 are presented in Table 3.12 (in thousands):

Table 3.12

	09/30/2015
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$13,307	$12,495	$11,528	$12,293
Alt-A	45,439	40,551	32,608	38,575
Total private-label residential MBS	58,746	53,046	44,136	50,868
Home equity loan ABS:
Subprime	2,399	701	617	2,043
TOTAL	$61,145	$53,747	$44,753	$52,911

Table 3.13 presents a roll-forward of OTTI activity for the three and nine months ended September 30, 2015 and 2014 related to credit losses recognized in earnings (in thousands):

Table 3.13

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Balance, beginning of period	$9,425	$9,560	$9,406	$9,917
Additional charge on securities for which OTTI was not previously recognized	—	—	1	—
Additional charge on securities for which OTTI was previously recognized[1]	212	20	650	443
Amortization of credit component of OTTI[2]	(186)	(89)	(606)	(869)
Balance, end of period	$9,451	$9,491	$9,451	$9,491

[1]
For the three months ended September 30, 2015 and 2014, securities previously impaired represent all securities that were impaired prior to July 1, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, securities previously impaired represent all securities that were impaired prior to January 1, 2015 and 2014, respectively.

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

As of September 30, 2015, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2015 and December 31, 2014, the FHLBank had advances outstanding at interest rates ranging from 0.14 percent to 7.41 percent and 0.11 percent to 8.01 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of September 30, 2015 and December 31, 2014 (dollars in thousands):

Table 4.1

	09/30/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,775,801	0.45%	$6,996,975	0.59%
Due after one year through two years	1,963,499	2.31	1,513,363	2.14
Due after two years through three years	2,148,412	2.27	2,345,877	2.58
Due after three years through four years	1,172,501	1.51	1,501,614	2.16
Due after four years through five years	709,166	1.93	843,465	1.48
Thereafter	6,545,034	1.05	4,939,587	1.21
Total par value	25,314,413	0.99%	18,140,881	1.32%
Discounts	(20,498)		(24,043)
Hedging adjustments	188,518		186,112
TOTAL	$25,482,433		$18,302,950

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2015 and December 31, 2014 include callable advances totaling $6,193,849,000 and $4,825,254,000, respectively. Of these callable advances, there were $6,080,293,000 and $4,697,045,000 of variable rate advances as of September 30, 2015 and December 31, 2014, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of September 30, 2015 and December 31, 2014, the FHLBank had convertible advances outstanding totaling $1,501,642,000 and $1,586,242,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of September 30, 2015 and December 31, 2014 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	09/30/2015	12/31/2014	09/30/2015	12/31/2014
Due in one year or less	$18,564,493	$11,526,757	$14,053,093	$8,411,617
Due after one year through two years	1,675,797	1,288,157	1,543,599	1,396,863
Due after two years through three years	1,683,468	1,898,273	1,419,520	1,415,935
Due after three years through four years	844,576	1,136,649	1,159,501	1,232,414
Due after four years through five years	583,301	587,884	742,766	905,965
Thereafter	1,962,778	1,703,161	6,395,934	4,778,087
TOTAL PAR VALUE	$25,314,413	$18,140,881	$25,314,413	$18,140,881

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of September 30, 2015 and December 31, 2014 (in thousands):

Table 4.3

	09/30/2015	12/31/2014
Fixed rate:
Due in one year or less	$2,278,263	$1,379,428
Due after one year	6,747,344	6,594,886
Total fixed rate	9,025,607	7,974,314
Variable rate:
Due in one year or less	10,497,538	5,617,547
Due after one year	5,791,268	4,549,020
Total variable rate	16,288,806	10,166,567
TOTAL PAR VALUE	$25,314,413	$18,140,881

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2015 and December 31, 2014 on mortgage loans held for portfolio (in thousands):

Table 5.1

	09/30/2015	12/31/2014
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,483,076	$1,531,229
Fixed rate, long-term, single-family mortgages	4,748,907	4,596,914
Total unpaid principal balance	6,231,983	6,128,143
Premiums	100,546	100,353
Discounts	(2,530)	(3,008)
Deferred loan costs, net	638	830
Other deferred fees	(126)	(168)
Hedging adjustments	7,714	8,572
Total before Allowance for Credit Losses on Mortgage Loans	6,338,225	6,234,722
Allowance for Credit Losses on Mortgage Loans	(1,897)	(4,550)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,336,328	$6,230,172

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of September 30, 2015 and December 31, 2014 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2015	12/31/2014
Conventional loans	$5,623,853	$5,497,001
Government-guaranteed or insured loans	608,130	631,142
TOTAL UNPAID PRINCIPAL BALANCE	$6,231,983	$6,128,143

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of September 30, 2015 and December 31, 2014, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2015 and December 31, 2014, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2015 and 2014.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of September 30, 2015 and December 31, 2014, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off‑balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure, see Note 14.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on these loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee. Based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further, as of September 30, 2015 and December 31, 2014, none of these mortgage loans have been placed on non-accrual status or were considered impaired because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

Direct Financing Lease Receivable: The FHLBank has a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, the FHLBank has all rights and remedies under the lease agreement as well as all rights and remedies available under the member’s Advance, Pledge and Security Agreement. Consequently, the FHLBank can apply any excess collateral securing credit products to any shortfall in the leasing arrangement. As of September 30, 2015 and December 31, 2014, the direct financing lease receivable was not past due, on nonaccrual status or considered impaired.

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of September 30, 2015 and December 31, 2014, and all such investments acquired during the periods ended September 30, 2015 and December 31, 2014 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of September 30, 2015 and December 31, 2014, and all such investments acquired during the periods ended September 30, 2015 and December 31, 2014 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2015 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2015 (in thousands):

Table 6.1

	09/30/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$2,390	$—	$—	$—	$2,390
Net charge-offs	(95)	—	—	—	(95)
(Reversal) provision for credit losses	(398)	—	—	—	(398)
Balance, end of three-month period	$1,897	$—	$—	$—	$1,897

Balance, beginning of nine-month period	$4,550	$—	$—	$—	$4,550
Net charge-offs	(461)	—	—	—	(461)
(Reversal) provision for credit losses	(2,192)	—	—	—	(2,192)
Balance, end of nine-month period	$1,897	$—	$—	$—	$1,897

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,897	—	—	—	1,897

Recorded investment[2], end of period:
Individually evaluated for impairment	$13,225	$—	$25,503,344	$20,343	$25,536,912
Collectively evaluated for impairment	5,731,113	624,519	—	—	6,355,632
Total	$5,744,338	$624,519	$25,503,344	$20,343	$31,892,544

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.2 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2014 (in thousands):

Table 6.2

	09/30/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$4,658	$—	$—	$—	$4,658
Net charge-offs	(149)	—	—	—	(149)
(Reversal) provision for credit losses	82	—	—	—	82
Balance, end of three-month period	$4,591	$—	$—	$—	$4,591

Balance, beginning of nine-month period	$6,748	$—	$—	$—	$6,748
Net charge-offs	(425)	—	—	—	(425)
(Reversal) provision for credit losses	(1,732)	—	—	—	(1,732)
Balance, end of nine-month period	$4,591	$—	$—	$—	$4,591

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,591	—	—	—	4,591

Recorded investment[2], end of period:
Individually evaluated for impairment	$—	$—	$20,595,448	$21,959	$20,617,407
Collectively evaluated for impairment	5,543,946	655,541	—	—	6,199,487
Total	$5,543,946	$655,541	$20,595,448	$21,959	$26,816,894

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2015 (dollar amounts in thousands):

Table 6.3

	09/30/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$29,575	$20,228	$—	$—	$49,803
Past due 60-89 days delinquent	8,953	5,913	—	—	14,866
Past due 90 days or more delinquent	11,939	6,683	—	—	18,622
Total past due	50,467	32,824	—	—	83,291
Total current loans	5,693,871	591,695	25,503,344	20,343	31,809,253
Total recorded investment	$5,744,338	$624,519	$25,503,344	$20,343	$31,892,544

Other delinquency statistics:
In process of foreclosure, included above[3]	$5,090	$2,438	$—	$—	$7,528
Serious delinquency rate[4]	0.2%	1.1%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$6,683	$—	$—	$6,683
Loans on non-accrual status[5]	$15,131	$—	$—	$—	$15,131

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,347,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Individually Evaluated Impaired Loans: Table 6.5 presents the recorded investment, UPB, and related allowance of impaired loans individually assessed for impairment as of September 30, 2015 (in thousands):

Table 6.5

	09/30/2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$13,225	$13,170	$—
With an allowance	—	—	—
TOTAL	$13,225	$13,170	$—

Table 6.6 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three and nine months ended September 30, 2015 (in thousands):

Table 6.6

	Three Months Ended		Nine Months Ended
	09/30/2015		09/30/2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$13,415	$97	$13,842	$278
With an allowance	—	—	121	—
TOTAL	$13,415	$97	$13,963	$278

The FHLBank had $3,983,000 and $4,628,000 classified as REO recorded in other assets as of September 30, 2015 and December 31, 2014, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2015 and December 31, 2014 (in thousands):

Table 7.1

	09/30/2015			12/31/2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,163,286	$81,359	$186,028	$11,605,502	$89,100	$198,181
Interest rate caps/floors	60,000	—	235	187,000	—	956
Total derivatives designated as hedging relationships	11,223,286	81,359	186,263	11,792,502	89,100	199,137
Derivatives not designated as hedging instruments:
Interest rate swaps	3,994,149	2,202	96,613	2,416,820	1,402	83,507
Interest rate caps/floors	3,005,800	7,693	9	4,090,800	9,984	36
Mortgage delivery commitments	96,717	471	—	53,004	146	8
Total derivatives not designated as hedging instruments	7,096,666	10,366	96,622	6,560,624	11,532	83,551
TOTAL	$18,319,952	91,725	282,885	$18,353,126	100,632	282,688
Netting adjustments and cash collateral[1]		(27,665)	(252,737)		(67,649)	(247,396)
DERIVATIVE ASSETS AND LIABILITIES		$64,060	$30,148		$32,983	$35,292

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $251,275,000 and $209,164,000 as of September 30, 2015 and December 31, 2014, respectively. Cash collateral received was $26,203,000 and $29,417,000 as of September 30, 2015 and December 31, 2014, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three and nine months ended September 30, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,179)	$141	$(2,604)	$(708)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,179)	141	(2,604)	(708)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(35,715)	11,469	(14,689)	26,332
Interest rate caps/floors	(923)	(4,089)	(2,264)	(25,569)
Net interest settlements	(13,503)	(9,799)	(32,933)	(29,585)
Mortgage delivery commitments	1,599	60	1,123	2,979
Total net gain (loss) related to derivatives not designated as hedging instruments	(48,542)	(2,359)	(48,763)	(25,843)
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(49,721)	$(2,218)	$(51,367)	$(26,551)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended September 30, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	09/30/2015				09/30/2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$(36,356)	$35,581	$(775)	$(30,884)	$47,481	$(46,986)	$495	$(35,539)
Investments	(664)	763	99	—	—	—	—	—
Consolidated obligation bonds	13,781	(14,436)	(655)	17,447	(21,925)	21,571	(354)	23,343
Consolidated obligation discount notes	47	105	152	84	—	—	—	—
TOTAL	$(23,192)	$22,013	$(1,179)	$(13,353)	$25,556	$(25,415)	$141	$(12,196)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine months ended September 30, 2015 and 2014, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Nine Months Ended
	09/30/2015				09/30/2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$(11,816)	$11,553	$(263)	$(95,932)	$68,762	$(67,956)	$806	$(106,619)
Investments	(664)	763	99	—	—	—	—	—
Consolidated obligation bonds	14,570	(17,205)	(2,635)	56,416	32,233	(33,747)	(1,514)	69,123
Consolidated obligation discount notes	105	90	195	143	—	—	—	—
TOTAL	$2,195	$(4,799)	$(2,604)	$(39,373)	$100,995	$(101,703)	$(708)	$(37,496)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $28,729,000 and $31,332,000 as of September 30, 2015 and December 31, 2014, respectively. The counterparty was the same each period.

Certain of the FHLBank’s uncleared derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of September 30, 2015 and December 31, 2014 was $38,519,000 and $50,791,000, respectively, for which the FHLBank has posted collateral with a fair value of $10,321,000 and $16,422,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $18,700,000 and $21,700,000 of collateral to its uncleared derivative counterparties as of September 30, 2015 and December 31, 2014, respectively.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2015 and December 31, 2014.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of September 30, 2015 and December 31, 2014 (in thousands):

Table 8.1

	09/30/2015	12/31/2014
Interest-bearing:
Demand	$285,452	$188,886
Overnight	388,300	331,300
Term	11,500	29,400
Total interest-bearing	685,252	549,586
Non-interest-bearing:
Demand	44,143	46,189
Total non-interest-bearing	44,143	46,189
TOTAL DEPOSITS	$729,395	$595,775

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Table 9.1

	09/30/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,904,890	0.49%	$6,165,800	0.42%
Due after one year through two years	2,799,180	1.16	3,167,750	1.08
Due after two years through three years	2,009,875	1.92	1,861,935	2.15
Due after three years through four years	1,064,750	1.53	1,578,940	1.74
Due after four years through five years	1,288,600	1.56	1,678,250	1.54
Thereafter	5,086,000	2.54	5,706,650	2.45
Total par value	22,153,295	1.29%	20,159,325	1.45%
Premiums	23,568		30,739
Discounts	(3,648)		(3,889)
Hedging adjustments	52,039		34,827
TOTAL	$22,225,254		$20,221,002

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2015 and December 31, 2014 includes callable bonds totaling $8,692,500,000 and $9,726,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2015 and December 31, 2014 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	09/30/2015	12/31/2014
Due in one year or less	$17,932,390	$15,271,800
Due after one year through two years	2,234,180	2,887,750
Due after two years through three years	1,037,875	1,040,935
Due after three years through four years	271,750	448,940
Due after four years through five years	128,600	155,250
Thereafter	548,500	354,650
TOTAL PAR VALUE	$22,153,295	$20,159,325

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2015 and December 31, 2014 (in thousands):

Table 9.3

	09/30/2015	12/31/2014
Fixed rate	$12,808,295	$11,847,325
Simple variable rate	7,275,000	5,185,000
Step up/step down	1,420,000	2,830,000
Fixed to variable rate	530,000	150,000
Range	120,000	122,000
Variable to fixed rate	—	25,000
TOTAL PAR VALUE	$22,153,295	$20,159,325

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

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2015	$20,610,434	$20,614,214	0.15%

December 31, 2014	$14,219,612	$14,221,276	0.08%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2015 and December 31, 2014 (in thousands):

Table 10.1

09/30/2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$87,898	$(73,771)	$14,127	$(471)	$13,656
Cleared derivatives	3,827	46,106	49,933	—	49,933
Total derivative assets	91,725	(27,665)	64,060	(471)	63,589
Securities purchased under agreements to resell	4,010,000	—	4,010,000	(4,010,000)	—
TOTAL	$4,101,725	$(27,665)	$4,074,060	$(4,010,471)	$63,589

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 10.2

12/31/2014
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$96,213	$(86,130)	$10,083	$(146)	$9,937
Cleared derivatives	4,419	18,481	22,900	—	22,900
Total derivative assets	100,632	(67,649)	32,983	(146)	32,837
Securities purchased under agreements to resell	1,225,000	—	1,225,000	(1,225,000)	—
TOTAL	$1,325,632	$(67,649)	$1,257,983	$(1,225,146)	$32,837

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2015 and December 31, 2014 (in thousands):

Table 10.3

09/30/2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$196,613	$(166,465)	$30,148	$(9)	$30,139
Cleared derivatives	86,272	(86,272)	—	—	—
Total derivative liabilities	282,885	(252,737)	30,148	(9)	30,139
TOTAL	$282,885	$(252,737)	$30,148	$(9)	$30,139

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 10.4

12/31/2014
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$233,123	$(197,831)	$35,292	$(44)	$35,248
Cleared derivatives	49,565	(49,565)	—	—	—
Total derivative liabilities	282,688	(247,396)	35,292	(44)	35,248
TOTAL	$282,688	$(247,396)	$35,292	$(44)	$35,248

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Table 11.1

	09/30/2015		12/31/2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$291,680	$1,776,993	$334,484	$1,392,962
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	4.4%
Total regulatory capital	$1,830,893	$1,997,533	$1,474,159	$1,605,361
Leverage capital ratio	5.0%	6.3%	5.0%	6.2%
Leverage capital	$2,288,616	$2,886,029	$1,842,699	$2,301,842

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

Table 11.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the three and nine months ended September 30, 2015 and 2014 (in thousands):

Table 11.2

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Balance, beginning of period	$4,200	$4,519	$4,187	$4,764
Capital stock subject to mandatory redemption reclassified from equity during the period	139,280	58,794	322,239	228,102
Redemption or repurchase of mandatorily redeemable capital stock during the period	(140,397)	(58,954)	(323,363)	(228,522)
Stock dividend classified as mandatorily redeemable capital stock during the period	7	12	27	27
Balance, end of period	$3,090	$4,371	$3,090	$4,371

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2015 and December 31, 2014 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	09/30/2015	12/31/2014
Year 1	$341	$53
Year 2	1	—
Year 3	1	1
Year 4	—	2
Year 5	1	—
Past contractual redemption date due to remaining activity[1]	2,746	4,131
TOTAL	$3,090	$4,187

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2015, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The Finance Agency implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the Finance Agency for the second quarter of 2015, the FHLBank has been classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended September 30, 2015 and 2014 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2014	$—	$(13,848)	$(2,269)	$(16,117)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss		1,002		1,002
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		20		20
Amortization of net loss - defined benefit pension plan[2]			38	38
Net current period other comprehensive income (loss)	—	1,022	38	1,060
Balance at September 30, 2014	$—	$(12,826)	$(2,231)	$(15,057)

Balance at June 30, 2015	$—	$(9,779)	$(3,935)	$(13,714)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(763)			(763)
Non-credit OTTI losses		(24)		(24)
Accretion of non-credit loss		653		653
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		156		156
Amortization of net loss - defined benefit pension plan[2]			99	99
Net current period other comprehensive income (loss)	(763)	785	99	121
Balance at September 30, 2015	$(763)	$(8,994)	$(3,836)	$(13,593)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the nine months ended September 30, 2015 and 2014 (in thousands):

Table 12.2

	Nine Months Ended
	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2013	$—	$(16,003)	$(2,358)	$(18,361)
Other comprehensive income (loss) before reclassification:
Accretion of non-credit loss		2,734		2,734
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		443		443
Amortization of net loss - defined benefit pension plan[2]			127	127
Net current period other comprehensive income (loss)	—	3,177	127	3,304
Balance at September 30, 2014	$—	$(12,826)	$(2,231)	$(15,057)

Balance at December 31, 2014	$—	$(11,774)	$(4,133)	$(15,907)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(763)			(763)
Non-credit OTTI losses		(205)		(205)
Accretion of non-credit loss		2,394		2,394
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		591		591
Amortization of net loss - defined benefit pension plan[2]			297	297
Net current period other comprehensive income (loss)	(763)	2,780	297	2,314
Balance at September 30, 2015	$(763)	$(8,994)	$(3,836)	$(13,593)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2015 and December 31, 2014.

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

Fair Value Hierarchy: The FHLBank records trading securities, available-for-sale securities, derivative assets and derivative liabilities at fair value on a recurring basis and on occasion, certain private-label MBS/ABS, impaired mortgage loans held for portfolio and non-financial assets on a non-recurring basis. The fair value hierarchy requires the FHLBank to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability. The FHLBank must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2015 and 2014.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of September 30, 2015 and December 31, 2014 are summarized in Tables 13.1 and 13.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 13.1

	09/30/2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$672,155	$672,155	$672,155	$—	$—	$—
Interest-bearing deposits	1,557	1,557	—	1,557	—	—
Securities purchased under agreements to resell	4,010,000	4,010,000	—	4,010,000	—	—
Federal funds sold	1,800,000	1,800,000	—	1,800,000	—	—
Trading securities	2,339,291	2,339,291	—	2,339,291	—	—
Available-for-sale securities	69,854	69,854	—	69,854	—	—
Held-to-maturity securities	4,885,711	4,894,732	—	4,599,649	295,083	—
Advances	25,482,433	25,544,160	—	25,544,160	—	—
Mortgage loans held for portfolio, net of allowance	6,336,328	6,577,217	—	6,575,532	1,685	—
Accrued interest receivable	66,577	66,577	—	66,577	—	—
Derivative assets	64,060	64,060	—	91,725	—	(27,665)
Liabilities:
Deposits	729,395	729,395	—	729,395	—	—
Consolidated obligation discount notes	20,610,434	20,611,247	—	20,611,247	—	—
Consolidated obligation bonds	22,225,254	22,261,041	—	22,261,041	—	—
Mandatorily redeemable capital stock	3,090	3,090	3,090	—	—	—
Accrued interest payable	68,072	68,072	—	68,072	—	—
Derivative liabilities	30,148	30,148	—	282,885	—	(252,737)
Other Asset (Liability):
Standby letters of credit	(859)	(859)	—	(859)	—	—
Standby bond purchase agreements	101	7,118	—	7,118	—	—
Advance commitments	—	(43)	—	(43)	—	—

Table 13.2

	12/31/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$2,545,311	$2,545,311	$2,545,311	$—	$—	$—
Interest-bearing deposits	1,163	1,163	—	1,163	—	—
Securities purchased under agreements to resell	1,225,000	1,225,000	—	1,225,000	—	—
Federal funds sold	2,075,000	2,075,000	—	2,075,000	—	—
Trading securities	1,462,049	1,462,049	—	1,462,049	—	—
Held-to-maturity securities	4,857,187	4,869,042	—	4,513,082	355,960	—
Advances	18,302,950	18,366,465	—	18,366,465	—	—
Mortgage loans held for portfolio, net of allowance	6,230,172	6,475,740	—	6,475,740	—	—
Accrued interest receivable	70,923	70,923	—	70,923	—	—
Derivative assets	32,983	32,983	—	100,632	—	(67,649)
Liabilities:
Deposits	595,775	595,775	—	595,775	—	—
Consolidated obligation discount notes	14,219,612	14,219,385	—	14,219,385	—	—
Consolidated obligation bonds	20,221,002	20,207,029	—	20,207,029	—	—
Mandatorily redeemable capital stock	4,187	4,187	4,187	—	—	—
Accrued interest payable	58,243	58,243	—	58,243	—	—
Derivative liabilities	35,292	35,292	—	282,688	—	(247,396)
Other Asset (Liability):
Standby letters of credit	(926)	(926)	—	(926)	—	—
Standby bond purchase agreements	222	4,738	—	4,738	—	—
Advance commitments	—	(257)	—	(257)	—	—

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the period ended September 30, 2015 and December 31, 2014 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded at period end for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the carrying amount. For additional information on the valuation of impaired loans, see Note 6. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 13.3

	09/30/2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,354,809	$—	$1,354,809	$—	$—
U.S. obligation MBS[3]	835	—	835	—	—
GSE MBS[4]	983,647	—	983,647	—	—
Total trading securities	2,339,291	—	2,339,291	—	—
Available-for-sale securities:
GSE MBS[5]	69,854	—	69,854	—	—
Total available-for-sale securities	69,854	—	69,854	—	—
Derivative assets:
Interest-rate related	63,589	—	91,254	—	(27,665)
Mortgage delivery commitments	471	—	471	—	—
Total derivative assets	64,060	—	91,725	—	(27,665)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,473,205	$—	$2,500,870	$—	$(27,665)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$30,148	$—	$282,885	$—	$(252,737)
Total derivative liabilities	30,148	—	282,885	—	(252,737)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$30,148	$—	$282,885	$—	$(252,737)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$6,507	$—	$—	$6,507	$—
Impaired mortgage loans	1,693	—	—	1,693	—
Real estate owned	1,769	—	—	1,769	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$9,969	$—	$—	$9,969	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the nine months ended September 30, 2015 and still outstanding as of September 30, 2015.

Table 13.4

	12/31/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,016	$—	$25,016	$—	$—
GSE obligations[2]	1,299,979	—	1,299,979	—	—
U.S. obligation MBS[3]	963	—	963	—	—
GSE MBS[4]	136,091	—	136,091	—	—
Total trading securities	1,462,049	—	1,462,049	—	—
Derivative assets:
Interest-rate related	32,837	—	100,486	—	(67,649)
Mortgage delivery commitments	146	—	146	—	—
Total derivative assets	32,983	—	100,632	—	(67,649)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,495,032	$—	$1,562,681	$—	$(67,649)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$35,284	$—	$282,680	$—	$(247,396)
Mortgage delivery commitments	8	—	8	—	—
Total derivative liabilities	35,292	—	282,688	—	(247,396)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$35,292	$—	$282,688	$—	$(247,396)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[5]:
Private-label residential MBS	$134	$—	$—	$134	$—
Real estate owned[6]	927	—	—	927	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,061	$—	$—	$1,061	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 9, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $813,743,460,000 and $812,794,196,000 as of September 30, 2015 and December 31, 2014, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2015, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2015 and December 31, 2014, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	09/30/2015			12/31/2014
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,523,873	$11,498	$2,535,371	$2,544,683	$9,880	$2,554,563
Advance commitments outstanding	37,923	15,600	53,523	—	32,796	32,796
Commitments for standby bond purchases	300,820	1,159,885	1,460,705	759,725	785,250	1,544,975
Commitments to fund or purchase mortgage loans	96,717	—	96,717	53,004	—	53,004
Commitments to issue consolidated bonds, at par	152,000	—	152,000	50,000	—	50,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2015, outstanding standby letters of credit had original terms of 6 days to 10 years with a final expiration in 2020. As of December 31, 2014, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $859,000 and $926,000 as of September 30, 2015 and December 31, 2014, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2018, though some are renewable at the option of the FHLBank. As of September 30, 2015 and December 31, 2014, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three and nine months ended September 30, 2015 and 2014.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $471,000 and $138,000 as of September 30, 2015 and December 31, 2014, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information as of September 30, 2015 and December 31, 2014 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2015 or 2014 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

09/30/2015
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$18,450	8.4%	$209,818	18.6%	$228,268	16.9%
MidFirst Bank	OK	500	0.2	180,382	16.0	180,882	13.4
Capitol Federal Savings Bank	KS	500	0.2	150,043	13.3	150,543	11.2
TOTAL		$19,450	8.8%	$540,243	47.9%	$559,693	41.5%

Table 15.2

12/31/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$124,781	16.3%	$125,281	12.8%
Capitol Federal Savings Bank	KS	2,700	1.3	118,606	15.5	121,306	12.4
Bank of Oklahoma, NA	OK	12,133	5.7	94,153	12.3	106,286	10.9
TOTAL		$15,333	7.2%	$337,540	44.1%	$352,873	36.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2015 and December 31, 2014 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	09/30/2015		12/31/2014		09/30/2015		12/31/2014
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Bank of Oklahoma, NA	$4,600,000	18.2%	$2,103,400	11.6%	$2,167	0.3%	$2,534	0.4%
MidFirst Bank	3,953,000	15.6	2,736,500	15.1	866	0.1	567	0.1
Capitol Federal Savings Bank	3,275,000	12.9	2,575,000	14.2	469	0.1	1,737	0.3
TOTAL	$11,828,000	46.7%	$7,414,900	40.9%	$3,502	0.5%	$4,838	0.8%

Bank of Oklahoma, NA, MidFirst Bank and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2015 and 2014.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of September 30, 2015 and December 31, 2014 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	09/30/2015		12/31/2014
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$149,045	0.6%	$219,239	1.2%

Deposits	$8,862	1.2%	$8,524	1.4%

Class A Common Stock	$8,533	3.9%	$4,175	2.0%
Class B Common Stock	16,152	1.4	7,419	1.0
TOTAL CAPITAL STOCK	$24,685	1.8%	$11,594	1.2%

Table 15.5 presents mortgage loans acquired during the three and nine months ended September 30, 2015 and 2014 for members that had an officer or director serving on the FHLBank’s board of directors in 2015 or 2014 (dollar amounts in thousands).

Table 15.5

	Three Months Ended				Nine Months Ended
	09/30/2015		09/30/2014		09/30/2015		09/30/2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$28,850	9.8%	$24,855	8.3%	$92,412	10.5%	$66,009	8.4%

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides limited other financial services to our member institutions. The FHLBanks, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System, which consists of 11 district FHLBanks. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2015	06/30/2015	03/31/2015	12/31/2014	09/30/2014
Statement of Condition (as of period end):
Total assets	$45,772,326	$45,505,610	$40,164,879	$36,853,977	$38,528,044
Investments[1]	13,106,413	14,846,345	11,578,846	9,620,399	9,075,621
Advances	25,482,433	23,287,961	21,265,329	18,302,950	20,574,600
Mortgage loans, net[2]	6,336,328	6,314,269	6,284,365	6,230,172	6,164,822
Total liabilities	43,791,476	43,562,137	38,437,663	35,268,710	36,837,646
Deposits	729,395	594,922	744,616	595,775	677,069
Consolidated obligation bonds, net[3]	22,225,254	21,212,174	19,383,225	20,221,002	20,025,472
Consolidated obligation discount notes, net[3]	20,610,434	21,506,927	17,757,801	14,219,612	15,947,588
Total consolidated obligations, net[3]	42,835,688	42,719,101	37,141,026	34,440,614	35,973,060
Mandatorily redeemable capital stock	3,090	4,200	4,545	4,187	4,371
Total capital	1,980,850	1,943,473	1,727,216	1,585,267	1,690,398
Capital stock	1,344,414	1,303,570	1,098,319	974,041	1,090,263
Total retained earnings	650,029	653,617	643,567	627,133	615,192
Accumulated other comprehensive income (loss) (AOCI)	(13,593)	(13,714)	(14,670)	(15,907)	(15,057)
Statement of Income (for the quarterly period ended):
Net interest income	61,720	57,150	56,614	57,800	56,572
(Reversal) provision for credit losses on mortgage loans	(398)	(992)	(802)	117	82
Other income (loss)	(30,256)	(13,537)	(9,216)	(15,219)	(10,805)
Other expenses	15,187	15,093	13,620	12,981	13,880
Income before assessments	16,675	29,512	34,580	29,483	31,805
AHP assessments	1,669	2,952	3,459	2,950	3,181
Net income	15,006	26,560	31,121	26,533	28,624
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	74	74	74	74	75
Dividends paid in stock[4]	18,520	16,436	14,613	14,518	13,356
Weighted average dividend rate[5]	5.29%	5.22%	5.19%	5.17%	5.15%
Dividend payout ratio[6]	123.91%	62.16%	47.19%	55.00%	46.92%
Return on average equity	2.91%	5.56%	7.10%	6.07%	6.93%
Return on average assets	0.13%	0.25%	0.32%	0.27%	0.32%
Average equity to average assets	4.46%	4.48%	4.48%	4.53%	4.56%
Net interest margin[7]	0.53%	0.54%	0.58%	0.60%	0.63%
Total capital ratio[8]	4.33%	4.27%	4.30%	4.30%	4.39%
Regulatory capital ratio[9]	4.36%	4.31%	4.35%	4.36%	4.44%
Ratio of earnings to fixed charges[10]	1.29	1.56	1.67	1.57	1.63

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $1,897,000, $2,390,000, $3,337,000, $4,550,000 and $4,591,000 as of September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $10,000, $11,000, $11,000, $11,000 and $13,000 for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.

[6]
Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although the Finance Agency regulation requires dividends be paid out of known income prior to declaration date.

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

Net income decreased $13.6 million, or 47.6 percent, to $15.0 million for the three months ended September 30, 2015 compared to $28.6 million for the same period in the prior year. This decrease in net income was driven by fair value fluctuations on derivatives and hedging activities partially offset by fair value fluctuations on trading securities, which resulted in a net decrease of $19.3 million in net income. A significant widening in mortgage rates relative to the interest rate swap curve led to large fair value losses on many of our economic derivatives when compared to the gains recorded on the swapped multi-family GSE MBS recorded as trading securities in three months ended September 30, 2015. Net interest income, our largest source of income, increased $5.1 million, or 9.1 percent, for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014, which partially offset the net losses on economic derivatives and swapped multi-family GSE MBS.

Net income decreased $6.8 million, or 8.5 percent, to $72.7 million for the nine months ended September 30, 2015 compared to $79.5 million for the nine months ended September 30, 2014. Net income for the nine months ended September 30, 2015 included an increase of $11.8 million in net fair value losses related to derivatives and trading securities compared to the same period of 2014. Net interest income increased for the nine months ended September 30, 2015 compared to the prior year period, by $8.1 million, or 4.9 percent, which partially offset the increase in net fair value losses related to derivatives and trading securities.

The increases in net interest income for the three- and nine-month periods were driven by significant increases in the average balance of advances; however, the majority of the increase was in our line of credit advances, our lowest yielding advance product. Line of credit advances are generally funded by our lowest costing debt, our discount notes, which reduced the average cost of borrowings for both periods. Increases in compensation and benefits and other operating expenses contributed to the decreases in net income for the three- and nine-month periods. Detailed discussion relating to the fluctuations in net interest income and the net gain (loss) on derivatives and hedging activities can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $8.9 billion, or 24.2 percent, from December 31, 2014 to September 30, 2015. This increase was due primarily to a $7.2 billion, or 39.2 percent, increase in advances, a $2.8 billion, or 227.3 percent, increase in securities purchased under agreements to resell (reverse repurchase agreements) and a $1.0 billion, or 15.4 percent, increase in investment securities, partially offset by a $1.9 billion decrease in cash. The increase in advances was largely due to an increase in our line of credit advance product. This growth is attributed to the increase in dividend rates (discussed below), which effectively reduces the cost of our advances to the member and increases the member's ability to profitably deploy the funding. We have been actively promoting the impact of our Class B Common Stock dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances . The composition of cash and other short-term investments changed between quarters due to our greater ability to invest cash in reverse repurchase agreements at the end of the current quarter as a result of participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program and generally more options for utilizing reverse repurchase agreements for overnight investments. The increase in investment securities coincided with the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission asset ratio (discussed below). Although our investment securities represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

Total liabilities increased $8.5 billion, or 24.2 percent, from December 31, 2014 to September 30, 2015. This increase was due to a $6.4 billion increase in consolidated obligation discount notes and a $2.0 billion increase in consolidated obligation bonds. Our funding mix generally is driven by asset composition; thus, the increase in discount notes for the current period reflects the increase in our line of credit and short-term advances, which are generally funded by discount notes. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on equity (ROE) was 2.91 percent and 5.08 percent for the current three- and nine-month periods, respectively, compared to 6.93 percent and 6.36 percent for the prior year three- and nine-month periods, respectively. The decline in net income coupled with the growth in advances and associated capital was dilutive to ROE for both periods.

Dividends paid to members totaled $49.8 million for the nine months ended September 30, 2015 compared to $31.6 million for the same period in the prior year. The dividend rate for Class A Common Stock remained at 1.00 percent and the dividend rate for Class B Common Stock has remained at 6.00 percent since the third quarter of 2014. Changes in the weighted average dividend rates between the quarters ended September 30, 2015 (5.29 percent) and 2014 (5.15 percent) occurred primarily due to the difference in the mix of Class A and Class B Common Stock between those periods. Other factors impacting the stock class mix and, therefore, the average dividend rates include: (1) a reduction in our activity stock (Class B Common Stock) requirement for advances in the second quarter of 2014; (2) weekly exchanges of excess Class B Common Stock to Class A Common Stock; and (3) periodic repurchases of excess Class A Common Stock. We changed our management of capital levels during 2014, including a reduction in our activity-based stock purchase requirement (see “Liquidity and Capital Resources - Capital” under this Item 2), establishing periodic repurchases of excess Class A Common Stock, and increasing our dividend payout ratio among other practices, while maintaining sufficient levels of liquidity to fulfill our mission.

Finance Agency guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2015. Our ratio of average advances and average mortgage loans to average consolidated obligations (core mission assets ratio) was 79 percent for the first nine months of 2015. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the ratio at this level indefinitely. Additional discussion of recent core mission asset guidance can be found under this Item 2 - "Management's Discussion and Analysis - Legislative and Regulatory Developments."

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	09/30/2015	12/31/2014	09/30/2014
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.14%	0.09%	0.13%	0.08%	0.0 to 0.25%	0.0 to 0.25%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.03	0.02	0.02	0.03	(0.01)	0.04	0.02
3-month LIBOR[1]	0.31	0.23	0.28	0.23	0.33	0.26	0.24
2-year U.S. Treasury note[1]	0.68	0.50	0.63	0.42	0.64	0.67	0.58
5-year U.S. Treasury note[1]	1.55	1.69	1.51	1.64	1.38	1.65	1.76
10-year U.S. Treasury note[1]	2.22	2.49	2.11	2.62	2.06	2.17	2.49
30-year residential mortgage note rate[2]	4.13	4.32	4.02	4.42	4.08	4.04	4.33

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the third quarter of 2015, yields on U.S. Treasuries generally decreased relative to the yields at the end of the second quarter of 2015. The 10-year Treasury yield closed the third quarter at approximately 25 basis points lower than at the end of the second quarter.  The cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates has remained relatively stable, however, the spread to three-month LIBOR deteriorated in the third quarter as a result of actions taken by foreign central banks to support their currencies and due to heavy issuance of term corporate debt. This is expected to increase the cost of consolidated obligations swapped or indexed to LIBOR for the remainder of 2015. The market continues to wait for direction from the FOMC regarding the expected timing of increases in the Federal funds target rate. Economic data, other than employment, has been mixed, which has pushed expectations of a target rate increase to mid-2016. However, because the FOMC has largely eliminated forward guidance from its statements, the projected increase date and short-term rates in general will fluctuate with changes in economic data. The FOMC is monitoring the same broad range of economic indicators in its consideration of continued accommodative monetary policy. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of GSE debt and GSE MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries and GSE MBS are expected to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. This has allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout 2015. Several market events continue to have the potential to impact the demand for our consolidated obligations including political gridlock surrounding budget and debt limit deadlines; geopolitical events and/or disruptions, including recent concern over China's markets, economy, and currency; changes in interest rates and the shape of the yield curve as the FOMC contemplates increasing short-term interest rates; and a decline in dealer demand due to regulatory changes.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2015.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2015 vs. 09/30/2014		9/30/2015 vs. 9/30/2014
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$12,167	11.4%	$19,142	6.0%
Total interest expense	7,019	13.9	11,023	7.3
Net interest income	5,148	9.1	8,119	4.9
(Reversal) provision for credit losses on mortgage loans	(480)	(585.4)	(460)	(26.6)
Net interest income after mortgage loan loss provision	5,628	10.0	8,579	5.1
Net gain (loss) on trading securities	28,239	247.3	13,036	58.1
Net gain (loss) on derivatives and hedging activities	(47,503)	(2,141.7)	(24,816)	(93.5)
Other non-interest income	(187)	(6.6)	(598)	(7.2)
Total other income (loss)	(19,451)	(180.0)	(12,378)	(30.5)
Operating expenses	1,400	11.9	4,311	13.1
Other non-interest expenses	(93)	(4.5)	(573)	(7.9)
Total other expenses	1,307	9.4	3,738	9.3
AHP assessments	(1,512)	(47.5)	(753)	(8.5)
NET INCOME	$(13,618)	(47.6)%	$(6,784)	(8.5)%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Nine Months Ended
	09/30/2015		09/30/2014		09/30/2015		09/30/2014
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$31,426	26.4%	$24,095	22.5%	$80,395	23.8%	$74,733	23.4%
Advances	36,880	30.9	31,467	29.4	103,537	30.6	90,280	28.3
Mortgage loans held for portfolio	50,552	42.4	51,099	47.7	153,023	45.3	152,701	47.9
Other	344	0.3	374	0.4	1,050	0.3	1,149	0.4
TOTAL INTEREST INCOME	$119,202	100.0%	$107,035	100.0%	$338,005	100.0%	$318,863	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended September 30, 2015 was $15.0 million compared to $28.6 million for the three months ended September 30, 2014. This decrease in net income was driven by fair value losses on derivatives and hedging activities, partially offset by fair value gains on trading securities, which resulted in a net decrease of $19.3 million in net income. The fair value fluctuations were largely due to a significant widening in mortgage rates relative to the interest rate swap curve in the three months ended September 30, 2015, which impacted our economic interest rate swaps and the multi-family GSE MBS being hedged. Net interest income increased $5.1 million, or 9.1 percent, for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 as a result of purchases of higher yielding investment securities, reverse repurchase agreements, and continued growth in advances.

Net income for the nine months ended September 30, 2015 was $72.7 million compared to $79.5 million for the nine months ended September 30, 2014. The decrease in net income was due primarily to fair value losses related to derivatives and hedging activities offset by lower fair value losses on trading securities, an increase in net interest income largely as a result of an increase in advances, and a decrease in the total cost of borrowing. The $24.8 million decrease in net income from derivatives and hedging activities was partially offset by an decrease in losses on trading securities of $13.0 million, resulting in a net decrease of $11.8 million to net income. As mentioned previously, the fair value losses were related to declines in the fair values on interest rate swaps economically hedging multi-family GSE MBS, partially offset by increases in the fair value of the swapped trading investments and other economic derivatives. Net interest income increased for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, by $8.1 million, or 4.9 percent, which partially offset the previously discussed decrease in net income over the same period. Net income further declined because of a $3.0 million increase in compensation and benefits expense compared to the previous nine months.

ROE was 2.91 percent and 6.93 percent for the three months ended September 30, 2015 and September 30, 2014, respectively. ROE was 5.08 percent and 6.36 percent for the nine months ended September 30, 2015 and 2014, respectively. ROE declined in both the three and nine month periods as a result of the decline in net income coupled with the growth in advances and associated capital compared to lower average capital in the prior periods attributable to lower advances plus balance sheet management practices utilized in mid- to late 2014 to increase our core mission asset ratio.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income increased $5.1 million for the quarter ended September 30, 2015 and $8.1 million for the nine months ended September 30, 2015 compared to the prior year periods. The increase in net interest income for both periods was due primarily to a $7.4 billion and $6.7 billion increase in the average balance of advances for the three- and nine-month periods ended September 30, 2015, respectively, compared to the prior year periods (see Tables 5 and 7). The increase in net interest income for the same periods was also a result of recent purchases of higher yielding investment securities, although increases in the average balances of lower yielding short-term investments tempered the increase for the nine-month period ended September 30, 2015. The net interest spread and margin declined, however, driven by the growth in lower yielding advances and a decrease in the yield on mortgage loans, partially offset by an overall decrease in the cost of borrowing in both periods and also by an increase in the average yield on investments for the three months ended September 30, 2015, which is discussed in greater detail below.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities increased two basis points, from 1.06 percent for the quarter ended September 30, 2014 to 1.08 percent for the quarter ended September 30, 2015. The average yield on investments decreased 13 basis points, from 1.09 percent for the nine months ended September 30, 2014 to 0.96 percent for the nine months ended September 30, 2015. The yields for the three-month period were positively impacted by increases in the average balance of higher yielding MBS due to purchases of multi-family GSE MBS at the end of the second quarter and into the third quarter 2015 but negatively impacted by increases in the average balance of lower yielding instruments. The yields for the nine-month period were impacted by compositional changes in the investment securities portfolio, most notably increases in the average balance of lower yielding instruments and decreases in the average balance of higher yielding MBS as prepayments increased. The average yield and average balance on short-term investments increased between periods due to increased reverse repurchase agreement activity. New counterparty relationships have provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015.

The average yield on advances decreased nine basis points, from 0.61 percent for the quarter ended September 30, 2014 to 0.52 percent for the current quarter. The average yield on advances decreased 10 basis points, from 0.65 percent for the nine months ended September 30, 2014 to 0.55 percent for the nine months ended September 30, 2015. The decrease in the average yield on advances was due to continued increases in our lowest yielding advance product, our line of credit advances, relative to total advances. The average balance of advances increased $7.4 billion, or 36.0 percent, from the third quarter of 2014 to the same quarter of 2015. Average advances have increased each quarter since the second quarter of 2014 due to our efforts to promote the impact of our Class B Common Stock dividend on the effective borrowing cost of short-term advances to increase member awareness of the benefit of higher dividends.

The average yield on mortgage loans decreased 13 basis points, from 3.30 percent for the quarter ended September 30, 2014 to 3.17 percent for the quarter ended September 30, 2015. The average yield on mortgage loans decreased 13 basis points, from 3.38 percent for the nine months ended September 30, 2014 to 3.25 percent for the nine months ended September 30, 2015. The decrease in yield was due to an increase in premium amortization as mortgage rates decreased towards the end of 2014 and during the first four months of 2015 and prepayments on higher coupon loans increased (yields on mortgage loans decline as premiums are amortized; amortization accelerates as prepayments increase). The decrease is also a result of purchases of mortgage loans at rates lower than the existing portfolio.

The average cost of consolidated obligation bonds decreased slightly between quarters, from 0.95 percent for the quarter ended September 30, 2014 to 0.94 percent for the current quarter. The average cost of consolidated obligation bonds remained steady at 0.97 percent for the nine months ended September 30, 2015 and 2014. The average cost of discount notes increased slightly, from 0.08 percent for the three-and nine-months ended September 30, 2014 to 0.10 percent and 0.09 percent for the three-and nine-months ended September 30, 2015, respectively. Despite these small increases in the average cost of discount notes, the average cost of total interest-bearing liabilities decreased for both periods presented due to the increased use of discount notes to fund the increase in short-term assets, while the average balance of higher costing bonds remained relatively flat. We expect the FOMC to begin raising interest rates in mid-2016, at which time our debt costs should correspondingly begin to increase. For further discussion of how we use discount notes and bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is also impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 9 through 12 under this Item 2), which distorts yields, especially for trading investments that are swapped to a variable rate.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	09/30/2015			09/30/2014
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$214,980	$57	0.10%	$192,006	$40	0.08%
Securities purchased under agreements to resell	2,532,939	1,267	0.20	421,196	96	0.09
Federal funds sold	1,312,859	438	0.13	1,684,413	358	0.08
Investment securities[1,2]	7,474,298	29,664	1.57	6,746,386	23,601	1.39
Advances[2,3]	28,002,891	36,880	0.52	20,591,124	31,467	0.61
Mortgage loans[2,4,5]	6,329,498	50,552	3.17	6,138,316	51,099	3.30
Other interest-earning assets	20,423	344	6.67	22,562	374	6.58
Total earning assets	45,887,888	119,202	1.03	35,796,003	107,035	1.19
Other non-interest-earning assets	44,029			95,201
Total assets	$45,931,917			$35,891,204

Interest-bearing liabilities:
Deposits	$653,931	139	0.08	$761,192	166	0.09
Consolidated obligations[2]:
Discount Notes	20,858,561	5,166	0.10	13,312,234	2,688	0.08
Bonds	22,056,063	52,103	0.94	19,807,397	47,552	0.95
Other borrowings	12,846	74	2.28	11,833	57	1.89
Total interest-bearing liabilities	43,581,401	57,482	0.52	33,892,656	50,463	0.59
Capital and other non-interest-bearing funds	2,350,516			1,998,548
Total funding	$45,931,917			$35,891,204

Net interest income and net interest spread[6]		$61,720	0.51%		$56,572	0.60%

Net interest margin[7]			0.53%			0.63%

[1]
The non-credit portion of the OTTI discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.3 million and $1.2 million for the three months ended September 30, 2015 and 2014,respectively.

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

Table 6

	Three Months Ended
	09/30/2015 vs. 09/30/2014
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$5	$12	$17
Securities purchased under agreements to resell	948	223	1,171
Federal funds sold	(91)	171	80
Investment securities	2,698	3,365	6,063
Advances	10,195	(4,782)	5,413
Mortgage loans	1,563	(2,110)	(547)
Other assets	(35)	5	(30)
Total earning assets	15,283	(3,116)	12,167
Interest Expense:
Deposits	(23)	(4)	(27)
Consolidated obligations:
Discount notes	1,770	708	2,478
Bonds	5,323	(772)	4,551
Other borrowings	5	12	17
Total interest-bearing liabilities	7,075	(56)	7,019
Change in net interest income	$8,208	$(3,060)	$5,148

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

Table 7 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Nine Months Ended
	09/30/2015			09/30/2014
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$218,536	$166	0.10%	$202,361	$120	0.08%
Securities purchased under agreements to resell	2,108,676	2,845	0.18	212,271	138	0.09
Federal funds sold	1,750,070	1,582	0.12	1,438,974	840	0.08
Investment securities[1,2]	7,074,362	75,802	1.43	7,283,099	73,635	1.35
Advances[2,3]	25,323,712	103,537	0.55	18,580,837	90,280	0.65
Mortgage loans[2,4,5]	6,296,067	153,023	3.25	6,048,213	152,701	3.38
Other interest-earning assets	22,689	1,050	6.18	23,719	1,149	6.48
Total earning assets	42,794,112	338,005	1.06	33,789,474	318,863	1.26
Other non-interest-earning assets	29,085			92,353
Total assets	$42,823,197			$33,881,827

Interest-bearing liabilities:
Deposits	$684,284	438	0.09	$918,443	604	0.09
Consolidated obligations[2]:
Discount Notes	19,202,098	12,419	0.09	10,949,484	6,250	0.08
Bonds	20,583,685	149,449	0.97	19,929,653	144,488	0.97
Other borrowings	13,526	215	2.12	9,288	156	2.24
Total interest-bearing liabilities	40,483,593	162,521	0.54	31,806,868	151,498	0.64
Capital and other non-interest-bearing funds	2,339,604			2,074,959
Total funding	$42,823,197			$33,881,827

Net interest income and net interest spread[6]		$175,484	0.52%		$167,365	0.62%

Net interest margin[7]			0.55%			0.66%

[1]
The non-credit portion of the OTTI discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $3.8 million and $3.6 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Table 8

	Nine Months Ended
	09/30/2015 vs. 09/30/2014
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$10	$36	$46
Securities purchased under agreements to resell	2,418	289	2,707
Federal funds sold	210	532	742
Investment securities	(2,152)	4,319	2,167
Advances	29,147	(15,890)	13,257
Mortgage loans	6,136	(5,814)	322
Other assets	(49)	(50)	(99)
Total earning assets	35,720	(16,578)	19,142
Interest Expense:
Deposits	(151)	(15)	(166)
Consolidated obligations:
Discount notes	5,243	926	6,169
Bonds	4,748	213	4,961
Other borrowings	68	(9)	59
Total interest-bearing liabilities	9,908	1,115	11,023
Change in net interest income	$25,812	$(17,693)	$8,119

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

As demonstrated in Tables 9 through 12, the majority of the derivative net gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 9 through 12. Ineffectiveness on fair value hedges contributes to gains and losses on derivatives, but to a much lesser degree. In the past, we generally recorded net fair value gains on derivatives when the overall level of interest rates would rise over the period and record net fair value losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. However, the mix of our economic hedges changed mid-2015, so the general level of interest rates will no longer be the only factor impacting the net fair value gains (losses) on derivatives. Net fair value gains or losses on derivatives will continue to be a function of the general level of LIBOR swap rates, but will also be affected by the spread between the LIBOR swap curve and: (1) the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading); and (2) mortgage rates (interest rates swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the three and nine months ended September 30, 2015, net gains and losses on derivatives and hedging activities decreased net income by $47.5 million and $24.8 million, respectively, compared to the same periods in 2014. As noted previously, the changes are primarily attributable to volatility in the fair value of our economic derivatives. For the three months ended September 30, 2015, unrealized losses of $33.0 million were attributable to fair value changes in interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities. All of these interest rate swaps were entered into during the second and third quarters of 2015. These interest rate swaps along with the related multi-family GSE MBS trading securities are expected to create more income statement volatility than the interest rate swaps and related trading GSE debentures due to the relatively long length of the contracts and their relationship with mortgage rates, which tend to be more volatile than rates on GSE debentures. These decreases were partially offset by increases in the fair values of the swapped securities as a result of a decline in interest rates, which are recorded in net gain (loss) on trading securities. For the nine months ended September 30, 2015, we experienced increases in the fair value of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives) and changes in interest rates for their respective maturities (pay fixed rate swap), but these increases were offset by decreases in the fair values of the swapped GSE debentures, which are recorded in net gain (loss) on trading securities.

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

Tables 9 through 12 categorize the earnings impact by product for hedging activities (in thousands):

Table 9

	Three Months Ended 09/30/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,890)	$—	$(758)	$—	$(3)	$(2,651)
Net interest settlements	(28,994)	—	—	84	17,450	(11,460)
Subtotal	(30,884)	—	(758)	84	17,447	(14,111)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(775)	99	—	152	(655)	(1,179)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(39,003)	—	—	3,288	(35,715)
Interest rate caps	—	(923)	—	—	—	(923)
Mortgage delivery commitments	—	—	1,599	—	—	1,599
Economic hedges – net interest received (paid)	—	(16,477)	—	—	2,974	(13,503)
Subtotal	(775)	(56,304)	1,599	152	5,607	(49,721)
Net impact of derivatives and hedging activities	(31,659)	(56,304)	841	236	23,054	(63,832)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	16,949	—	—	—	16,949
TOTAL	$(31,659)	$(39,355)	$841	$236	$23,054	$(46,883)

Table 10

	Three Months Ended 09/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,457)	$—	$(441)	$(16)	$(2,914)
Net interest settlements	(33,082)	—	—	23,359	(9,723)
Subtotal	(35,539)	—	(441)	23,343	(12,637)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	495	—	—	(354)	141
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	12,392	—	(923)	11,469
Interest rate caps/floors	—	(4,089)	—	—	(4,089)
Mortgage delivery commitments	—	—	60	—	60
Economic hedges – net interest received (paid)	—	(11,148)	—	1,349	(9,799)
Subtotal	495	(2,845)	60	72	(2,218)
Net impact of derivatives and hedging activities	(35,044)	(2,845)	(381)	23,415	(14,855)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(11,651)	—	—	(11,651)
TOTAL	$(35,044)	$(14,496)	$(381)	$23,415	$(26,506)

Table 11

	Nine Months Ended 09/30/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(6,071)	$—	$(1,650)	$—	$(7)	$(7,728)
Net interest settlements	(89,861)	—	—	143	56,423	(33,295)
Subtotal	(95,932)	—	(1,650)	143	56,416	(41,023)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(263)	99	—	195	(2,635)	(2,604)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(15,771)	—	—	1,082	(14,689)
Interest rate caps	—	(2,264)	—	—	—	(2,264)
Mortgage delivery commitments	—	—	1,123	—	—	1,123
Economic hedges – net interest received (paid)	—	(39,579)	—	—	6,646	(32,933)
Subtotal	(263)	(57,515)	1,123	195	5,093	(51,367)
Net impact of derivatives and hedging activities	(96,195)	(57,515)	(527)	338	61,509	(92,390)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(9,167)	—	—	—	(9,167)
TOTAL	$(96,195)	$(66,682)	$(527)	$338	$61,509	$(101,557)

Table 12

	Nine Months Ended 09/30/2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(8,001)	$—	$(1,414)	$214	$(9,201)
Net interest settlements	(98,618)	—	—	68,909	(29,709)
Subtotal	(106,619)	—	(1,414)	69,123	(38,910)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	806	—	—	(1,514)	(708)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	24,878	—	1,454	26,332
Interest rate caps/floors	—	(25,569)	—	—	(25,569)
Mortgage delivery commitments	—	—	2,979	—	2,979
Economic hedges – net interest received (paid)	—	(33,116)	—	3,531	(29,585)
Subtotal	806	(33,807)	2,979	3,471	(26,551)
Net impact of derivatives and hedging activities	(105,813)	(33,807)	1,565	72,594	(65,461)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(22,315)	—	—	(22,315)
TOTAL	$(105,813)	$(56,122)	$1,565	$72,594	$(87,776)

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

Table 13

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
GSE debentures	$(951)	$(11,637)	$(26,929)	$(22,721)
U.S. Treasury note	—	—	(16)	20
U.S. obligation and GSE MBS/Collateralized Mortgage Obligations (CMO)	17,781	218	17,560	279
Short-term money market securities	(10)	—	(10)	(9)
TOTAL	$16,820	$(11,419)	$(9,395)	$(22,431)

Our trading portfolio is comprised primarily of fixed rate GSE debentures and fixed and variable rate multi-family GSE MBS. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates. The fair values of the GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The fair values of the multi-family GSE MBS are affected by changes in mortgage rates and the fixed rate securities are swapped to one-month LIBOR. During 2014, interest rates in the one- to three-year range continued to increase, resulting in additional losses on the GSE debentures, but the decrease in GSE credit spreads reduced the magnitude of those losses. A notable increase in intermediate interest rates at the end of the first half of 2015 resulted in additional fair value losses on the GSE debentures for 2015, but declines in mortgage interest rates and intermediate U.S. Treasury rates during the third quarter of 2015 resulted in gains on our fixed rate multi-family GSE MBS and reduced the magnitude of losses on our GSE debentures. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. These fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses. The largest component of operating expenses, compensation and benefits, increased by $1.1 million, or 12.6 percent, and 3.0 million or 13.2 percent for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods. The increases are due primarily to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation. We expect continued increases in this expense as we add positions over the next several years, but our pace of hiring is expected to slow.

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

Adjusted income is a non-GAAP financial measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of adjusted income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. These non-GAAP financial measures are frequently used by our stakeholders in the evaluation of our performance, but they have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Adjusted net income increased slightly for the three- and nine-month periods ended September 30, 2015 compared to the same periods in the prior year (see Table 14). The increase in both periods was due to increased adjusted net interest income, including net interest settlements on derivatives not qualifying for hedge accounting, that was mostly offset by higher compensation and benefits in the same periods. Table 14 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 14

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Net income, as reported under GAAP	$15,006	$28,624	$72,687	$79,471
AHP assessments	1,669	3,181	8,080	8,833
Income before AHP assessments	16,675	31,805	80,767	88,304
Derivative-related and other excluded items[1]	19,162	3,730	26,505	18,466
Adjusted income (a non-GAAP measure)	$35,837	$35,535	$107,272	$106,770

[1]
Consists of fair value changes on derivatives and hedging activities (excludes net interest settlements on derivatives not qualifying for hedge accounting) and trading securities as well as prepayment fees on terminated advances.

Table 15 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decline in net income coupled with the growth in advances and associated capital was dilutive to ROE for both periods.. Adjusted ROE spread for the three and nine months ended September 30, 2015 and 2014 is calculated as follows (dollar amounts in thousands):

Table 15

	Three Months Ended		Nine Months Ended
	09/30/2015	09/30/2014	09/30/2015	09/30/2014
Average GAAP total capital for the period	$2,048,665	$1,637,802	$1,914,919	$1,669,445
ROE, based upon GAAP net income	2.91%	6.93%	5.08%	6.36%
Adjusted ROE, based upon adjusted income	6.94%	8.61%	7.49%	8.55%
Average overnight Federal funds effective rate	0.14%	0.09%	0.13%	0.08%
Adjusted ROE as a spread to average overnight Federal funds effective rate	6.80%	8.52%	7.36%	8.47%

Financial Condition

Overall: Total assets increased $8.9 billion, or 24.2 percent, from December 31, 2014 to September 30, 2015. This increase was due primarily to a $7.2 billion, or 39.2 percent, increase in advances, a $0.6 billion, or 10.9 percent, increase in short-term investments, net of cash, and a $1.0 billion, or 15.4 percent, increase in investment securities (investments classified as trading, available-for-sale, or held-to-maturity). The increase in advances was largely due to an increase in short-term advances, which can be attributed to the increase in dividend rates that effectively reduces the cost of our advances to our members and increases the members' ability to profitably deploy the funding. We have been actively promoting the impact of the dividend on the effective borrowing cost of our advances to increase member awareness of the benefit of higher dividends. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. Increases in the balances of total consolidated obligations and total capital between September 30, 2015 and December 31, 2014 also reflect increased advance utilization.

As a percentage of assets at September 30, 2015 compared to December 31, 2014, short-term investments and advances increased while cash, investment securities and mortgage loans decreased, despite a small increase in our mortgage loan portfolio. The composition change between cash and short-term investments reflects our participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program that started in mid-2015, which provides more options to invest the influx of cash from advance repayments that usually occurs on the last business day of a reporting period. The increase in reverse repurchase agreements is also a result of new counterparty relationships that have provided us with more options for utilizing reverse repurchase agreements. The distribution between discount notes and consolidated obligation bonds is generally driven by asset composition; thus, the percentage increase in discount notes and the corresponding percentage decline in consolidated obligation bonds for the current period is the result of an increase in our line of credit advance product balance and short-term advances, which are generally funded by discount notes. Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	09/30/2015	12/31/2014
Assets:
Cash and due from banks	1.5%	6.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.7	9.0
Investment securities	15.9	17.1
Advances	55.7	49.7
Mortgage loans, net	13.8	16.9
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.6%	1.6%
Consolidated obligation discount notes, net	45.0	38.6
Consolidated obligation bonds, net	48.6	54.9
Other liabilities	0.5	0.6
Total liabilities	95.7	95.7

Capital:
Capital stock outstanding	2.9	2.6
Retained earnings	1.4	1.7
Accumulated other comprehensive income (loss)	—	—
Total capital	4.3	4.3
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	9/30/2015 vs. 12/31/2014
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,873,156)	(73.6)%
Investments[1]	3,486,014	36.2
Advances	7,179,483	39.2
Mortgage loans, net	106,156	1.7
Derivative assets, net	31,077	94.2
Other assets	(11,225)	(9.2)
Total assets	$8,918,349	24.2%

Liabilities:
Deposits	$133,620	22.4%
Consolidated obligations, net	8,395,074	24.4
Derivative liabilities, net	(5,144)	(14.6)
Other liabilities	(784)	(0.4)
Total liabilities	8,522,766	24.2

Capital:
Capital stock outstanding	370,373	38.0
Retained earnings	22,896	3.7
Accumulated other comprehensive income (loss)	2,314	14.5
Total capital	395,583	25.0
Total liabilities and capital	$8,918,349	24.2%

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

Table 18 summarizes advances outstanding by product (dollar amounts in thousands):

Table 18

	09/30/2015		12/31/2014
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$10,138,513	40.1%	$5,349,579	29.5%
Regular adjustable rate advances	40,000	0.2	22,943	0.1
Adjustable rate callable advances	5,992,760	23.7	4,615,227	25.4
Customized advances:
Adjustable rate advances with embedded caps or floors	30,000	0.1	97,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	87,533	0.3	81,818	0.5
Total adjustable rate advances	16,288,806	64.4	10,166,567	56.0
Fixed rate:
Standard advance products:
Short-term fixed rate advances	375,305	1.5	67,052	0.4
Regular fixed rate advances	5,790,905	22.9	4,954,635	27.3
Fixed rate callable advances	75,445	0.3	85,445	0.5
Standard housing and community development advances:
Regular fixed rate advances	368,441	1.5	327,015	1.8
Fixed rate callable advances	2,000	—	2,000	—
Total fixed rate advances	6,612,096	26.2	5,436,147	30.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,501,642	5.9	1,586,242	8.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	433,005	1.7	452,517	2.5
Fixed rate callable amortizing advances	29,308	0.1	33,651	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	442,753	1.7	458,644	2.5
Fixed rate callable amortizing advances	6,803	0.0	7,113	0.1
Total amortizing advances	911,869	3.5	951,925	5.3
TOTAL PAR VALUE	$25,314,413	100.0%	$18,140,881	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at September 30, 2015 and December 31, 2014. The 39.5 percent increase in advance par value (see Table 18) was due to a significant increase in our line of credit product as well as smaller increases in adjustable rate callable advances and short-term and regular fixed rate advances. The increase in our line of credit product was largely a result of efforts to promote the pricing advantages of advances when taking our dividend rates into consideration. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to continue to increase as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview ” under this Item 2), but we cannot predict member demand for our advance products.

As of September 30, 2015 and December 31, 2014, 69.2 percent and 65.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced in the latter half of 2014 and during 2015 is a result of a smaller number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during the latter half of 2014 and during 2015.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one‑ or three‑month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 84.9 percent and 84.1 percent of our total advance portfolio as of September 30, 2015 and December 31, 2014, respectively.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 19

	09/30/2015		12/31/2014
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$4,600,000	18.2%	$2,103,400	11.6%
MidFirst Bank	3,953,000	15.6	2,736,500	15.1
Capitol Federal Savings Bank	3,275,000	12.9	2,575,000	14.2
Security Benefit Life Insurance Co.	1,106,500	4.4
United of Omaha Life Insurance Co.	736,936	2.9	591,818	3.2
American Fidelity Assurance Co.			521,500	2.9
TOTAL	$13,671,436	54.0%	$8,528,218	47.0%

Table 20 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers with the highest income for one of the periods presented, the applicable columns are left blank.

Table 20

	Three Months Ended
	09/30/2015		09/30/2014
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$15,670	23.9%	$14,947	23.2%
American Fidelity Assurance Co.	4,321	6.6	4,482	7.0
Bank of Oklahoma, NA	3,194	4.9
MidFirst Bank	3,041	4.6	1,977	3.1
United of Omaha Life Insurance Co.	1,603	2.4
Security Benefit Life Insurance Co.			2,337	3.6
Ent Federal Credit Union			1,628	2.5
TOTAL	$27,829	42.4%	$25,371	39.4%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(29.0) million and $(33.1) million for the three months ended September 30, 2015 and 2014, respectively.

Table 21 presents the interest income associated with the five borrowers who paid the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers who paid the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 21

	Nine Months Ended
	09/30/2015		09/30/2014
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$47,920	25.0%	$42,279	22.5%
American Fidelity Assurance Co.	12,966	6.8	13,434	7.2
MidFirst Bank	8,499	4.3	5,149	2.7
Bank of Oklahoma, NA	7,707	4.0
United of Omaha Life Insurance Co.	4,775	2.5	4,972	2.7
Security Benefit Life Insurance Co.			7,555	4.0
TOTAL	$81,867	42.6%	$73,389	39.1%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(89.8) million and $(98.6) million for the nine months ended September 30, 2015 and 2014, respectively.

Table 4 presents the amount of interest income on advances as a percentage of total interest income for the three and nine months ended September 30, 2015 and 2014.

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

The principal amount of new mortgage loans acquired and held on balance sheet from our PFIs during the nine months ended September 30, 2015 was $0.9 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 1.7 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2014 to September 30, 2015. Net mortgage loans as a percentage of total assets decreased from 16.9 percent as of December 31, 2014 to 13.8 percent as of September 30, 2015. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and nine months ended September 30, 2015 and 2014.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options that may help manage the overall level of our mortgage loan portfolio. Those options include participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2015.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFIs participating in the MPF Xtra product. We discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs. During the first quarter of 2015, we received approval from the Finance Agency to offer participation interests in risk-sharing MPF loan pools to member institutions. We are currently in the planning process for operational preparedness for this new activity, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

The number of approved PFIs decreased from 281 as of December 31, 2014 to 279 as of September 30, 2015. During the nine months ended September 30, 2015, we purchased loans from 178 PFIs with no one PFI accounting for more than 5.7 percent of the total dollar volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2015 as we continue to educate our members about the improved execution and relative ease of use associated with the MPF Program. Table 22 presents the outstanding balances of mortgage loans sold to us, net of participations, (dollar amounts in thousands) from our top five PFIs and the percentage of those loans to total mortgage loans outstanding. If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 22

	09/30/2015		12/31/2014
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$237,000	3.8%	$209,593	3.4%
Mutual of Omaha Bank	208,257	3.3	246,851	4.0
Tulsa Teachers Credit Union	198,027	3.2	167,449	2.7
SAC Federal Credit Union	145,382	2.3	135,909	2.2
Fidelity Bank	114,920	1.8
Farmers Bank & Trust N.A.			122,898	2.0
TOTAL	$903,586	14.4%	$882,700	14.3%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2015 was 751 and 73.4 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held for portfolio is based on our estimate of probable credit losses inherent in our portfolio as of the Statement of Condition date. The estimate is based on an analysis of our historical loss experience and observed trends in loan delinquencies. During the first quarter of 2015, we modified our technique for calculating the allowance for credit losses in connection with the adoption of Advisory Bulletin 2012-02 (AB 2012-02), Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention, effective January 1, 2015. The adoption of AB 2012-02 is considered a change in estimate; however, it did not have a material impact to our financial condition, results of operations, or cash flows. A delinquent mortgage loan is charged off when the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Additionally, under AB 2012-02, any outstanding loan balance in excess of the fair value of the property, less cost to sell, is classified as "Loss" when the loan is no more than 180 days delinquent, and a charge-off taken during the period identified. Fraudulent loans or borrowers in bankruptcy are also subject to the charge-off provisions of AB 2012-02. In conjunction with the implementation of AB 2012-02, management determined that a life-to-date net gain/loss on a loan transferred to REO, which includes charge-offs on loans considered impaired in compliance with AB 2012-02, would provide a more precise loss severity rate than the previous method of only considering losses from sale of the REO property. With the recent improvements in home prices and overall decrease in our delinquency rate, we believe that our refinement in technique better reflects economic conditions during the reporting period and maintains our allowance for credit losses at a level adequate to absorb probable and estimable credit losses inherent in our portfolio.

The additional decrease in the allowance for credit losses during the current quarter and the decrease in the allowance balance as a percent of UPB as of September 30, 2015 were primarily attributable to improvements in credit quality during the period, increases in property values, and a decline in the historical loss factor. The historical loss factor decreases as larger losses realized in older periods roll off or are offset by gains in more current periods in the historical average calculation. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased 36.2 percent from December 31, 2014 to September 30, 2015 largely due to an increase in reverse repurchase agreements and an increase in MBS. Increases in reverse repurchase agreements were due to our participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement programs. New counterparty relationships have also provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. Increases in MBS coincided with the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission assets ratio. At times during 2014, we did not reinvest MBS portfolio prepayments in new MBS because of the focus on our core mission assets ratio as well as our inability to purchase MBS at prices that would generate what we consider to be acceptable spreads. With the increase in our core mission assets, we were able to reinvest MBS prepayments and increase that portfolio during 2015 at what we consider to be acceptable spreads. Investment securities are generally issued by GSEs and large financial institutions that we consider to be of investment quality. Consistent with Finance Agency guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, and meet other financial obligations such as debt servicing, consist primarily of reverse repurchase agreements, interest-bearing deposits, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and Finance Agency regulations and guidelines set liquidity requirements for us, and our board of directors has also adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of financial market disruptions. See “Risk Management – Liquidity Risk Management” under this Item 2 for a discussion of our liquidity management.

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

Table 23

	09/30/2015	12/31/2014
Interest-bearing deposits	$—	$63
Federal funds sold	1,800,000	2,075,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,800,000	$2,075,063

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K. As of September 30, 2015, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of September 30, 2015, all unsecured term investments were rated as investment grade based on NRSROs (see Table 27).

Table 24 presents the amount of our unsecured investment credit exposure (in thousands) by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2015. We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 24

Domicile of Counterparty	Overnight
Domestic	$25,000
U.S. subsidiaries of foreign commercial banks	225,000
Total domestic and U.S. subsidiaries of foreign commercial banks	250,000
U.S. Branches and agency offices of foreign commercial banks:
Finland	500,000
Germany	350,000
Netherlands	350,000
Norway	350,000
Total U.S. Branches and agency offices of foreign commercial banks	1,550,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,800,000

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, Germany, The Netherlands, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of GSE debentures, MBS/ABS, and state housing finance agency securities. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. GSE debentures are the other significant investment class that we hold in our long-term investment portfolio. The majority of our unsecured GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of September 30, 2015, the amortized cost of our MBS/CMO portfolio represented 292 percent of our regulatory capital. As of September 30, 2015, we held $968.3 million of par value in MBS/CMOs in our trading portfolio and $69.4 million of par value in MBS/CMOs in our available-for-sale portfolio. The majority of the MBS/CMOs in the both portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading securities and carry them at fair value. Changes in the fair values of these investments are recorded through other income and original premiums/discounts on these investments are not amortized. We do not actively trade any of these securities with the intent of realizing gains; they are held indefinitely. Certain investments that we may sell before maturity are classified as available-for-sale and carried at fair value. Traditionally, if fixed rate securities were hedged with interest rate swaps, we would classify the securities as trading investments so that the changes in fair values of both the derivatives hedging the securities and the hedged securities are recorded in other income. However, during the third quarter of 2015, we began classifying our swapped fixed rate multi-family GSE MBS as available-for-sale and designating the corresponding interest rate swaps as fair value benchmark hedges. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as available-for-sale or trading securities as well. See Note 3 of the Notes to Financial Statements under Item 1 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 25 (in thousands).

Table 25

	09/30/2015	12/31/2014
Trading securities:
U.S. Treasury obligations	$—	$25,016
GSE debentures	1,354,809	1,299,979
Mortgage-backed securities:
U.S. obligation MBS	835	963
GSE MBS	983,647	136,091
Total trading securities	2,339,291	1,462,049
Available-for-sale securities:
GSE MBS	69,854	—
Total available-for-sale securities	69,854	—
Held-to-maturity securities:
State or local housing agency obligations	114,030	126,105
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	49,414	57,562
GSE MBS	4,538,501	4,441,487
Private-label residential MBS	183,149	231,259
Home equity loan ABS	617	774
Total held-to-maturity securities	4,885,711	4,857,187
Total securities	7,294,856	6,319,236

Interest-bearing deposits	1,557	1,163

Federal funds sold	1,800,000	2,075,000

Securities purchased under agreements to resell	4,010,000	1,225,000
TOTAL INVESTMENTS	$13,106,413	$9,620,399

The contractual maturities of our investments are summarized by security type in Table 26 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 26

	09/30/2015
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
GSE debentures	$669,943	$273,283	$411,583	$—	$1,354,809
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	835	835
GSE MBS	—	—	645,681	337,966	983,647
Total trading securities	669,943	273,283	1,057,264	338,801	2,339,291
Yield on trading securities	5.14%	4.37%	2.91%	2.78%
Available-for-sale securities:
GSE MBS	—	—	69,854	—	69,854
Total available-for-sale securities	—	—	69,854	—	69,854
Yield on available-for-sale securities	—%	—%	2.61%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	15,765	98,265	114,030
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	—	—	49,414	49,414
GSE MBS	—	16,716	1,962,879	2,558,906	4,538,501
Private-label residential MBS	—	13,288	7,929	161,932	183,149
Home equity loans ABS	—	—	—	617	617
Total held-to-maturity securities	—	30,004	1,986,573	2,869,134	4,885,711
Yield on held-to-maturity securities	—%	3.04%	1.93%	1.76%

Total securities	669,943	303,287	3,113,691	3,207,935	7,294,856
Yield on total securities	5.14%	4.23%	2.27%	1.86%

Interest-bearing deposits	1,557	—	—	—	1,557

Federal funds sold	1,800,000	—	—	—	1,800,000

Securities purchased under agreements to resell	4,010,000	—	—	—	4,010,000
TOTAL INVESTMENTS	$6,481,500	$303,287	$3,113,691	$3,207,935	$13,106,413

Securities Ratings – Tables 27 and 28 present the carrying value of our investments by rating as of September 30, 2015 and December 31, 2014 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 27

	09/30/2015
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$1,557	$—	$—	$—	$—	$1,557

Federal funds sold[2]	—	500,000	1,300,000	—	—	—	1,800,000

Securities purchased under agreements to resell[3]	—	1,400,000	—	—	—	2,610,000	4,010,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,354,809	—	—	—	—	1,354,809
State or local housing agency obligations	71,655	30,000	12,375	—	—	—	114,030
Total non-mortgage-backed securities	71,655	1,384,809	12,375	—	—	—	1,468,839
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	50,249	—	—	—	—	50,249
GSE MBS	—	5,592,002	—	—	—	—	5,592,002
Private label residential MBS	—	2,857	9,495	60,368	110,374	55	183,149
Home equity loan ABS	—	—	—	—	407	210	617
Total mortgage-backed securities	—	5,645,108	9,495	60,368	110,781	265	5,826,017

TOTAL INVESTMENTS	$71,655	$8,931,474	$1,321,870	$60,368	$110,781	$2,610,265	$13,106,413

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $14.9 million at September 30, 2015.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 28

	12/31/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$63	$1,100	$—	$—	$—	$—	$1,163

Federal funds sold[2]	—	—	2,075,000	—	—	—	2,075,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	1,225,000	1,225,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,016	—	—	—	—	25,016
GSE debentures	—	1,299,979	—	—	—	—	1,299,979
State or local housing agency obligations	81,955	30,000	—	14,150	—	—	126,105
Total non-mortgage-backed securities	81,955	1,354,995	—	14,150	—	—	1,451,100
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	58,525	—	—	—	—	58,525
GSE MBS	—	4,577,578	—	—	—	—	4,577,578
Private label residential MBS	—	6,161	6,879	84,013	134,141	65	231,259
Home equity loan ABS	—	—	—	—	534	240	774
Total mortgage-backed securities	—	4,642,264	6,879	84,013	134,675	305	4,868,136

TOTAL INVESTMENTS	$82,018	$5,998,359	$2,081,879	$98,163	$134,675	$1,225,305	$9,620,399

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.3 million at December 31, 2014.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 29 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 29

	09/30/2015			12/31/2014
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$17,566	$78,640	$96,206	$24,730	$92,710	$117,440
Alt-A	45,559	56,164	101,723	64,196	67,979	132,175
Total private-label residential MBS	63,125	134,804	197,929	88,926	160,689	249,615
Home equity loan ABS:
Subprime	—	2,399	2,399	—	2,707	2,707
TOTAL	$63,125	$137,203	$200,328	$88,926	$163,396	$252,322

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

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

Table 30

09/30/2015
Private-Label MBS/ABS By Year of Securitization
	Total	2006	2005	2004 and Prior
Private-label residential MBS:
UPB by credit rating:
Double-A	$2,866	$—	$—	$2,866
Single-A	9,498	—	—	9,498
Triple-B	60,586	—	2,070	58,516
Double-B	48,811	—	1,923	46,888
Single-B	21,027	3,001	—	18,026
Triple-C	23,660	—	13,797	9,863
Double-C	13,162	3,011	4,430	5,721
Single-D	20,019	115	19,904	—
Unrated	699	—	—	699
TOTAL	$200,328	$6,127	$42,124	$152,077

Amortized cost	$192,760	$5,706	$37,432	$149,622
Gross unrealized losses	(10,332)	—	(2,897)	(7,435)
Fair value	186,187	5,878	36,169	144,140

OTTI:
Credit-related OTTI charge taken year-to-date	$651	$4	$411	$236
Non-credit-related OTTI charge taken year-to-date	(386)	(4)	(320)	(62)
TOTAL	$265	$—	$91	$174

Weighted average percentage of fair value to UPB	92.9%	95.9%	85.9%	94.8%
Original weighted average credit support[1]	5.3	3.1	6.1	5.2
Weighted average credit support[1]	11.3	9.8	4.2	13.3
Weighted average collateral delinquency[2]	10.8	15.4	12.9	10.0

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 26 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 89 private-label MBS/ABS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

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

Table 31

Private-label residential MBS
	Significant Inputs			Current Credit Enhancements
Year of Securitization	Prepayment Rates	Default Rates	Loss Severities
Prime:
2004 and prior	12.7%	6.3%	22.7%	13.0%
2005	12.2	9.1	24.7	8.7
2006	12.8	12.1	27.3	9.8
Total Prime	12.7	6.7	23.1	12.7
Alt-A:
2004 and prior	13.3	9.9	31.9	14.1
2005	14.0	13.4	36.1	3.8
Total Alt-A	13.6	11.2	33.5	10.2
TOTAL	13.2%	9.0%	28.5%	11.4%

Home Equity Loan ABS
Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Subprime:
2004 and prior	3.9%	4.8%	84.3%	2.0%

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment. During the third quarter of 2015, we did not identify any non-MBS/ABS securities as having impairment.

In addition to evaluating all of our private-label MBS/ABS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The stress case scenario is designed to provide an indication of the sensitivity of our private-label MBS/ABS to fluctuations in housing prices compared to our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price fluctuations are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario for the quarter ended September 30, 2015 is $0.4 million compared to $0.2 million recorded under the base case scenario.

Deposits: Total deposits increased $133.6 million from December 31, 2014 to September 30, 2015. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of 5 bps on demand deposits and 10 bps on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during the fourth quarter of 2015 if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the bonds' characteristics in order to match the assets' index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR to fund short-term advances and money market investments or as a liquidity risk management tool.

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

Total consolidated obligations increased 24.4 percent from December 31, 2014 to September 30, 2015. Discount notes increased from 41.3 percent of total outstanding consolidated obligations as of December 31, 2014 to 48.1 percent as of September 30, 2015 primarily as a result of the increase in our line of credit product and other short-term advance products, which are generally funded with discount notes (see this Item 2 – “Financial Condition – Advances”).

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

We use derivatives in three ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment, or forecasted transaction; (2) by acting as an intermediary; and (3) in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that either do not qualify for hedge accounting or for which we have not elected hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. To meet the hedging needs of our members, we enter into offsetting derivatives, acting as an intermediary between members and other counterparties. This intermediation allows smaller members indirect access to the derivatives market. However, because of increased regulatory requirements with clearing intermediated derivatives we have placed an indefinite moratorium on these intermediated derivative transactions. The derivatives used in intermediary activities do not receive hedge accounting and are separately marked-to-market through earnings (classified as economic hedges).

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

During the nine months ended September 30, 2015, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $11.1 billion and $214.4 billion, respectively, compared to $7.2 billion and $41.1 billion for the same period in 2014. The large increase between periods reflects the cumulative effect of using shorter term discount notes, primarily overnight discount notes, during 2015. We use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The increase in overnight discount note issuance correlated with the increased activity in our overnight investment in Federal funds sold and overnight investment in reverse repurchase agreements. We continued to issue shorter-term discount notes as well as swapped step-up, callable, and term fixed and floating rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At September 30, 2015, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper and reverse repurchase agreements, increased $1.1 billion, from $6.1 billion as of December 31, 2014 to $7.2 billion as of September 30, 2015. The increase was due to balance sheet growth, which impacts required levels of liquidity. The composition of cash and short-term investments changed between periods due to greater ability to invest cash in reverse repurchase agreements at the end of the current quarter as a result of participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program beginning mid-2015. New counterparty relationships have also provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures remained relatively flat at $1.3 billion in par value as of September 30, 2015 and December 31, 2014. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the nine months ended September 30, 2015, advance disbursements totaled $76.9 billion compared to $45.6 billion for the same period in 2014. During the nine months ended September 30, 2015, investment purchases (excluding overnight investments) totaled $4.5 billion compared to $1.1 billion for the same period in 2014. During the nine months ended September 30, 2015, payments on consolidated obligation bonds and discount notes were $9.1 billion and $208.0 billion, respectively, compared to $7.2 billion and $36.0 billion for the same period in 2014, which includes bonds that were called during the period. The large increase in payments on discount notes between periods reflects the cumulative effect of using discount notes, including overnight discount notes, to fund the growth in short-term advances and our short-term liquidity portfolio.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $6.5 billion as of September 30, 2015.

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

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding decreased to 38 days as of September 30, 2015 from 45 days as of December 31, 2014. A portion of this decrease was due to a transition in our liquidity ladder to using two-month discount notes instead of three-month discount notes. The use of shorter term discount notes correlates with the significant increase in our line of credit advance product, and was a strategic shift to reduce the amount and cost of liquidity. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 1 day and 2 days as of September 30, 2015 and December 31, 2014, respectively, because we primarily held short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio decreased from 43 days on December 31, 2014 to 37 days on September 30, 2015. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will marginally increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings and AOCI.

Capital stock increased 38.0 percent from December 31, 2014 to September 30, 2015, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. On May 5, 2014, the FHLBank reduced its activity-based stock purchase requirement for advances from 5.0 percent to 4.5 percent.

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

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to our members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 32 provides a summary of member capital requirements under our current capital plan as of September 30, 2015 and December 31, 2014 (in thousands):

Table 32

Requirement	09/30/2015	12/31/2014
Asset-based (Class A only)	$156,044	$154,304
Activity-based (additional Class B)[1]	1,038,699	723,450
Total Required Stock[2]	1,194,743	877,754
Excess Stock (Class A and B)	152,761	100,474
Total Stock[2]	$1,347,504	$978,228

Activity-based Requirements:
Advances[3]	$1,136,074	$813,778
AMA assets (mortgage loans)[4]	1,628	1,978
Total Activity-based Requirement	1,137,702	815,756
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	57,041	61,998
Total Required Stock[2]	$1,194,743	$877,754

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of September 30, 2015 and December 31, 2014.

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

Table 33

Applicable Rate per Annum	09/30/2015	06/30/2015	03/31/2015	12/31/2014	09/30/2014
Class A Common Stock	1.00%	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00	6.00
Weighted Average[1]	5.29	5.22	5.19	5.17	5.15
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.14%	0.13%	0.11%	0.10%	0.09%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

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

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (uncleared derivatives) or with an executing broker and cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivative Clearing Organization (cleared derivatives).

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We generally require collateral on uncleared derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative transactions as of September 30, 2015.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2015.

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

Tables 34 and 35 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 34

09/30/2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$250,000	$1,262	$—	$1,262
Single-A	3,519,698	35,660	26,203	9,457
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	3,698,012	(67,984)	(70,921)	2,937
Cleared derivatives[2]	5,542,368	(82,446)	(132,379)	49,933
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$13,010,078	$(113,508)	$(177,097)	$63,589

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

Table 35

12/31/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$3,949,300	$36,459	$29,417	$7,042
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	2,245,492	(38,018)	(40,913)	2,895
Cleared derivatives[2]	3,327,371	(45,146)	(68,046)	22,900
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,522,163	$(46,705)	$(79,542)	$32,837

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

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

Table 36 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of September 30, 2015 (dollar amounts in thousands):

Table 36

	Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$500,000	1.1%	$1,050,000	2.3%	$1,550,000	3.4%

Derivative assets:
Net exposure at fair value	—		(61,276)		(61,276)
Cash collateral held	—		70,921		70,921
Net exposure after cash collateral	—	—	9,645	—	9,645	—

TOTAL	$500,000	1.1%	$1,059,645	2.3%	$1,559,645	3.4%

[1]
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of September 30, 2015 were $1.1 billion (Germany, Netherlands and Norway).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the third quarter of 2015.

We generally maintained stable access to the capital markets for the quarter ended September 30, 2015. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of September 30, 2015 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Impact of Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities
In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the FHFA (each an Agency and, collectively, the Agencies) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-

based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, Covered Swap Entities, and the joint final rules, the Final Margin Rules).

When they take effect, the Final Margin Rules will subject non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swaps exposure (i.e., an average daily aggregate notional of $8.0 billion or more in non-cleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require variation margin to be exchanged daily for non-cleared swaps and non-cleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swaps exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. For non-cleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be paid or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for the FHLBank on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for the FHLBank on September 1, 2020.

The FHLBank is not a Covered Swap Entity under the Final Margin Rules. Rather, the FHLBank is a financial end-user under the Final Margin Rules, and would likely have material swaps exposure when the initial margin requirements under the Final Margin Rules become effective.

Since we are currently posting and collecting variation margin on non-cleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in non-cleared swaps may increase.

The Commodity Futures Trading Commission (CFTC) and the Securities and Exchange Commission (SEC) are expected to adopt their own versions of the Final Margin Rules that generally mirror the Final Margin Rules. The CFTC’s and SEC’s rules will only apply to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

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

Our core mission activities primarily include the issuance of advances. In addition, we acquire member mortgage loans through the MPF Program. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2015. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain this level throughout 2015.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of September 30, 2015. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 37 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 37

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2015	1.9	1.2	0.9
06/30/2015	1.7	0.6	0.2
03/31/2015	1.6	-0.1	1.1
12/31/2014	1.8	-0.9	1.8
09/30/2014	1.3	-0.7	1.4

The DOE as of September 30, 2015 increased in all scenarios from June 30, 2015. The primary factors contributing to these changes in duration during the period were: (1) the decline in interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with a slight decline in the weighting of the portfolio as a percent of total assets as advance balances continued to increase; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the continued issuance of discount notes to fund the growth in advances.

The decline in interest rates during the third quarter of 2015 generally resulted in a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio level duration profile changed as expected since a general decline in interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

Even though the fixed rate mortgage loan portfolio increased slightly in net outstanding balance during the period, the portfolio actually decreased as an overall percentage of assets as the balance sheet expanded, decreasing from 13.9 percent of total assets as of June 30, 2015 to 13.8 percent as of September 30, 2015. Even with this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets change. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, during the third quarter of 2015, advance balances increased significantly causing the mortgage loan portfolio weighting to decrease as a total proportion of total assets. This relationship then causes the duration of the mortgage loan portfolio to have a smaller contribution impact to the overall DOE since DOE is a market value weighted measurement and as the capital level increased in response to the growth in advances, the contribution of the mortgage portfolio also declined slightly. Although there was an absolute growth in the mortgage loan portfolio during the period, the mortgage loan portfolio became a smaller percentage of the balance sheet, reducing the mortgage loan portfolio's overall contribution to DOE. However, as stated previously, the mortgage loan portfolio continues to remain a significant portion of the balance sheet and changes in the duration and weighting of the portfolio continues to be a large contributor to the overall DOE profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, as interest rates declined during the period and as we continued to experience prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decline in interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten slightly more than the fixed rate mortgage loan portfolio. This liability shortening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more sensitive to certain levels of declining interest rates, causing the overall DOE to increase, similar to the factors causing the increase in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K. In addition, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE increase in all interest rate shock scenarios. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the GSE variable rate MBS/CMO portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in GSE variable rate MBS/CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended September 30, 2015, we purchased $40.6 million of variable rate multi-family GSE MBS/CMO securities. However, we did not purchase additional interest rate caps during the third quarter of 2015 because the investments did not contain interest rate cap exposure. In addition, we purchased $304.0 million GSE fixed rate MBS/CMO securities during the current quarter. These fixed rate bonds were effectively swapped to LIBOR and impacted DOE only slightly since they are reflected as variable rate instruments and are further described in Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain (Loss) on Trading Securities."

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.7 month and 0.4 month for September 30, 2015 and June 30, 2015, respectively. As discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the third quarter of 2015. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 38 presents MVE as a percent of TRCS. As of September 30, 2015, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

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

As members repaid advances late in the fourth quarter of 2014, there was a decrease in required capital stock due to the decrease in advances, which, along with the repurchase of excess capital stock, resulted in an increase in MVE/TRCS ratios in all scenarios at December 31, 2014. The current period of June 30, 2015 to September 30, 2015 experienced growth in advance balances and related capital stock purchases leading to a decline in the MVE/TRCS ratios.

Table 38

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2015	165	168	172
06/30/2015	168	169	174
03/31/2015	188	186	190
12/31/2014	196	196	202
09/30/2014	181	180	188

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

Tables 39 and 40 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 39

09/30/2015
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,253,990	$(101,972)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(1,049)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,499,642	(78,628)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	60,000	(235)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	53,523	(2,337)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,254,820	(64,649)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	854,636	(31,875)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	69,429	(1,092)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,997,800	7,684
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	96,717	471
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	598,882	310
Fixed rate non-callable consolidated obligation discount notes	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	249,693	—
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,456,820	67,716
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,625,000	7,893
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	120,000	111
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,420,000	4,379
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,635,000	2,113
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	8,000	—
TOTAL				$18,319,952	$(191,160)

Table 40

12/31/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,364,464	$(84,174)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(393)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,584,242	(92,887)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	187,000	(956)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	32,796	(662)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(82,875)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,044,800	9,948
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	53,004	138
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,166,000	73,628
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,430,000	7,501
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	122,000	(1,878)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,830,000	(10,216)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,455,000	770
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$18,353,126	$(182,056)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

November 5, 2015	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

November 5, 2015	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer