Form 10-K
period 2015-12-31
Federal Home Loan Bank of Topeka
filed 2016-03-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
March 8, 2016
Class A Stock, par value $100 per share	1,818,364
Class B Stock, par value $100 per share	12,682,961

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2015, the aggregate par value of stock held by current and former members of the registrant was $1,307,770,500, and 13,077,705 total shares were outstanding as of that date.

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

•
Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government sponsored enterprises (GSE); or the FHLBank System in general;

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in the U.S. and global economy as well as the mortgage, housing and capital markets;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, interest rates and indices and the timing and volume of market activity;

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

•
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement (CE) protections; and

•
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

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

PART I

Item 1: Business

General
One of 11 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). Our primary business is making collateralized loans and providing other banking services to member institutions (members) and certain qualifying non-members (housing associates). We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. We are exempt from federal, state, and local taxation, except for real property taxes. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2015, this asset cap was $1.1 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own capital stock in the FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1 for the FHLBanks) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 85 and 86 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Finance Agency regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the Finance Agency’s core mission asset (CMA) guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. Our ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio) utilizing net balances as outlined in our strategic plan was 79 percent as of December 31, 2015. We generally intend to maintain the CMA ratio within the range of 70 to 80 percent, which exceeds the Finance Agency's recommended minimum ratio of 70 percent utilizing par balances. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

See “Legislative and Regulatory Developments” under this Item 1 for further information on benchmarks suggested by the Finance Agency.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings, and the issuance of capital stock.

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and all 11 FHLBanks (including FHLB Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all 11 FHLBanks is stable. Moody’s has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 11 FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt.

On May 31, 2015, the FHLBank of Des Moines and the FHLBank of Seattle completed the merger that was announced on July 31, 2014. As a result of this merger, there are now 11 district FHLBanks in the FHLBank System.

Business Segments
We do not currently manage or segregate our operations by business or geographical segment.

Advances
We make advances to members and housing associates based on the security of their residential mortgages and other eligible collateral. A brief description of our standard advance product offerings is as follows:

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

Customized advances may be created on request, including advances with embedded floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Notes 1 and 8 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management.”

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

In addition to members, we also make advances to housing associates. To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act of 1934; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). We currently have three housing associates as customers and all three are state HFAs.

At the time an advance is originated, we are required to obtain and maintain a security interest in sufficient collateral of the borrower eligible in one or more of the following categories:

▪	Fully disbursed, whole first mortgages on 1-4 family residential property or securities representing a whole interest in such mortgages;

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

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third‑party custodian. With respect to non‑blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), we take control of all collateral. In the event that the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral to fully collateralize the member’s indebtedness to us.

Table 11 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 25 and 26 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2015 and 2014 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2015 and 2014.

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

There are four MPF portfolio products from which PFIs currently may choose (see Table 1). MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. As mentioned above, the fourth product, MPF Xtra product is essentially a loan sale from the PFI to FHLBank of Chicago (Fannie Mae seller‑servicer), and simultaneously to Fannie Mae. We collect a counterparty fee for our PFI participating in the MPF Xtra product.

The MPF portfolio products involving conventional mortgage loans are termed credit‑enhanced products, because we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government and Xtra products do not have a first loss and/or credit enhancement structure.

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

PFI Eligibility: Members and housing associates may apply to become PFIs. We review the general eligibility of the member, its servicing qualifications, and its ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program. A Participating Financial Institution Agreement provides the terms and conditions for the sale or funding of MPF loans by PFIs, including required CE obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s CE obligations under this agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with us. We have the right under the advances agreement to request additional collateral to secure the PFI’s MPF CE obligations and cover repurchase risk.

MPF Provider: FHLBank of Chicago serves as the MPF Provider for the MPF Program. They maintain the structure of MPF residential loan products and the eligibility rules for MPF loans, including MPF Xtra loans, which primarily fall under the rules and guidelines provided by Fannie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back‑office processing of MPF loans in its role as master servicer and program custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. We utilize the capability under the individual FHLBank pricing option to change the pricing offered to our PFIs for all MPF products, but any pricing changes made affect all delivery commitment terms and loan note rates in the same amount for all PFIs.

The MPF Provider publishes and maintains the MPF Origination, Underwriting, and Servicing Guides and the MPF Xtra Guide, all of which detail the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. As indicated, under the MPF Xtra product, we are a conduit that PFIs use to sell loans to FHLBank of Chicago, then simultaneously to Fannie Mae. We began offering the MPF Xtra product in 2012, primarily to expand our use of balance sheet management tools available to us. The MPF Xtra product allows our PFIs to take advantage of the differences between the risk‑based capital costs associated with the CE feature on MPF portfolio products compared to loan level price adjustments that exist with MPF Xtra. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances (UPB) before any charge-offs of MPF loans funded since January 1, 2004. Beginning in 2016, we will also pay a fixed service cost on a quarterly basis.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products held on our balance sheet as of December 31, 2015:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI
MPF Original	4 basis points (bps) per year against unpaid balance, accrued monthly	Aggregate sum of the loan level credit enhancements (LLCEs)	10 bps per year, paid monthly based on remaining UPB; guaranteed	No	25 bps per year, paid monthly
MPF 100[2]	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[3]	Sized to equal expected losses	0 to 20 bps after FLA and SMI	7 bps per year plus 6 to 7 bps per year, performance-based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A4	N/A	44 bps per year, paid monthly

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

[3]	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.

[4]	Two government master commitments have been grandfathered and paid 2 bps/year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2015:

Table 2

Product Name	FLA	CE Obligation Calculation
MPF Original	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	AA equivalent - FLA-SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.

[2]	LLCE represents the weighted average loan level credit enhancement score of the loans sold into the pool of loans covered by the master commitment agreement.

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

Investments
A portfolio of investments is maintained for liquidity and asset/liability management purposes. We maintain a portfolio of short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS/or asset-backed securities (ABS) that carried the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition. We no longer purchase private-label MBS/ABS, although we continue to hold a small percentage of private-label MBS in our investment portfolio.

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

In addition to the above limitations on allowable types of MBS investments, the Finance Agency limits our total investment in MBS by requiring that the total amortized cost of MBS owned not exceed 300 percent of our month-end total regulatory capital, as most recently reported to the Finance Agency, on the day we purchase the securities. We generally utilize our MBS authority to maintain a portfolio of MBS investments approximating 300 percent of our total regulatory capital. As of December 31, 2015, the amortized cost of our MBS/CMO portfolio represented 329 percent of our regulatory capital due to some capital stock repurchases that occurred prior to year end.

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary liabilities and represent the principal source of funding for advances, traditional mortgage products, and investments. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them; however, the capital markets have traditionally viewed the FHLBanks’ obligations as “Federal agency” debt. As such, the FHLBanks historically have had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the maturity spectrum and through a variety of debt structures, assists us in managing our balance sheet effectively and efficiently. Moody’s currently rates the FHLBanks’ consolidated obligations Aaa/P-1, and S&P currently rates them AA+/A-1+. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under Section 11(a) without Finance Agency approval. We are primarily and directly liable for the portion of consolidated obligations issued on our behalf. In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks under Section 11(a). The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. If the principal or interest on any consolidated obligation issued on behalf of a specific FHLBank is not paid in full when due, the FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of that specific FHLBank.

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the FHLBanks as of December 31, 2015 and 2014 (in millions):

Table 3

	12/31/2015	12/31/2014
Par value of consolidated obligations of the FHLBank	$41,645	$34,381

Par value of consolidated obligations of all FHLBanks	$905,202	$847,175

Finance Agency regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:

▪	Cash;

▪	Obligations of, or fully guaranteed by, the U.S government;

▪	Secured advances;

▪	Mortgages that have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government; and

▪
Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2015 and 2014 (dollar amounts in thousands):

Table 4

	12/31/2015	12/31/2014
Total non-pledged assets	$44,336,631	$36,767,405
Total carrying value of consolidated obligations	$41,689,001	$34,440,614
Ratio of non-pledged assets to consolidated obligations	1.06	1.07

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Constant Maturity Swap (CMS), Prime and Three Month Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable or bullet bond tied to one of the standardized indices.

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

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for additional information regarding our capital plan.

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

Consistent with Finance Agency guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted a retained earnings policy, which provides guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings policy effective for the period ending December 31, 2015 includes detailed calculations of four components:

▪
Market risk, which is calculated using a Monte Carlo simulation where the 99 percent confidence level result over a 90-day simulation horizon will represent the minimum market risk exposure level. For periods presented prior to December 31, 2015, the market risk component was a value-at-risk calculation at a 95 percent confidence level for a 60 business day or three calendar month period;

▪
Credit risk, which requires that retained earnings be sufficient to credit-enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated);

▪
Operations risk, which is calculated using a combination of: (1) the Basel II standardized approach; and (2) our operational risk event loss history, taking into consideration operational loss events reported by the FHLBank System that could impact us in the future. For periods presented prior to December 31, 2015, operations risk was equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and

▪
Net income volatility (formerly referred to as "derivative hedging volatility"), which is calculated using: (1) the largest net loss on derivative hedging activities under 100-basis-point interest rate shock scenarios (maximum derivative hedging loss under up or down shocks); and (2) dividend payment risk, computed as four times the dollar amount of dividends paid on all stock for the most recently paid quarterly dividend. For periods presented prior to December 31, 2015, this component was the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks).

The retained earnings policy was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the policy did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2015 and 2014 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2015	09/30/2015	06/30/2015	03/31/2015
Market Risk	$53,793	$28,934	$31,288	$35,534
Credit Risk	51,731	49,914	57,064	54,139
Operations Risk	26,201	23,654	26,506	26,902
Net Income Volatility	84,232	10,178	5,499	9,019
Total Retained Earnings Threshold	215,957	112,680	120,357	125,594
Actual Retained Earnings as of End of Quarter	651,782	650,029	653,617	643,567
Overage	$435,825	$537,349	$533,260	$517,973

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Market Risk (dividend paying capacity)	$34,441	$32,528	$42,053	$34,414
Credit Risk	53,375	52,782	55,746	53,214
Operations Risk	26,345	25,593	29,340	26,288
Derivative Hedging Volatility	13,807	19,212	18,950	23,729
Total Retained Earnings Threshold	127,968	130,115	146,089	137,645
Actual Retained Earnings as of End of Quarter	627,133	615,192	599,999	581,425
Overage	$499,165	$485,077	$453,910	$443,780

Under our retained earnings policy, any shortage of actual retained earnings with respect to the retained earnings threshold is to be met over a period generally not to exceed one year from the quarter-end calculation. The policy also provides that meeting the established retained earnings threshold shall have priority over the payment of dividends, but that the Board of Directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time.

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

Thus, in accordance with the JCE Agreement, starting in the third quarter of 2011, each FHLBank began allocating 20 percent of its net income to an RRE Account and will do so until the balance of the account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.

Key provisions under the JCE Agreement are as follows:

▪
Under the JCE Agreement, each FHLBank will build its RRE Account to a minimum of one percent of its total outstanding consolidated obligations through the 20 percent allocation. For this purpose, total outstanding consolidated obligations is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor, excluding hedging adjustments (Total Consolidated Obligations). Under the JCE Agreement, an FHLBank may make voluntary allocations above 20 percent of its net income and/or above the targeted balance of one percent of its Total Consolidated Obligations.

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

Assessments
We are subject to regulatory assessments based on a percentage of our earnings. We were obligated to make payments to REFCORP in the amount of 20 percent of net earnings after operating expenses and AHP expenses through June 30, 2011. The Finance Agency certified on August 5, 2011 that the FHLBanks’ payments to the U.S. Department of the Treasury for the second quarter of 2011 resulted in full satisfaction of the FHLBanks’ REFCORP obligation. Starting in the third quarter of 2011, we began allocating 20 percent of our net income to a separate RRE Account as described in “Capital, Capital Rules and Dividends” under this Item 1. In addition to the RECORP obligation, the FHLBanks were required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP (but after assessments for REFCORP). In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP (but after assessments for REFCORP). Assessments for REFCORP and AHP through June 30, 2011 were the equivalent to an effective minimum income tax rate of 26.5 percent. After June 30, 2011, required assessments for AHP are equivalent to an effective minimum income tax rate of 10 percent.

Other Mission-Related Activities
In addition to supporting residential mortgage lending, one of our core missions is to support related housing and community development. We administer and fund a number of targeted programs specifically designed to fulfill that mission. These programs provide housing opportunities for thousands of very low-, low- and moderate-income households and strengthen communities primarily in Colorado, Kansas, Nebraska, and Oklahoma.

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Assessments” are reserved for this program. AHP provides cash grants to members to finance the purchase, construction, or rehabilitation of very low-, low-, and moderate-income owner occupied or rental housing. In addition to the competitive AHP program funds, a customized homeownership set-aside program called the Homeownership Set-aside Program (HSP) was offered during 2015 under the AHP. The HSP provides down payment, closing cost, and purchase-related repair assistance to first-time homebuyers in Colorado, Kansas, Nebraska, and Oklahoma.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.9 percent, 4.8 percent and 5.0 percent of total advances outstanding as of December 31, 2015, 2014, and 2013, respectively. Programs offered during 2015 under the CICA Program, which is not funded through the AHP, include:

▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-businesses, public or private utilities, schools, medical and health facilities, churches, day care centers, or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, Military Base Closing Area, or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

Other Housing and Community Development Programs. A number of other voluntary housing and community development programs have also been established. These programs are not funded through the AHP and include the following:

▪
Joint Opportunities for Building Success (JOBS) – We distributed $1.0 million in JOBS funds in 2015, 2014 and 2013, to assist members in promoting employment growth in their communities. A charitable grant program, JOBS funds have been allocated annually to support economic development projects. The following are elements of the JOBS program: (1) funds made available to projects only through our members; (2) $25,000 maximum funding per member ($25,000 per project) annually; (3) loan pools and similar funding mechanisms are eligible to receive more than one JOBS award annually provided there is an eligible project in the pool for each JOBS application funded; (4) members and project participants agree to participate in publicity highlighting their roles as well as the FHLBank’s contribution to the project and community/region; (5) projects that appear to be “bail outs” are not eligible; (6) members cannot use JOBS funds for their own direct benefit (e.g., infrastructure improvements to facilitate a new branch location) or any affiliate of the member; (7) projects can only be located in FHLBank Topeka’s District (Colorado, Kansas, Nebraska, and Oklahoma); (8) applications of a political nature will not be accepted (JOBS funds cannot be used for any lobbying activity at the local, state or national level); and (9) FHLBank directors, employees, members of their households, and any for-profit entity owned by FHLBank directors, employees, or members of their households, are not eligible for JOBS grants. Nonprofit entities at which FHLBank directors, employees, and members of their households volunteer or are employed remain eligible for JOBS grants. For 2016, the Board of Directors has suspended the JOBS program, during which time it will evaluate historical usage of JOBS and consider alternative programs; and

▪
Rural First-time Homebuyer Education Program – We provide up to $75,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. The goal of the program is to support rural education and counseling in all four states in the district, especially in those areas with HSP-participating members.

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

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac, and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial, or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may increase, or less debt may be issued. We compete for the issuance of debt primarily on the basis of rate, term, structure, and perceived risk of the issuer.

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

Personnel
As of March 8, 2016, we had 218 employees. The employees are not represented by a collective bargaining unit, and we have a good relationship with our employees.

Legislative and Regulatory Developments
Finance Agency Final Rule on FHLBank Membership. On January 20, 2016, the Finance Agency issued a rule effective on February 19, 2016 that, among other things:

•	makes captive insurance companies ineligible for FHLBank membership; and

•
defines the “principal place of business” of an institution eligible for FHLBank membership to be the state in which it maintains its home office and from which the institution conducts business operations.

The rule defines a captive insurance company as a company that is authorized under state law to conduct an insurance business but whose primary business is the underwriting of insurance for affiliated persons or entities.

Captive insurance company members that were admitted as FHLBank members prior to September 12, 2014 (the date the Finance Agency proposed this rule) will have their memberships terminated by February 18, 2021. Captive insurance company members that were admitted as FHLBank members after September 12, 2014 will have their memberships terminated by February 18, 2017. There are restrictions on the level and maturity of advances that FHLBanks can make to these members during the sunset periods.

We continue to study the rule but do not expect it to have a material impact on our financial condition or results of operations at this time.

Finance Agency Final Rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters. On November 19, 2015, the Finance Agency issued a rule effective on December 21, 2015 that, among other things, requires each FHLBank to:

•	operate an enterprise wide risk management program and assign its chief risk officer certain enumerated responsibilities;

•	maintain a compliance program headed by a compliance officer who reports directly to the chief executive officer and must regularly report to the board of directors (or a board committee);

•	maintain board committees specifically responsible for risk management, audit, compensation and corporate governance; and

•
designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures, choosing from the law of the jurisdiction in which the FHLBank maintains its principal office, the Delaware General Corporation Law, or the Revised Model Business Corporation Act. The final rule requires each FHLBank to make this designation by March 18, 2016.

Additionally, the rule provides that the Finance Agency has the authority to review a regulated entity’s indemnification policies, procedures and practices to ensure that they are conducted in a safe and sound manner, and that they are consistent with the body of law adopted by the board of directors of the FHLBank.

We do not expect this rule to materially impact our financial condition or results of operations.

Amendment of FHLBank Act to Make Privately-Insured Credit Unions Eligible for FHLBank Membership. On December 4, 2015, President Obama signed a bill known as the Fixing America’s Surface Transportation Act (FAST Act), which includes a provision that amends the FHLBank Act to allow privately-insured credit unions to be eligible for FHLBank membership. The FAST Act requires privately-insured credit unions to satisfy certain initial and ongoing eligibility and reporting requirements. The Finance Agency has indicated that it is reviewing the relevant portions of the FAST Act and that the FHLBanks should consult with the Finance Agency before acting on the membership application of any privately-insured credit union.

Joint Final Rule on Margin and Capital Requirements for Covered Swap Entities. In October 2015, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit Administration, and the Finance Agency (each an “Agency” and, collectively, the “Agencies”) jointly adopted final rules to establish minimum margin and capital requirements for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Swap Entities) that are subject to the jurisdiction of one of the Agencies (such entities, “Covered Swap Entities,” and the joint final rules, the “Final Margin Rules”). On January 6, 2016, the Commodity Futures Trading Commission (CFTC) published its own version of the Final Margin Rules that generally mirrors the Final Margin Rules. The CFTC’s rules apply only to a limited number of registered swap dealers, security-based swap dealers, major swap participants, and major security-based swap participants that are not subject to the jurisdiction of one of the Agencies.

When they take effect, the Final Margin Rules will subject uncleared swaps and uncleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and financial end users that have material swap exposure (i.e., an average daily aggregate notional of $8 billion or more in uncleared swaps), to a mandatory two-way initial margin requirement. The amount of the initial margin required to be posted or collected would be either the amount calculated by the Covered Swap Entity using a standardized schedule set forth as an appendix to the Final Margin Rules, which provides the gross initial margin (as a percentage of total notional exposure) for certain asset classes, or an internal margin model of the Covered Swap Entity conforming to the requirements of the Final Margin Rules that is approved by the Agency having jurisdiction over the particular Covered Swap Entity. The Final Margin Rules specify the types of collateral that may be posted or collected as initial margin (generally, cash, certain government securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt and gold); and sets forth haircuts for certain collateral asset classes. Initial margin must be segregated with an independent, third-party custodian and, generally, may not be rehypothecated, except that, cash funds may be placed with a custodian bank in return for a general deposit obligation under certain specified circumstances.

The Final Margin Rules will require variation margin to be exchanged daily for uncleared swaps and uncleared security-based swaps between Covered Swap Entities and Swap Entities and between Covered Swap Entities and all financial end-users (without regard to the swap exposure of the particular financial end-user). The variation margin amount is the daily mark-to-market change in the value of the swap to the Covered Swap Entity, taking into account variation margin previously paid or collected. For uncleared swaps and security-based swaps between Covered Swap Entities and financial end-users, variation margin may be paid or collected in cash or non-cash collateral that is considered eligible for initial margin purposes. Variation margin is not subject to segregation with an independent, third-party custodian, and may, if permitted by contract, be rehypothecated.

The variation margin requirement under the Final Margin Rules will become effective for us on March 1, 2017, and the initial margin requirements under the Final Margin Rules are expected to become effective for us on September 1, 2020.

We are not a Covered Swap Entity under the Final Margin Rules. Rather, we are a financial end-user under the Final Margin Rules, and would likely have material swap exposure when the initial margin requirements under the Final Margin Rules become effective.

Since we are currently posting and collecting variation margin on uncleared swaps, it is not anticipated that the variation margin requirement under the Final Margin Rules will have a material impact on our costs. However, when the initial margin requirements under the Final Margin Rules become effective, we anticipate that our cost of engaging in uncleared swaps will increase.

Finance Agency Core Mission Achievement Advisory Bulletin 2015-05. On July 14, 2015, the Finance Agency issued an advisory bulletin that provides guidance relating to a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. The Finance Agency plans to assess core mission achievement by using a ratio of primary mission assets, which includes advances and mortgage loans acquired from members (also referred to as acquired member assets), to consolidated obligations. The core mission asset ratio will be calculated annually at year-end as part of the Finance Agency’s examination process, using annual average par values.

The advisory bulletin provides the Finance Agency’s expectations for each FHLBank’s strategic plan based on its ratio, which are:

•	when the ratio is at least 70 percent or higher, the strategic plan should include an assessment of the FHLBank’s prospects for maintaining this level;

•	when the ratio is between 55 percent and 70 percent, the strategic plan should explain the FHLBank’s plan to increase the ratio; and

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

Our core mission activities primarily include the issuance of advances. In addition, we acquire member assets through the MPF program. Our core mission achievement ratio at December 31, 2015 was 79 percent.

Finance Agency Proposed Rule on Acquired Member Assets. On December 17, 2015, the Finance Agency published a proposed rule that would amend the current AMA rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The proposed rule would allow an FHLBank to utilize its own model in lieu of an NRSRO ratings model to determine the credit rating for AMA loan assets and loan pools. The proposed rule would also eliminate the use of pool level insurance, such as SMI, as part of the required credit risk-sharing structure for AMA products; however, we are not currently acquiring AMA loans using this structure.

It is not possible to predict whether the proposed rule (if adopted) would have a negative impact on the volume of AMA loan assets or on our costs of operation.

Comments on the proposed rule are due on April 15, 2016.

Where to Find Additional Information
We file our annual, quarterly, and current reports and related information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s website at www.sec.gov. Additionally, on our website at www.fhlbtopeka.com, you can find a link to the SEC’s website which can be used to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by legislation and other ongoing actions by the U. S. government in response to disruptions in the financial markets. In response to the economic downturn and the recession that ended in 2010, the U.S. government established certain governmental lending programs that adversely impacted our business. Despite an improvement in the housing and mortgage markets, there continue to be challenges to the ongoing economic recovery due to uncertainty about the U.S. fiscal situation, including the potential impact of global economic conditions on the U.S. economy, and the U.S. housing market due to the general lack of real wage growth and tight credit standards. Although previous government lending programs are no longer active, future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations.

Key legislation in response to disruptions in the financial markets includes the Dodd-Frank Act, which was signed into law in July 2010. The Dodd-Frank Act, among other things: (1) created an inter-agency oversight council that identifies and regulates systemically important financial institutions; (2) regulates the over-the-counter derivatives market; and (3) establishes new requirements, including a risk-retention requirement, for MBS. Our business operations, funding costs, rights, obligations, and/or the manner in which we carry out our housing-finance mission may be adversely affected by provisions contained in the Dodd-Frank Act.

The Dodd-Frank Act also requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market issued under the Dodd-Frank Act could materially adversely affect our ability to hedge our interest rate risk exposure from advances and mortgage loan purchases, achieve our risk management objectives, and act as an intermediary between our members and counterparties. Regulatory actions taken by the Commodity Futures Trading Commission (CFTC) have subjected us to increased regulatory requirements which have made and will continue to make derivative transactions more costly and less attractive as risk management tools. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members.

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

The U.S. Congress is also considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. A report released by the U.S. Treasury Department and HUD on February 11, 2011, outlines possible GSE reforms, including potential reforms to the business models of Fannie Mae, Freddie Mac and the FHLBanks. Both the U.S. House and Senate considered legislation in 2015 that would reform the GSEs. We do not know how, when, or to what extent GSE reform legislation will impact the business or operations of the FHLBank or the FHLBank System.

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

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws and regulatory or other requirements or other guidance adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations, and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. We are, or may also become, subject to further regulations promulgated by the SEC, CFTC, Federal Reserve Board, Financial Crimes Enforcement Network, or other regulatory agencies.

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

We share a regulator with Fannie Mae and Freddie Mac. The Finance Agency currently serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae, and Freddie Mac. Because the business models of Fannie Mae and Freddie Mac are significantly different from that of the FHLBanks, there is a risk that actions by the Finance Agency toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac.

Changes to our balance sheet management strategies could adversely impact our results of operations. In 2015, the Finance Agency issued an advisory bulletin establishing a core mission asset ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations. Any adjustments to our balance sheet to meet and/or maintain core mission asset ratios may result in lower net income and, therefore, adversely impact our financial condition and results of operations as we implement and maintain a core mission asset balance sheet.

An increase in required AHP contributions could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The FHLBank Act requires each FHLBank to contribute to its AHP the greater of: (1) 10 percent of the FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is made on the basis of the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year could result in an increase in our required AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.

We may not be able to pay dividends at rates consistent with past practices. Our Board of Directors may only declare dividends on our capital stock, payable to members, from our unrestricted retained earnings and current net income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. For example, the potential promulgation of regulations or other requirements by the Finance Agency that would require higher levels of required or restricted retained earnings could lead to higher levels of retained earnings, and thus, lower amounts of unrestricted retained earnings available to be paid out to our members as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend.

Events such as changes in our market risk profile, credit quality of assets held, and increased volatility of net income caused by the application of certain GAAP accounting guidance may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical payout ratios in order to achieve and maintain the threshold amounts of retained earnings under our RMP. Additionally, Finance Agency regulations on capital classifications could restrict our ability to pay dividends. Further, our ability to pay dividends at historical rates is impacted directly by our net income, so a decline in net income could result in a decline in dividend rates.

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

Changes in our credit ratings may adversely affect our business operations. As of March 8, 2016, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for uncleared derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of our current rating could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these standby bond purchase agreements, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of March 8, 2016, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

The yield on or value of our MBS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS investments. Trends in unemployment, home price growth, and foreclosure inventory have been moving in a positive direction for the past several years, which has supported the underlying health of our MBS investments. However, if one or more of these macroeconomic variables deteriorates noticeably, delinquency and/or default rates on the underlying collateral supporting these investments will likely increase, and we could experience reduced yields or losses on our MBS investments. Any increase in delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of our MBS/CMO and HFA investments. The magnitude of potential losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bondholders could experience losses of principal. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

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

Counterparty credit risk could adversely affect us. We assume unsecured credit risk when entering into money market transactions and uncleared financial derivatives transactions with counterparties. The insolvency or other inability of a significant counterparty to perform on its obligations under such transactions or other agreements could have an adverse effect on our financial condition and results of operations.

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, the majority of which are located within the United States, Canada, Australia, and Europe. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; (3) third-party providers of private and supplemental mortgage insurance for mortgage loans purchased under the MPF Program; (4) uncleared derivative counterparties; (5) third-party custodians and futures commission merchants associated with cleared derivatives; and (6) unsecured money market and Federal funds investment transactions. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations and financial condition.

Default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Act and implementing CFTC regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we are required to centralize our risk with the derivatives clearinghouses as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions that allowed us to distribute our risk among various counterparties. A default by a derivatives clearinghouse: (1) could adversely affect our financial condition in the event the derivatives clearinghouse is unable to make payments owed to us or return our posted initial and/or variation margin; (2) jeopardize the effectiveness of derivatives hedging transactions; and (3) adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

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

Our funding depends upon our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. Our counterparties in the capital markets are also subject to additional regulation following the financial crisis that ended in 2010. These regulations could alter the balance sheet composition, market activities, and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial, economic, or other disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

Changes in interest rates could significantly affect our earnings. Changes in interest rates that are detrimental to our investment and debt positions could negatively affect our financial condition and results of operations. Like many financial institutions, we realize income primarily from earnings on our invested capital as well as the spread between interest earned on our outstanding advances, mortgage loans, and investments and interest paid on our borrowings and other liabilities. Although we use various methods and procedures to monitor and manage our exposures to risk due to changes in interest rates, we may experience instances when our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts could be exacerbated by prepayment and extension risk, which is the risk that mortgage-related assets will be refinanced in low interest-rate environments or will remain outstanding at below-market yields when interest rates increase.

We rely on derivatives to lower our cost of funds and reduce our interest-rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends upon management’s ability to determine the appropriate hedging positions in light of: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends upon our ability to enter into derivatives with acceptable counterparties or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings, and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

We rely on financial models to manage our market and credit risk, to make business decisions, and for financial accounting and reporting purposes. The impact of financial models and the underlying assumptions used to value financial instruments may have an adverse impact on our financial condition and results of operations. We make significant use of financial models for managing risk. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk, as well as credit risk. We also use models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The degree of management judgment in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to regular validation by independent parties, rapid changes in market conditions could impact the value of our instruments. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations.

The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions, and products, and in financial statement reporting. We have adopted policies, procedures, and controls to monitor and manage assumptions used in these models. However, models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. Changes in any models or in any of the assumptions, judgments, or estimates used in the models may cause the results generated by the model to be materially different. If the results are not reliable due to inaccurate assumptions, judgments, or estimates, we could make poor business decisions, including asset and liability management, or other decisions, which could result in an adverse financial impact. Furthermore, any strategies that we employ to attempt to manage the risks associated with the use of models may not be effective.

We rely heavily on information systems and other technology. We rely heavily on information systems and other technology to conduct and manage our business. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging, and advance activities. Additionally, a failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber attacks, could disrupt our systems or data necessary for the operation of our business and/or result in the disclosure or misuse of confidential or proprietary information, or the unavailability of systems or data that are necessary for the operation of our business. While we have implemented disaster recovery, business continuity, and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. A failure to maintain current technology, systems, and facilities or an operational failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

Our controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. We may fail to identify and manage risks related to a variety of aspects of our business, including without limitation, operational risk, legal and compliance risk, human capital risk, liquidity risk, market risk, and credit risk. We have adopted controls, procedures, policies, and systems to monitor and manage these risks. Our management cannot provide complete assurance that such controls, procedures, policies, and systems are adequate to identify and manage the risks inherent in our business and because our business continues to evolve, we may fail to fully understand the implications of changes in our business, and therefore, we may fail to enhance our risk governance framework to timely or adequately address those changes. Failed or inadequate controls and risk management practices could have an adverse effect on our financial condition, results of operations or reputation.

Reliance on FHLBank of Chicago as MPF Provider could have a negative impact on our business if FHLBank of Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with FHLBank of Chicago. In its role as MPF Provider, FHLBank of Chicago provides the infrastructure, operational support, and maintenance of investor relations for the MPF Program and is also responsible for publishing and maintaining the MPF Guides, which include the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank of Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage loan assets could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program, or investors that purchase mortgages under the MPF Program, were to experience operational or other difficulties that prevent the fulfillment of their contractual obligations.

We face competition for loan demand, purchases of mortgage loans and access to funding, which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources, which may offer more favorable terms on their loans than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations that are applicable to us. This enables those competitors to offer products and terms that we are not able to offer.

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

We also compete in the capital markets with Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of consolidated obligations and other debt instruments. Our ability to obtain funds through the issuance of debt depends in part on prevailing market conditions in the capital markets (including investor demand), such as effects on the reduction in liquidity in financial markets, which are beyond our control. Accordingly, we may not be able to obtain funding on terms that are acceptable to us. Increases in the supply of competing debt products in the capital markets may, in the absence of increases in demand, result in higher debt costs to us or lesser amounts of debt issued at the same cost than otherwise would be the case. Although our supply of funds through issuance of consolidated obligations has always kept pace with our funding needs, we cannot guarantee that this will continue in the future, especially in the case of financial market disruptions when the demand for advances by our members typically increases.

Member mergers or consolidations, failures, or other changes in member business with us may adversely affect our financial condition and results of operations. The financial services industry periodically experiences consolidation, which may occur as a result of various factors including adjustments in business strategies and increasing expense and compliance burdens. If future consolidation occurs within our district, it may reduce the number of current and potential members in our district, resulting in a loss of business to us and a potential reduction in our profitability. Member failures and out-of-district consolidations also can reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally. If our advances are concentrated in a smaller number of members, our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a non-member) would become proportionately greater.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We occupy approximately 62,796 square feet of leased office space at One Security Benefit Place, Suite 100, Topeka, Kansas. We also maintain in Topeka a leased off-site back-up facility with approximately 3,000 square feet. We have also acquired 942,578 square feet of land in Topeka, Kansas to be utilized as a building site for a new complex to house our operations.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a cooperative, members own almost all of our Class A Common Stock and Class B Common Stock with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advance and mortgage loan activity the former members executed while they were members. Note, however, that the portion of our capital stock subject to mandatory redemption is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for our capital stock.

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 8, 2016, we had 777 stockholders of record and 1,818,364 shares of Class A Common Stock and 12,682,961 shares of Class B Common Stock outstanding, including 20,627 shares of Class A Common Stock and no shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we voluntarily registered one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act.

We paid quarterly stock dividends during the years ended December 31, 2015 and 2014, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (dollar amounts in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]
12/31/2015	1.00%	$40	$455	$495	6.00%	$34	$18,391	$18,425
09/30/2015	1.00	39	455	494	6.00	35	18,065	18,100
06/30/2015	1.00	40	449	489	6.00	34	15,987	16,021
03/31/2015	1.00	40	412	452	6.00	34	14,201	14,235
12/31/2014	1.00	40	431	471	6.00	34	14,087	14,121
09/30/2014	1.00	41	398	439	6.00	34	12,958	12,992
06/30/2014	1.00	39	436	475	5.00	32	9,498	9,530
03/31/2014	0.25	39	256	295	4.00	40	7,840	7,880

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

[2]	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

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

We anticipate paying a 1.00 percent dividend on Class A Common Stock and a 6.00 percent dividend on Class B Common Stock for the first quarter of 2016. Historically, dividend levels have been influenced by several factors, including: (1) an objective of moving dividend rates gradually over time; (2) an objective of having dividends reflective of the level of current short‑term interest rates; and (3) an objective of managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Our retained earnings balances have been significantly above the threshold set forth in the retained earnings policy and were not a factor in determining dividend declarations in 2015 and 2014. There is a possibility that the retained earnings threshold level could change and be a greater consideration for dividend levels in the future because the threshold is a function of the size and composition of our balance sheet.

Item 6: Selected Financial Data

Table 8 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 8

	12/31/2015	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Statement of Condition (as of period end):
Total assets	$44,435,654	$36,853,977	$33,950,304	$33,818,627	$33,190,182
Investments[1]	13,606,080	9,620,399	8,704,552	10,774,411	10,576,537
Advances	23,580,371	18,302,950	17,425,487	16,573,348	17,394,399
Mortgage loans, net[2]	6,390,708	6,230,172	5,949,480	5,940,517	4,933,332
Total liabilities	42,593,902	35,268,710	32,149,084	32,098,146	31,488,735
Deposits	759,366	595,775	961,888	1,181,957	997,371
Consolidated obligation bonds, net[3]	19,875,255	20,221,002	20,056,964	21,973,902	19,894,483
Consolidated obligation discount notes, net[3]	21,813,746	14,219,612	10,889,565	8,669,059	10,251,108
Total consolidated obligations, net[3]	41,689,001	34,440,614	30,946,529	30,642,961	30,145,591
Mandatorily redeemable capital stock	2,739	4,187	4,764	5,665	8,369
Total capital	1,841,752	1,585,267	1,801,220	1,720,481	1,701,447
Capital stock	1,208,947	974,041	1,252,249	1,264,456	1,327,827
Total retained earnings	651,782	627,133	567,332	481,282	401,461
Accumulated other comprehensive income (loss) (AOCI)	(18,977)	(15,907)	(18,361)	(25,257)	(27,841)
Statement of Income (for the year ended):
Net interest income	239,680	225,165	217,773	219,680	230,926
(Reversal) provision for credit losses on mortgage loans	(1,909)	(1,615)	1,926	2,496	1,058
Other income (loss)	(80,089)	(55,850)	(30,818)	(42,916)	(78,328)
Other expenses	57,762	53,143	52,762	51,696	53,781
Income before assessments	103,738	117,787	132,267	122,572	97,759
AHP and REFCORP assessments	10,378	11,783	13,229	12,261	20,433
Net income	93,360	106,004	119,038	110,311	77,326
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	296	299	291	285	362
Dividends paid in stock[4]	68,415	45,904	32,697	30,205	27,257
Weighted average dividend rate[5]	5.26%	4.22%	2.42%	2.26%	1.99%
Dividend payout ratio[6]	73.60%	43.59%	27.71%	27.64%	35.72%
Return on average equity	4.78%	6.29%	6.37%	6.23%	4.43%
Return on average assets	0.21%	0.30%	0.33%	0.32%	0.21%
Average equity to average assets	4.45%	4.82%	5.24%	5.13%	4.73%
Net interest margin[7]	0.55%	0.64%	0.61%	0.64%	0.63%
Total capital ratio[8]	4.14%	4.30%	5.31%	5.09%	5.13%
Regulatory capital ratio[9]	4.19%	4.36%	5.37%	5.18%	5.24%
Ratio of earnings to fixed charges[10]	1.46	1.58	1.59	1.45	1.31

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.

[2]	The allowance for credit losses on mortgage loans was $1,972,000, $4,550,000, $6,748,000, $5,416,000, and $3,473,000 as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 17 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $39,000, $40,000, $25,000, $41,000, and $174,000 for the years ended December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgages from, and provides limited other financial services to our members. The FHLBanks, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System, which consists of 11 district FHLBanks. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

On May 31, 2015, the FHLBank of Des Moines and the FHLBank of Seattle completed the merger that was announced on July 31, 2014. As a result of this merger, there are now 11 district FHLBanks in the FHLBank System.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings, and the issuance of capital stock.

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances and AMA, at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are unpaid principal balances outstanding). At our discretion, we may repurchase excess stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay stable dividends.

Net income for the year ended December 31, 2015 was $93.4 million compared to $106.0 million for the year ended December 31, 2014. The $12.6 million decrease in net income was driven by fair value net losses on trading securities and derivatives and hedging activities, which resulted in a net decrease of $23.9 million, partially offset by a $14.5 million increase in net interest income. The increase in fair value net losses were largely due to a significant widening in mortgage rates relative to the interest rate swap curve in the latter half of 2015 that negatively impacted the values of both our economic interest rate swaps and the hedged multi-family GSE MBS. Additionally, interest rates increased during the last quarter of 2015, which resulted in unrealized net losses on our non-MBS trading investments. The increase in rates resulted in unrealized net gains on the derivatives associated with the non-MBS trading investments, although to a lesser extent. Furthermore, we had a significant decline in unrealized losses on our economic interest rate caps that helped to offset the increase in unrealized losses on the derivatives associated with our multi-family MBS. The increase in net interest income for the year ended December 31, 2015 was largely a result of advance growth, primarily in our lower-yielding line of credit advances, increases in higher-yielding investments, and a decrease in average funding cost driven by a shift in composition to lower-cost discount notes to fund the growth in short-term advances. New counterparty relationships have also provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities, and net gain (loss) on trading securities can be found under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $7.6 billion, or 20.6 percent, from December 31, 2014 to December 31, 2015. The FHLBank has been actively promoting the impact of the dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends, which has resulted in increased utilization of advances, especially the line of credit product. Net advances increased $5.3 billion, or 28.8 percent, from December 31, 2014. Investments increased $4.0 billion, or 41.4 percent, from December 31, 2014, as a result of the increase in advances and related capital. We strive to maintain a ratio of average advances and average mortgage loans to average consolidated obligations (core mission asset ratio) of 70 to 80 percent, so increases in the average balance of both advances and mortgages allows for growth in non-mission assets while maintaining our desired core mission asset ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

Total liabilities increased $7.3 billion, or 20.8 percent, from December 31, 2014 to December 31, 2015. This increase was attributable to the $7.6 billion increase in consolidated obligation discount notes, partially offset by a decrease in consolidated obligation bonds. The increase in discount notes from December 31, 2014 to December 31, 2015 was a result of a shift from longer term bonds to shorter term discount notes to fund the increase in short-term advances during that time period. For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Dividends paid to members totaled $68.7 million for the year ended December 31, 2015 compared to $46.2 million for the same period in the prior year. The dividend rate for Class A Common Stock remained at 1.00 percent from December 31, 2014 to December 31, 2015, and the dividend rate for Class B Common Stock remained at 6.00 percent for the same period. Capital management changes that have allowed us to maintain this level of dividends include: (1) a reduction in our membership capital stock (Class A) purchase requirement in 2012; (2) a reduction in our activity stock (Class B) requirement for AMA in 2013; (3) a reduction of our activity stock (Class B) requirement for advances in 2014; (4) weekly exchanges of excess Class B stock to Class A; and (5) periodic repurchases of excess Class A stock.

Our strategic business plan is structured in such a way that our business activities will achieve our mission consistent with the Finance Agency’s core mission asset guidance. Our ratio of average advances and average mortgage loans to average consolidated obligations (core mission assets ratio) was 79 percent for 2015. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2016. However, this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, so it is possible that we will be unable to maintain this level indefinitely.

We have also made changes to our management of capital levels, which included reducing our activity-based stock purchase requirement (see “Liquidity and Capital Resources - Capital” under this Item 7), making periodic repurchases of some or all of our excess stock, and increasing our dividend payout ratio, among other practices (see Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), while maintaining sufficient levels of liquidity to fulfill our mission.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 9 presents selected market interest rates as of the dates or for the periods shown.

Table 9

Market Instrument	Average Rate for	Average Rate for	12/31/2015	12/31/2014
	2015	2014	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.13%	0.09%	0.25 to 0.50%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.25 to 0.50	0.0 to 0.25	0.25 to 0.50	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.04	0.03	0.16	0.04
3-month LIBOR[1]	0.32	0.23	0.61	0.26
2-year U.S. Treasury note[1]	0.68	0.45	1.06	0.67
5-year U.S. Treasury note[1]	1.53	1.63	1.78	1.65
10-year U.S. Treasury note[1]	2.13	2.53	2.29	2.17
30-year residential mortgage note rate[2]	4.04	4.35	4.19	4.04

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

Through much of 2015, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates has remained relatively stable; however, the spread to three-month LIBOR deteriorated in the last half of 2015 as a result of actions taken by foreign central banks to support their currencies and also due to heavy issuance of term corporate debt that is swapped to LIBOR. These conditions have increased the cost of consolidated obligations swapped or indexed to LIBOR, and are expected to persist into the first half of 2016. As a result of weakening spreads, we anticipate funding a larger portion of our balance sheet with discount notes during 2016. At the end of 2015, the FOMC raised the target rate for overnight Federal funds for the first time in nearly a decade and emphasized a plan to raise rates gradually for the next three years. The statement from the January 2016 meeting indicates that overseas challenges and a global slowdown in general are very much a part of policy considerations, so additional rate increases are expected to be minimal for the foreseeable future. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of GSE debt and GSE MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries and GSE MBS are expected to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion see this Item 7 – “Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. This has allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout 2015. Several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions, including recent concern over China's markets, economy, and currency; the upcoming presidential election; changes in interest rates and the shape of the yield curve as the FOMC contemplates increasing short-term interest rates; and a decline in dealer demand due to regulatory changes.

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. These assumptions and assessments include the following:

•	Accounting related to derivatives and hedging activities;

•	Fair value determinations;

•	Accounting for deferred premium/discount associated with MBS; and

•	Determining the adequacy of the allowance for credit losses.

Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements.

The accounting policies that management believes are the most critical to an understanding of our financial condition and results of operations and require complex management judgment are described below.

Accounting for Derivatives and Hedging Activities: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We are required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the hedged assets or liabilities are recognized simultaneously. Therefore, the accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements, either because it was more cost effective to use a derivative hedge compared to a non-derivative hedging alternative, or because a non-derivative hedging alternative was not available. As required by Finance Agency regulation and our RMP, derivative instruments that do not qualify as hedging instruments may be used only if we document a non-speculative purpose at the inception of the derivative transaction.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2015 and 2014, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; (3) interest rate swaps hedging variable rate consolidated obligation bonds; and (4) interest rate swaps hedging fixed rate consolidated obligation discount notes. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities and because of the relationship between mortgage rates relative to the interest rate swap curve for the swapped MBS trading securities. See Tables 61 and 62 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of non-MBS and MBS classified as trading securities related to economic hedges was $1.3 billion and $0.9 billion, respectively, as of December 31, 2015, which matches the notional amount of interest rate swaps hedging the GSE debentures and MBS in trading securities on that date. For asset/liability management purposes, our fixed rate GSE debentures and MBS currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 14 through 16 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2015 and 2014, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair value measurement under GAAP uses a three-level fair value hierarchy to reflect the level of judgment involved in estimating fair value. Fair values are based on market prices when they are available (generally considered a Level 1 or Level 2 valuation under GAAP). If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments (generally considered a Level 3 valuation under GAAP). Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. Additionally, due diligence procedures are completed for third-party pricing vendors. The assumptions used by third-party pricing vendors or within our models may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 16 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values and the due diligence procedures completed. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2015, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and REO, which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations. We record private-label MBS at fair value at the time it is determined to have OTTI. Due to a general lack of trades in the market for these securities, we have concluded that the pricing derived should be considered level 3 valuations.

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

▪
Individually Evaluated Mortgage Loans - We calculate an allowance for loan loss on individual loans if events or circumstances make it probable that we will not be able to collect all amounts due according to the contractual terms for a subset of the mortgage loans. We have determined that all mortgage loans held in our mortgage loan portfolio are considered collateral dependent and have elected to measure individual loan impairment based on collateral value less estimated cost to sell. Collateral value is based on appraisals, if available, or estimated property values using an automated valuation model or housing pricing index. If the collateral value less cost to sell is less than the recorded investment in the loan, the loan is considered impaired. Beginning in January 2015, the excess of the recorded investment in the loan over the loan’s collateral value less cost to sell is charged off if the loan is over 180 days delinquent or in bankruptcy. If a loan has been individually evaluated for impairment, it is excluded from the loan population for which a collective allowance is estimated.

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

Credit products - We have never experienced a credit loss on an advance. Based upon the collateral held as security, our credit extension and collateral policies, credit analysis and repayment history, we currently do not anticipate any credit losses on advances and have not recorded an allowance for losses on advances. We are required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government, U.S. obligation or GSE securities, certain residential mortgage loans, deposits in the FHLBank, and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed discussion of collateral.

Direct financing lease receivable - We have a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, we have all rights and remedies under the lease agreement as well as all rights and remedies available under the member's Advance, Pledge and Security Agreement. Consequently, we can apply any excess collateral securing credit products to any shortfall in the leasing arrangement.

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell - There were no investments in term Federal funds sold or in term securities purchased under agreements to resell outstanding as of December 31, 2015 and 2014, and any such investments acquired during the years ended December 31, 2015 and 2014 were repaid according to their contractual terms.

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

Results of Operations
Earnings Analysis: Table 10 presents changes in the major components of our net income (dollar amounts in thousands):

Table 10

	Increase (Decrease) in Earnings Components
	2015 vs. 2014		2014 vs. 2013
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$37,129	8.7%	$(14,764)	(3.3)%
Total interest expense	22,614	11.1	(22,156)	(9.8)
Net interest income	14,515	6.4	7,392	3.4
(Reversal) provision for credit losses on mortgage loans	(294)	(18.2)	(3,541)	(183.9)
Net interest income after mortgage loan loss provision	14,809	6.5	10,933	5.1
Net gain (loss) on trading securities	(19,292)	(67.2)	22,286	43.7
Net gain (loss) on derivatives and hedging activities	(4,613)	(12.1)	(48,337)	(478.3)
Other non-interest income	(334)	(3.0)	1,019	10.1
Total other income (loss)	(24,239)	(43.4)	(25,032)	(81.2)
Operating expenses	4,498	10.2	775	1.8
Other non-interest expenses	121	1.3	(394)	(4.1)
Total other expenses	4,619	8.7	381	0.7
AHP assessments	(1,405)	(11.9)	(1,446)	(10.9)
NET INCOME	$(12,644)	(11.9)%	$(13,034)	(10.9)%

Table 11 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 11

	Year Ended December 31,
	2015		2014		2013
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$113,578	24.4%	$98,492	23.0%	$117,327	26.5%
Advances	145,689	31.3	123,748	28.9	128,441	29.0
Mortgage loans held for portfolio	204,778	44.0	204,547	47.7	195,644	44.1
Other	1,385	0.3	1,514	0.4	1,653	0.4
TOTAL INTEREST INCOME	$465,430	100.0%	$428,301	100.0%	$443,065	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2015 was $93.4 million compared to $106.0 million for the year ended December 31, 2014. The $12.6 million decrease in net income was driven by fair value net losses on trading securities and derivatives and hedging activities, which resulted in a net decrease of $23.9 million, partially offset by a $14.5 million increase in net interest income. The increase in fair value net losses were largely due to a significant widening in mortgage rates relative to the interest rate swap curve in the latter half of 2015 that negatively impacted the values of both our economic interest rate swaps and the multi-family GSE MBS being hedged. Additionally, interest rates increased during the fourth quarter of 2015, which resulted in unrealized losses on our non-MBS trading investments. The increase in rates resulted in unrealized gains on the derivatives associated with the non-MBS investments, although to a lesser extent. Furthermore, we had a significant decline in unrealized losses on our economic interest rate caps that helped to offset the increase in unrealized losses on the derivatives associated with our multi-family MBS. The increase in net interest income for the year ended December 31, 2015 was largely a result of advance growth, primarily in our lower-yielding line of credit advances, increases in higher-yielding investments, and a decrease in average funding cost driven by a shift in composition to lower-cost discount notes to fund the growth in short-term advances. New counterparty relationships have also provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. Return on equity (ROE) was 4.78 percent and 6.29 percent for the years ended December 31, 2015 and 2014, respectively. The decline in net income coupled with the growth in advances and associated capital was dilutive to ROE for the periods. Dividends paid to members totaled $68.7 million for the year ended December 31, 2015 compared to $46.2 million for the same period in the prior year.

Net income for the year ended December 31, 2014 was $106.0 million compared to $119.0 million for the year ended December 31, 2013. The $13.0 million decrease was due to an increase in losses on derivative and hedging activities, partially offset by a decrease in negative fair value changes on trading securities, an increase in net interest income, and a decrease in the provision/reversal for credit losses on mortgage loans. The increase in net interest income was due primarily to a decrease in the overall cost of borrowing compared to 2012 and an increase in the average yield on mortgage loans. The decrease in the provision/reversal for credit losses on mortgage loans was a result of continued improvement in the housing market, along with refinements to our allowance for credit loss technique. ROE was 6.29 percent and 6.37 percent for the years ended December 31, 2014 and 2013, respectively. Dividends paid to members totaled $46.2 million for the year ended December 31, 2014 compared to $33.0 million for the prior year.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits and other borrowings is the primary source of our earnings. The increase in net interest income for the year ended December 31, 2015 compared to 2014 was largely a result of advance growth, primarily in our lower-yielding line of credit advances, and a decrease in average funding cost driven by a shift in composition to lower-cost discount notes to fund the growth in short-term advances (see Table 12). The increase in net interest income for the year ended December 31, 2014 compared to 2013 was due to an increase in our net interest spread and margin despite a decrease in the average balance and average yield on interest-earning assets. The increases in net interest spread and margin in 2014 were driven primarily by an overall decrease in the cost of borrowing and also by an increase in the average yield on mortgage loans, which are discussed in greater detail below.

The average yield on total investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, decreased from 1.05 percent for the year ended December 31, 2014 to 1.00 percent for the year ended December 31, 2015, despite increases in average yields across all instruments in the portfolio, due to the highest yielding investment securities comprising a lower percentage of the total portfolio. The average yield on investment securities increased 12 basis points between December 31, 2014 and 2015, due to purchases of higher yielding fixed rate multi-family GSE MBS. The average yield on reverse repurchase agreements increased due to new counterparty relationships that provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. The average yield on total investments remained flat, at 1.05 percent for the years ended December 31, 2013 and 2014, despite the compositional changes in the portfolio, including a lower concentration of higher yielding MBS, and increases in the average balance of Federal funds sold, which had a lower average yield during 2014. At times during 2014, we did not reinvest MBS portfolio prepayments in new MBS because of the focus on our core mission assets ratio as well as our inability to purchase MBS at prices that would generate what we consider to be acceptable spreads.

The average yield on advances decreased eight basis points, from 0.64 percent for the year ended December 31, 2014 to 0.56 percent for the year ended December 31, 2015. The average yield on advances decreased six basis points, from 0.70 percent for the year ended December 31, 2013 to 0.64 percent for the year ended December 31, 2014. The decrease in the average yield on advances for the past two years was due to a continued shift in composition that began in 2012 and has resulted in an increase in our lowest yielding advance product. The decrease was partially offset during 2015 as a result of a 12.0 percent increase in prepayment fees.

The average yield on mortgage loans decreased 12 basis points, from 3.36 percent for the year ended December 31, 2014 to 3.24 percent for the year ended December 31, 2015. The decrease in yield is due to a 26.2 percent increase in premium amortization as average mortgage rates decreased in 2015 and prepayments on higher coupon loans increased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase). Mortgage rates are not expected to increase substantially in 2016, so premium amortization is likely to remain near current levels, although prepayments tend to slow during periods of relatively stable rates, as borrowers who are able to refinance their mortgages have already done so. The seven basis point increase in yield between 2013 and 2014 was due primarily to slower prepayments of higher yielding mortgages and the associated premium amortization.

The average cost of total consolidated obligations (bonds and discount notes) decreased eight basis points, from 0.63 percent for the year ended December 31, 2014 to 0.55 percent for the current period. This decrease was largely a result of a compositional shift from bonds to lower-costing discount notes, primarily reflecting the increase in short-term assets. We expect short-term interest rates to remain relatively low for the near term, and we anticipate being able to call some higher rate long-term debt in 2016, so we expect our total interest bearing liability cost to remain relatively stable over the next few quarters. For further discussion of how we use bonds and discount notes, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 14 through 16 under this Item 7), which distorts yields, especially for fixed rate trading investments that are swapped to a variable rate.

Table 12 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 12

	2015			2014			2013
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$229,611	$241	0.10%	$204,708	$169	0.08%	$272,385	$311	0.11%
Securities purchased under agreements to resell	2,271,557	4,371	0.19	446,233	575	0.13	847,010	1,027	0.12
Federal funds sold	1,656,091	2,131	0.13	1,619,589	1,368	0.08	1,259,512	1,346	0.11
Investment securities[1,2]	7,217,004	106,835	1.48	7,073,094	96,380	1.36	8,839,549	114,643	1.30
Advances[2,3]	26,108,222	145,689	0.56	19,467,171	123,748	0.64	18,278,197	128,441	0.70
Mortgage loans[2,4,5]	6,314,880	204,778	3.24	6,087,417	204,547	3.36	5,947,390	195,644	3.29
Other interest-earning assets	22,796	1,385	6.07	23,182	1,514	6.53	26,170	1,653	6.32
Total earning assets	43,820,161	465,430	1.06	34,921,394	428,301	1.23	35,470,213	443,065	1.25
Other non-interest-earning assets	28,810			83,523			153,265
Total assets	$43,848,971			$35,004,917			$35,623,478

Interest-bearing liabilities:
Deposits	$681,316	590	0.09	$878,016	770	0.09	$1,070,135	983	0.09
Consolidated obligations[2]:
Discount Notes	20,067,007	21,585	0.11	12,155,756	9,242	0.08	10,751,832	8,884	0.08
Bonds	20,741,913	203,283	0.98	19,896,561	192,910	0.97	21,233,465	215,239	1.01
Other borrowings	13,352	292	2.18	10,377	214	2.06	21,600	186	0.87
Total interest-bearing liabilities	41,503,588	225,750	0.54	32,940,710	203,136	0.62	33,077,032	225,292	0.68
Capital and other non-interest-bearing funds	2,345,383			2,064,207			2,546,446
Total funding	$43,848,971			$35,004,917			$35,623,478

Net interest income and net interest spread[6]		$239,680	0.52%		$225,165	0.61%		$217,773	0.57%

Net interest margin[7]			0.55%			0.64%			0.61%

[1]
The non-credit portion of the OTTI discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $5.1 million, $4.9 million and $4.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 13 summarizes changes in interest income and interest expense (in thousands):

Table 13

	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$22	$50	$72	$(67)	$(75)	$(142)
Securities purchased under agreements to resell	3,387	409	3,796	(513)	61	(452)
Federal funds sold	31	732	763	338	(316)	22
Investment securities	1,993	8,462	10,455	(23,835)	5,572	(18,263)
Advances	38,418	(16,477)	21,941	8,032	(12,725)	(4,693)
Mortgage loans	7,505	(7,274)	231	4,658	4,245	8,903
Other assets	(24)	(105)	(129)	(194)	55	(139)
Total earning assets	51,332	(14,203)	37,129	(11,581)	(3,183)	(14,764)
Interest Expense:
Deposits	(170)	(10)	(180)	(171)	(42)	(213)
Consolidated obligations:
Discount notes	7,538	4,805	12,343	1,103	(745)	358
Bonds	8,266	2,107	10,373	(13,204)	(9,125)	(22,329)
Other borrowings	65	13	78	(133)	161	28
Total interest-bearing liabilities	15,699	6,915	22,614	(12,405)	(9,751)	(22,156)
Change in net interest income	$35,633	$(21,118)	$14,515	$824	$6,568	$7,392

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

Net Gain (Loss) on Derivatives and Hedging Activities: The volatility in other income (loss) is driven predominantly by net gains (losses) on derivative and hedging transactions, which include interest rate swaps, caps, and floors. Net gain (loss) from derivatives and hedging activities is sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve, and implied volatility).

As demonstrated in Tables 14 through 16, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Net interest received/paid on economic hedges is identified in Tables 14 through 16. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a much lesser degree. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. However, the mix of our economic hedges changed mid-2015, so the general level of interest rates will no longer be the primary factor impacting the net unrealized gains (losses) on derivatives. Net unrealized gains or losses on derivatives will continue to be a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rates swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the year ended December 31, 2015, the significant reduction in losses on our interest rate caps were partially offset by a reduction in gains on derivatives associated with our swapped trading investments and an increase in net interest settlements (i.e. net interest paid on economic interest rate swaps) compared to the year ended December 31, 2014. For the year ended December 31, 2015, net unrealized gains and losses on derivatives and hedging activities decreased net income by $42.8 million. Net interest paid on economic interest rate swaps represented the majority of the net losses on derivatives and hedging activities for the year ended December 31, 2015, increasing as a result of the increase in the notional amount of economic interest rate swaps from the prior year. While the net interest received (paid) on the associated economic interest rate swap is recorded in net gain (loss) on derivatives and hedging activities, the interest on the underlying hedged items, such as GSE debentures, MBS or consolidated obligations, is recorded in interest income or expense. Increases in swap spreads towards the end of 2015 caused fair value decreases for many of our derivatives, but especially interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities. The fair values of the swapped MBS investments decreased as a result of an increase in interest rates resulting in unrealized losses of $4.6 million, which are recorded in net gain (loss) on trading securities and the fair values of the associated interest rate swaps declined as well resulting in unrealized losses of $23.2 million. All of these multi-family GSE MBS and associated interest rate swaps were purchased or entered into after May 2015 and are expected to create more income statement volatility than the interest rate swaps and related trading GSE debentures due to the relatively long length of the contracts and their relationship with mortgage rates, which tend to be more volatile than rates on GSE debentures. Unrealized gains of $35.5 million were attributable to the fair value changes of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives) and changes in interest rates for their respective maturities (pay fixed rate swap) and increases in the three-month LIBOR (receive variable rate swap), but these increases were offset by unrealized losses of $43.0 million attributable to the swapped GSE debentures, which are recorded in net gain (loss) on trading securities. As noted previously, rates were up compared to the prior year but volatility was down so we still experienced losses on our interest rate caps but to a much smaller extent than in 2014. See Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Tables 14 through 16 categorize the earnings impact by product for hedging activities (in thousands):

Table 14

	2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(8,267)	$—	$(2,128)	$—	$(9)	$(10,404)
Net interest received (paid)	(117,079)	(1,657)	—	215	69,222	(49,299)
Subtotal	(125,346)	(1,657)	(2,128)	215	69,213	(59,703)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(779)	636	—	306	(3,041)	(2,878)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	12,239	—	4	(1,446)	10,797
Interest rate caps	—	(4,159)	—	—	—	(4,159)
Mortgage delivery commitments	—	—	1,067	—	—	1,067
Economic hedges – net interest received (paid)	—	(56,455)	—	44	8,741	(47,670)
Subtotal	(779)	(47,739)	1,067	354	4,254	(42,843)
Net impact of derivatives and hedging activities	(126,125)	(49,396)	(1,061)	569	73,467	(102,546)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(47,577)	—	—	—	(47,577)
TOTAL	$(126,125)	$(96,973)	$(1,061)	$569	$73,467	$(150,123)

Table 15

	2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(11,529)	$—	$(1,914)	$203	$(13,240)
Net interest received (paid)	(131,093)	—	—	89,873	(41,220)
Subtotal	(142,622)	—	(1,914)	90,076	(54,460)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	540	—	—	(2,977)	(2,437)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	30,231	—	1,679	31,910
Interest rate caps/floors	—	(32,767)	—	—	(32,767)
Mortgage delivery commitments	—	—	4,272	—	4,272
Economic hedges – net interest received (paid)	—	(44,264)	—	5,056	(39,208)
Subtotal	540	(46,800)	4,272	3,758	(38,230)
Net impact of derivatives and hedging activities	(142,082)	(46,800)	2,358	93,834	(92,690)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(28,517)	—	—	(28,517)
TOTAL	$(142,082)	$(75,317)	$2,358	$93,834	$(121,207)

Table 16

	2013
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Intermediary Positions	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(12,288)	$—	$(2,149)	$(408)	$—	$(14,845)
Net interest received (paid)	(146,463)	—	—	102,125	—	(44,338)
Subtotal	(158,751)	—	(2,149)	101,717	—	(59,183)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	3,348	—	—	(5,682)	—	(2,334)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	50,328	—	(6,981)	(17)	43,330
Interest rate caps/floors	—	11,682	—	—	—	11,682
Mortgage delivery commitments	—	—	(4,052)	—	—	(4,052)
Economic hedges – net interest received (paid)	—	(45,901)	—	7,379	3	(38,519)
Subtotal	3,348	16,109	(4,052)	(5,284)	(14)	10,107
Net impact of derivatives and hedging activities	(155,403)	16,109	(6,201)	96,433	(14)	(49,076)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(50,203)	—	—	—	(50,203)
TOTAL	$(155,403)	$(34,094)	$(6,201)	$96,433	$(14)	$(99,279)

Net Gain (Loss) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 14 through 16. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in absolute interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 17 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 17

	2015	2014	2013
GSE debentures	$(43,100)	$(28,987)	$(50,671)
U.S. Treasury note	(16)	4	43
U.S. obligation and GSE MBS	(4,865)	293	(351)
Short-term money market securities	(10)	(9)	(6)
TOTAL	$(47,991)	$(28,699)	$(50,985)

Our trading portfolio is comprised primarily of fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE debentures and variable rate GSE MBS. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates. The fair values of the GSE debentures are more affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The fair values of the multi-family GSE MBS are affected by changes in mortgage rates and the fixed rate securities are swapped to one-month LIBOR. During 2014, interest rates in the one- to three-year range increased, resulting in additional unrealized losses on the GSE debentures, but the decrease in GSE credit spreads reduced the magnitude of those losses. An increase in intermediate interest rates at the end of 2015 resulted in additional unrealized losses on the GSE debentures for 2015 that were partially mitigated by improvement in some GSE credit spreads. Increases in mortgage interest rates resulted in unrealized losses on our fixed rate multi-family GSE MBS, but to a relatively small degree compared to the GSE debentures, as we began purchasing the multi-family GSE MBS during the last half of 2015. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons which are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” As noted in Table 18, approximately two-thirds of our operating expenses consist of compensation and benefits expense, which has been increasing due to the hiring of additional employees and related incentive compensation. We anticipate an increase in compensation and benefits expense during 2016 due to an expected increase in the number of employees primarily to meet our increasing technology needs. Occupancy expense for 2015 includes a one-time lease termination fee, but we do not expect other material increases to occupancy expense as a result of the construction of and relocation to our new headquarters, which is expected to happen in 2018. Increases in other operating expense are primarily related to new software, so we expect to maintain this level of expense through 2016. Table 18 presents operating expenses for the last three years (dollar amounts in thousands):

Table 18

	For the Year Ended December 31,			Percent Increase (Decrease)
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Compensation and benefits	$33,175	$30,282	$29,541	9.6%	2.5%
Occupancy cost	2,092	1,754	1,622	19.3	8.1
Other operating expense	13,183	11,916	12,014	10.6	(0.8)
TOTAL CONTROLLABLE OPERATING EXPENSES	$48,450	$43,952	$43,177	10.2%	1.8%

Finance Agency and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the Finance Agency and the Office of Finance. The Finance Agency’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks. The merger between the FHLBanks of Des Moines and Seattle will cause some incremental increases in these expenses because some assessments are being split equally between the remaining FHLBanks, effective May 31, 2015. However, we do not anticipate the increases to be significant.

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

Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. These non-GAAP measures are frequently used by FHLBank’s stakeholders in the evaluation of our performance, but they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Adjusted net income increased slightly for the year ended December 31, 2015 compared to the prior year (see Table 19). The increase was due to an increase in adjusted net interest income, including net interest settlements on derivatives not qualifying for hedge accounting, that was mostly offset by higher compensation and benefits and an increase in other operating expenses. For the year ended December 31, 2014, the increase in adjusted net income compared to the prior year paralleled the increase in GAAP net interest income after provision/reversal for credit losses on mortgage loans. Table 19 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 19

	2015	2014	2013
Net income, as reported under GAAP	$93,360	$106,004	$119,038
AHP assessments	10,378	11,783	13,229
Income before AHP assessments	103,738	117,787	132,267
Derivative (gains) losses[1]	(4,827)	(979)	(48,625)
Trading (gains) losses	47,991	28,699	50,985
Prepayment fees on terminated advances	(2,410)	(2,151)	(4,109)
Net (gain) loss on sale of held-to-maturity securities	(390)	—	—
Net (gain) loss on sale of mortgage loans	—	—	(109)
Total excluded items	40,364	25,569	(1,858)
Adjusted income (a non-GAAP measure)	$144,102	$143,356	$130,409

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements on derivatives not qualifying for hedge accounting.

Table 20 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE between 2015 and 2014 is mostly a function of increases in average capital as a result of increased advances at lower yields for the current year period, combined with the increase in operating expenses. Further, 2015 reflected an increase to our typical average leverage compared to lower than average leverage in 2014. The increase in adjusted ROE between 2014 and 2013 was a result of the decrease in capital stock activity requirements for advances and other capital management practices that went into effect during 2014 to reduce the amount of excess capital stock. Adjusted ROE spread for the years ended December 31, 2015, 2014, and 2013 is calculated as follows (dollar amounts in thousands):

Table 20

	2015	2014	2013
Average GAAP total capital for the period	$1,951,708	$1,686,110	$1,868,255
ROE, based upon GAAP net income	4.78%	6.29%	6.37%
Adjusted ROE, based upon adjusted income	7.38%	8.50%	6.98%
Average overnight Federal funds effective rate	0.13%	0.09%	0.11%
Adjusted ROE as a spread to average overnight Federal funds effective rate	7.25%	8.41%	6.87%

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gain/loss on retirement of debt, gain/loss on mortgage loans held for sale, and gain/loss on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gain (loss) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gain (loss) on derivatives and hedging activities and trading securities can come into consideration when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison. In contrast, GAAP net income, ROE based on GAAP net income and ROE spread based on GAAP net income can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance. Management believes such volatility prevents a consistent measurement analysis.

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

Financial Condition

Overall: Total assets increased $7.6 billion, or 20.6 percent, from December 31, 2014 to December 31, 2015. This increase was due primarily to a $5.3 billion, or 28.8 percent, increase in advances, a $1.2 billion, or 19.6 percent, increase in investment securities (investments classified as trading, available-for-sale, or held-to-maturity), and a $2.7 billion, or 83.1 percent, increase in short-term investments, excluding cash. The increase in advances was largely due to an increase in short-term advances, which can be attributed to the increase in dividend rates that effectively reduces the cost of our advances to our members and increases the members' ability to profitably deploy the funding. We have been actively promoting the impact of the dividend on the effective borrowing cost of our advances to increase member awareness of the benefit of higher dividends since 2014. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances, although the most recent move by the FOMC to increase interest rates did not impact our level of advances. Increases in the balances of total consolidated obligations and total capital between 2014 and 2015 also reflect increased advance utilization.

As a percentage of assets at December 31, 2015 compared to December 31, 2014, short-term investments and advances increased while cash and mortgage loans decreased. Investment securities remained relatively flat as a percentage of assets, despite the growth in the balance year over year. The composition change between cash and short-term investments reflects our participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program that began mid-2015, which provides more options to invest the influx of cash from advance repayments that usually occurs on the last business day of a reporting period. The increase in reverse repurchase agreements is also a result of new counterparty relationships that have provided us with more options for utilizing reverse repurchase agreements. Our mortgage loan portfolio grew by 2.6 percent but declined as a percentage of assets because of the 28.8 percent growth in advances. The distribution between discount notes and consolidated obligation bonds is generally driven by asset composition; thus, the percentage increase in discount notes and the corresponding percentage decline in consolidated obligation bonds for the current period is the result of an increase in our line of credit advance product balance and short-term advances, which are generally funded by discount notes. Table 21 presents the percentage concentration of the major components of our Statements of Condition:

Table 21

	Component Concentration
	12/31/2015	12/31/2014
Assets:
Cash and due from banks	1.5%	6.9%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.6	9.0
Investment securities	17.0	17.1
Advances	53.1	49.7
Mortgage loans, net	14.4	16.9
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.7%	1.6%
Consolidated obligation discount notes, net	49.1	38.6
Consolidated obligation bonds, net	44.7	54.9
Other liabilities	0.3	0.6
Total liabilities	95.8	95.7

Capital:
Capital stock outstanding	2.7	2.6
Retained earnings	1.5	1.7
Accumulated other comprehensive income (loss)	—	—
Total capital	4.2	4.3
Total liabilities and capital	100.0%	100.0%

Table 22 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 22

	Increase (Decrease) in Components
	12/31/2015 vs. 12/31/2014
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,862,641)	(73.2)%
Investments[1]	3,985,681	41.4
Advances	5,277,421	28.8
Mortgage loans, net	160,536	2.6
Derivative assets, net	18,608	56.4
Other assets	2,072	1.7
Total assets	$7,581,677	20.6%

Liabilities:
Deposits	$163,591	27.5%
Consolidated obligations, net	7,248,387	21.0
Derivative liabilities, net	(3,800)	(10.8)
Other liabilities	(82,986)	(42.1)
Total liabilities	7,325,192	20.8

Capital:
Capital stock outstanding	234,906	24.1
Retained earnings	24,649	3.9
Accumulated other comprehensive income (loss)	(3,070)	(19.3)
Total capital	256,485	16.2
Total liabilities and capital	$7,581,677	20.6%

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

Table 23 summarizes advances outstanding by product (dollar amounts in thousands):

Table 23

	12/31/2015		12/31/2014
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$8,464,599	36.1%	$5,349,579	29.5%
Regular adjustable rate advances	140,000	0.6	22,943	0.1
Adjustable rate callable advances	6,125,760	26.1	4,615,227	25.4
Customized advances:
Adjustable rate advances with embedded caps or floors	30,000	0.1	97,000	0.5
Standard housing and community development advances:
Adjustable rate callable advances	87,533	0.4	81,818	0.5
Total adjustable rate advances	14,847,892	63.3	10,166,567	56.0
Fixed rate:
Standard advance products:
Short-term fixed rate advances	408,126	1.7	67,052	0.4
Regular fixed rate advances	5,392,625	23.0	4,954,635	27.3
Fixed rate callable advances	75,445	0.3	85,445	0.5
Standard housing and community development advances:
Regular fixed rate advances	378,044	1.6	327,015	1.8
Fixed rate callable advances	2,000	—	2,000	—
Total fixed rate advances	6,256,240	26.6	5,436,147	30.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,472,842	6.3	1,586,242	8.7
Amortizing:
Standard advance products:
Fixed rate amortizing advances	429,440	1.8	452,517	2.5
Fixed rate callable amortizing advances	28,796	0.1	33,651	0.2
Standard housing and community development advances:
Fixed rate amortizing advances	431,251	1.9	458,644	2.5
Fixed rate callable amortizing advances	7,213	0.0	7,113	0.1
Total amortizing advances	896,700	3.8	951,925	5.3
TOTAL PAR VALUE	$23,473,674	100.0%	$18,140,881	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at December 31, 2015 and 2014. The 29.4 percent increase in advance par value (see Table 23) was due to a significant increase in our line of credit product as well as smaller increases in adjustable rate callable advances and short-term and regular fixed rate advances. The increase in our line of credit product was largely a result of efforts to promote the pricing advantages of advances when taking our dividend rates paid on member capital stock supporting advances into consideration. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to continue to increase as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview ” under this Item 7), but we cannot predict member demand for our advance products.

As of December 31, 2015 and 2014, 65.9 percent and 65.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced in the latter half of 2014 and during 2015 is a result of a smaller number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock, when and as requested. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what occurred during the latter half of 2014 and during 2015.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one‑ or three‑month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 84.7 percent and 84.1 percent of our total advance portfolio as of December 31, 2015 and 2014, respectively.

Our potential credit risk from advances is concentrated in commercial banks, thrift institutions and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 24 presents advances outstanding by borrower type (in thousands):

Table 24

	12/31/2015	12/31/2014
Member advances:
Commercial banks	$11,812,775	$8,507,046
Thrift institutions	7,010,208	6,136,072
Insurance companies	3,409,474	2,253,528
Credit unions	1,142,632	1,136,980
CDFI	2,400	1,500
Total member advances	23,377,489	18,035,126

Non-member advances:
Housing associates	77,505	61,805
Non-member borrowers[1]	18,680	43,950
Total non-member advances	96,185	105,755

TOTAL PAR VALUE	$23,473,674	$18,140,881

[1]	Includes former members that have merged into or were acquired by non-members.

Table 25 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 25

	12/31/2015		12/31/2014
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$4,800,000	20.5%	$2,103,400	11.6%
MidFirst Bank	3,779,000	16.1	2,736,500	15.1
Capitol Federal Savings Bank	2,475,000	10.5	2,575,000	14.2
Security Benefit Life Insurance Co.	1,081,500	4.6
United of Omaha Life Insurance Co.	735,909	3.1	591,818	3.2
American Fidelity Assurance Co.			521,500	2.9
TOTAL	$12,871,409	54.8%	$8,528,218	47.0%

Table 26 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	2015		2014
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$63,336	24.3%	$57,985	22.9%
American Fidelity Assurance Co.	17,154	6.6	17,867	7.1
MidFirst Bank	12,335	4.7	7,266	2.9
Bank of Oklahoma, NA	11,888	4.6
United of Omaha Life Insurance Co.	6,422	2.5	6,560	2.6
Security Benefit Life Insurance Co.			9,269	3.7
TOTAL	$111,135	42.7%	$98,947	39.2%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers was $143.3 million for 2015 and $121.6 million for 2014, net of interest receipts/(payments) on derivatives hedging advances of $(117.1) million in 2015 and $(131.1) million in 2014.

Table 11 presents the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2015, 2014, and 2013.

Prepayment Fees - Advances are priced based on our marginal cost of issuing matched-maturity funding while considering our related administrative and operating costs, pricing on other funding alternatives available to members, and desired profitability targets. Advances with a maturity or repricing period greater than three months that do not include call features that can be exercised at the option of the member generally incorporate a fee sufficient to make us financially indifferent should the borrower decide to prepay the advance.

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) facilitate residential housing finance; or (2) facilitate community lending that may also be secured by state and local government securities. Outstanding letters of credit balances totaled $2.8 billion and $2.6 billion as of December 31, 2015 and 2014, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2015 and 2014, which are noted in Table 24, represent less than one percent of total advance par values for each period presented.

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

The principal amount of new mortgage loans acquired and held on balance sheet from our PFIs during the year ended December 31, 2015 was $1.2 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 2.6 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2014 to December 31, 2015. Net mortgage loans as a percentage of total assets decreased from 16.9 percent as of December 31, 2014 to 14.4 percent as of December 31, 2015. Table 11 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2015, 2014, and 2013.

The primary factors that may influence future growth in mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2015.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFI participating in the MPF Xtra product. During 2014 and 2015 we had MPF Xtra loan volume of $131.4 million and $293.3 million, respectively.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. We discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs. During the first quarter of 2015, we received approval from the Finance Agency to offer participation interests in risk-sharing MPF loan pools to member institutions. When this product becomes available, it may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

The number of approved PFIs decreased from 281 as of December 31, 2014 to 279 as of December 31, 2015. During the year ended December 31, 2015, we purchased loans from 183 PFIs with no one PFI accounting for more than 5.5 percent of the total dollar volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2016 as we continue to educate our members about the improved execution and relative ease of use associated with the MPF Program. Table 27 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 27

	12/31/2015		12/31/2014
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$245,842	3.9%	$209,593	3.4%
Tulsa Teachers Credit Union	206,081	3.3	167,449	2.7
Mutual of Omaha Bank	194,606	3.1	246,851	4.0
SAC Federal Credit Union	146,228	2.3	135,909	2.2
Girard National Bank	120,846	1.9
Farmers Bank & Trust N.A.			122,898	2.0
TOTAL	$913,603	14.5%	$882,700	14.3%

Table 28 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 28

	2015	2014	2013	2012	2011
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$15,878	$20,045	$21,142	$25,139	$25,772
Loans past due 90 days or more and still accruing interest, UPB	7,637	6,367	8,290	7,798	11,397

Allowance for credit losses on mortgage loans:
Beginning balance	$4,550	$6,748	$5,416	$3,473	$2,911
Charge-offs/recoveries[2]	(669)	(583)	(594)	(553)	(496)
Provision (reversal) for mortgage loan losses	(1,909)	(1,615)	1,926	2,496	1,058
Ending balance	$1,972	$4,550	$6,748	$5,416	$3,473

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$1,017	$1,304	$1,372	$1,580	$1,669
Interest actually recognized in income during the period	(813)	(957)	(1,016)	(1,155)	(1,168)
Shortfall	$204	$347	$356	$425	$501

[1]
Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.4 million, $1.5 million, $1.5 million, $1.3 million, and $0.5 million as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that it would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was approximately one basis point or less for the periods ending December 31, 2015, 2014, 2013, 2012, and 2011.

The serious delinquency rate of the mortgage loan portfolio decreased from December 31, 2014 to December 31, 2015 (see Table 29). According to the December 31, 2015 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional residential mortgage loans 90 days or more past due was 1.4 percent. This is approximately seven times the level of seriously delinquent loans in our mortgage loan portfolio. Table 29 presents delinquency information for the unpaid principal of conventional mortgage loans (dollar amounts in thousands):

Table 29

	12/31/2015	12/31/2014
30 to 59 days delinquent and not in foreclosure	$38,015	$36,204
60 to 89 days delinquent and not in foreclosure	6,979	8,035
90 days or more delinquent and not in foreclosure[1]	9,787	10,838
In process of foreclosure[2]	3,644	6,182
Total conventional mortgage loans delinquent or in process of foreclosure	$58,425	$61,259

Real estate owned (carrying value)	$3,922	$4,628

Serious delinquency rate[3]	0.2%	0.3%

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

Two indications of credit quality are FICO scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 30 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 30

FICO Score[1]	12/31/2015	12/31/2014
< 620	0.8%	0.9%
620 to < 660	4.0	4.0
660 to < 700	11.9	11.3
700 to < 740	19.1	18.8
>= 740	64.2	65.0
	100.0%	100.0%

Weighted average	750	751

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. Table 31 provides LTV ratios at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 31

LTV	12/31/2015	12/31/2014
<= 60%	15.7%	16.6%
> 60% to 70%	14.4	14.5
> 70% to 80%	55.1	54.9
> 80% to 90%	7.9	7.5
> 90% to < 100%	6.9	6.5
	100.0%	100.0%

Weighted average	73.5%	73.1%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2015 and 2014. Table 32 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state:

Table 32

	12/31/2015	12/31/2014
Kansas	35.7%	34.8%
Nebraska	23.2	23.8
Oklahoma	15.7	15.0
Colorado	14.2	13.6
California	1.7	2.2
All other	9.5	10.6
TOTAL	100.0%	100.0%

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

If losses beyond our FLA layer are incurred for any given pool of conventional mortgage loans, they are then absorbed through a CE obligation of the PFI that sold the mortgage loans to us, limited to the remaining CE obligation (see Item 1 – “Business – Mortgage Loans” for additional information). For additional information regarding the layers of loss protection, see Note 7 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.” Table 33 presents the outstanding principal balance before charge-offs and average CE obligation by traditional MPF product for our residential mortgage loan portfolio (dollar amounts in thousands):

Table 33

	12/31/2015		12/31/2014
	Outstanding Balance	Average CE Obligation	Outstanding Balance	Average CE Obligation
MPF Original	$3,884,633	8.5%	$3,790,051	7.8%
MPF 125	1,653,559	5.9	1,535,897	5.0
MPF Plus[1,2]	71,073	4.6	97,511	4.4
MPF 100[2]	54,687	12.1	73,542	12.5
MPF Government	622,788		631,142
TOTAL PAR VALUE	$6,286,740		$6,128,143

[1]	Average CE obligation for MPF Plus loans represents SMI coverage obtained.

[2]	Product is currently inactive. See Table 1 under Item 1 – “Business – Mortgage Loans.”

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

The decrease in the allowance for credit losses during 2015 and the decrease in the allowance balance as a percent of UPB as of December 31, 2015 were primarily attributable to improvements in credit quality during the period, increases in property values, and a decline in the historical loss factor. The historical loss factor decreases as larger losses realized in older periods roll off or are offset by gains in more current periods in the historical average calculation. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 7 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased 41.4 percent from December 31, 2014 to December 31, 2015 largely due to an increase in reverse repurchase agreements and an increase in MBS. Increases in reverse repurchase agreements were due to our participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement programs. New counterparty relationships have also provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. Increases in MBS coincided with the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission assets ratio. At times during 2014, we did not reinvest MBS portfolio prepayments in new MBS because of the focus on our core mission assets ratio as well as our inability to purchase MBS at prices that would generate what we consider to be acceptable spreads. With the increase in our core mission assets, we were able to reinvest MBS prepayments and increase that portfolio during 2015 at what we consider to be acceptable spreads. Investment securities acquired are generally issued by GSEs and large financial institutions that we consider to be of investment quality. Consistent with Finance Agency guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, and meet other financial obligations such as debt servicing, consist primarily of reverse repurchase agreements, interest-bearing deposits, overnight Federal funds sold, term Federal funds sold, certificates of deposit, and commercial paper. The Bank Act and Finance Agency regulations and guidelines set liquidity requirements for us, and our board of directors has adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of financial market disruptions. See “Risk Management – Liquidity Risk Management” under this Item 7 for a discussion of our liquidity management.

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

Table 34

	12/31/2015	12/31/2014
Interest-bearing deposits	$100,000	$63
Federal funds sold	2,000,000	2,075,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,100,000	$2,075,063

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2015, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding government-sponsored enterprises) did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. We are in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of and for the year ended December 31, 2015.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of December 31, 2015, all unsecured term investments were rated as investment grade based on NRSROs (see Table 38).

Table 35 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2015 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 35

Domicile of Counterparty	Overnight
Domestic	$600,000
U.S. subsidiaries of foreign commercial banks	240,000
Total domestic and U.S. subsidiaries of foreign commercial banks	840,000
U.S. Branches and agency offices of foreign commercial banks:
Germany	360,000
Canada	350,000
Netherlands	350,000
Norway	200,000
Total U.S. Branches and agency offices of foreign commercial banks	1,260,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,100,000

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, Germany, Canada, Netherlands, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of GSE debentures, MBS, and state housing finance agency securities. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS/CMOs, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. GSE debentures are the other significant investment class that we hold in our long-term investment portfolio. The majority of our unsecured GSE debentures are fixed rate bonds, which are swapped from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income.

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of December 31, 2015, the amortized cost of our MBS/CMO portfolio represented 329 percent of our regulatory capital. As of December 31, 2015, we held $962.2 million of par value in MBS/CMOs in our trading portfolio and $498.9 million of par value in MBS/CMOs in our available-for-sale portfolio. The majority of the MBS/CMOs in both portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

We provide standby bond purchase agreements (SBPA) to two state HFAs within the Tenth District. We also provide SBPAs to one out-of-district HFA and have participation interests in SBPAs between another FHLBank and an HFA in its district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2015 expire no later than 2018 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.4 billion and $1.5 billion as of December 31, 2015 and 2014, respectively. We were not required to purchase any bonds under these agreements during 2015 or 2014. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. In the future, we may continue to acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized. We do not actively trade any of these securities with the intent of realizing gains; most often, they are held until maturity or call date.

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

Table 36

	12/31/2015	12/31/2014	12/31/2013
Trading securities:
Certificates of deposit	$—	$—	$260,009
U.S. Treasury obligations	—	25,016	25,012
GSE debentures	1,338,639	1,299,979	2,247,966
Mortgage-backed securities:
U.S. obligation MBS	801	963	1,090
GSE MBS	955,166	136,091	170,700
Total trading securities	2,294,606	1,462,049	2,704,777
Available-for-sale securities:
GSE MBS	495,063	—	—
Total available-for-sale securities	495,063	—	—
Held-to-maturity securities:
State or local housing agency obligations	111,655	126,105	63,472
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	47,234	57,562	68,977
GSE MBS	4,452,533	4,441,487	4,974,649
Private-label residential MBS	159,395	231,259	315,333
Home equity loan ABS	—	774	1,228
Total held-to-maturity securities	4,770,817	4,857,187	5,423,659
Total securities	7,560,486	6,319,236	8,128,436

Interest-bearing deposits	100,594	1,163	1,116

Federal funds sold	2,000,000	2,075,000	575,000

Securities purchased under agreements to resell	3,945,000	1,225,000	—
TOTAL INVESTMENTS	$13,606,080	$9,620,399	$8,704,552

The contractual maturities of our investments are summarized by security type in Table 37 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 37

	12/31/2015
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
GSE debentures	$661,269	$269,544	$407,826	$—	$1,338,639
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	801	801
GSE MBS	—	—	630,106	325,060	955,166
Total trading securities	661,269	269,544	1,037,932	325,861	2,294,606
Yield on trading securities	5.14%	4.42%	2.85%	2.68%
Available-for-sale securities:
GSE MBS	—	—	294,176	200,887	495,063
Total available-for-sale securities	—	—	294,176	200,887	495,063
Yield on available-for-sale securities	—%	—%	2.57%	2.98%
Held-to-maturity securities:
State or local housing agency obligations	—	3,260	12,375	96,020	111,655
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	47,234	47,234
GSE MBS	—	202,735	1,811,830	2,437,968	4,452,533
Private-label residential MBS	—	12,813	6,411	140,171	159,395
Total held-to-maturity securities	—	218,808	1,830,616	2,721,393	4,770,817
Yield on held-to-maturity securities	—%	1.65%	1.79%	1.67%

Total securities	661,269	488,352	3,162,724	3,248,141	7,560,486
Yield on total securities	5.14%	3.14%	2.21%	1.85%

Interest-bearing deposits	100,594	—	—	—	100,594

Federal funds sold	2,000,000	—	—	—	2,000,000

Securities purchased under agreements to resell	3,945,000	—	—	—	3,945,000
TOTAL INVESTMENTS	$6,706,863	$488,352	$3,162,724	$3,248,141	$13,606,080

Securities Ratings – Tables 38 and 39 present the carrying value of our investments by rating as of December 31, 2015 and 2014 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 38

	12/31/2015
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$594	$100,000	$—	$—	$—	$100,594

Federal funds sold[2]	—	500,000	1,500,000	—	—	—	2,000,000

Securities purchased under agreements to resell[3]	—	1,000,000	—	—	—	2,945,000	3,945,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,338,639	—	—	—	—	1,338,639
State or local housing agency obligations	69,280	30,000	12,375	—	—	—	111,655
Total non-mortgage-backed securities	69,280	1,368,639	12,375	—	—	—	1,450,294
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	48,035	—	—	—	—	48,035
GSE MBS	—	5,902,762	—	—	—	—	5,902,762
Private label residential MBS	—	2,531	11,907	52,661	92,244	52	159,395
Total mortgage-backed securities	—	5,953,328	11,907	52,661	92,244	52	6,110,192

TOTAL INVESTMENTS	$69,280	$8,822,561	$1,624,282	$52,661	$92,244	$2,945,052	$13,606,080

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.5 million at December 31, 2015.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 39

	12/31/2014
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$63	$1,100	$—	$—	$—	$—	$1,163

Federal funds sold[2]	—	—	2,075,000	—	—	—	2,075,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	1,225,000	1,225,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	25,016	—	—	—	—	25,016
GSE debentures	—	1,299,979	—	—	—	—	1,299,979
State or local housing agency obligations	81,955	30,000	—	14,150	—	—	126,105
Total non-mortgage-backed securities	81,955	1,354,995	—	14,150	—	—	1,451,100
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	58,525	—	—	—	—	58,525
GSE MBS	—	4,577,578	—	—	—	—	4,577,578
Private label residential MBS	—	6,161	6,879	84,013	134,141	65	231,259
Home equity loan ABS	—	—	—	—	534	240	774
Total mortgage-backed securities	—	4,642,264	6,879	84,013	134,675	305	4,868,136

TOTAL INVESTMENTS	$82,018	$5,998,359	$2,081,879	$98,163	$134,675	$1,225,305	$9,620,399

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.3 million at December 31, 2014.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2015.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS/ABS is less than one percent of total assets. We classify private-label MBS/ABS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 40 presents a summary of the UPB of private-label MBS/ABS by interest rate type and by type of collateral (in thousands):

Table 40

	12/31/2015			12/31/2014
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$16,223	$72,913	$89,136	$24,730	$92,710	$117,440
Alt-A	40,151	43,376	83,527	64,196	67,979	132,175
Total private-label residential MBS	56,374	116,289	172,663	88,926	160,689	249,615
Home equity loan ABS:
Subprime	—	—	—	—	2,707	2,707
TOTAL	$56,374	$116,289	$172,663	$88,926	$163,396	$252,322

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 41 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 41

12/31/2015
Private-label residential MBS:
UPB by credit rating:
Double-A	$2,538
Single-A	11,903
Triple-B	52,861
Double-B	38,856
Single-B	18,432
Triple-C	16,918
Double-C	10,855
Single-D	20,248
Unrated	52
TOTAL	$172,663

Amortized cost	$167,345
Gross unrealized losses	(8,854)
Fair value	160,555

OTTI:
Credit-related OTTI charge taken year-to-date	$826
Non-credit-related OTTI charge taken year-to-date	(545)
TOTAL	$281

Weighted average percentage of fair value to UPB	93.0%
Original weighted average credit support[1]	4.9
Weighted average credit support[1]	11.5
Weighted average collateral delinquency[2]	10.2

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 20 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 84 private-label MBS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment, but this evaluation has not ever determined any non-MBS securities to be impaired.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The stress case scenario is designed to provide an indication of the sensitivity of our private-label MBS to fluctuations in housing prices compared to our base case estimates. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario provide a measure of the credit losses that we might incur if home price fluctuations are more adverse than those projected as our best estimate in our OTTI assessment. OTTI related to credit loss under the hypothetical stress test scenario at December 31, 2015 would have been $0.3 million compared to $0.2 million recorded under the base case scenario.

Deposits: Total deposits increased 27.5 percent from December 31, 2014 to December 31, 2015, mostly due to an increase in overnight balances and demand deposits. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the extremely low interest rate environment, we have established a current floor of five basis points on demand deposits and ten basis points on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2016 if demand for loans at member institutions increases, if members continue to deleverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 42 presents the maturities for time deposits in denominations of $250,000 or more by remaining maturity (in thousands):

Table 42

	Remaining Maturity
	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
December 31, 2015	$18,400	$—	$—	$18,400

December 31, 2014	$29,400	$—	$—	$29,400

Table 43 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 43

	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$386,599	0.10%	$553,362	0.10%	$792,029	0.10%
Demand deposits	246,354	0.05	248,423	0.05	219,505	0.05

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans, and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has variable rates matching the asset index or utilize an interest rate swap to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR to fund short-term advances and money market investments, or as a liquidity risk management tool.

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

Total consolidated obligations increased 21.0 percent from December 31, 2014 to December 31, 2015 and the mix between discount notes and bonds changed over the period. Discount notes increased in both absolute balances and as a percentage of total consolidated obligations. Discount notes increased from 41.3 percent of total outstanding consolidated obligations as of December 31, 2014 to 52.3 percent as of December 31, 2015. Conversely, bonds decreased in absolute balances and as a percentage of total consolidated obligations outstanding. Bonds decreased from 58.7 percent of total outstanding consolidated obligations as of December 31, 2014 to 47.7 percent as of December 31, 2015. The increase in discount notes from December 31, 2014 to December 31, 2015 was primarily to fund the increase in short-term advances and our line of credit product (see this Item 7 - “Financial Condition – Advances”).

During 2015, especially in the second half of the year, consolidated obligation funding swapped or indexed to LIBOR became more expensive primarily due to the decline in the swap spreads caused by actions taken by foreign central banks to support their currencies and also due to heavy issuance of term corporate debt that is swapped to LIBOR. These conditions are expected to persist so we may intentionally choose to fund a larger portion of our balance sheet using discount notes during 2016, as long as the cost of funding with discount notes is below the cost of issuing swapped fixed rate bonds or variable rate bonds. For a discussion on yields and spreads, see Table 12 under this Item 7 - “Results of Operations.” We expect short-term interest rates to remain relatively low for the near term, and we anticipate being able to call some higher rate long-term debt in 2016. Refinancing debt usually increases costs in the month the calls are initiated due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the newly issued debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the replacement debt (conventionally not exceeding 30 days forward). For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2016 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

While we had stable access to funding markets during 2015, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

Borrowings with original maturities of one year or less are considered short-term. Table 44 summarizes short-term borrowings (dollar amounts in thousands):

Table 44

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds With Original Maturities of One Year or Less
	2015	2014	2013	2015	2014	2013
Outstanding at end of the period[1]	$21,821,045	$14,221,276	$10,890,528	$5,748,000	$2,780,000	$2,400,000
Weighted average rate at end of the period[2]	0.27%	0.08%	0.08%	0.30%	0.13%	0.12%
Daily average outstanding for the period[1]	$20,069,457	$12,157,140	$10,752,950	$4,137,392	$2,721,260	$1,513,699
Weighted average rate for the period[2]	0.10%	0.07%	0.08%	0.18%	0.12%	0.14%
Highest outstanding at any month-end[1]	$22,134,395	$16,471,814	$12,434,484	$6,623,000	$2,960,000	$2,400,000

[1]	Par Value

[2]	Computed based on par value and coupon/interest rate

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Derivative Clearing Organization (Clearinghouse) or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the OIS and LIBOR/Swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

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

The notional amount of total derivatives outstanding decreased by $1.8 billion from December 31, 2014 to December 31, 2015 primarily due to decreases in interest rate swaps hedging various structures of consolidated obligation bonds and interest rate caps hedging embedded caps in MBS, which were partially offset by the increase in interest rate swaps hedging consolidated obligation discount notes and interest rate swaps hedging fixed rate MBS. These changes correspond to the change in the mix of debt between bonds and discount notes, and composition changes in investments. For additional information regarding the types of derivative instruments and risks hedged, see Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock increased 24.1 percent from December 31, 2014 to December 31, 2015, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan. During 2014, the FHLBank reduced its activity-based stock purchase requirement for advances from 5.0 percent to 4.5 percent.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member no longer needs the same level of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member periodically throughout the year. In April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. Our current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 per member for Class A Common Stock remains in effect.

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

The increase in retained earnings from December 31, 2014 to December 31, 2015 is attributed to the net income for the year of $93.4 million, exceeding the $68.7 million payment of dividends in 2015. Dividends increased $22.5 million for the year ended December 31, 2014 to the year ended December 31, 2015 as a result of the changes to capital management policies enacted in 2014. The Board of Directors also believed that it was appropriate and prudent to continue to grow our retained earnings during periods when our earnings were strong, allowing us to pay an acceptable dividend on our members’ capital stock investments and also build retained earnings. Another factor is the JCE Agreement with the other FHLBanks effective February 28, 2011 that provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request to redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 45 as of December 31, 2015 and 2014 (dollar amounts in thousands):

Table 45

	2015		2014
	Count	Amount	Count	Amount
Commercial banks	636	$638,336	659	$487,866
Thrift institutions	31	337,899	32	296,582
Insurance companies	22	160,136	23	121,283
Credit unions	77	72,332	78	68,222
CDFIs	2	244	2	88
Total GAAP capital stock	768	1,208,947	794	974,041
Mandatorily redeemable capital stock	10	2,739	10	4,187
TOTAL REGULATORY CAPITAL STOCK	778	$1,211,686	804	$978,228

Following are highlights from our capital plan:

▪	Two classes of authorized stock - Class A Common Stock and Class B Common Stock;

▪	Both classes have $100 par value and both are defined as common stock;

▪
Class A Common Stock is required for membership. The membership or asset-based stock requirement is currently 0.1 percent of total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 5,000 shares ($500,000). The asset-based stock requirement is subject to change by our Board of Directors within ranges specified in the capital plan. The membership or asset-based stock requirement is initially calculated on the date of membership and then recalculated once a year, except in the case of mergers. Class A Common Stock, up to a member’s asset-based stock requirement, is used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member;

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

Required Class A Common Stock decreased from 17.6 percent of total required stock as of December 31, 2014 to 13.8 percent of total required stock as of December 31, 2015 (see Table 46) due to the increase in advances and the required activity-based capital stock as of December 31, 2015. Additionally, because of the change in the composition of our stock between the two classes, as well as the increase in the Class B dividend rate during the last half of 2014, the weighted average dividend rate increased to 5.26 percent for 2015 compared to 4.22 percent for 2014.

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to our members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 46 provides a summary of member capital requirements under our current capital plan as of December 31, 2015 and 2014 (in thousands):

Table 46

Requirement	12/31/2015	12/31/2014
Asset-based (Class A only)	$154,290	$154,304
Activity-based (additional Class B)[1]	960,538	723,450
Total Required Stock[2]	1,114,828	877,754
Excess Stock (Class A and B)	96,858	100,474
Total Stock[2]	$1,211,686	$978,228

Activity-based Requirements:
Advances[3]	$1,052,889	$813,778
AMA assets (mortgage loans)[4]	1,521	1,978
Total Activity-based Requirement	1,054,410	815,756
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	60,418	61,998
Total Required Stock[2]	$1,114,828	$877,754

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2015 and 2014.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to Finance Agency regulation and our capital plan (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of net income paid out as dividends. The significant fluctuations in the dividend payout ratios for recent year-ends (see Table 8 under Item 6 – “Selected Financial Data”) are primarily attributable to the changes in net income due to the volatility of net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities (see this Item 7 – “Results of Operations” for additional discussion).

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid for all of 2014 and 2015 and will continue to be effective until such time as it may be changed by our Board of Directors. With the current level of the overnight Federal funds target rate, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 47 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 47

Applicable Rate per Annum	12/31/2015	09/30/2015	06/30/2015	03/31/2015
Class A Common Stock	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00
Weighted Average[1]	5.31	5.29	5.22	5.19
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.16%	0.14%	0.13%	0.11%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 48 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 48

Applicable Rate per Annum	12/31/2014	09/30/2014	06/30/2014	03/31/2014
Class A Common Stock	1.00%	1.00%	1.00%	0.25%
Class B Common Stock	6.00	6.00	5.00	4.00
Weighted Average[1]	5.17	5.15	4.22	2.60
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.10%	0.09%	0.09%	0.07%
Spread to index	(1.00)%	(1.00)%	(1.00)%	(1.00)%
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

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

We expect to continue paying dividends primarily in the form of capital stock in 2016, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2015, 65.6 percent of our capital was capital stock, and 34.4 percent was retained earnings and AOCI. As of December 31, 2014, 61.4 percent of our capital was capital stock, and 38.6 percent was retained earnings and AOCI. We were in compliance with our minimum regulatory capital requirements as of December 31, 2015 as mentioned previously. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we otherwise treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

During the year ended December 31, 2015, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $14.1 billion and $309.0 billion, respectively, compared to $10.3 billion and $53.9 billion for the same period in 2014. The large increase between periods reflects the cumulative effect of using shorter term discount notes, primarily overnight discount notes, during 2015. We use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The increase in overnight discount note issuance correlated with the increased activity in our overnight investment in Federal funds sold and overnight investment in reverse repurchase agreements. We continued to issue shorter-term discount notes as well as swapped step-up, callable, and term fixed and floating rate consolidated obligation bonds to capture attractive funding, match repricing structures on advances and investments, and provide additional liquidity. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At December 31, 2015, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, increased $1.3 billion, from $6.1 billion as of December 31, 2014 to $7.4 billion as of December 31, 2015. The increase was due to balance sheet growth, which impacts required levels of liquidity. The composition of cash and short-term investments changed between periods due to greater ability to invest cash in reverse repurchase agreements as a result of participation in the Federal Reserve Bank of New York's overnight reverse repurchase agreement program beginning mid-2015. New counterparty relationships have also provided us with more options for utilizing reverse repurchase agreements for overnight investments during 2015. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures remained relatively flat at $1.3 billion in par value as of December 31, 2015 and 2014. We held GSE MBS with a par value of $962.2 million and $136.5 million as of December 31, 2015 and 2014, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the year ended December 31, 2015, advance disbursements totaled $98.5 billion compared to $64.6 billion for the same period in 2014. During the year ended December 31, 2015, investment purchases (excluding overnight investments) totaled $5.3 billion compared to $1.1 billion for the same period in 2014. During the year ended December 31, 2015, payments on consolidated obligation bonds and discount notes were $14.5 billion and $301.4 billion, respectively, compared to $10.2 billion and $50.5 billion for the same period in 2014, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using discount notes, including overnight discount notes, to fund the growth in short-term advances and our short-term liquidity portfolio.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the FHLBank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $4.8 billion as of December 31, 2015.

In addition to the liquidity measures described above, we are required by the Finance Agency to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements throughout 2015. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term investments. The weighted average remaining days to maturity of discount notes outstanding decreased to 37 days as of December 31, 2015 from 45 days as of December 31, 2014. A portion of this decrease was a result of the transition to two-month discount notes instead of three-month discount notes. The use of shorter term discount notes correlates with the significant increase in our line of credit advance product, and was a strategic shift to reduce the amount and cost of liquidity. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 4 days and 2 days as of December 31, 2015 and December 31, 2014, respectively, because we primarily held short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio decreased from 43 days on December 31, 2014 to 33 days on December 31, 2015 as a result of our transition to using two-month discount notes instead of three-month discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will increase our cost of funds and reduce our net interest income.

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

Contractual Obligations: Table 49 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2015 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 49

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$19,823,795	$9,276,390	$4,078,055	$1,831,850	$4,637,500
Operating leases	347	78	162	107	—
Commitments to fund mortgage loans	66,045	66,045	—	—	—
Advance commitments	129,423	104,473	24,950	—	—
Expected future pension benefit payments	13,119	295	828	1,215	10,781
Mandatorily redeemable capital stock	2,739	2,541	2	196	—
TOTAL	$20,035,468	$9,449,822	$4,103,997	$1,833,368	$4,648,281

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

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all inherent significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. ERM is a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across the FHLBank. It is designed to identify potential events that may affect us, manage risk within our Risk Appetite Statement and provide reasonable assurance regarding the achievement of objectives in the following categories: (1) Strategic - strategic initiatives and objectives that align with our mission, vision, and core values; (2) Operations - effective and efficient use of our resources to achieve basic business objectives, including performance and profitability goals and safeguarding of resources; (3) Reporting - reliability of reporting, including filings with the SEC, interim and condensed financial statements and selected financial data derived from such statements, such as earnings releases reported publicly and other FHLBank financial information posted on our website or provided to the Office of Finance in connection with the FHLBank System Combined Financial Reports; and (4) Compliance - complying with laws and regulations to which we are subject. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

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

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other risk management strategies that might be implemented to better ensure alignment with our desired residual risk profile; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived residual risk. These risk assessment workshops have resulted in the development of risk strategies and action plans in an effort to enhance the risk management practices throughout the FHLBank. The results of these activities are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the Risk Oversight Committee of the Board of Directors.

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach in order to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 20 business unit risk assessments were completed in 2015 addressing 125 key processes throughout the FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. The outcomes of these business unit risk assessments are linked to the entity level risk assessment workshop results to ensure consistency between the top down and bottom up approaches and to ensure that no risks are overlooked.

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

Credit Risk Management: Credit risk is defined as the potential that a borrower or counterparty will fail to meet its financial obligations in accordance with agreed terms. We manage credit risk by following established policies, evaluating the creditworthiness of our counterparties, and utilizing collateral agreements and settlement netting for derivative transactions where enforceability of the legal right of offset has been determined. The most important step in the management of credit risk is the initial decision to extend credit. Continuous monitoring of counterparties is completed for all areas where we are exposed to credit risk, whether that is through lending, investing or derivative activities.

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

Table 50 presents the UPB and maximum coverage outstanding with the top five third-party primary mortgage insurers and all others for seriously delinquent loans as of December 31, 2015 (in thousands):

Table 50

Insurance Provider	Credit Rating[1]	Unpaid Principal Balance[2]	Maximum Coverage Outstanding[3]
Mortgage Guaranty Insurance Co.	Double-B	$1,512	$402
Genworth Mortgage Insurance Corp.	Double-B	1,286	390
Republic Mortgage Insurance Co.	No Rating	475	148
Radian Guaranty Inc.	Double-B	188	74
United Guaranty Residential Insurance Co.	Triple-B	171	57
All others[4]		9,799	71
TOTAL		$13,431	$1,142

[1]	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of December 31, 2015.

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

[4]	Includes the UPB of all remaining seriously delinquent loans as of December 31, 2015 regardless of whether or not there is third-party PMI.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs, CMOs securitized by GSEs, private-issue MBS/ABS rated triple-A at the time of purchase, and CMOs securitized by whole loans. Approximately 96 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. All of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 41), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of four securities that have experienced immaterial cash flow shortfalls. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We generally require collateral on uncleared derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2015.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2015.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there are defaults, minus the value of any related collateral posted to satisfy the initial margin (if required) and the variation margin. Our derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a clearing agent and to protect the clearing agent against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. Although the initial margin requirement should decrease over time as the duration and market volatility decrease, it remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.

Tables 51 and 52 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 51

12/31/2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$250,000	$53	$—	$53
Single-A	1,832,154	26,512	22,004	4,508
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	2,803,762	(53,857)	(58,156)	4,299
Cleared derivatives[2]	5,977,132	(51,148)	(93,808)	42,660
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$10,863,048	$(78,440)	$(129,960)	$51,520

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

Table 52

12/31/2014
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$3,949,300	$36,459	$29,417	$7,042
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	2,245,492	(38,018)	(40,913)	2,895
Cleared derivatives[2]	3,327,371	(45,146)	(68,046)	22,900
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,522,163	$(46,705)	$(79,542)	$32,837

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. Unsecured credit exposure continues to be cautiously placed, with non-derivatives exposure concentrated in the United States, Canada, Germany, Netherlands and the Nordic countries.

Table 53 presents the total fair value of cross-border outstandings to countries in which we do business as of December 31, 2015 (dollar amounts in thousands). No individual country amounted to one percent or more of our total assets.

Table 53

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$1,260,000	2.8%

Derivative assets:
Net exposure at fair value	(51,835)
Cash collateral held	57,855
Net exposure after cash collateral	6,020	—

TOTAL	$1,266,020	2.8%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2015 were $1.1 billion (Canada, Netherlands, and Germany).

[2]	Consists solely of overnight Federal funds sold.

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
__________

[1]
Represents other foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2014 were $1.2 billion (Germany, Norway, Netherlands, and United Kingdom).

[2]	Consists solely of overnight Federal funds sold.

Table 55 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2013 (dollar amounts in thousands):

Table 55

	Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$375,000	1.1%	$200,000	0.6%	$575,000	1.7%

Trading securities[3]	—	—	150,005	0.4	150,005	0.4

Derivative assets:
Net exposure at fair value	—		13,833		13,833
Cash collateral held	—		(9,668)		(9,668)
Net exposure after cash collateral	—	—	4,165	—	4,165	—

TOTAL	$375,000	1.1%	$354,170	1.0%	$729,170	2.1%
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

Finance Agency regulations require us at all times to have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 56 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2015 and 2014 (in thousands):

Table 56

	12/31/2015	12/31/2014
Liquid assets[1]	$2,682,668	$4,620,236
Total qualifying deposits	759,366	595,775
Excess liquid assets over requirement	$1,923,302	$4,024,461

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

Table 57 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated March 8, 2016 (in thousands):

Table 57

03/08/2016
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$2,808,033
Self-liquidating assets with a maturity of 7 days or less	2,192,857
Assets that are generally accepted as collateral in the repurchase agreement market	3,559,573
Irrevocable lines of credit	—
Total Sources	8,560,463
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	137,890
100 percent of Federal funds purchased maturing within one week	—
100 percent of consolidated obligations and other borrowings maturing within one week	5,646,290
Less 100 percent of consolidated obligations settling within one week	—
100 percent of consolidated obligations expected to be called within one week	20,000
100 percent of consolidated obligations amortization within one week	—
Total Uses	5,804,180
EXCESS CONTINGENCY LIQUIDITY	$2,756,283

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

In 2015, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP at all times during 2015.

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

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and GSE securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements at all times during 2015.

We generally maintained stable access to the capital markets throughout 2015. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed the appropriate documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for uncleared derivative transactions and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers.

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

Uncleared derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, generally have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with uncleared derivative counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that we or the counterparty are willing to accept for a given rating level determined by the NRSROs. In certain cases, however, we have entered into bilateral security agreements with non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized (i.e., $0 threshold, meaning all exposures are collateralized). The maximum threshold amount of unsecured credit risk exposure for each rating level for agreements with two-way bilateral triggers based on ratings is defined in Table 58:

Table 58

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or an uncleared derivative counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, a margin call is promptly issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The collateral posted by our uncleared derivative counterparties as of December 31, 2015 and 2014 was in the form of cash. Recently issued rules will subject us to a mandatory two-way initial margin requirement and daily variation margin exchange between uncleared derivative counterparties. The rules specify the types of collateral that may be posted or collected as initial or variation margin and sets forth haircuts for certain collateral asset classes. Collateral must be posted to a third-party custodian and cannot be rehypothecated. Accordingly, when these requirements become effective beginning in 2017, we expect the cost of engaging in uncleared derivatives to increase. For additional information regarding recently adopted final rules relating to margin requirements for uncleared derivatives, see Item 1 – Business – Legislative and Regulatory Developments. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

The amount of collateral that we must post for uncleared derivative transactions is determined by the market value of the transactions and our credit rating. In August 2011, our rating was downgraded from AAA to AA+, and as a result we had to increase our collateral requirements. We had sufficient liquidity to satisfy this change and believe that our liquidity position is such that we could accommodate additional collateral requirements associated with potential further credit downgrades.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2015 and 2014, we were a party to, or participated in, 29 and 27 SBPAs, respectively, in which our aggregate principal and interest commitments were $1.4 billion and $1.5 billion, respectively.

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

The Finance Agency published an amended stress test rule in the Federal Register on November 24, 2015 (effective January 1, 2016) to align with the Federal Reserve’s established schedules for Comprehensive Capital Analysis and Review (CCAR) institutions. The final rule amends the stress testing regulation as follows: (1) moves the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year; (2) requires the Finance Agency to provide the scenarios no later than 30 days after the Federal Reserve Board publishes its scenarios (expanded from the current 15 days); (3) requires stress tests be completed based on December 31 data (rather than the current requirement of September 30 data); (4) reports on the stress tests will be due by August 31 of each year (as opposed to April 30); and (5) the FHLBanks will be required to publicly disclose a summary of the severely adverse scenario between November 15 and November 30 (as opposed to July 15-July 30). Our stress test results for the severely adverse scenario were posted to our public website as required under the Finance Agency rule on July 23, 2015.

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

Operations Risk Management: Operations risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events. A number of strategies are used to mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

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

Systems Malfunctions and Information Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated future projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) cyber security threats and/or other information security risks are identified, monitored, assessed, and appropriately managed or mitigated through the FHLBank's enterprise information security program.

Man-made or Natural Disasters - Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where the operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer equipment, information, supplies, and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted utilizing the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated weekly through our human resource information system. We also have a reciprocal back-up agreement in place with FHLBank of Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank of Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank of Boston’s members. We complete an annual test of this agreement with FHLBank of Boston to ensure the process and related systems are functioning properly. Since 1999, the FHLBank maintained a funds transfer contingency agreement with the FHLBank of Seattle, which authorized either FHLBank to process wire transfers for the other during a contingency situation. With the merger between the FHLBanks of Seattle and Des Moines effective May 31, 2015, FHLBank Topeka entered into a new wire services bilateral agreement with the FHLBank of Boston effective May 29, 2015. FHLBank Topeka’s Wire Services and Legal departments worked with the FHLBank of Boston to conduct testing of the newly activated Funds Transfer Contingency agreement (successfully completed on June 12, 2015) and also terminated the original agreement with the FHLBank of Seattle.

Internal or External Fraud - Our Anti-Fraud Policy, which includes our Whistleblower Procedures, along with our Anti-Money Laundering Policy, forms the foundation of our Fraud Awareness Program. Our Fraud Awareness Program establishes our methodology and framework for preventing, detecting, deterring, reporting, remediating, and punishing suspicious activities, money laundering activities, fraud activities, dishonest activities, and violations of the Code of Ethics and other fraudulent activities that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations, or violations of the Commodity Exchange Act and relevant implementing regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. We are committed to achieving compliance with all applicable securities laws and regulations, the Commodity Exchange Act and relevant implementing regulations, accounting standards, accounting controls and audit practices. Decisions to prosecute or refer fraud investigation results to the appropriate law enforcement and/or regulatory agencies for independent investigation shall be made in conjunction with legal counsel and appropriate senior management, as will final decisions on disposition of the case.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Item 8 – "Financial Statements and Supplementary Data" for a discussion of recently issued accounting standards.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2015. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 59 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 59

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2015	2.0	1.0	2.0
09/30/2015	1.9	1.2	0.9
06/30/2015	1.7	0.6	0.2
03/31/2015	1.6	-0.1	1.1
12/31/2014	1.8	-0.9	1.8
09/30/2014	1.3	-0.7	1.4
06/30/2014	2.3	-0.2	1.3
03/31/2014	2.7	0.1	0.4

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2015 increased in all interest rate shock scenarios from December 31, 2014. The primary factors contributing to these net changes in duration during the period were: (1) the increase in interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period, including decreasing prepayment projections based on the increase in interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods as conditions permitted and the significant issuance of discount notes funding the growth in short-term advances.

The increase in longer-term interest rates during 2015 is generally to lengthen the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in long-term interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, higher interest rates indicate a relative decline in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio increased in net outstanding balance, yet the portfolio actually decreased slightly as an overall percentage of total assets as the balance sheet expanded, decreasing from 16.9 percent of total assets as of December 31, 2014 to 14.4 percent as of December 31, 2015. Even with this weighting decrease, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. For example, as the absolute unpaid balance of the mortgage loan portfolio increased during 2015 and became a smaller percentage of assets, the actual market value of the portfolio decreased in response to the increase in interest rates and became a smaller percentage of the overall market value of our assets. This decrease in market value is expected behavior since fixed rate portfolios exhibit price declines as interest rates increase and reflects the traditional inverse price to yield relationship. In addition, since the mortgage loan portfolio continues to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when our advance balances increase, as they did during 2015, our mortgage loan portfolio effectively decreases as a proportion of our total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a somewhat smaller contribution impact to the overall DOE since DOE is a market value weighted measurement. With the absolute growth in the mortgage loan portfolio during the period, and with the associated long-term interest rate increase, the mortgage loan portfolio actually decreased slightly as a percentage of the market value of the net balance sheet, causing the DOE profile to have a partially muted impact from the mortgage loan duration profile.

Further, with the increase in rates decreasing projected prepayments and lengthening the overall duration profile for our mortgage loan portfolio, the absolute impact to our DOE was a net increase since the weighting and the absolute duration profile of the portfolio remains a sizable asset category as mentioned previously. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our market risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New mortgage loans were continually added to the mortgage loan portfolio to replace mortgage loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our established risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, a continued calling and reissuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) favorably positioned us for potential declines in the interest rate environment. Generally, the call of higher rate callable bonds and reissuance of these bonds when interest rates are lower generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal.

Even though long-term interest rates increased during the period, we continued to experience prepayments of the fixed rate mortgage loan portfolio. As interest rates fluctuated during the period, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to refinance a measured amount of our liabilities throughout 2015. While the overall increase in long-term interest rates during 2015 typically causes the duration profile of the existing portfolio of unswapped callable bonds to lengthen, the portfolio actually shortened slightly as the option values trended more out-of-the-money based on a decline in implied volatility for this portfolio. With the decline in volatility the options became less valuable and generally lowered the convexity profile of the portfolio. In other words, the options were further out-of-the-money and less sensitive to interest rate changes and provided less liability duration overall leading to an overall increase, or more positive, net DOE. In addition, the portfolio became a smaller percentage of the balance sheet based on the increased issuance of discount notes in response to the growth in short-term advances and associated capital stock activity. This discount note increase naturally diluted the percentage of outstanding unswapped callable bonds and reduced the weighting of this portfolio as an overall percentage of liabilities. As discussed previously, a portfolio weighting change can alter the impact of a portfolio's overall contribution to net DOE and in this case, the unswapped callable bonds reduced weighting led to a smaller contribution to DOE generating a more asset sensitive DOE. Further, this liability behavior is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates in certain shock scenarios. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance of callable bonds in relation to the mortgage portfolios is discussed in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE increase in all interest rate shock scenarios.

In addition, we purchased $2.5 billion of GSE MBS/CMOs throughout the year as allowable according to Finance Agency regulations. The variable rate GSE MBS purchased were without embedded interest rate caps. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio. The relationship of the variable rate GSE MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We did not purchase additional interest rate caps during 2015.

We generally purchase interest rate caps to offset the impact of embedded caps in variable rate GSE MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in GSE variable rate CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within our established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased interest rate caps, but also the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the adjustable rate MBS/CMOs.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price generally increases at a slower pace as interest rates decline. When an instrument’s convexity profile approaches zero, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile moves further from zero, the duration profile is steepening and is changing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. Additionally, all of our mortgage loans are fixed rate, so they have negative convexity as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity (interest rate caps) and callable liabilities that have negative convexity (unswapped callable bonds), which offset some or all of the negative convexity risk in our assets. With the changes in current capital market conditions, the extremely low level of interest rates and the general shape of the yield curve, all of which make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

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

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, the Board-approved approach is implemented by management to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2015, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.5 month and -0.6 months for December 31, 2015 and 2014, respectively. Again, as discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 60 presents MVE as a percent of TRCS. As of December 31, 2015, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. We lowered our activity-based capital stock requirements for: (1) AMA from 2.0 percent to zero during the third quarter of 2013; and (2) advances from 5.0 percent to 4.5 percent during the second quarter of 2014. After each of these changes, we exercised significant repurchases of excess capital stock and began purchasing excess capital stock on a monthly basis after the 2014 change. Each of these changes coupled with the excess capital stock repurchase inherently increased our ratio of MVE to TRCS as the capital level declined. However, during the third quarter of 2014 and throughout most of 2015, as advance balances increased and the associated capital levels increased in response, the ratio declined since the new advances were primarily short-term with market values at or near par. The increase during the fourth quarter of 2014 was the result of members repaying advances late in the quarter and the associated decrease in required capital stock due to the decrease in advances. These events prompted the repurchase of excess capital stock and primarily generated the increase in MVE/TRCS ratios in all scenarios at December 31, 2014. The impact of the changing capital levels continues to be a significant contributor of the recent changes in the ratios in all interest rate scenarios in the table below.

Table 60

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2015	168	171	177
09/30/2015	165	168	172
06/30/2015	168	169	174
03/31/2015	188	186	190
12/31/2014	196	196	202
09/30/2014	181	180	188
06/30/2014	200	199	210
03/31/2014	166	171	178

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

Tables 61 and 62 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 61

12/31/2015
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,099,956	$(62,746)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(634)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,470,842	(57,377)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	60,000	(94)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	129,423	(1,708)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,254,820	(55,350)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	854,338	(21,731)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	498,948	(4,259)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,922,800	5,789
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	66,045	7
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	648,779	531
Fixed rate non-callable consolidated obligation discount notes with tenors of less than six months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	249,693	133
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,659,820	49,959
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	780,000	2,607
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(1,402)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	895,000	(1,404)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	800,000	(701)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	8,000	—
TOTAL				$16,554,464	$(148,380)

Table 62

12/31/2014
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,364,464	$(84,174)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	76,000	(393)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,584,242	(92,887)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	187,000	(956)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	32,796	(662)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	961,820	(82,875)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	4,044,800	9,948
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	53,004	138
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,166,000	73,628
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,430,000	7,501
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	122,000	(1,878)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,830,000	(10,216)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	1,455,000	770
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	46,000	—
TOTAL				$18,353,126	$(182,056)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-69 of this Form 10‑K.

Audited Financial Statements

Tables 63 and 64 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2015 and 2014 (in thousands):

Table 63

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$127,425	$119,202	$110,229	$108,574
Interest expense	63,229	57,482	53,079	51,960
Net interest income	64,196	61,720	57,150	56,614
(Reversal) provision for credit losses on mortgage loans	283	(398)	(992)	(802)
Net interest income after mortgage loan loss provision	63,913	62,118	58,142	57,416
Other non-interest income (loss)	(27,080)	(30,256)	(13,537)	(9,216)
Other non-interest expense	13,862	15,187	15,093	13,620
Assessments	2,298	1,669	2,952	3,459
NET INCOME	$20,673	$15,006	$26,560	$31,121

Table 64

	2014
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$109,438	$107,035	$105,967	$105,861
Interest expense	51,638	50,463	49,668	51,367
Net interest income	57,800	56,572	56,299	54,494
Provision (reversal) for credit losses on mortgage loans	117	82	(2,109)	295
Net interest income after mortgage loan loss provision	57,683	56,490	58,408	54,199
Other non-interest income (loss)	(15,219)	(10,805)	(13,153)	(16,673)
Other non-interest expense	12,981	13,880	13,498	12,784
Assessments	2,950	3,181	3,177	2,475
NET INCOME	$26,533	$28,624	$28,580	$22,267

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm with respect to the FHLBank’s internal control over financial reporting are included under Item 8 – “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the last fiscal quarter of the fiscal year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

Director Resignation and Election.
On March 4, 2016, Thomas H. Olson, Jr., a member director representing the state of Colorado, advised FHLBank that he was resigning from the Board of Directors, effective on that same date. In connection with his resignation, Mr. Olson did not express any disagreement on any matter relating to FHLBank’s operations, policies or practices. The term of the member directorship previously held by Mr. Olson was set to expire on December 31, 2016.

On March 9, 2016, the Board of Directors elected Mr. Olson to the Board of Directors to fill the unexpired term of office of the vacant member directorship in the state of Nebraska. Mr. Olson’s term began immediately and will expire on December 31, 2018. As discussed further in Item 10, Mr. Olson will serve on the same committees and in the same capacity as he served as a member director representing the state of Colorado, which included the Audit and Housing & Governance committees. Mr. Olson will be compensated in accordance with FHLBank’s Board of Directors Compensation Policy, further described in Item 11.

The election of Mr. Olson took place in accordance with the rules governing the election of Federal Home Loan Bank directors specified in the Bank Act and the related regulations of the Finance Agency.

Amendments to Bylaws.
On March 9, 2016, the Board of Directors of the FHLBank approved and adopted certain amendments to its amended and restated bylaws (Bylaws), which became effective on that same date. The amendments are intended to comply with the Finance Agency’s final rule on Responsibilities of Boards of Directors, Corporate Practices and Corporate Governance Matters, published in the Federal Register on November 19, 2015 and effective December 21, 2015 (Corporate Governance Rule). Among other things, the Corporate Governance Rule requires each Federal Home Loan Bank to designate in its bylaws a body of law to follow for its corporate governance and indemnification practices and procedures.

Pursuant to FHLBank’s amendments to the Bylaws, FHLBank elected to follow the corporate governance and indemnification practices and procedures set forth in the Delaware General Corporation Law. Conforming adjustments to align the Bylaws with Delaware law were made to existing provisions contained in the Bylaws pertaining to the indemnification of directors and officers and director liability. Further, apart from matters pertaining to the Corporate Governance Rule, various ministerial, technical and conforming changes were made throughout the Bylaws.

The foregoing summary of the amendments to the Bylaws is qualified in its entirety by reference to the text of the amended and restated Bylaws, which is attached hereto as Exhibit 3.2, and a marked copy of the amended and restated Bylaws, reflecting the amendments, attached hereto as Exhibit 99.3.

Amendments to the Executive Incentive Compensation Plan.
Executive Incentive Compensation Plan: On December 18, 2015, the Board of Directors of the FHLBank, subject to the authority of the Director of the Finance Agency to prohibit compensation that is not reasonable and comparable to the compensation paid to executives in other similar businesses involving similar duties and responsibilities, adopted revisions to the FHLBank’s Executive Incentive Compensation Plan (EICP). The revisions did not become effective until the Finance Agency issued a notice of non-objection to the FHLBank, which occurred on March 4, 2016.

The EICP, which initially became effective on January 1, 2012, is a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives by the FHLBank and by eligible key employees (Participants) during Performance Periods. The EICP provides Participants the opportunity to earn incentive compensation awards based on the FHLBank’s achievement of certain financial goals established by the Board of Directors. All capitalized terms used in this disclosure pertaining to the amendments to the EICP that are not otherwise defined herein shall have the meaning attributed to such term in the EICP, which is attached hereto as Exhibit 10.6. For more information regarding the EICP, see “Item 11 - Executive Compensation.”

The amendments to the EICP primarily clarify the calculation of the Total Base Opportunity in Section 2.1.21 of the EICP and remove unnecessary language in Section 6.3(c), which is addressed elsewhere in the EICP and relates to the forfeiture of vested and unvested Cash Incentive or Deferred Incentive.

The foregoing summary of EICP and the amendments to the EICP are qualified in their entirety by reference to the text of the EICP, which is attached hereto as Exhibit 10.6.

2016 EICP Targets: In addition to the revisions to the EICP, on December 18, 2015, the Board of Directors adopted Performance Measures pursuant to the EICP for the 2016 Base Performance Period and the 2017-2019 Deferral Performance Period (the 2016 EICP Targets Document), subject to the authority of the Director of the Finance Agency to prohibit compensation that is not reasonable and comparable to the compensation paid to executives in other similar businesses involving similar duties and responsibilities. For more information regarding the Performance Measures, see “Item 11 - Executive Compensation.”

The 2016 EICP Targets Document establishes three levels of participation by Participants based on the Participant’s position and responsibility as set forth in the 2016 EICP Targets Document. The Total Base Opportunity for the three levels of participation is as follows:

Table 65

Participant	Total Base Opportunity
	Threshold	Target	Optimum
Level 1
CEO	40.0%	80.0%	120.0%
Level 2
COO	35.0	70.0	105.0
Level 3
CRO	27.5	55.0	82.5
General Counsel	27.5	55.0	82.5
CFO	27.5	55.0	82.5

In the event the FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the 2016 EICP Targets Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary.

The 2016 EICP Targets Document establishes separate metrics for the Base Performance Period Metrics and the Deferral Performance Period Metrics. The Base Performance Period Metrics are measured by the results achieved in attaining specified performance levels in the following six areas, which are weighted as follows for each of the Participants:

Table 66

Objective	CEO/COO/CFO	CRO	General Counsel
Adjusted Return Spread on Total Regulatory Capital	20%	10%	15%
Net Income after Capital Charge	20	10	15
Retained Earnings	10	10	10
Core Mission Assets Ratio	10	10	10
Risk Management - Market, Credit and Liquidity Risks	20	30	25
Risk Management - Compliance, Business and Operations Risks	20	30	25
Total	100%	100%	100%

The Deferral Performance Period is the three-year period over which the FHLBank’s performance is measured based on parameters set forth in the 2016 EICP Targets Document and during which a Deferred Incentive can be earned. The Deferred Incentive means 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period and is subject to adjustment based on the extent of achievement of the Performance Measures during the Deferral Performance Period. In order for Participants to be eligible to receive a Final Deferred Incentive Award for the 2017-2019 Deferral Performance Period, the FHLBank must have an MVE of not less than 100 percent of the FHLBank’s TRCS outstanding (as defined in the FHLBank’s RMP), as of the last day of the Deferral Performance Period. Upon determining the FHLBank has achieved this minimum requirement, the calculation of the Final Deferred Incentive Award amounts is measured by evaluating the following:

Table 67

	Threshold	Target	Optimum
Total Return:	10/11 or 11/11 vs. FHLBanks	5/11 vs. FHLBanks	2/11 or 1/11 vs. FHLBanks
Deferred Incentive	$	$	$
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

MVE / Total Regulatory Capital (TRC):	10/11 or 11/11 vs. FHLBanks	5/11 vs. FHLBanks	2/11 or 1/11 vs. FHLBanks
Deferred Incentive	$	$	$
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

Final Deferred Incentive Award (Dollar Value for Total Return + Dollar Value for MVE/TRC)	$	$	$

Total awards payable under the EICP are not determinable at this time.

The foregoing summary of the 2016 EICP Targets document is qualified in its entirety by reference to the text of the 2016 EICP Targets Document, which is attached hereto as Exhibit 10.16.

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 68 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 68

Executive Officer	Age	Position Held
Andrew J. Jetter	60	President/Chief Executive Officer
David S. Fisher	59	SEVP/Chief Operating Officer
Mark E. Yardley	60	EVP/Chief Risk Officer
Sonia R. Betsworth	54	SVP/Chief Credit Officer
Denise L. Cauthon	52	SVP/Chief Accounting Officer
Patrick C. Doran	54	SVP/General Counsel/Chief Compliance Officer/Corporate Secretary
Joe B. Edwards	59	SVP/Chief Information Officer
Dan J. Hess	50	SVP/Chief Business Officer
Thomas E. Millburn	45	SVP/Chief Internal Audit Officer
William W. Osborn	50	SVP/Chief Financial Officer
Terence C. Wise	63	SVP/Director of Strategic Planning and Development

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Internal Audit Officer and Chief Risk Officer (CRO), may be removed from office or discharged by the Board of Directors or the President and CEO with or without cause. The Chief Internal Audit Officer may be removed from office, with or without cause, only with the approval of the Audit Committee. The CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

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

Denise L. Cauthon became Senior Vice President and Chief Accounting Officer (CAO) in December 2010. Ms. Cauthon served as First Vice President and CAO from May to November 2010, First Vice President and Controller from March 2007 to April 2010, and Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

Patrick C. Doran became Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of the FHLBank in December 2015. He served as Senior Vice President, General Counsel and Corporate Secretary from May 2004 to December 2015.

Joe B. Edwards became Senior Vice President and Chief Information Officer (CIO) in July 2013. Prior to joining the FHLBank, Mr. Edwards was Senior Vice President and CIO at ACE Cash Express, Inc., a multi-unit retailer of financial services, where he was responsible for IT development, operations, business intelligence and call center operations from January 1998 through his retirement in December 2012.

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

William W. Osborn became Senior Vice President and CFO in June 2010. Mr. Osborn joined the FHLBank in May 2006 as Director of Product Profitability and Pricing. He was promoted to Director of Banking Strategies in January 2008, to First Vice President in April 2008 and to Senior Vice President in April 2009.

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

Directors
The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Finance Agency, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. The most recent designation from the Finance Agency resulted in no change to the size of our board, which is to consist of 17 directors in 2016, 10 of whom are to be member directors and 7 of whom are independent directors. One member directorship in the state of Colorado is currently vacant. Under the Finance Agency regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

Member directorships are designated to each of the four states in our district and each of our members is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. To qualify as a nominee for a member directorship, a nominee must be an officer or director of a member located in the state to which the director of the Finance Agency has allocated the directorship, and such member must meet all minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator. Member directors are nominated by members located in the state to which the member directorship is assigned, based on a determination by the nominating institution that the nominee possesses the applicable experience, qualifications, attributes and skills to qualify the nominee to serve as an FHLBank director, without any participation from our Board of Directors. Following the nomination process, a member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of capital stock that were required to be held by all members in that state as of the record date for voting.

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

As of the date of this annual report on Form 10-K, we have 16 directors, 9 of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and seven of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act). We currently have one vacant directorship in the state of Colorado.

On November 3, 2015, we declared elected Holly Easterling as an independent director and Michael B. Jacobson as a member director from the state of Nebraska, as reported in our current report on Form 8-K filed with the SEC on November 3, 2015. Additionally, on September 21, 2015, FHLBank filed a Current Report on Form 8-K announcing that G. Bridger Cox, from the state of Oklahoma, and Bruce A. Schriefer, from the state of Kansas, were deemed elected as member directors of FHLBank’s Board of Directors. Each of the directors will serve four-year terms commencing as of January 1, 2016 and expiring on December 31, 2019.

Table 69 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 69

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Milroy A. Alexander	66	Independent	January 2015	December 2016	(a), (b), (e)
Robert E. Caldwell, II	45	Independent	January 2004	December 2018	(b), (c) Vice Chair, (e) Chair, (f)
G. Bridger Cox	63	Member	January 2011	December 2019	(b), (c) Chair
Holly Easterling	52	Independent	January 2016	December 2019	(a), (f)
James R. Hamby	64	Member	January 2007	December 2017	(a), (c), (f) Chair
Andrew C. Hove, Jr.	81	Independent	April 2007	December 2017	(d), (e), (f)
Michael B. Jacobson	62	Member	January 2012	December 2019	(a), (f)
Jane C. Knight	72	Independent	January 2004	December 2018	(d), (e)
Richard S. Masinton	74	Independent	April 2007	December 2017	(b) Chair, (c), (d)
Neil F. M. McKay	75	Independent	April 2007	December 2016	(a), (f)
L. Kent Needham	62	Member	January 2013	December 2016	(d), (e)
Mark J. O’Connor	51	Member	May 2011	December 2017	(b), (d), (f)
Thomas H. Olson, Jr.[2]	50	Member	January 2013	December 2018	(a), (e)
Mark W. Schifferdecker	51	Member	January 2011	December 2018	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	66	Member	January 2007	December 2019	(a), (b), (c), (d) Chair
Douglas E. Tippens	61	Member	January 2015	December 2018	(e), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

[2]
Subsequent to the date of this annual report on Form 10-K, Mr. Olson resigned as a member director representing the state of Colorado, effective March 4, 2016. On March 9, 2016, Mr. Olson was elected by the Board of Directors to fill the vacant member directorship in the state of Nebraska and will serve in that position until December 31, 2018. As a member director for the state of Nebraska, Mr. Olson will serve on the same committees and in the same capacity as he served as a member director representing the state of Colorado, which included the Audit and Housing & Governance committees.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 16 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

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

Holly Easterling has served the Chickasaw Nation in various roles since 1997 and presently serves as Secretary of the Department of Treasury for the Chickasaw Nation since October 2012. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Easterling serves as a trustee of the Chickasaw Foundation and is a past trustee of the Ada City Schools Foundation. The Board of Directors considered Ms. Easterling's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, and her ability to provide the Board of Directors with gender and racial diversity, when making her nomination.

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

Michael B. Jacobson has been Chairman, President and CEO of NebraskaLand National Bank, North Platte, Nebraska, since 1998. Although the Board of Directors did not participate in Mr. Jacobson’s nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and has over 35 years of banking experience, including more than 22 years as the CEO of a bank, that assists in his service as a director.

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

Richard S. Masinton, now retired, was Executive Vice President of Quinn Capital, LLC, a private equity company in Leawood, Kansas from January 2009 through 2014. Mr. Masinton previously served as Chief Financial Officer and Executive Vice President of Russell Stover Candies, a candy manufacturer, in Kansas City, Missouri, from 1996 until 2008. In January 2009, Mr. Masinton was elected to the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sits on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton previously retired from the boards of directors of OneNeck IT Services Corp in 2008 and Enterprise Financial Services Corporation, a publicly owned bank holding company, in 2007. He has also served on the board of advisors of the University of Kansas School of Business and on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Masters Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his seven years of experience as Chairman of the audit committee of such bank holding company, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

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

Mark J. O’Connor currently serves as a Senior Vice President of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 27 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the Director of Investments and Chairs the ALCO Committee of a large bank holding company and has over 13 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and sits on its Investment Committee. He has experience on the board, including service as chairman, of a state housing finance authority, and his prior experience as an FHLBank director assists in his service as a director.

Thomas H. Olson, Jr. is currently Chairman of Points West Community Bank, Sidney, Nebraska, and has been CEO of Points West Community Bank, Julesburg, Colorado, since 1998. Mr. Olson is currently also the Chairman of Points West Community Bank, Julesburg, Colorado, a director and the Chairman of the Independent Bankers of Colorado, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Chairman of Fullerton National Bank, Chairman of Woodstock Land and Cattle, and Director of Rush Creek Land and Livestock. The Board of Directors considered Mr. Olson’s qualifications, skills and attributes, including his B.S. in Finance and Accounting, that he is a graduate of the Colorado Graduate School of Banking, and his over 22 years of banking experience, including more than 17 years as CEO, when making his election.

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

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and served as President, CEO until his retirement in February 2015. He remains a director of Bankers' Bank of Kansas and is vice-chairman of its parent BBOK Bancshares, Inc. Although the Board of Directors did not participate in Mr. Schriefer’s nomination since he is a member director, Mr. Schriefer possesses more than 40 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assists in his service as a director.

Douglas E. Tippens has been President of BancFirst, Yukon, Oklahoma, since November 2015. Prior to that time, he served as President and CEO of Bank of Commerce, Yukon, Oklahoma, from 2006 to November 2015, and served on the board of directors of Bank of Commerce, Chelsea, Oklahoma, from 2013 to January 2016. Although the Board of Directors did not participate in Mr. Tippens’ nomination since he is a member director, Mr. Tippens possesses a B.S. in agriculture economics, an MBA, is a graduate of the Graduate School of Banking at the University of Wisconsin, has more than 35 years of banking experience, including nine years as president and CEO, and served on the board of directors of the Federal Reserve Bank of Kansas City, Oklahoma City Branch, that assists in his service as a director.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics has been posted on our website at www.fhlbtopeka.com in the "Corporate Governance" page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the General Counsel of the FHLBank at One Security Benefit Place, Suite 100, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chairman), Milroy A. Alexander, Holly Easterling, James R. Hamby, Michael B. Jacobson, Neil F.M. McKay, Thomas H. Olson, Jr. and Bruce A. Schriefer.

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

We met or exceeded almost all of our short-term objectives in 2015, having not met the Retained Earnings goal, discussed below. We believe we otherwise continued our strong performance against our long-term objectives as well. These objectives were designed to drive our performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2015 were comprised of the President and CEO, the Senior Executive Vice President and COO, the Executive Vice President and CRO, the Senior Vice President and General Counsel, and until July 14, 2015, the Senior Vice President and CAO, and effective as of and after July 14, 2015 due to a reorganization, the Senior Vice President and CFO (the Named Executive Officers). In determining the appropriate total compensation package for our Named Executive Officers, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2015, we provided competitive compensation opportunities for our Named Executive Officers based on thoughtful adjustments to base salary and on incentive compensation achievable through our EICP. The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives.

The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall success.

Framework for Compensation Decisions: The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2015 included:

▪	Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including recommending performance goals for the EICP;

▪	Approving the base salaries and salary adjustments of the COO, CRO, General Counsel, CFO and CAO, as recommended by the CEO; and

▪	Recommending to the Board of Directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2015: To implement our compensation objectives, the elements of our 2015 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

Use of Benchmarks - We believe a key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we must compete for executive talent. We have historically recruited nationally, both within and outside of the FHLBank System, in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain our Named Executive Officers, the Board of Directors (and/or Compensation Committee) has periodically retained compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used such survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

In 2015, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan). The Compensation Committee looked primarily to McLagan’s FHLBank Custom Compensation Survey and available pay data; and secondarily to a subset of McLagan’s proprietary survey database for financial services institutions. Based on advice of McLagan, the Compensation Committee selected a subset of survey data within McLagan’s proprietary survey database to reflect information about a more narrow survey group of comparator financial services institutions.

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

For 2015, the Compensation Committee again determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that the Compensation Committee defined as our peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail below under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2015 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

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

In 2015, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. As a result of the Compensation Committee’s consideration of these factors, the Compensation Committee recommended and the Board approved an increase to our CEO’s base salary effective April 1, 2015 of four percent from his prior salary. The Compensation Committee also weighed these factors in determining to approve the CEO’s recommendation to increase the base salaries for the COO, CRO, General Counsel and CAO, and the CEO considered these factors when approving the base salary of the CFO. The base salaries of the COO, CRO, General Counsel, and CFO were increased by four percent while the base salary for the CAO was increased by two percent effective April 1, 2015. These increases were generally consistent with increases of approximately 3.5 percent received by most of our other employees’ base salaries for 2015. On July 14, 2015, the CFO was appointed as Principal Financial Officer, effective on that same date. As a result of the Compensation Committee’s consideration of the factors listed above, the Compensation Committee recommended and the Board approved an increase to our CFO’s base salary effective July 1, 2015 of eight percent from his prior salary. All recommended salary increases were subject to review by the Finance Agency, except for the CFO's annual increase in April, which was approved by the CEO.

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

We believe that well-designed incentive compensation plans provide important opportunities to motivate our Named Executive Officers to accomplish financial, risk, and operational goals that promote our mission. Thus, motivating our Named Executive Officers to accomplish business and financial short- and long-term goals that promote a high level of performance for our members is a key objective of our total compensation program. Consequently, our compensation and benefits programs are designed to motivate our Named Executive Officers to engage in the behaviors and performance necessary to deliver our desired results.

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are distributed only in accordance with such achievement. In 2015, we achieved this compensation objective through attainment of objectives under our EICP.

Beginning in the fourth quarter of 2014, goal metrics, metric performance ranges and metric weights for award opportunities under the 2015 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management appropriately aligned the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed performance objectives, as appropriate, for 2015 before submitting the objectives to the Board of Directors for approval in December 2014.

For the Base Performance Period of January 1, 2015 to December 31, 2015, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event the FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferred Performance Period, which is the three-year period from January 1, 2016 to December 31, 2018, over which the FHLBank’s performance is measured based on specific parameters. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the Finance Agency.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their earned base salary. Table 70 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 70

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	40.0%	80.0%	120.0%
COO	32.5	65.0	97.5
CRO, General Counsel, CFO and CAO[1]	25.0	50.0	75.0

[1]	FHLBank’s CAO served as its Principal Financial Officer until July 14, 2015.

The Total Base Opportunity Goal Metrics for 2015 are described in Table 71:

Table 71

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Regulatory Total Capital[1]	The spread between (a) adjusted net income divided by daily average regulatory total capital and (b) the average daily overnight Federal funds effective rate (Fed Effective).
Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric which exceeds the cost of the required return on capital.
Retained Earnings	The dollar amount of GAAP retained earnings as of December 31, 2015.
Core Mission Assets Ratio	Core Mission Assets Ratio is defined as daily advances plus mortgage loans held for portfolio divided by daily consolidated obligations.
Risk Management - Market, Credit and Liquidity Risks
Management of FHLBank risks as determined by the weighted average rating by the Board of Directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit and liquidity risks.

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

The profit-oriented objectives of “Adjusted Return Spread on Regulatory Total Capital” and “Net Income after Capital Charge” (non-GAAP financial measures) were based on the belief that profitability is critical to the long-term viability of the organization. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. The “Retained Earnings” objective reflects our desire to ensure we operate from a position of capital strength and take appropriate steps to protect our members from the potential impairment of the par value of our capital stock. Finally, the performance objective for “Core Mission Assets Ratio” establishes benchmark ratios for our advances and mortgage loans in order to focus on providing liquidity to our members.

Award levels were set at threshold, target and optimum percentages of annual base salary. Table 72 sets forth the specific annual goal performance ranges and the actual achievement levels for each of our Total Base Opportunity Goal Metrics in 2015:

Table 72

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement
	Threshold	Target	Optimum
Adjusted Return Spread on Regulatory Total Capital	4.72%	5.85%	6.42%	6.00%
Net Income after Capital Charge	$71,477,000	$91,477,000	$101,477,000	$102,506,132
Retained Earnings	$655,263,000	$681,920,000	$702,007,000	$651,781,483
Core Mission Assets Ratio	60.00%	70.00%	80.00%	79.45%
Risk Management - Market, Credit and Liquidity Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.90
Risk Management - Compliance, Business and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.01

As reflected in Table 72, 2015 was a strong year regarding the achievement of our EICP base opportunity performance objectives. However, Retained Earnings goal achievement was below threshold because of fair value losses on trading securities and derivatives and hedging activities, which resulted in a net decrease of $23.9 million, partially offset by a $14.5 million increase in net interest income. The fair value fluctuations were largely due to a significant widening in mortgage rates relative to the interest rate swap curve in the latter half of 2015 that negatively impacted the values of both our economic interest rate swaps and the hedged fixed rate multi-family GSE MBS. As a result of the Retained Earnings goal achievement being below threshold, no payout was received relating to this goal.

Table 73 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2015.

Table 73

Performance Objective	Metric Weight
	CEO/COO/CFO	CRO	General Counsel/CAO[1]
Adjusted Return Spread on Regulatory Total Capital	20%	10%	15%
Net Income after Capital Charge	20	10	15
Retained Earnings	10	20	10
Core Mission Assets Ratio	10	10	10
Risk Management - Market, Credit and Liquidity Risks	20	25	25
Risk Management - Compliance, Business and Operations Risks	20	25	25

[1]	FHLBank’s CAO served as its Principal Financial Officer until July 14, 2015.

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Performance Measures as presented in Table 74, which provides a template of how amounts will be calculated for the calendar year 2016 to calendar year 2018:

Table 74

	Threshold	Target	Optimum
Total Return[1]:	10/11 or 11/11 vs. FHLBanks	5/11 vs. FHLBanks	2/11 or 1/11 vs. FHLBanks
Deferred Incentive	$	$	$
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

MVE / TRC[2]:	10/11 or 11/11 vs. FHLBanks	5/11 vs. FHLBanks	2/11 or 1/11 vs. FHLBanks
Deferred Incentive	$	$	$
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

Final Deferred Incentive Award (Dollar Value for Total Return + Dollar Value for MVE/TRC)	$	$	$

[1]
Total Return equals the Total Dividends, plus the Change in Retained Earnings, divided by the Average TRC over the three-year period. Total Dividends is defined as all dividends paid on all capital stock during the three-year period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2015 to 12/31/2018; and Average TRC is defined as the average daily ending balance of regulatory capital for dates starting with 01/01/2016 and ending 12/31/2018. TRC is defined as total capital stock plus retained earnings plus subordinated debt plus mandatorily redeemable capital stock. TRC will also include any additional capital from mergers that will be reported in the Finance Agency Call Report System (CRS) on the statements of condition. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking 1st out of the 11 FHLBanks.

[2]
Using amounts reported on the Trendbook Analysis from the CRS, MVE/TRC is calculated by dividing base case MVE by TRC (as defined above) calculated at the end of the Deferral Performance Period. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest MVE/TRC being the best performance, and ranking 1st out of the 11 FHLBanks.

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our Finance Agency examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety-soundness problem or a serious, material risk management deficiency exists; (3) during the most recent Finance Agency examination, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. For Deferral Performance periods beginning 2015 and later in order for Participants to be eligible to receive a Final Deferred Incentive Award, the FHLBank must have an MVE of not less than 100 percent of FHLBank’s TRCS outstanding, as of the last day of the Deferral Performance Period.

Under the EICP Targets for the 2013-2015 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. Table 75 presents the Base Award Opportunity Percentage, Base Award Weighted Average Achievement and Base Award Opportunity Percentage Achieved for each Named Executive Officer eligible to participate in the Deferral Performance Period under the EICP for January 1, 2013 - December 31, 2015:

Table 75

Named Executive Officer	Level	2013-2015	2013-2015	2013-2015
		Base Award Opportunity Percentage	Base Award Weighted Average Achievement	Base Award Opportunity Percentage Achieved
Andrew J. Jetter, President & CEO	Level I	40.0%	121.09%	48.44%
David S. Fisher, SEVP & COO	Level II	32.5	121.09	39.35
Mark E. Yardley, EVP & CRO	Level III	25.0	121.09	30.27
Patrick C. Doran, SVP & General Counsel	Level III	25.0	121.09	30.27
William W. Osborn, SVP & CFO	Level III	25.0	121.09	30.27
Denise L. Cauthon, SVP & CAO[1]	Level III	25.0	121.09	30.27

[1]	Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015.

The weighted average achievement for the 2013-2015 performance goals was 121.09 percent. The metric weight for the 2013-2015 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2013-2015 goal achievement percentage is included in Table 76:

Table 76

Objective	Metric Weight	2013-2015
		Goal Achievement Percentage
Total Return	37.5%	125.00%
Expense Growth	25.0	118.75
MVE/TRCS	37.5	118.75

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

DB Plan - Our DB Plan covers all full time employees of the FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by the FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to the plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2015, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $265,000 on earnings for 2015. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $210,000 for 2015. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

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

The measurement date used to determine the current year’s benefit obligation was December 31, 2015. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 4.34 percent interest. The present value of benefits accrued after September 1, 2003 is multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 4.34 percent. As of December 31, 2015, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2014 RP white collar worker annuitant tables (with Scale MP-2015); (3) an average salary increase adjustment; and (4) a 4.00 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP (see "BEP" below).

DC Plan - The DC Plan is a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see "BEP" below).

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

BEP - The BEP is, in part, an unfunded, nonqualified deferred compensation plan (the Supplemental Thrift Plan). The Supplemental Thrift Plan allows the Named Executive Officers, who so choose, to receive a credit for elective contributions in excess of the maximum permitted by the IRC limitations in the FHLBank’s DC Plan in which they participate. If portions of the Named Executive Officer’s regular DC Plan account contributions are returned after the end of the preceding year because of IRC limitations, the Named Executive Officer is credited with make-up contributions under the Supplemental Thrift Plan equal to the Named Executive Officer’s returned portions.

The Supplemental Thrift Plan allows Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2015, the rate of return earned on the Supplemental Thrift Plan was 6.61 percent, which was our return on equity calculated for EICP purposes for 2014.

Named Executive Officers are at all times 100 percent vested in their Supplemental Thrift Plan accounts. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2015, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 83 under the column titled “Aggregate Balance at Last FYE.”

Other benefits - We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the Named Executive Officers. We offer all employees a variety of benefits including medical, dental, vision, prescription drug, life insurance, long-term disability, flexible spending accounts, employee assistance program and travel accident insurance. The Named Executive Officers participate in these benefit programs on the same basis as all other eligible employees.

Perquisites - The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2015 are the personal use of an FHLBank-owned automobile for the President and limited spousal travel for Named Executive Officers.

Categorical types of perquisites provided to the Named Executive Officers in 2015 are presented and detailed in the All Other Compensation Table (see Table 80 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Potential payments upon termination or change in control
Severance Benefits - We provide severance benefits to the Named Executive Officers pursuant to our Named Executive Officers Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment; or (2) the officer’s employment is terminated by us for misconduct.

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 77 presents the term and amounts that would have been payable to the Named Executive Officer under the Named Executive Officers Severance Policy as of December 31, 2015, absent a qualifying event that would result in payments under the Change in Control Plan (see "Change in Control Plan" below).

Table 77

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Andrew J. Jetter	12	$718,000	$15,367	$733,367
David S. Fisher	9	356,250	6,927	363,177
Mark E. Yardley	9	267,000	7,727	274,727
Patrick C. Doran	6	151,750	7,794	159,544
William W. Osborn	6	142,000	7,684	149,684
Denise L. Cauthon[3]	6	111,750	7,794	119,544

[1]	Severance Amount equals the number of months of base salary as described under the Severance Policy.

[2]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Severance Policy.

[3]	Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Change in Control Plan - The Change in Control Plan provides that, upon both a change in control and the termination of a participant that qualifies as a Change in Control Termination, a participant will be entitled to a cash lump sum payment. A Change in Control means the occurrence of any of the following events, provided it shall not include any reorganization that is mandated by any Federal statute, rule, regulations or directive: (1) the merger, reorganization, or consolidation of FHLBank Topeka with or into another FHLBank or other entity; (2) the sale or transfer of all or substantially all of the business or assets of FHLBank Topeka to another FHLBank or other entity; (3) the purchase by FHLBank Topeka or transfer to FHLBank Topeka of substantially all of the business or assets of another FHLBank; (4) a change in the composition of the Board of Directors, as a result of one or a series of related transactions, that causes the combined number of member directors from the states of Colorado, Kansas, Nebraska and Oklahoma to cease to constitute a majority of the directors of FHLBank Topeka; or (5) the liquidation or dissolution of FHLBank Topeka. We provide for payments under a Change in Control to: (1) promote key employee loyalty and to assure continued dedication to FHLBank Topeka, notwithstanding the possibility, threat or occurrence of a Change in Control; and (2) to reduce the personal uncertainties to key employees who are vital to FHLBank Topeka's future success associated with a pending or possible Change in Control, and to encourage those key employees' continued dedication to FHLBank Topeka.

A Participant will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to his or her compensation multiplier. On June 19, 2015, FHLBank’s board approved the following Participants in the Change in Control Plan: Tier 1 - Andrew J. Jetter, President and CEO; Tier 2 - David S. Fisher, Senior Executive Vice President and COO, and Mark E. Yardley, Executive Vice President and CRO; and Tier 3 - Patrick C. Doran, Senior Vice President and General Counsel, and William W. Osborn, Senior Vice President and CFO.

Table 78 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the Named Executive Officers as of December 31, 2015 subject to FHLBank’s Change in Control Plan, adopted on June 19, 2015 and non-objected to by the Finance Agency on July 15, 2015.

Table 78

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Andrew J. Jetter	$2,146,820	$1,652,274	$46,102	$3,845,196
David S. Fisher	950,000	594,100	18,472	1,562,572
Mark E. Yardley	712,000	342,500	20,604	1,075,104
Patrick C. Doran	303,500	146,000	15,589	465,089
William W. Osborn	284,000	126,525	15,367	425,892

[1]	Compensation Multiplier times the annual base salary at year end as described under the Change in Control Policy.

[2]	Compensation Multiplier times target Total Base Opportunity reflected in the 2015 EICP Targets as described in under the Change in Control Policy.

[3]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Policy.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2015 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2015, particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

The Compensation Committee believes that the Supplemental Thrift Plan, as defined under “Deferred Compensation” in this Item 11, and the defined benefit portion of the BEP provide additional retirement benefits that are necessary for our total compensation package to remain competitive, particularly compared with competitors who may offer equity-based compensation.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chair
Milroy A. Alexander
Robert E. Caldwell II
G. Bridger Cox
Mark J. O’Connor
Mark W. Schifferdecker
Bruce A. Schriefer

Table 79 presents the Summary Compensation Table for the Named Executive Officers.

Table 79

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Andrew J. Jetter[4]	2015	$711,187	$684,512	$185,015	$61,085	$1,641,799
President & CEO	2014	685,721	627,386	2,067,470	69,827	3,450,404
	2013	665,750	586,898	17,716	77,840	1,348,204
David S. Fisher[5]	2015	470,500	375,849	146,824	47,082	1,040,255
SEVP & COO	2014	453,604	337,859	450,400	45,218	1,287,081
	2013	440,186	307,849	17,838	44,485	810,358
Mark E. Yardley[6]	2015	352,625	212,734	44,175	34,131	643,665
EVP & CRO	2014	340,022	196,017	1,026,281	34,162	1,596,482
	2013	330,165	210,840	10,337	33,254	584,596
Patrick C. Doran[7]	2015	300,625	185,585	63,565	25,867	575,642
SVP & General Counsel	2014	289,849	165,921	271,631	23,289	750,690
	2013	280,021	142,437	1,230	23,105	446,793
William W. Osborn[8]	2015	271,012	155,082	54,241	9,263	489,598
SVP & CFO
Denise L. Cauthon[9]	2015	222,375	139,889	7,044	16,438	385,746
SVP & CAO	2014	217,459	124,607	467,138	18,520	827,724
	2013	210,301	127,635	74	17,446	355,456

[1]
All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s EICP (for 2013, 2014 and 2015), TLTIP (for the 2012-2014 performance period in 2014) and LTIP (for the 2011-2013 performance period in 2013).

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

[3]	The 2015 components of All Other Compensation are provided in Table 80.

[4]
Above market earnings attributable to the BEP for Mr. Jetter were $57,015, $31,470, and $17,716 for 2015, 2014, and 2013, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $42,000, $503,000, and $(86,000) for 2015, 2014, and 2013, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $86,000, $1,533,000, and $(427,000) for 2015, 2014, and 2013, respectively.

[5]
Above market earnings attributable to the BEP for Mr. Fisher were $21,824, $11,400, and $5,838 for 2015, 2014, and 2013, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $54,000, $179,000, and $12,000 for 2015, 2014, and 2013, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $71,000, $260,000, and $0 for 2015, 2014, and 2013, respectively.

[6]
Above market earnings attributable to the BEP for Mr. Yardley were $30,175, $17,281, and $10,337 for 2015, 2014, and 2013, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $30,000, $554,000, and $(95,000) for 2015, 2014, and 2013, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(16,000), $455,000, and $(150,000) for 2015, 2014, and 2013, respectively.

[7]
Above market earnings attributable to the BEP for Mr. Doran were $4,565, $2,631, and $1,230 for 2015, 2014, and 2013, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $34,000, $191,000, and $(14,000) for 2015, 2014, and 2013, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $25,000, $78,000, and $(17,000) in 2015, 2014, and 2013, respectively.

[8]
Above market earnings attributable to the BEP for Mr. Osborn were $241 for 2015. The aggregate change in the value of Mr. Osborn's accumulated benefit under the FHLBank’s DB Plan was $26,000 for 2015. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $28,000 for 2015.

[9]
Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015. Above market earnings attributable to the BEP for Ms. Cauthon were $44, $138, and $74 for 2015, 2014, and 2013, respectively. The aggregate change in the value of Ms. Cauthon's accumulated benefit under the FHLBank’s DB Plan was $(5,000), $428,000, and $(111,000) for 2015, 2014, and 2013. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $12,000, $39,000, and $28,000 in 2015, 2014, and 2013.

Table 80 presents the components of “All Other Compensation” for 2015 as summarized in Table 79.

Table 80

Named Executive Officer	Perquisites and Personal Benefits[1]	Individual Disability Insurance	Life Insurance Premiums	Long Term Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Andrew J. Jetter	$—	$6,733	$1,568	$923	$15,900	$35,764	$197	$61,085
David S. Fisher	—	6,456	986	923	14,860	23,660	197	47,082
Mark E. Yardley	—	3,946	705	923	15,900	12,460	197	34,131
Patrick C. Doran	—	1,420	598	923	15,900	6,829	197	25,867
William W. Osborn	—	—	532	850	7,685	—	196	9,263
Denise Cauthon[2]	—	—	445	712	7,755	7,264	262	16,438

[1]	Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual.

[2]	Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015.

Table 81 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 81

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Andrew J. Jetter	EICP-Cash Incentive	$138,150	$276,300	$414,450
President & CEO	EICP-Deferred Incentive Opportunity[2]	138,150	276,300	414,450
David S. Fisher	EICP-Cash Incentive	74,263	148,525	222,788
SEVP & COO	EICP-Deferred Incentive Opportunity[2]	74,263	148,525	222,788
Mark E. Yardley	EICP-Cash Incentive	42,813	85,625	128,438
EVP & CRO	EICP-Deferred Incentive Opportunity[2]	42,813	85,625	128,438
Patrick C. Doran	EICP-Cash Incentive	36,500	73,000	109,500
SVP & General Counsel	EICP-Deferred Incentive Opportunity[2]	36,500	73,000	109,500
William W. Osborn	EICP-Cash Incentive	31,632	63,263	94,894
SVP & CFO	EICP-Deferred Incentive Opportunity[2]	31,632	63,263	94,894
Denise L. Cauthon[3]	EICP-Cash Incentive	27,375	54,750	82,125
SVP & CAO	EICP-Deferred Incentive Opportunity[2]	27,375	54,750	82,125

[1]
Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2015. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and future payouts.

[2]	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at optimum.

[3]	Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015.

Pension Benefits: Table 82 presents the 2015 Pension Benefits Table for the Named Executive Officers.

Table 82

Name	Plan Name	Number of Years of Credited Services	Present Value Of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	27.583	$1,810,000	$—
President & CEO	FHLBank Benefit Equalization Plan	27.583	5,378,000	—
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	8.917	534,000	—
SEVP & COO	FHLBank Benefit Equalization Plan	8.917	807,000	—
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	2,026,000	—
EVP & CRO	FHLBank Benefit Equalization Plan	30.000	1,657,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	10.667	520,000	—
SVP & General Counsel	FHLBank Benefit Equalization Plan	10.667	246,000	—
William W. Osborn	Pentegra Defined Benefit Plan for Financial Institutions	8.583	353,000	—
SVP & CFO	FHLBank Benefit Equalization Plan	8.583	97,000	—
Denise L. Cauthon[1]	Pentegra Defined Benefit Plan for Financial Institutions	25.333	1,206,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	25.333	102,000	—

[1]	Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015.

Deferred Compensation: Table 83 presents the 2015 Nonqualified Deferred Compensation Table for the Named Executive Officers. Our fiscal year (FY) is 2015, with a fiscal year end (FYE) of December 31, 2015.

Table 83

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Andrew J. Jetter President & CEO	$77,890	$35,764	$109,413	$—	$1,771,667
David S. Fisher SEVP & COO	40,199	23,660	42,697	—	706,039
Mark E. Yardley EVP & CRO	20,767	12,460	57,415	—	922,018
Patrick C. Doran SVP & General Counsel	6,829	6,829	9,124	—	154,060
William W. Osborn SVP & CFO	—	—	448	—	7,011
Denise L. Cauthon[3] SVP & CAO	18,159	7,264	1,196	—	37,822

[1]	All amounts are also included in the salary column of Table 79.

[2]
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2014) was $145,387 for Mr. Jetter, $33,063 for Mr. Fisher, $69,084 for Mr. Yardley, $8,157 for Mr. Doran, $0 for Mr. Osborn, and $212 for Ms. Cauthon. The amounts reported as preferential (above market) earnings for the current year are presented in Table 79.

[3]	Ms. Cauthon served as FHLBank's Principal Financial Officer until July 14, 2015.

Director Compensation: Table 84 presents the Director Compensation Table for our 2015 Board of Directors.

Table 84

Name	Fees Earned or Paid in Cash
Milroy A. Alexander	$80,000
Harley D. Bergmeyer	53,333
Robert E. Caldwell II	95,000
G. Bridger Cox	105,000
James R. Hamby	90,000
Thomas E. Henning	90,000
Andrew C. Hove, Jr.	80,000
Michael B. Jacobson	80,000
Jane C. Knight	80,000
Richard S. Masinton	90,000
Neil F. M. McKay	80,000
L. Kent Needham	80,000
Mark J. O’Connor	80,000
Thomas H. Olson Jr.	80,000
Mark W. Schifferdecker	90,000
Bruce A. Schriefer	80,000
Douglas E. Tippens	80,000

Director Fees - The Board of Directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2015 Board of Directors Compensation Policy (2015 Policy) was adopted October 31, 2014 and became effective January 1, 2015. This policy was established in accordance with the Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. Our 2015 Policy provided that directors shall be paid a meeting fee for each day in attendance at a regular meeting of the Board of Directors up to a maximum annual compensation amount as set forth in the 2015 Policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2015 Policy reflected this analysis. The 2015 Policy establishes annual compensation limits of $105,000 for the Chairman, $90,000 for the Vice-Chairman and Committee Chairs and $80,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board shall be entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual serves as both Vice Chair of the Board and a Committee Chair.

The Board of Directors adopted a 2016 Board of Directors Compensation Policy (2016 Policy) governing compensation for board meeting attendance on September 25, 2015. The 2016 Policy is similar to the 2015 Policy, except that the 2016 Policy reflects increases in the established annual compensation limits to $125,000 for the Chairman, $105,000 for the Vice-Chairman and Committee Chairs and $95,000 for all other directors and in addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the Board of Directors.

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

Table 85 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 8, 2016. Of these stockholders, no affiliated officer or director currently serves on our Board of Directors.

Table 85

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Bank of Oklahoma, NA	PO Box 2300	Tulsa	OK	2,745,000	18.9%
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	2,058,750	14.2
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	1,864,800	12.9
TOTAL				6,668,550	46.0%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 86 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 8, 2016, for member institutions whose affiliated officers or directors served as our directors as of March 10, 2016:

Table 86

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Girard National Bank	100 E Forest	Girard	KS	20,718	0.1%
Bank of the Prairie	18675 West 151st Street	Olathe	KS	8,543	0.1
NebraskaLand National Bank	121 N Dewey	North Platte	NE	7,813	0.1
FirstBank	10403 W Colfax Ave	Lakewood	CO	7,374	0.1
Points West Community Bank	809 Illinois Street	Sidney	NE	7,218	0.1
Points West Community Bank	100 E 3rd Street	Julesburg	CO	7,087	0.1
Vision Bank	1800 Arlington Street	Ada	OK	5,500	—
BancFirst	101 N. Broadway	Oklahoma City	OK	5,500	—
Fullerton National Bank	1400 S Dewey	Fullerton	NE	3,774	—
Citizens Bank & Trust Co.	1100 N Commerce	Ardmore	OK	2,475	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	1,793	—
First Security Bank	312 Maple Street	Overbrook	KS	1,357	—
Bank of Estes Park	Park Lane at MacGregor	Estes Park	CO	1,196	—
TOTAL				80,348	0.6%

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

See Item 11 - "Executive Compensation" for a discussion of the compensation of our Named Executive Officers and directors.

We have a written “Related Person Transactions Policy” (Policy) that provides for the review and approval or ratification by our Audit Committee of any transaction with a related person that is outside the ordinary course of business. Under the Policy, transactions with related persons that are in the ordinary course of business are deemed pre-approved.

A “Related Person” under the Policy is:

▪	Any person who is, or at any time since the beginning of our last fiscal year was, a director or an executive officer of the FHLBank;

▪	Any immediate family member of any of the foregoing persons and any person (other than a tenant or employee) sharing the household of such director or executive officer;

▪	Any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a general partner or principal or in a similar position; or

▪	Any member institution (or successor) of the FHLBank that is known to be the beneficial owner of more than five percent of our voting securities.

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between the FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (i.e., line of credit, advances, forward settling advance commitments, letters of credit, standby credit facility and derivative transactions); (2) MPF Program mortgage loan products; (3) Housing and Community Development Program products; and (4) other services (i.e., deposit accounts, wire transfer services, safekeeping services, and unsecured credit transactions permissible under the RMP).

Transactions outside the ordinary course of business, with Related Persons that have a direct or indirect material interest, and exceed $120,000 are subject to Audit Committee review and approval under the Policy and include situations in which: (1) we obtain products or services from a Related Person of a nature, quantity or quality, or on terms that are not readily available from alternative sources; (2) we provide products or services to a Related Person on terms not comparable to those provided to unrelated parties; or (3) the rates or charges involved in the transactions are not subject to competitive bidding.

Director Independence
Board Operating Guidelines and Nasdaq Standards: The Board Operating Guidelines of the FHLBank (Guidelines), available at www.fhlbtopeka.com, require that the Board of Directors make an annual affirmative determination as to the independence of each director, as that term is defined by Rule 5605(a)(2) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

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

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2015, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2015 and 2014. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 87 sets forth the aggregate fees we were billed for the years ended December 31, 2015 and 2014 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 87

	2015	2014
Audit fees	$727	$662
Audit-related fees	99	51
Tax fees	—	—
All other fees	20	—
TOTAL	$846	$713

Audit fees during the years ended December 31, 2015 and 2014 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2015 and 2014 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2015 and 2014, we were assessed $30,000 and $25,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2015 and 2014.

All other fees during the year ended December 31, 2015 were for consulting fees related to a private health care exchange feasibility study on behalf of all FHLBanks.

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

3.2	Federal Home Loan Bank of Topeka Amended and Restated Bylaws.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 23, 2014, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3
Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Third Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3

10.3
Exhibit 10.6 to the 2009 Annual Report on Form 10-K, filed March 25, 2010, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.4.

10.4
Exhibit 10.5 to the 2012 Annual Report on Form 10-K, filed March 15, 2013, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.5.

10.5	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.6.
10.6*	Federal Home Loan Bank of Topeka Executive Incentive Compensation Plan.
10.7*
Exhibit 10.1 to the Current Report on Form 8-K, filed March 2, 2016, Federal Home Loan Bank of Topeka 2012 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.9.

10.8*
Exhibit 10.2 to the Current Report on Form 8-K, filed March 2, 2016, Federal Home Loan Bank of Topeka 2013 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.10.

10.9*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 21, 2016, Federal Home Loan Bank of Topeka 2014 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.11.

10.10*
Exhibit 10.2 to the Current Report on Form 8-K, filed January 21, 2016, Federal Home Loan Bank of Topeka 2015 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.12.

10.11*	Exhibit 10.3 to the Current Report on Form 8-K, filed December 21, 2011, Federal Home Loan Bank of Topeka “Transitional” Long-Term Incentive Plan, is incorporated herein by reference as Exhibit 10.13.
10.12*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka, Change in Control Plan, is incorporated herein by reference as Exhibit 10.14.
10.13*	Exhibit 10.2 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka, NEO Severance Policy, is incorporated herein by reference as Exhibit 10.14.
10.14*
Exhibit 10.1 to the Current Report on Form 8-K, filed November 6, 2014 Federal Home Loan Bank of Topeka 2015 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.15.

10.15*
Exhibit 10.1 to the Current Report on Form 8-K, filed November 3, 2015 Federal Home Loan Bank of Topeka 2016 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.16.

10.16*	Federal Home Loan Bank of Topeka 2016 Executive Incentive Compensation Plan Targets
12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Federal Home Loan Bank of Topeka Code of Ethics.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and Senior Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
99.3	Federal Home Loan Bank Amended and Restated Bylaws marked copy with amendments.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or a compensatory plan or arrangement.

**	The financial information contained in these XBRL documents is unaudited.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

March 10, 2016	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Andrew J. Jetter	President and Chief Executive Officer	March 10, 2016
Andrew J. Jetter	(principal executive officer)

/s/William W. Osborn	Senior Vice President and Chief Financial Officer	March 10, 2016
William W. Osborn	(principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 10, 2016
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chairman of the Board of Directors	March 10, 2016
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chairman of the Board of Directors	March 10, 2016
Robert E. Caldwell, II

/s/Milroy A. Alexander[1]	Director	March 10, 2016
Milroy A. Alexander

/s/Holly Easterling[1]	Director	March 10, 2016
Holly Easterling

/s/James R. Hamby[1]	Director	March 10, 2016
James R. Hamby

/s/Andrew C. Hove, Jr.[1]	Director	March 10, 2016
Andrew C. Hove, Jr.

/s/Michael B. Jacobson[1]	Director	March 10, 2016
Michael B. Jacobson

/s/Jane C. Knight[1]	Director	March 10, 2016
Jane C. Knight

/s/Richard S. Masinton[1]	Director	March 10, 2016
Richard S. Masinton

/s/Neil F. M. McKay[1]	Director	March 10, 2016
Neil F. M. McKay

/s/L. Kent Needham[1]	Director	March 10, 2016
L. Kent Needham

/s/Mark J. O’Connor[1]	Director	March 10, 2016
Mark J. O’Connor

	Director	March 10, 2016
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker[1]	Director	March 10, 2016
Mark W. Schifferdecker

/s/Bruce A. Schriefer[1]	Director	March 10, 2016
Bruce A. Schriefer

/s/Douglas E. Tippens[1]	Director	March 10, 2016
Douglas E. Tippens

[1]	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Andrew J. Jetter
Andrew J. Jetter
President and Chief Executive Officer

/s/William W. Osborn
William W. Osborn
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Topeka:

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the "FHLBank") at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Kansas City, Missouri
March 10, 2016

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2015	12/31/2014
ASSETS
Cash and due from banks (Note 3)	$682,670	$2,545,311
Interest-bearing deposits	100,594	1,163
Securities purchased under agreements to resell (Note 12)	3,945,000	1,225,000
Federal funds sold	2,000,000	2,075,000

Investment securities:
Trading securities (Note 4)	2,294,606	1,462,049
Available-for-sale securities[1] (Note 4)	495,063	—
Held-to-maturity securities[2] (Note 4)	4,770,817	4,857,187
Total investment securities	7,560,486	6,319,236

Advances (Notes 5, 7, 18)	23,580,371	18,302,950

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 6, 7, 18)	6,392,680	6,234,722
Less allowance for credit losses on mortgage loans (Note 7)	(1,972)	(4,550)
Mortgage loans held for portfolio, net	6,390,708	6,230,172

Accrued interest receivable	79,233	70,923
Premises, software and equipment, net	8,306	10,439
Derivative assets, net (Notes 8, 12)	51,591	32,983
Other assets (Note 17)	36,695	40,800

TOTAL ASSETS	$44,435,654	$36,853,977

LIABILITIES
Deposits (Notes 9, 18)	$759,366	$595,775

Consolidated obligations, net:
Discount notes (Notes 10, 17)	21,813,746	14,219,612
Bonds (Notes 10, 17)	19,875,255	20,221,002
Total consolidated obligations, net	41,689,001	34,440,614

Mandatorily redeemable capital stock (Note 13)	2,739	4,187
Accrued interest payable	52,281	58,243
Affordable Housing Program payable (Note 11)	28,011	30,863
Derivative liabilities, net (Notes 8, 12)	31,492	35,292
Other liabilities (Notes 15, 17)	31,012	103,736

TOTAL LIABILITIES	42,593,902	35,268,710

Commitments and contingencies (Note 17)

1    Amortized cost: $503,640 and $0 as of December 31, 2015 and December 31, 2014, respectively.
2    Fair value:$4,765,095 and $4,869,042 as of December 31, 2015 and December 31, 2014, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2015	12/31/2014
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,797 and 2,083 shares issued and outstanding) (Notes 13, 18)	$179,683	$208,273
Class B ($100 par value; 10,293 and 7,657 shares issued and outstanding) (Notes 13, 18)	1,029,264	765,768
Total capital stock	1,208,947	974,041

Retained earnings:
Unrestricted	560,166	554,189
Restricted (Note 13)	91,616	72,944
Total retained earnings	651,782	627,133

Accumulated other comprehensive income (loss) (Note 14)	(18,977)	(15,907)

TOTAL CAPITAL	1,841,752	1,585,267

TOTAL LIABILITIES AND CAPITAL	$44,435,654	$36,853,977

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2015	2014	2013
INTEREST INCOME:
Interest-bearing deposits	$241	$169	$311
Securities purchased under agreements to resell	4,371	575	1,027
Federal funds sold	2,131	1,368	1,346
Trading securities (Note 4)	66,017	50,271	56,895
Available-for-sale securities (Note 4)	956	—	—
Held-to-maturity securities (Note 4)	39,862	46,109	57,748
Advances (Note 5)	143,279	121,597	124,332
Prepayment fees on terminated advances (Note 5)	2,410	2,151	4,109
Mortgage loans held for portfolio (Note 6)	204,778	204,547	195,644
Other	1,385	1,514	1,653
Total interest income	465,430	428,301	443,065

INTEREST EXPENSE:
Deposits (Note 9)	590	770	983
Consolidated obligations:
Discount notes (Note 10)	21,585	9,242	8,884
Bonds (Note 10)	203,283	192,910	215,239
Mandatorily redeemable capital stock (Note 13)	39	40	25
Other	253	174	161
Total interest expense	225,750	203,136	225,292

NET INTEREST INCOME	239,680	225,165	217,773
(Reversal) provision for credit losses on mortgage loans (Note 7)	(1,909)	(1,615)	1,926
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	241,589	226,780	215,847

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(281)	(4)	(27)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(545)	(516)	(503)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(826)	(520)	(530)
Net gain (loss) on trading securities (Note 4)	(47,991)	(28,699)	(50,985)
Net gain (loss) on sale of held-to-maturity securities (Note 4)	390	—	—
Net gain (loss) on derivatives and hedging activities (Note 8)	(42,843)	(38,230)	10,107
Standby bond purchase agreement commitment fees	5,654	6,278	5,343
Letters of credit fees	3,233	3,069	3,044
Other	2,294	2,252	2,203
Total other income (loss)	(80,089)	(55,850)	(30,818)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2015	2014	2013
OTHER EXPENSES:
Compensation and benefits (Note 15)	$33,175	$30,282	$29,541
Other operating (Note 17)	15,275	13,670	13,636
Federal Housing Finance Agency	2,410	2,468	2,426
Office of Finance	2,672	2,249	2,454
Other	4,230	4,474	4,705
Total other expenses	57,762	53,143	52,762

INCOME BEFORE ASSESSMENTS	103,738	117,787	132,267

Affordable Housing Program (Note 11)	10,378	11,783	13,229

NET INCOME	$93,360	$106,004	$119,038

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2015	2014	2013
Net income	$93,360	$106,004	$119,038

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	(8,577)	—	—
Total net unrealized gains/losses on available-for-sale securities	(8,577)	—	—

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(206)	(4)	(19)
Reclassification of non-credit portion included in net income	751	520	522
Accretion of non-credit portion	3,012	3,713	4,340
Non-credit portion included in basis of securities sold	267	—	—
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	3,824	4,229	4,843

Defined benefit pension plan:
Net gain (loss)	1,268	(1,923)	1,667
Amortization of net loss	415	148	386
Total defined benefit pension plan	1,683	(1,775)	2,053

Total other comprehensive income	(3,070)	2,454	6,896

TOTAL COMPREHENSIVE INCOME	$90,290	$108,458	$125,934

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2012	4,053	$405,304	8,592	$859,152	12,645	$1,264,456	$453,346	$27,936	$481,282	$(25,257)	$1,720,481
Proceeds from issuance of capital stock	15	1,451	5,023	502,299	5,038	503,750					503,750
Repurchase/redemption of capital stock	(1,711)	(171,051)	(208)	(20,762)	(1,919)	(191,813)					(191,813)
Comprehensive income							95,231	23,807	119,038	6,896	125,934
Net reclassification of shares to mandatorily redeemable capital stock	(807)	(80,680)	(2,762)	(276,161)	(3,569)	(356,841)					(356,841)
Net transfer of shares between Class A and Class B	2,750	275,039	(2,750)	(275,039)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 3.6%):
Cash payment							(291)		(291)		(291)
Stock issued			327	32,697	327	32,697	(32,697)		(32,697)		—
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Proceeds from issuance of capital stock	14	1,439	7,805	780,551	7,819	781,990					781,990
Repurchase/redemption of capital stock	(6,987)	(698,795)	(135)	(13,459)	(7,122)	(712,254)					(712,254)
Comprehensive income							84,803	21,201	106,004	2,454	108,458
Net reclassification of shares to mandatorily redeemable capital stock	(297)	(29,728)	(3,641)	(364,120)	(3,938)	(393,848)					(393,848)
Net transfer of shares between Class A and Class B	5,053	505,294	(5,053)	(505,294)	—	—					—
Dividends on capital stock (Class A - 0.7%, Class B - 5.3%):
Cash payment							(299)		(299)		(299)
Stock issued			459	45,904	459	45,904	(45,904)		(45,904)		—
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Proceeds from issuance of capital stock	19	1,857	12,237	1,223,719	12,256	1,225,576					1,225,576
Repurchase/redemption of capital stock	(4,613)	(461,319)	(115)	(11,574)	(4,728)	(472,893)					(472,893)
Comprehensive income							74,688	18,672	93,360	(3,070)	90,290
Net reclassification of shares to mandatorily redeemable capital stock	(220)	(21,952)	(5,642)	(564,240)	(5,862)	(586,192)					(586,192)
Net transfer of shares between Class A and Class B	4,528	452,824	(4,528)	(452,824)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(296)		(296)		(296)
Stock issued			684	68,415	684	68,415	(68,415)		(68,415)		—
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,360	$106,004	$119,038
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(13,982)	(16,681)	(30,258)
Concessions on consolidated obligations	6,277	5,336	5,913
Premiums and discounts on investments, net	704	(1)	(1,563)
Premiums, discounts and commitment fees on advances, net	(9,880)	(13,252)	(15,129)
Premiums, discounts and deferred loan costs on mortgage loans, net	19,237	15,129	20,119
Fair value adjustments on hedged assets or liabilities	10,300	13,256	14,862
Premises, software and equipment	2,193	1,908	1,943
Other	415	148	386
(Reversal) provision for credit losses on mortgage loans	(1,909)	(1,615)	1,926
Non-cash interest on mandatorily redeemable capital stock	34	38	23
Net realized (gain) loss on sale of held-to-maturity securities	(390)	—	—
Net other-than-temporary impairment losses on held-to-maturity securities	826	520	530
Net realized (gain) loss on sale of premises and equipment	(17)	6	(17)
Other adjustments	(143)	(70)	160
Net (gain) loss on trading securities	47,991	28,699	50,985
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	54,710	55,779	676
(Increase) decrease in accrued interest receivable	(8,344)	1,664	4,948
Change in net accrued interest included in derivative assets	10,982	3,993	4,030
(Increase) decrease in other assets	1,048	1,989	1,516
Increase (decrease) in accrued interest payable	(5,962)	(4,204)	(19,354)
Change in net accrued interest included in derivative liabilities	(4,306)	(3,170)	3,881
Increase (decrease) in Affordable Housing Program liability	(2,852)	(4,401)	4,066
Increase (decrease) in other liabilities	426	(862)	5
Total adjustments	107,358	84,209	49,648
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	200,718	190,213	168,686

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(80,744)	$35,581	$91,882
Net (increase) decrease in securities purchased under resale agreements	(2,720,000)	(1,225,000)	1,999,288
Net (increase) decrease in Federal funds sold	75,000	(1,500,000)	275,000
Net (increase) decrease in short-term trading securities	(10)	260,000	124,964
Proceeds from maturities of and principal repayments on long-term trading securities	321,621	954,029	384,447
Purchases of long-term trading securities	(1,202,159)	—	(500,278)
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	162	—	—
Purchases of long-term available-for-sale securities	(505,049)	—	—
Proceeds from sale of held-to-maturity securities	4,106	—	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,234,879	983,421	1,481,409
Purchases of long-term held-to-maturity securities	(1,222,058)	(340,977)	(1,739,417)
Principal collected on advances	93,175,453	63,677,664	69,055,650
Advances made	(98,504,544)	(64,624,457)	(70,118,546)
Principal collected on mortgage loans	1,004,008	774,013	1,210,217
Purchases of mortgage loans	(1,187,231)	(1,070,975)	(1,252,622)
Proceeds from sale of foreclosed assets	5,577	4,791	5,072
Principal collected on other loans made	2,232	2,113	1,975
Proceeds from sale of premises, software and equipment	—	2	48
Purchases of premises, software and equipment	(1,058)	(1,209)	(4,246)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,599,815)	(2,071,004)	1,014,843

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	156,178	(364,366)	(219,403)
Net proceeds from issuance of consolidated obligations:
Discount notes	309,022,332	53,852,808	83,223,175
Bonds	14,135,837	10,282,272	8,490,711
Payments for maturing and retired consolidated obligations:
Discount notes	(301,432,848)	(50,524,180)	(81,002,894)
Bonds	(14,467,800)	(10,154,700)	(10,229,500)
Proceeds from financing derivatives	14,119	—	170
Net interest payments received (paid) for financing derivatives	(56,075)	(54,646)	(55,726)
Proceeds from issuance of capital stock	1,225,576	781,990	503,750
Payments for repurchase/redemption of capital stock	(472,893)	(712,254)	(191,813)
Payments for repurchase of mandatorily redeemable capital stock	(587,674)	(394,463)	(357,765)
Cash dividends paid	(296)	(299)	(291)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7,536,456	2,712,162	160,414
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,862,641)	831,371	1,343,943
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,545,311	1,713,940	369,997
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$682,670	$2,545,311	$1,713,940

Supplemental disclosures:
Interest paid	$223,684	$206,876	$238,078

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2015	2014	2013
Affordable Housing Program payments	$13,413	$16,429	$10,245

Net transfers of mortgage loans to real estate owned	$4,267	$4,391	$5,438

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2015, 2014 and 2013

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. The FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories and insurance companies engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to apply for membership. Additionally, qualified community development financial institutions are eligible for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and therefore are not permitted or required to hold capital stock.

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that particular FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in the FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances. Former members that still have outstanding business transactions with the FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, the FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, the FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of the FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on the FHLBank’s board of directors. See Note 18 for more information on related party transactions.

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

Use of Estimates: The preparation of financial statements under GAAP requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of trading and available-for-sale securities, the fair value of derivatives and the allowance for credit losses. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

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

Available-for-Sale: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged and the hedge relationships qualify as benchmark fair value hedges, the FHLBank records the portion of the change in value related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

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

Investment Securities - Other-than-temporary Impairment: The FHLBank evaluates its individual available-for-sale and held-to-maturity investment securities in an unrealized loss position for OTTI at least quarterly, or more frequently if events or changes in circumstances indicate that these investments may be other-than-temporarily impaired. An investment is considered impaired when its fair value is less than its amortized cost basis. The FHLBank considers an OTTI to have occurred under any of the following circumstances:

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

To determine whether a credit loss exists, the FHLBank performs an analysis, which includes a cash flow analysis for private-label MBS, to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the security to determine if a credit loss exists. If there is a credit loss, the carrying value of the security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and the fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in OCI. The credit loss on a debt security is limited to the amount of that security’s unrealized losses.

The total OTTI is presented in the Statements of Income with an offset for the amount of the non-credit portion of OTTI that is recognized in OCI. The remaining amount in the Statements of Income represents the credit loss for the period.

Accounting for OTTI Recognized in OCI: For subsequent accounting of other-than-temporarily impaired securities, the FHLBank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost basis. The total amount of this additional OTTI is determined as the difference between its carrying amount prior to the determination of this additional OTTI and its fair value. Additional credit losses related to previously other-than-temporarily impaired securities are reclassified out of OCI into the Statements of Income, but only to the extent of a security’s unrealized losses (i.e., difference between the security’s amortized cost and its fair value). The OTTI recognized in OCI is accreted to the carrying value of each held-to-maturity security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected).

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

Mortgage Loans Held for Portfolio: The FHLBank carries mortgage loans classified as held for investment at their principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees associated with table funded loans, hedging adjustments, unrealized gains and losses from mortgage purchase commitments, charge-offs, and other fees. The FHLBank has the intent and ability to hold these mortgage loans to maturity.

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

Charge-off Policy: A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. The FHLBank charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less cost to sell, for loans that are 180 days or more delinquent and certain loans that the borrower has filed for bankruptcy.

Real Estate Owned: Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at the lower of cost or fair value less estimated selling costs. The FHLBank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent gains, losses and carrying costs are included in other expense in the Statements of Income. REO is recorded in other assets on the Statements of Condition.

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

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

Premises, Software and Equipment: The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2015 and 2014, the accumulated depreciation and amortization related to premises, software and equipment was $29,155,000 and $27,471,000, respectively. Depreciation and amortization expense was $2,193,000, $1,908,000 and $1,943,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Gains and losses on disposals are included in other income (loss).

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over five years for purchased and developed software. As of December 31, 2015 and 2014, the FHLBank had $1,701,000 and $2,515,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $1,064,000, $709,000 and $651,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Leases. In February 2016, Financial Accounting Standards Board (FASB) issued amendments to lease accounting guidance. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank. The FHLBank is currently evaluating these amendments to determine the impact, if any, on the FHLBank's financial condition, results of operations, or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, FASB issued amendments to improve the recognition, measurement, presentation, and disclosure of financial instruments through changes to existing GAAP. The provisions impacting the FHLBank include the elimination of the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost, the requirement to use the notion of exit price when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of asset (i.e., securities or loans and receivables) on the statement of financial condition or in the notes to financial statements. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank. The FHLBank is currently evaluating these amendments to determine the impact, if any, on the FHLBank's financial condition, results of operations, or cash flows.

Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, FASB issued amendments to clarify the accounting for cloud computing arrangements. The amendments provide guidance to customers about whether a cloud computing arrangement includes a software license and how to account for it. This guidance is effective for interim and annual periods, beginning after December 15, 2015, which is January 1, 2016 for the FHLBank. The FHLBank can elect to adopt the amendments either: (1) prospectively to all arrangements entered into or materially modified after the effective date; or (2) retrospectively. The adoption of this guidance did not have a material impact on the FHLBank's financial condition, results of operations, and cash flows.

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

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes $2,322,000 and $2,231,000 of reserve deposits with the FRB as of December 31, 2015 and 2014, respectively.

NOTE 4 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of December 31, 2015 and 2014 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2015	12/31/2014
Non-mortgage-backed securities:
U.S. Treasury obligations	$—	$25,016
GSE obligations[1]	1,338,639	1,299,979
Non-mortgage-backed securities	1,338,639	1,324,995
Mortgage-backed securities:
U.S. obligation MBS[2]	801	963
GSE MBS[3]	955,166	136,091
Mortgage-backed securities	955,967	137,054
TOTAL	$2,294,606	$1,462,049

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the years ended December 31, 2015, 2014, and 2013 are shown in Table 4.2 (in thousands):

Table 4.2

	2015	2014	2013
Net gains (losses) on trading securities held as of December 31, 2015	$(47,950)	$(28,069)	$(45,956)
Net gains (losses) on trading securities sold or matured prior to December 31, 2015	(41)	(630)	(5,029)
NET GAIN (LOSS) ON TRADING SECURITIES	$(47,991)	$(28,699)	$(50,985)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2015 are summarized in Table 4.3 (in thousands). No available-for-sale securities were held as of December 31, 2014.

Table 4.3

	12/31/2015
	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$503,640	$—	$—	$8,577	$495,063
TOTAL	$503,640	$—	$—	$8,577	$495,063

[1]	Represents fixed rate multi-family pass-through securities issued by Fannie Mae.

Table 4.4 summarizes the available-for-sale securities with unrealized losses as of December 31, 2015 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.4

	12/31/2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$495,063	$8,577	$—	$—	$495,063	$8,577
TOTAL TEMPORARILY IMPAIRED SECURITIES	$495,063	$8,577	$—	$—	$495,063	$8,577

[1]	Represents fixed rate multi-family pass-through securities issued by Fannie Mae.

All available-for-sale securities are GSE MBS and as such do not have a single maturity date. The expected maturities of these securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2015 are summarized in Table 4.5 (in thousands):

Table 4.5

	12/31/2015
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$111,655	$—	$111,655	$138	$5,164	$106,629
Non-mortgage-backed securities	111,655	—	111,655	138	5,164	106,629
Mortgage-backed securities:
U.S. obligation MBS[1]	47,234	—	47,234	66	23	47,277
GSE MBS[2]	4,452,533	—	4,452,533	19,740	21,639	4,450,634
Private-label residential MBS	167,345	7,950	159,395	6,665	5,505	160,555
Mortgage-backed securities	4,667,112	7,950	4,659,162	26,471	27,167	4,658,466
TOTAL	$4,778,767	$7,950	$4,770,817	$26,609	$32,331	$4,765,095

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2014 are summarized in Table 4.6 (in thousands):

Table 4.6

	12/31/2014
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$126,105	$—	$126,105	$148	$6,083	$120,170
Non-mortgage-backed securities	126,105	—	126,105	148	6,083	120,170
Mortgage-backed securities:
U.S obligation MBS[1]	57,562	—	57,562	175	—	57,737
GSE MBS[2]	4,441,487	—	4,441,487	27,486	13,628	4,455,345
Private-label residential MBS	242,970	11,711	231,259	9,195	6,960	233,494
Home equity loan ABS	837	63	774	1,522	—	2,296
Mortgage-backed securities	4,742,856	11,774	4,731,082	38,378	20,588	4,748,872
TOTAL	$4,868,961	$11,774	$4,857,187	$38,526	$26,671	$4,869,042

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.7 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2015 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.7

	12/31/2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$37,211	$5,164	$37,211	$5,164
Non-mortgage-backed securities	—	—	37,211	5,164	37,211	5,164
Mortgage-backed securities:
U.S. obligation residential[2]	19,189	23	—	—	19,189	23
GSE MBS[3]	1,697,226	7,806	1,012,199	13,833	2,709,425	21,639
Private-label residential MBS	5,215	28	110,744	8,826	115,959	8,854
Mortgage-backed securities	1,721,630	7,857	1,122,943	22,659	2,844,573	30,516
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,721,630	$7,857	$1,160,154	$27,823	$2,881,784	$35,680

[1]
Total unrealized losses in Table 4.7 will not agree to total gross unrecognized losses in Table 4.5. Total unrealized losses in Table 4.7 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.8 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2014 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.8

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

[1]
Total unrealized losses in Table 4.8 will not agree to total gross unrecognized losses in Table 4.6. Total unrealized losses in Table 4.8 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2015 and 2014 are shown in Table 4.9 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.9

	12/31/2015			12/31/2014
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	3,260	3,260	3,260	—	—	—
Due after five years through 10 years	12,375	12,375	12,356	17,920	17,920	17,779
Due after 10 years	96,020	96,020	91,013	108,185	108,185	102,391
Non-mortgage-backed securities	111,655	111,655	106,629	126,105	126,105	120,170
Mortgage-backed securities	4,667,112	4,659,162	4,658,466	4,742,856	4,731,082	4,748,872
TOTAL	$4,778,767	$4,770,817	$4,765,095	$4,868,961	$4,857,187	$4,869,042

Table 4.10 details interest rate payment terms for the amortized cost of held-to-maturity securities as of December 31, 2015 and 2014 (in thousands):

Table 4.10

	12/31/2015	12/31/2014
Non-mortgage-backed securities:
Fixed rate	$—	$9,335
Variable rate	111,655	116,770
Non-mortgage-backed securities	111,655	126,105
Mortgage-backed securities:
Fixed rate	324,177	423,356
Variable rate	4,342,935	4,319,500
Mortgage-backed securities	4,667,112	4,742,856
TOTAL	$4,778,767	$4,868,961

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the year ended December 31, 2015 and are included in other income (loss). All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 4.11 presents details of the sales (in thousands):

Table 4.11

12/31/2015
Proceeds from sale of held-to-maturity securities	$4,106
Carrying value of held-to-maturity securities sold	(3,716)
NET REALIZED GAINS (LOSSES)	$390

Other-than-temporary Impairment: For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2015 (that is, securities for which the FHLBank determined that it was more likely than not that the amortized cost basis would not be recovered), Table 4.12 presents a summary of the significant inputs used to measure the amount of credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the FHLBank will experience a loss on the security. The calculated averages represent the dollar-weighted averages of all the private-label MBS/asset-backed securities (ABS) investments in each category shown. Private-label MBS/ABS are classified as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS/ABS.

Table 4.12

Year of Securitization	Significant Inputs			Current Credit Enhancements
	Prepayment Rates	Default Rates	Loss Severities
Private-label residential MBS:
Prime	13.5%	7.7%	34.5%	7.0%
Alt-A	13.6	13.8	37.3	4.3
Total private-label residential MBS	13.6%	12.5%	36.7%	4.8%

Home equity loan ABS:
Subprime	2.1%	5.3%	82.4%	5.1%

For the 20 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of December 31, 2015 are presented in Table 4.13 (in thousands):

Table 4.13

	12/31/2015
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$12,754	$11,858	$11,064	$11,781
Alt-A	38,999	34,718	27,562	32,981
TOTAL	$51,753	$46,576	$38,626	$44,762

Table 4.14 presents a roll-forward of OTTI activity for the years ended December 31, 2015, 2014, and 2013 related to credit losses recognized in earnings (in thousands):

Table 4.14

	2015	2014	2013
Balance, beginning of period	$9,406	$9,917	$11,291
Additional charge on securities for which OTTI was not previously recognized	1	—	—
Additional charge on securities for which OTTI was previously recognized[1]	825	520	530
Realized principal losses on securities matured or sold during the period	(1,684)	—	—
Amortization of credit component of OTTI[2]	(763)	(1,031)	(1,904)
Balance, end of period	$7,785	$9,406	$9,917

[1]	For the years ended December 31, 2015, 2014 and 2013, securities previously impaired represent all securities that were impaired prior to January 1, 2015, 2014 and 2013, respectively.

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

As of December 31, 2015, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2015 and 2014, the FHLBank had advances outstanding at interest rates ranging from 0.22 percent to 7.41 percent and 0.11 percent to 8.01 percent, respectively. Table 5.1 presents advances summarized by year of contractual maturity as of December 31, 2015 and 2014 (dollars in thousands):

Table 5.1

	12/31/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,230,853	0.65%	$6,996,975	0.59%
Due after one year through two years	2,465,866	2.49	1,513,363	2.14
Due after two years through three years	1,816,690	2.02	2,345,877	2.58
Due after three years through four years	970,726	1.43	1,501,614	2.16
Due after four years through five years	803,465	1.84	843,465	1.48
Thereafter	6,186,074	1.17	4,939,587	1.21
Total par value	23,473,674	1.16%	18,140,881	1.32%
Discounts	(17,866)		(24,043)
Hedging adjustments	124,563		186,112
TOTAL	$23,580,371		$18,302,950

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2015 and 2014 include callable advances totaling $6,326,747,000 and $4,825,254,000, respectively. Of these callable advances, there were $6,213,293,000 and $4,697,045,000 of variable rate advances as of December 31, 2015 and 2014, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank may purchase put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2015 and 2014, the FHLBank had convertible advances outstanding totaling $1,472,842,000 and $1,586,242,000, respectively.

Table 5.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2015 and 2014 (in thousands):

Table 5.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2015	12/31/2014	12/31/2015	12/31/2014
Due in one year or less	$16,894,032	$11,526,757	$12,454,894	$8,411,617
Due after one year through two years	2,037,166	1,288,157	1,573,624	1,396,863
Due after two years through three years	1,464,854	1,898,273	1,577,890	1,415,935
Due after three years through four years	630,463	1,136,649	1,033,226	1,232,414
Due after four years through five years	622,489	587,884	830,265	905,965
Thereafter	1,824,670	1,703,161	6,003,775	4,778,087
TOTAL PAR VALUE	$23,473,674	$18,140,881	$23,473,674	$18,140,881

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2015 and 2014 (in thousands):

Table 5.3

	12/31/2015	12/31/2014
Fixed rate:
Due in one year or less	$2,012,929	$1,379,428
Due after one year	6,612,853	6,594,886
Total fixed rate	8,625,782	7,974,314
Variable rate:
Due in one year or less	9,217,924	5,617,547
Due after one year	5,629,968	4,549,020
Total variable rate	14,847,892	10,166,567
TOTAL PAR VALUE	$23,473,674	$18,140,881

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks, thrifts and insurance companies. As of December 31, 2015 and 2014, the FHLBank had outstanding advances of $11,054,000,000 and $7,414,900,000, respectively, to three members that individually held 10 percent or more of the FHLBank’s advances, which represents 47.1 percent and 40.9 percent, respectively, of total outstanding advances. The members were the same each year.

See Note 7 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

See Note 18 for detailed information on transactions with related parties.

See Note 16 for information about the fair value of advances.

NOTE 6 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which have been funded by the FHLBank through or purchased from its participating members. These mortgage loans are government-insured or guaranteed loans (by the FHA, the VA, the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2015 and 2014 on mortgage loans held for portfolio (in thousands):

Table 6.1

	12/31/2015	12/31/2014
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,456,406	$1,531,229
Fixed rate, long-term, single-family mortgages	4,830,091	4,596,914
Total unpaid principal balance	6,286,497	6,128,143
Premiums	100,502	100,353
Discounts	(2,440)	(3,008)
Deferred loan costs, net	596	830
Other deferred fees	(118)	(168)
Hedging adjustments	7,643	8,572
Total before Allowance for Credit Losses on Mortgage Loans	6,392,680	6,234,722
Allowance for Credit Losses on Mortgage Loans	(1,972)	(4,550)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,390,708	$6,230,172

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 6.2 presents information as of December 31, 2015 and 2014 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2015	12/31/2014
Conventional loans	$5,663,709	$5,497,001
Government-guaranteed or insured loans	622,788	631,142
TOTAL UNPAID PRINCIPAL BALANCE	$6,286,497	$6,128,143

See Note 7 for information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses.

See Note 18 for detailed information on transactions with related parties.

See Note 16 for information about the fair value of mortgage loans held for portfolio.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type and level of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2015 and 2014, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2015 and 2014, the FHLBank did not have any advances that were past due, on nonaccrual status or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2015 and 2014.

Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products. Accordingly, as of December 31, 2015 and 2014, the FHLBank has not recorded any allowance for credit losses on credit products, nor has it recorded any liability to reflect an allowance for credit losses for off‑balance sheet credit exposures. For additional information on the FHLBank’s off-balance sheet credit exposure, see Note 17.

Government Mortgage Loans Held For Portfolio: The FHLBank invests in government-guaranteed or insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on these loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee. Based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans. Further, as of December 31, 2015 and 2014, none of these mortgage loans have been placed on non-accrual status or were considered impaired because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

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

▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s CE obligation. If the FHLBank experiences losses in a master commitment, these losses will either be: (1) recovered through the withholding of future performance-based CE fees from the PFI; or (2) absorbed by the FHLBank. As of December 31, 2015 and 2014, the FHLBank’s exposure under the FLA was $39,094,000 and $34,635,000, respectively.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of double-A by an NRSRO. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase supplemental mortgage insurance (SMI) from mortgage insurers. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses. As of December 31, 2015 and 2014, CE obligations available to cover losses in excess of the FLA were $462,915,000 and $413,279,000, respectively.

The FHLBank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to participating members for the years ended December 31, 2015, 2014, and 2013 (in thousands):

Table 7.1

	2015	2014	2013
CE fees paid to PFIs	$5,251	$5,010	$4,861
Performance-based CE fees recovered from PFIs	(128)	(123)	(157)
NET CE FEES PAID	$5,123	$4,887	$4,704

Mortgage Loans Evaluated at the Individual Master Commitment Level: The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment.

Collectively Evaluated Mortgage Loans: The credit risk analysis of conventional loans evaluated collectively for impairment considers loan pool specific attribute data, including historical delinquency migration, applies estimated loss severities, and incorporates the associated credit enhancements in order to determine the FHLBank’s best estimate of probable incurred losses. Migration analysis is a methodology for determining, through the FHLBank’s experience over a historical period, the rate of default on pools of similar loans. The FHLBank applies migration analysis to loans based on the following categories: (1) loans in foreclosure; (2) nonaccrual loans; (3) delinquent loans; and (4) all other remaining loans. The FHLBank then estimates how many loans in these categories may migrate to a realized loss position and applies a loss severity factor to estimate losses incurred as of the Statement of Condition date.

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

Direct Financing Lease Receivable: The FHLBank has a recorded investment in a direct financing lease receivable with a member for a building complex and property. Under the office complex agreement, the FHLBank has all rights and remedies under the lease agreement as well as all rights and remedies available under the member’s Advance, Pledge and Security Agreement. Consequently, the FHLBank can apply any excess collateral securing credit products to any shortfall in the leasing arrangement. As of December 31, 2015 and 2014, the direct financing lease receivable was not past due, on nonaccrual status or considered impaired.

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of December 31, 2015 and 2014, and any such investments acquired during the periods ended December 31, 2015 and 2014 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of December 31, 2015 and 2014, and any such investments acquired during the periods ended December 31, 2015 and 2014 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: Table 7.2 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2015 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2015 (in thousands):

Table 7.2

	12/31/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$4,550	$—	$—	$—	$4,550
Net charge-offs	(669)	—	—	—	(669)
(Reversal) provision for credit losses	(1,909)	—	—	—	(1,909)
Balance, end of period	$1,972	$—	$—	$—	$1,972

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,972	—	—	—	1,972

Recorded investment[2], end of period:
Individually evaluated for impairment	$11,456	$—	$23,603,691	$19,771	$23,634,918
Collectively evaluated for impairment	5,773,396	639,084	—	—	6,412,480
Total	$5,784,852	$639,084	$23,603,691	$19,771	$30,047,398

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 7.3 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2014 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2014 (in thousands):

Table 7.3

	12/31/2014
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$6,748	$—	$—	$—	$6,748
Net charge-offs	(583)	—	—	—	(583)
(Reversal) provision for credit losses	(1,615)	—	—	—	(1,615)
Balance, end of period	$4,550	$—	$—	$—	$4,550

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	4,550	—	—	—	4,550

Recorded investment[2], end of period:
Individually evaluated for impairment	$—	$—	$18,323,374	$21,415	$18,344,789
Collectively evaluated for impairment	5,617,281	648,492	—	—	6,265,773
Total	$5,617,281	$648,492	$18,323,374	$21,415	$24,610,562

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 7.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2015 (dollar amounts in thousands):

Table 7.4

	12/31/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$39,016	$19,426	$—	$—	$58,442
Past due 60-89 days delinquent	7,093	4,696	—	—	11,789
Past due 90 days or more delinquent	12,475	8,021	—	—	20,496
Total past due	58,584	32,143	—	—	90,727
Total current loans	5,726,268	606,941	23,603,691	19,771	29,956,671
Total recorded investment	$5,784,852	$639,084	$23,603,691	$19,771	$30,047,398

Other delinquency statistics:
In process of foreclosure, included above[3]	$3,661	$2,947	$—	$—	$6,608
Serious delinquency rate[4]	0.2%	1.3%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$8,021	$—	$—	$8,021
Loans on non-accrual status[5]	$15,976	$—	$—	$—	$15,976

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,320,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.5 summarizes the key credit quality indicators for the FHLBank’s mortgage loans as of December 31, 2014 (dollar amounts in thousands):

Table 7.5

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

Individually Evaluated Impaired Loans: Table 7.6 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of December 31, 2015 (in thousands):

Table 7.6

	12/31/2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$11,456	$11,417	$—
With an allowance	—	—	—
TOTAL	$11,456	$11,417	$—

Table 7.7 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the year ended December 31, 2015 (in thousands):

Table 7.7

	2015
	Average Recorded Investment	Interest Income Recognized
With no related allowance	$13,399	$356
With an allowance	91	—
TOTAL	$13,490	$356

The FHLBank had $3,922,000 and $4,628,000 classified as REO recorded in other assets as of December 31, 2015 and 2014, respectively.

NOTE 8 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: The FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its interest-bearing liabilities that finance these assets. The goal of the FHLBank’s interest-rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the FHLBank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities.

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

▪
As an economic hedge to manage certain defined risks in its statement of condition. These hedges are primarily used to manage mismatches between the coupon features of its assets and liabilities. For example, the FHLBank may use derivatives in its overall interest rate risk management activities to manage the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of its assets (both advances and investments) and to manage the interest rate sensitivity of advances or investments to approximate more closely the interest rate sensitivity of its liabilities; and

▪
As an intermediary hedge to meet the asset/liability management needs of its members. The FHLBank acts as an intermediary by entering into derivatives with its members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank.

Derivative financial instruments are used by the FHLBank when they are considered to be the most cost-effective alternative to achieve the FHLBank’s financial and risk management objectives. The FHLBank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

The FHLBank transacts most of its derivatives with large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed through a bilateral agreement with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Derivative Clearing Organization (cleared derivatives).

Once a derivative transaction has been accepted for clearing by a Derivative Clearing Organization (Clearinghouse), the derivative transaction is novated and the executing counterparty is replaced with the Clearinghouse. The FHLBank is not a derivatives dealer and thus, does not trade derivatives for short-term profit.

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

Investments - The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with trading and held-to-maturity securities are designated as economic hedges, and the FHLBank's derivatives associated with available-for-sale securities are designated and qualify as fair value hedges.

Interest rate caps and floors, swaptions and callable swaps may also be used to hedge prepayment and option risk on the MBS held in the FHLBank’s trading, available-for-sale and held-to-maturity portfolios. Many of these derivatives are purchased interest rate caps that hedge interest rate caps embedded in the FHLBank’s trading and held-to-maturity variable rate Agency MBS. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS, they are not specifically linked to individual investment securities and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through earnings.

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

The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. The basis movement associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time the commitment is terminated and the advance or bond is issued. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2015, 2014, and 2013.

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

Table 8.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2015 and 2014 (in thousands):

Table 8.1

	12/31/2015			12/31/2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$10,338,768	$59,828	$136,261	$11,605,502	$89,100	$198,181
Interest rate caps/floors	60,000	—	94	187,000	—	956
Total derivatives designated as hedging relationships	10,398,768	59,828	136,355	11,792,502	89,100	199,137
Derivatives not designated as hedging instruments:
Interest rate swaps	3,158,851	589	78,238	2,416,820	1,402	83,507
Interest rate caps/floors	2,930,800	5,798	9	4,090,800	9,984	36
Mortgage delivery commitments	66,045	71	64	53,004	146	8
Total derivatives not designated as hedging instruments	6,155,696	6,458	78,311	6,560,624	11,532	83,551
TOTAL	$16,554,464	66,286	214,666	$18,353,126	100,632	282,688
Netting adjustments and cash collateral[1]		(14,695)	(183,174)		(67,649)	(247,396)
DERIVATIVE ASSETS AND LIABILITIES		$51,591	$31,492		$32,983	$35,292

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $190,483,000 and $209,164,000 as of December 31, 2015 and 2014, respectively. Cash collateral received was $22,004,000 and $29,417,000 as of December 31, 2015 and 2014, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2015, 2014, and 2013, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 8.2 (in thousands):

Table 8.2

	2015	2014	2013
Derivatives designated as hedging instruments:
Interest rate swaps	$(2,878)	$(2,437)	$(2,334)
Total net gain (loss) related to fair value hedge ineffectiveness	(2,878)	(2,437)	(2,334)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	10,797	31,910	43,347
Interest rate caps/floors	(4,159)	(32,767)	11,682
Net interest settlements	(47,670)	(39,208)	(38,519)
Mortgage delivery commitments	1,067	4,272	(4,052)
Intermediary transactions:
Interest rate swaps	—	—	(17)
Total net gain (loss) related to derivatives not designated as hedging instruments	(39,965)	(35,793)	12,441
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(42,843)	$(38,230)	$10,107

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2015, 2014, and 2013, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 8.3 (in thousands):

Table 8.3

	2015
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$47,544	$(48,323)	$(779)	$(125,346)
Investments	1,750	(1,114)	636	(1,657)
Consolidated obligation bonds	(2,829)	(212)	(3,041)	69,213
Consolidated obligation discount notes	(100)	406	306	215
TOTAL	$46,365	$(49,243)	$(2,878)	$(57,575)

	2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$64,026	$(63,486)	$540	$(142,622)
Consolidated obligation bonds	47,322	(50,299)	(2,977)	90,076
TOTAL	$111,348	$(113,785)	$(2,437)	$(52,546)

	2013
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$186,662	$(183,314)	$3,348	$(158,751)
Consolidated obligation bonds	(158,941)	153,259	(5,682)	101,717
TOTAL	$27,721	$(30,055)	$(2,334)	$(57,034)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations and Finance Agency regulations. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement and held by the member institution for the benefit of the FHLBank.

For cleared derivatives, the Clearinghouse is the FHLBank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies the FHLBank. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral for changes in the value of cleared derivatives is posted daily through a clearing agent.

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

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $24,670,000 and $31,332,000 as of December 31, 2015 and 2014, respectively. The counterparty was the same each period.

Certain of the FHLBank’s uncleared derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of December 31, 2015 and 2014 was $36,302,000 and $50,791,000, respectively, for which the FHLBank has posted collateral with a fair value of $6,622,000 and $16,422,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $17,500,000 and $21,700,000 of collateral to its uncleared derivative counterparties as of December 31, 2015 and 2014, respectively.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2015 and 2014.

The FHLBank’s net exposure on derivative agreements is presented in Note 12.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2015 and 2014 (in thousands):

Table 9.1

	12/31/2015	12/31/2014
Interest-bearing:
Demand	$235,547	$188,886
Overnight	462,500	331,300
Term	18,400	29,400
Total interest-bearing	716,447	549,586
Non-interest-bearing:
Demand	42,919	46,189
Total non-interest-bearing	42,919	46,189
TOTAL DEPOSITS	$759,366	$595,775

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rate paid on interest-bearing deposits was 0.09 percent for each of the years ended December 31, 2015, 2014, and 2013.

The aggregate amount of term deposits with a denomination of $250,000 or more was $18,400,000 and $29,400,000 as of December 31, 2015 and 2014, respectively.

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

The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of 8 of the 11 FHLBanks. Consolidated obligation bonds are issued primarily to raise intermediate- and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are generally issued at less than their face amounts and redeemed at par when they mature.

Although the FHLBank is primarily liable for its portion of consolidated obligations, the FHLBank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $905,201,752,000 and $847,174,797,000 as of December 31, 2015 and 2014, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2015 and 2014 (dollar amounts in thousands):

Table 10.1

	12/31/2015		12/31/2014
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,276,390	0.58%	$6,165,800	0.42%
Due after one year through two years	2,317,615	1.71	3,167,750	1.08
Due after two years through three years	1,760,440	1.71	1,861,935	2.15
Due after three years through four years	823,250	1.72	1,578,940	1.74
Due after four years through five years	1,008,600	1.59	1,678,250	1.54
Thereafter	4,637,500	2.60	5,706,650	2.45
Total par value	19,823,795	1.39%	20,159,325	1.45%
Premiums	19,895		30,739
Discounts	(3,483)		(3,889)
Hedging adjustments	35,048		34,827
TOTAL	$19,875,255		$20,221,002

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

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2015 and 2014 includes callable bonds totaling $6,758,500,000 and $9,726,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2015 and 2014 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2015	12/31/2014
Due in one year or less	$15,594,890	$15,271,800
Due after one year through two years	2,364,615	2,887,750
Due after two years through three years	990,440	1,040,935
Due after three years through four years	215,250	448,940
Due after four years through five years	138,600	155,250
Thereafter	520,000	354,650
TOTAL PAR VALUE	$19,823,795	$20,159,325

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

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2015 and 2014 (in thousands):

Table 10.3

	12/31/2015	12/31/2014
Fixed rate	$12,068,795	$11,847,325
Simple variable rate	6,400,000	5,185,000
Step up/step down	895,000	2,830,000
Fixed to variable rate	370,000	150,000
Range	90,000	122,000
Variable to fixed rate	—	25,000
TOTAL PAR VALUE	$19,823,795	$20,159,325

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

Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 10.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2015	$21,813,746	$21,821,045	0.27%

December 31, 2014	$14,219,612	$14,221,276	0.08%

[1]	Represents yield to maturity excluding concession fees.

Concessions on Consolidated Obligations: Unamortized concessions were $9,521,000 and $10,764,000 as of December 31, 2015 and 2014, respectively, and are included in other assets. Amortization of concessions is included in consolidated obligation interest expense. Amortization of concessions on bonds totaled $4,690,000, $4,504,000 and $5,519,000 in 2015, 2014, and 2013, respectively. Concessions on discount notes totaled $1,587,000, $832,000 and $394,000 in 2015, 2014, and 2013, respectively.

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

Table 11.1 details the change in the AHP liability for the years ended December 31, 2015, 2014, and 2013 (in thousands):

Table 11.1

	2015	2014	2013
Appropriated and reserved AHP funds as of the beginning of the period	$30,863	$35,264	$31,198
AHP set aside based on current year income	10,378	11,783	13,229
Direct grants disbursed	(13,413)	(16,429)	(10,245)
Recaptured funds[1]	183	245	1,082
Appropriated and reserved AHP funds as of the end of the period	$28,011	$30,863	$35,264

[1]
Recaptured funds are direct grants returned to the FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to the FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); (3) over-subsidized projects; or (4) previously disbursed but unused grants.

As of December 31, 2015, the FHLBank’s AHP accrual on its Statements of Condition consisted of $10,802,000 for the 2016 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $17,209,000 for prior years’ AHP (committed but undisbursed).

NOTE 12 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis by clearing agent by Clearinghouse, or by counterparty, when it has met the netting requirements. For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral, including initial and variation margin, received or pledged, and associated accrued interest.

Tables 12.1 and 12.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2015 and 2014 (in thousands):

Table 12.1

12/31/2015
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$62,102	$(53,171)	$8,931	$(71)	$8,860
Cleared derivatives	4,184	38,476	42,660	—	42,660
Total derivative assets	66,286	(14,695)	51,591	(71)	51,520
Securities purchased under agreements to resell	3,945,000	—	3,945,000	(3,945,000)	—
TOTAL	$4,011,286	$(14,695)	$3,996,591	$(3,945,071)	$51,520

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

Tables 12.3 and 12.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2015 and 2014 (in thousands):

Table 12.3

12/31/2015
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$159,334	$(127,842)	$31,492	$(73)	$31,419
Cleared derivatives	55,332	(55,332)	—	—	—
Total derivative liabilities	214,666	(183,174)	31,492	(73)	31,419
TOTAL	$214,666	$(183,174)	$31,492	$(73)	$31,419

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

NOTE 13 – CAPITAL

Capital Requirements: The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Finance Agency’s capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.

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

Table 13.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2015 and 2014 (dollar amounts in thousands):

Table 13.1

	12/31/2015		12/31/2014
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$331,821	$1,681,247	$334,484	$1,392,962
Total regulatory capital-to-asset ratio	4.0%	4.2%	4.0%	4.4%
Total regulatory capital	$1,777,426	$1,863,468	$1,474,159	$1,605,361
Leverage capital ratio	5.0%	6.1%	5.0%	6.2%
Leverage capital	$2,221,783	$2,704,091	$1,842,699	$2,301,842

Capital Stock: The FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of the FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling Acquired Member Assets (AMA) to the FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member less the member’s Asset-based Stock Purchase Requirement. There are currently no Activity-based Stock Purchase Requirements for AMA, letters of credit or derivatives.

The percentages listed above are subject to change by the FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require the FHLBank to request Finance Agency approval of an amended capital plan. See Note 18 for detailed information on transactions with related parties.

Any member may make a written request not in connection with a notice of withdrawal or attaining non-member status for the redemption of a part of its Class A Common Stock or all or part of its Class B Common Stock (i.e., excess stock redemption request). Within five business days of receipt of a member’s written redemption request, the FHLBank may notify the member that it declines to repurchase the excess stock before the end of that five business day period, at which time the applicable redemption period shall commence. Otherwise, the FHLBank will repurchase any excess stock within the five business day period. The redemption periods are six months for Class A Common Stock and five years for Class B Common Stock. Subject to certain limitations, the FHLBank may choose to repurchase a member’s excess stock on or before the end of the applicable redemption period.

The GLB Act made membership voluntary for all members. Finance Agency regulations provide members that withdraw from membership may not be readmitted to membership, or acquire any capital stock of any FHLBank, for a period of five years from the date on which the institution's membership terminated and it divested all of its shares of FHLBank stock.

Stock Dividends: The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2015, 2014, and 2013 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Table 13.2 provides the related dollar amounts for activities recorded in “Mandatorily redeemable capital stock” during the years ended December 31, 2015, 2014, and 2013 (in thousands):

Table 13.2

	2015	2014	2013
Balance, beginning of period	$4,187	$4,764	$5,665
Capital stock subject to mandatory redemption reclassified from equity during the period	586,192	393,848	356,841
Redemption or repurchase of mandatorily redeemable capital stock during the period	(587,674)	(394,463)	(357,765)
Stock dividend classified as mandatorily redeemable capital stock during the period	34	38	23
Balance, end of period	$2,739	$4,187	$4,764

Table 13.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2015 and 2014 (in thousands). The year of redemption in Table 13.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 13.3

Contractual Year of Repurchase	12/31/2015	12/31/2014
Year 1	$407	$53
Year 2	1	—
Year 3	1	1
Year 4	—	2
Year 5	196	—
Past contractual redemption date due to remaining activity[1]	2,134	4,131
TOTAL	$2,739	$4,187

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2015, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The Finance Agency implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the Finance Agency for the fourth quarter of 2015, the FHLBank has been classified as adequately capitalized.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 14.1 summarizes the changes in AOCI for the years ended December 31, 2015, 2014, and 2013 (in thousands):

Table 14.1

	Net Unrealized Gain (Loss) on Available-for-Sale Securities (Note 4)	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2012	$—	$(20,846)	$(4,411)	$(25,257)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses		(19)		(19)
Accretion of non-credit loss		4,340		4,340
Net gain (loss) - defined benefit pension plan			1,667	1,667
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		522		522
Amortization of net loss - defined benefit pension plan[2]			386	386
Net current period other comprehensive income (loss)	—	4,843	2,053	6,896
Balance at December 31, 2013	—	(16,003)	(2,358)	(18,361)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses		(4)		(4)
Accretion of non-credit loss		3,713		3,713
Net gain (loss) - defined benefit pension plan			(1,923)	(1,923)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		520		520
Amortization of net loss - defined benefit pension plan[2]			148	148
Net current period other comprehensive income (loss)	—	4,229	(1,775)	2,454
Balance at December 31, 2014	—	(11,774)	(4,133)	(15,907)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(8,577)			(8,577)
Non-credit OTTI losses		(206)		(206)
Accretion of non-credit loss		3,012		3,012
Non-credit loss included in basis of securities sold		267		267
Net gain (loss) - defined benefit pension plan			1,268	1,268
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		751		751
Amortization of net loss - defined benefit pension plan[2]			415	415
Net current period other comprehensive income (loss)	(8,577)	3,824	1,683	(3,070)
Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2014. For the Pentegra Defined Benefit Plan years ended June 30, 2014 and 2013, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. Table 15.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 15.1

	2015	2014	2013
Net pension cost charged to compensation and benefits expense	$2,004	$1,604	$2,510
Pentegra Defined Benefit Plan funded status as of July 1[1]	106.9%	111.4%	101.3%
FHLBank's funded status as of July 1	108.1%	117.1%	105.6%

[1]
The funded status as of July 1, 2015 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2015 through March 15, 2016. Contributions made on or before March 15, 2016, and designated for the plan year ended June 30, 2015, will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year July 1, 2015 through June 30, 2016 is filed (this Form 5500 is due to be filed no later than April 2017). The funded status as of July 1, 2014 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2014 through March 15, 2015. Contributions made on or before March 15, 2015, and designated for the plan year ended June 30, 2014, will be included in the final valuation as of July 1, 2014. The final funded status as of July 1, 2014 will not be available until the Form 5500 for the plan year July 1, 2014 through June 30, 2015 is filed (this Form 5500 is due to be filed no later than April 2016).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $1,129,000, $1,046,000 and $962,000 to the Pentegra Defined Contribution Plan in 2015, 2014, and 2013, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,452,000, $1,081,000 and $1,295,000 in 2015, 2014, and 2013, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $555,000, $432,000 and $427,000 in 2015, 2014, and 2013, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2015 and 2014 are presented in Table 15.2 (in thousands):

Table 15.2

	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,560	$10,925
Service cost	523	408
Interest cost	510	509
Benefits paid	(206)	(205)
Net (gain) loss	(1,268)	1,923
Projected benefit obligation at end of year	13,119	13,560
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	206	205
Benefits paid	(206)	(205)
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$13,119	$13,560

Table 15.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2015, 2014, and 2013 (in thousands):

Table 15.3

	2015	2014	2013
Service cost	$523	$408	$469
Interest cost	510	509	437
Amortization of net loss	415	148	386
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,448	$1,065	$1,292

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $190,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2015.

Table 15.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2015, 2014, and 2013 (dollar amounts in thousands):

Table 15.4

	2015	2014	2013
Discount rate - benefit obligation	4.00%	3.75%	4.75%
Discount rate - net periodic benefit cost	3.75%	4.75%	3.75%
Salary increases	4.83%	5.03%	5.03%
Amortization period (years)	7	8	8
Accumulated benefit obligation	$11,070	$11,196	$9,220

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2016 will be $295,000.

The FHLBank’s estimated future benefit payments are presented in Table 15.5 (in thousands):

Table 15.5

Year ending December 31,	Estimated Benefit Payments
2016	$295
2017	366
2018	462
2019	548
2020	667
2021 through 2025	4,697

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2015 and 2014.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2015 and 2014.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of December 31, 2015 and 2014 are summarized in Tables 16.1 and 16.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 16.1

	12/31/2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$682,670	$682,670	$682,670	$—	$—	$—
Interest-bearing deposits	100,594	100,594	—	100,594	—	—
Securities purchased under agreements to resell	3,945,000	3,945,000	—	3,945,000	—	—
Federal funds sold	2,000,000	2,000,000	—	2,000,000	—	—
Trading securities	2,294,606	2,294,606	—	2,294,606	—	—
Available-for-sale securities	495,063	495,063	—	495,063	—	—
Held-to-maturity securities	4,770,817	4,765,095	—	4,497,911	267,184	—
Advances	23,580,371	23,609,868	—	23,609,868	—	—
Mortgage loans held for portfolio, net of allowance	6,390,708	6,571,563	—	6,569,749	1,814	—
Accrued interest receivable	79,233	79,233	—	79,233	—	—
Derivative assets	51,591	51,591	—	66,286	—	(14,695)
Liabilities:
Deposits	759,366	759,366	—	759,366	—	—
Consolidated obligation discount notes	21,813,746	21,813,507	—	21,813,507	—	—
Consolidated obligation bonds	19,875,255	19,851,097	—	19,851,097	—	—
Mandatorily redeemable capital stock	2,739	2,739	2,739	—	—	—
Accrued interest payable	52,281	52,281	—	52,281	—	—
Derivative liabilities	31,492	31,492	—	214,666	—	(183,174)
Other Asset (Liability):
Standby letters of credit	(1,078)	(1,078)	—	(1,078)	—	—
Standby bond purchase agreements	98	6,995	—	6,995	—	—
Advance commitments	—	(3,737)	—	(3,737)	—	—

Table 16.2

	12/31/2014
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$2,545,311	$2,545,311	$2,545,311	$—	$—	$—
Interest-bearing deposits	1,163	1,163	—	1,163	—	—
Securities purchased under agreements to resell	1,225,000	1,225,000	—	1,225,000	—	—
Federal funds sold	2,075,000	2,075,000	—	2,075,000	—	—
Trading securities	1,462,049	1,462,049	—	1,462,049	—	—
Held-to-maturity securities	4,857,187	4,869,042	—	4,513,082	355,960	—
Advances	18,302,950	18,366,465	—	18,366,465	—	—
Mortgage loans held for portfolio, net of allowance	6,230,172	6,475,740	—	6,475,740	—	—
Accrued interest receivable	70,923	70,923	—	70,923	—	—
Derivative assets	32,983	32,983	—	100,632	—	(67,649)
Liabilities:
Deposits	595,775	595,775	—	595,775	—	—
Consolidated obligation discount notes	14,219,612	14,219,385	—	14,219,385	—	—
Consolidated obligation bonds	20,221,002	20,207,029	—	20,207,029	—	—
Mandatorily redeemable capital stock	4,187	4,187	4,187	—	—	—
Accrued interest payable	58,243	58,243	—	58,243	—	—
Derivative liabilities	35,292	35,292	—	282,688	—	(247,396)
Other Asset (Liability):
Standby letters of credit	(926)	(926)	—	(926)	—	—
Standby bond purchase agreements	222	4,738	—	4,738	—	—
Advance commitments	—	(257)	—	(257)	—	—

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

As of December 31, 2015, four prices were received for substantially all of the FHLBank’s non-MBS long-term holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2015 and 2014.

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

As of December 31, 2015, four vendor prices were received for substantially all of the FHLBank’s MBS/ABS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS/ABS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2015 and 2014.

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

Derivative Assets/Liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of the FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. In addition, the FHLBank requires collateral agreements with collateral delivery thresholds on the majority of its uncleared derivatives. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

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

Fair Value Measurements: Tables 16.3 and 16.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the period ended December 31, 2015 and 2014 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the carrying amount. For additional information on the valuation of impaired loans, see Note 7. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 16.3

	12/31/2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2,3]	$1,338,639	$—	$1,338,639	$—	$—
U.S. obligation MBS[4]	801	—	801	—	—
GSE MBS[5]	955,166	—	955,166	—	—
Total trading securities	2,294,606	—	2,294,606	—	—
Available-for-sale securities:
GSE MBS[6]	495,063	—	495,063	—	—
Total available-for-sale securities	495,063	—	495,063	—	—
Derivative assets:
Interest-rate related	51,520	—	66,215	—	(14,695)
Mortgage delivery commitments	71	—	71	—	—
Total derivative assets	51,591	—	66,286	—	(14,695)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,841,260	$—	$2,855,955	$—	$(14,695)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$31,428	$—	$214,602	$—	$(183,174)
Mortgage delivery commitments	64	—	64	—	—
Total derivative liabilities	31,492	—	214,666	—	(183,174)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$31,492	$—	$214,666	$—	$(183,174)

Nonrecurring fair value measurements - Assets[7]:
Held-to-maturity securities:
Private-label residential MBS	$6,151	$—	$—	$6,151	$—
Impaired mortgage loans	1,823	—	—	1,823	—
Real estate owned	2,168	—	—	2,168	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,142	$—	$—	$10,142	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	See Note 19 for transactions with other FHLBanks.

[4]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Represents multi-family MBS issued by Fannie Mae.

[7]	Includes assets adjusted to fair value during the year ended December 31, 2015 and still outstanding as of December 31, 2015.

Table 16.4

	12/31/2014
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$25,016	$—	$25,016	$—	$—
GSE obligations[2,3]	1,299,979	—	1,299,979	—	—
U.S. obligation MBS[4]	963	—	963	—	—
GSE MBS[5]	136,091	—	136,091	—	—
Total trading securities	1,462,049	—	1,462,049	—	—
Derivative assets:
Interest-rate related	32,837	—	100,486	—	(67,649)
Mortgage delivery commitments	146	—	146	—	—
Total derivative assets	32,983	—	100,632	—	(67,649)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,495,032	$—	$1,562,681	$—	$(67,649)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$35,284	$—	$282,680	$—	$(247,396)
Mortgage delivery commitments	8	—	8	—	—
Total derivative liabilities	35,292	—	282,688	—	(247,396)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$35,292	$—	$282,688	$—	$(247,396)

Nonrecurring fair value measurements - Assets:
Held-to-maturity securities[6]:
Private-label residential MBS	$134	$—	$—	$134	$—
Real estate owned[7]	927	—	—	927	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,061	$—	$—	$1,061	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac and Farm Credit. GSE securities are not guaranteed by the U.S. government.

[3]	See Note 19 for transactions with other FHLBanks.

[4]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[5]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[6]	Excludes impaired securities with carrying values less than their fair values at date of impairment.

[7]	Includes REO written down to fair value during the quarter ended December 31, 2014 and still outstanding as of December 31, 2014.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation and as described in Note 10, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $863,556,912,000 and $812,794,196,000 as of December 31, 2015 and 2014, respectively. To the extent that an FHLBank makes any consolidated obligation payment on behalf of another FHLBank, the paying FHLBank is entitled to reimbursement from the FHLBank with primary liability. However, if the Finance Agency determines that the primary obligor is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis that the Finance Agency may determine. No FHLBank has ever failed to make any payment on a consolidated obligation for which it was the primary obligor. As a result, the regulatory provisions for directing other FHLBanks to make payments on behalf of another FHLBank or allocating the liability among other FHLBanks have never been invoked.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for the FHLBank’s consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2015, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2015 and 2014, off-balance sheet commitments are presented in Table 17.1 (in thousands):

Table 17.1

	12/31/2015			12/31/2014
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,795,968	$16,598	$2,812,566	$2,544,683	$9,880	$2,554,563
Advance commitments outstanding	104,473	24,950	129,423	—	32,796	32,796
Commitments for standby bond purchases	314,742	1,108,133	1,422,875	759,725	785,250	1,544,975
Commitments to fund or purchase mortgage loans	66,045	—	66,045	53,004	—	53,004
Commitments to issue consolidated bonds, at par	55,000	—	55,000	50,000	—	50,000
Commitments to issue consolidated discount notes, at par	1,154,355	—	1,154,355	—	—	—

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2015, outstanding standby letters of credit had original terms of 6 days to 10 years with a final expiration in 2020. As of December 31, 2014, outstanding standby letters of credit had original terms of 2 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,078,000 and $926,000 as of December 31, 2015 and 2014, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s MPP. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2018, though some are renewable at the option of the FHLBank. As of December 31, 2015 and 2014, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2015 and 2014.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $7,000 and $138,000 as of December 31, 2015 and 2014, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Lease Commitments: Net rental costs under operating leases of approximately $73,000, $115,000 and $118,000 in 2015, 2014, and 2013, respectively, for premises and equipment have been charged to other operating expenses. Total future minimum net rentals, which extend no later than 2020, are $347,000.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2015, the total original par value of customer securities held by the FHLBank under this arrangement was $42,166,054,000.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2015 and 2014, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 18.1 and 18.2 present information as of December 31, 2015 and 2014 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2015 or 2014 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 18.1

12/31/2015
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$500	0.3%	$218,915	21.3%	$219,415	18.1%
MidFirst Bank	OK	500	0.3	172,718	16.8	173,218	14.3
TOTAL		$1,000	0.6%	$391,633	38.1%	$392,633	32.4%

Table 18.2

12/31/2014
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$124,781	16.3%	$125,281	12.8%
Capitol Federal Savings Bank	KS	2,700	1.3	118,606	15.5	121,306	12.4
Bank of Oklahoma, NA	OK	12,133	5.7	94,153	12.3	106,286	10.9
TOTAL		$15,333	7.2%	$337,540	44.1%	$352,873	36.1%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2015 and 2014 are summarized in Table 18.3 (dollar amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory stock.

Table 18.3

	12/31/2015		12/31/2014		12/31/2015		12/31/2014
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Bank of Oklahoma, NA	$4,800,000	20.4%	$2,103,400	11.6%	$21,492	2.8%	$2,534	0.4%
MidFirst Bank	3,779,000	16.1	2,736,500	15.1	541	0.1	567	0.1
Capitol Federal Savings Bank			2,575,000	14.2			1,737	0.3
TOTAL	$8,579,000	36.5%	$7,414,900	40.9%	$22,033	2.9%	$4,838	0.8%

Bank of Oklahoma, NA and MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2015 and 2014. Additionally, Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the year ended December 31, 2014.

Transactions with FHLBank Directors’ Financial Institutions: Table 18.4 presents information as of December 31, 2015 and 2014 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 18.4

	12/31/2015		12/31/2014
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$150,566	0.6%	$219,239	1.2%

Deposits	$7,895	1.0%	$8,524	1.4%

Class A Common Stock	$4,023	2.2%	$4,175	2.0%
Class B Common Stock	4,725	0.5	7,419	1.0
TOTAL CAPITAL STOCK	$8,748	0.7%	$11,594	1.2%

Table 18.5 presents mortgage loans acquired during the years ended December 31, 2015 and 2014 for members that had an officer or director serving on the FHLBank’s board of directors in 2015 or 2014 (dollar amounts in thousands).

Table 18.5

	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$115,182	9.9%	$90,894	8.7%

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

See Note 7 for additional information on the direct financing lease.

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2015, 2014, and 2013 as presented in Table 19.1 (in thousands). All transactions occurred at market prices.

Table 19.1

Business Activity	2015	2014	2013
Average overnight interbank loan balances to other FHLBanks[1]	$2,252	$907	$1,847
Average overnight interbank loan balances from other FHLBanks[1]	5,992	3,014	13,671
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	1,208	698	2,115
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	3,477	3,259	3,126
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	150,500
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

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $224,754,000 and $229,177,000 as of December 31, 2015 and 2014, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $9,011,000, $9,019,000, and $7,151,000 for the years ended December 31, 2015, 2014, and 2013, respectively.