Form 10-Q
period 2016-09-30
Federal Home Loan Bank of Topeka
filed 2016-11-03
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
November 1, 2016
Class A Stock, par value $100 per share	2,130,051
Class B Stock, par value $100 per share	12,569,996

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2016	12/31/2015
ASSETS
Cash and due from banks	$4,778	$682,670
Interest-bearing deposits	286,956	100,594
Securities purchased under agreements to resell (Note 10)	3,330,000	3,945,000
Federal funds sold	1,250,000	2,000,000

Investment securities:
Trading securities (Note 3)	2,865,841	2,294,606
Available-for-sale securities[1] (Note 3)	1,111,754	495,063
Held-to-maturity securities[2] (Note 3)	4,547,786	4,770,817
Total investment securities	8,525,381	7,560,486

Advances (Notes 4, 6)	26,723,461	23,580,371

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,556,176	6,392,680
Less allowance for credit losses on mortgage loans (Note 6)	(1,660)	(1,972)
Mortgage loans held for portfolio, net	6,554,516	6,390,708

Accrued interest receivable	67,678	79,233
Premises, software and equipment, net	12,103	8,306
Derivative assets, net (Notes 7, 10)	63,304	51,591
Other assets	28,438	27,174

TOTAL ASSETS	$46,846,615	$44,426,133

LIABILITIES
Deposits (Note 8)	$682,059	$759,366

Consolidated obligations, net:
Discount notes (Note 9)	25,518,065	21,813,446
Bonds (Note 9)	18,383,598	19,866,034
Total consolidated obligations, net	43,901,663	41,679,480

Mandatorily redeemable capital stock (Note 11)	3,025	2,739
Accrued interest payable	50,655	52,281
Affordable Housing Program payable	32,448	28,011
Derivative liabilities, net (Notes 7, 10)	37,681	31,492
Other liabilities	80,529	31,012

TOTAL LIABILITIES	44,788,060	42,584,381

Commitments and contingencies (Note 14)

1    Amortized cost: $1,109,595 and $503,640 as of September 30, 2016 and December 31, 2015, respectively.
2    Fair value: $4,537,545 and $4,765,095 as of September 30, 2016 and December 31, 2015, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2016	12/31/2015
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,590 and 1,797 shares issued and outstanding) (Note 11)	$158,984	$179,683
Class B ($100 par value; 11,929 and 10,293 shares issued and outstanding) (Note 11)	1,192,890	1,029,264
Total capital stock	1,351,874	1,208,947

Retained earnings:
Unrestricted	597,533	560,166
Restricted	115,696	91,616
Total retained earnings	713,229	651,782

Accumulated other comprehensive income (loss) (Note 12)	(6,548)	(18,977)

TOTAL CAPITAL	2,058,555	1,841,752

TOTAL LIABILITIES AND CAPITAL	$46,846,615	$44,426,133

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
INTEREST INCOME:
Interest-bearing deposits	$614	$57	$1,400	$166
Securities purchased under agreements to resell	3,370	1,267	8,947	2,845
Federal funds sold	1,221	438	4,033	1,582
Trading securities	15,410	19,781	51,540	45,639
Available-for-sale securities	3,420	5	8,239	5
Held-to-maturity securities	11,874	9,878	35,205	30,158
Advances	57,961	36,644	167,882	102,213
Prepayment fees on terminated advances	1,137	236	1,746	1,324
Mortgage loans held for portfolio	50,164	50,552	153,457	153,023
Other	306	344	947	1,050
Total interest income	145,477	119,202	433,396	338,005

INTEREST EXPENSE:
Deposits	237	139	697	438
Consolidated obligations:
Discount notes	25,323	5,166	70,502	12,419
Bonds	56,681	52,103	169,728	149,449
Mandatorily redeemable capital stock (Note 11)	22	10	63	32
Other	74	64	214	183
Total interest expense	82,337	57,482	241,204	162,521

NET INTEREST INCOME	63,140	61,720	192,192	175,484
(Reversal) provision for credit losses on mortgage loans (Note 6)	329	(398)	(140)	(2,192)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	62,811	62,118	192,332	177,676

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	—	(80)	(65)	(265)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(30)	(132)	3	(386)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(30)	(212)	(62)	(651)
Net gain (loss) on trading securities (Note 3)	(3,826)	16,820	63,904	(9,395)
Net gain (loss) on derivatives and hedging activities (Note 7)	9,557	(49,721)	(84,225)	(51,367)
Standby bond purchase agreement commitment fees	1,344	1,398	4,056	4,236
Letters of credit fees	911	821	2,666	2,430
Other	752	638	1,966	1,738
Total other income (loss)	8,708	(30,256)	(11,695)	(53,009)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
OTHER EXPENSES:
Compensation and benefits	$11,798	$9,881	$28,260	$26,007
Other operating	3,749	3,314	11,379	11,191
Federal Housing Finance Agency	697	493	2,204	1,601
Office of Finance	683	627	2,035	1,951
Other	1,008	872	2,975	3,150
Total other expenses	17,935	15,187	46,853	43,900

INCOME BEFORE ASSESSMENTS	53,584	16,675	133,784	80,767

Affordable Housing Program	5,361	1,669	13,385	8,080

NET INCOME	$48,223	$15,006	$120,399	$72,687

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Net income	$48,223	$15,006	$120,399	$72,687

Other comprehensive income:
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	8,434	(763)	10,736	(763)
Total net unrealized gains/losses on available-for-sale securities	8,434	(763)	10,736	(763)

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	—	(24)	(62)	(205)
Reclassification of non-credit portion included in net income	30	156	59	591
Accretion of non-credit portion	479	653	1,554	2,394
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	509	785	1,551	2,780

Defined benefit pension plan:
Amortization of net loss	47	99	142	297
Total defined benefit pension plan	47	99	142	297

Total other comprehensive income	8,990	121	12,429	2,314

TOTAL COMPREHENSIVE INCOME	$57,213	$15,127	$132,828	$75,001

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Proceeds from issuance of capital stock	18	1,843	9,647	964,691	9,665	966,534					966,534
Repurchase/redemption of capital stock	(3,141)	(314,124)	(93)	(9,367)	(3,234)	(323,491)					(323,491)
Comprehensive income							58,150	14,537	72,687	2,314	75,001
Net reclassification of shares to mandatorily redeemable capital stock	(23)	(2,226)	(3,200)	(320,013)	(3,223)	(322,239)					(322,239)
Net transfer of shares between Class A and Class B	3,237	323,691	(3,237)	(323,691)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(222)		(222)		(222)
Stock issued			496	49,569	496	49,569	(49,569)		(49,569)		—
Balance at September 30, 2015	2,174	$217,457	11,270	$1,126,957	13,444	$1,344,414	$562,548	$87,481	$650,029	$(13,593)	$1,980,850

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752
Proceeds from issuance of capital stock	25	2,537	9,998	999,834	10,023	1,002,371					1,002,371
Repurchase/redemption of capital stock	(4,158)	(415,853)	(29)	(2,880)	(4,187)	(418,733)					(418,733)
Comprehensive income							96,319	24,080	120,399	12,429	132,828
Net reclassification of shares to mandatorily redeemable capital stock	(244)	(24,408)	(4,750)	(475,037)	(4,994)	(499,445)					(499,445)
Net transfer of shares between Class A and Class B	4,170	417,025	(4,170)	(417,025)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(218)		(218)		(218)
Stock issued			587	58,734	587	58,734	(58,734)		(58,734)		—
Balance at September 30, 2016	1,590	$158,984	11,929	$1,192,890	13,519	$1,351,874	$597,533	$115,696	$713,229	$(6,548)	$2,058,555

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2016	09/30/2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$120,399	$72,687
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(3,769)	(11,870)
Concessions on consolidated obligations	11,904	4,126
Premiums and discounts on investments, net	1,972	524
Premiums, discounts and commitment fees on advances, net	(4,963)	(7,246)
Premiums, discounts and deferred loan costs on mortgage loans, net	15,029	14,774
Fair value adjustments on hedged assets or liabilities	4,405	7,757
Premises, software and equipment	1,535	1,635
Other	142	297
(Reversal) provision for credit losses on mortgage loans	(140)	(2,192)
Non-cash interest on mandatorily redeemable capital stock	59	27
Net other-than-temporary impairment losses on held-to-maturity securities	62	651
Net realized (gain) loss on sale of premises and equipment	(39)	(17)
Other adjustments	(568)	(200)
Net (gain) loss on trading securities	(63,904)	9,395
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	101,545	69,369
(Increase) decrease in accrued interest receivable	11,535	4,386
Change in net accrued interest included in derivative assets	(4,355)	(92)
(Increase) decrease in other assets	(3,064)	1,821
Increase (decrease) in accrued interest payable	(1,630)	9,828
Change in net accrued interest included in derivative liabilities	(11,517)	(11,191)
Increase (decrease) in Affordable Housing Program liability	4,437	(1,720)
Increase (decrease) in other liabilities	(2,143)	(840)
Total adjustments	56,533	89,222
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	176,932	161,909

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2016	09/30/2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(292,718)	$(42,507)
Net (increase) decrease in securities purchased under resale agreements	615,000	(2,785,000)
Net (increase) decrease in Federal funds sold	750,000	275,000
Net (increase) decrease in short-term trading securities	(280,000)	(10)
Proceeds from maturities of and principal repayments on long-term trading securities	666,092	315,533
Purchases of long-term trading securities	(843,423)	(1,202,159)
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	2,210	—
Purchases of long-term available-for-sale securities	(573,012)	(45,435)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	639,881	1,031,834
Purchases of long-term held-to-maturity securities	(415,744)	(1,090,355)
Principal collected on advances	103,603,233	69,741,660
Advances made	(106,716,569)	(76,911,491)
Principal collected on mortgage loans	783,915	778,553
Purchases of mortgage loans	(962,663)	(901,310)
Proceeds from sale of foreclosed assets	3,782	4,370
Principal collected on other loans made	1,765	1,664
Proceeds from sale of premises, software and equipment	1	68
Purchases of premises, software and equipment	(5,152)	(393)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,023,402)	(10,829,978)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(99,107)	130,405
Net proceeds from issuance of consolidated obligations:
Discount notes	389,032,517	214,416,319
Bonds	14,348,306	11,088,056
Payments for maturing and retired consolidated obligations:
Discount notes	(385,334,143)	(208,027,097)
Bonds	(15,829,890)	(9,090,300)
Proceeds from financing derivatives	16,784	8,533
Net interest payments received (paid) for financing derivatives	(50,091)	(50,461)
Proceeds from issuance of capital stock	1,002,371	966,534
Payments for repurchase/redemption of capital stock	(418,733)	(323,491)
Payments for repurchase of mandatorily redeemable capital stock	(499,218)	(323,363)
Cash dividends paid	(218)	(222)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,168,578	8,794,913
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(677,892)	(1,873,156)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	682,670	2,545,311
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,778	$672,155

Supplemental disclosures:
Interest paid	$232,433	$157,224
Affordable Housing Program payments	$9,357	$9,944
Net transfers of mortgage loans to real estate owned	$1,596	$3,034

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2016

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Classification of Certain Cash Receipts and Cash Payments. In August 2016, FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. This guidance is not expected to have a material impact on the FHLBank's statement of cash flows.

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

Revenue Recognition. In May 2014, FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, FASB voted to defer the effective date of the new standard by one year. In addition, in March 2016, FASB issued amendments to clarify the implementation guidance on principal versus agent considerations, in particular, relating to how an entity should determine whether the entity is a principal or an agent for each specified good or service promised to the customer and the nature of each specified good or service. The amendments do not change the core principle in the new revenue standard. The standard is effective for fiscal years beginning after December 15, 2017 (January 1, 2018 for the FHLBank), including interim periods within that reporting period. The FHLBank is currently evaluating the new guidance to determine the impact it will have, if any, on its financial condition, results of operations or cash flows, but any effect is not expected to be material.

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of September 30, 2016 and December 31, 2015 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2016	12/31/2015
Non-mortgage-backed securities:
Certificates of deposit	$280,002	$—
GSE obligations[1]	1,587,604	1,338,639
Non-mortgage-backed securities	1,867,606	1,338,639
Mortgage-backed securities:
U.S. obligation MBS[2]	716	801
GSE MBS[3]	997,519	955,166
Mortgage-backed securities	998,235	955,967
TOTAL	$2,865,841	$2,294,606

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the three and nine months ended September 30, 2016 and 2015 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Net gains (losses) on trading securities held as of September 30, 2016	$(2,207)	$24,428	$75,172	$12,305
Net gains (losses) on trading securities sold or matured prior to September 30, 2016	(1,619)	(7,608)	(11,268)	(21,700)
NET GAIN (LOSS) ON TRADING SECURITIES	$(3,826)	$16,820	$63,904	$(9,395)

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2016 are summarized in Table 3.3 (in thousands):

Table 3.3

	09/30/2016
	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,109,595	$—	$4,345	$(2,186)	$1,111,754
TOTAL	$1,109,595	$—	$4,345	$(2,186)	$1,111,754

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2015 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2015
	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$503,640	$—	$—	$(8,577)	$495,063
TOTAL	$503,640	$—	$—	$(8,577)	$495,063

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of September 30, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$182,758	$(564)	$367,370	$(1,622)	$550,128	$(2,186)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$182,758	$(564)	$367,370	$(1,622)	$550,128	$(2,186)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2016 are summarized in Table 3.7 (in thousands):

Table 3.7

	09/30/2016
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$108,300	$—	$108,300	$120	$(4,900)	$103,520
Non-mortgage-backed securities	108,300	—	108,300	120	(4,900)	103,520
Mortgage-backed securities:
U.S. obligation MBS[1]	39,134	—	39,134	1	(108)	39,027
GSE MBS[2]	4,281,232	—	4,281,232	12,824	(18,692)	4,275,364
Private-label residential MBS	125,519	(6,399)	119,120	5,290	(4,776)	119,634
Mortgage-backed securities	4,445,885	(6,399)	4,439,486	18,115	(23,576)	4,434,025
TOTAL	$4,554,185	$(6,399)	$4,547,786	$18,235	$(28,476)	$4,537,545

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2015 are summarized in Table 3.8 (in thousands):

Table 3.8

	12/31/2015
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$111,655	$—	$111,655	$138	$(5,164)	$106,629
Non-mortgage-backed securities	111,655	—	111,655	138	(5,164)	106,629
Mortgage-backed securities:
U.S obligation MBS[1]	47,234	—	47,234	66	(23)	47,277
GSE MBS[2]	4,452,533	—	4,452,533	19,740	(21,639)	4,450,634
Private-label residential MBS	167,345	(7,950)	159,395	6,665	(5,505)	160,555
Mortgage-backed securities	4,667,112	(7,950)	4,659,162	26,471	(27,167)	4,658,466
TOTAL	$4,778,767	$(7,950)	$4,770,817	$26,609	$(32,331)	$4,765,095

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.9 summarizes the held-to-maturity securities with unrealized losses as of September 30, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.9

	09/30/2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$35,155	$(4,900)	$35,155	$(4,900)
Non-mortgage-backed securities	—	—	35,155	(4,900)	35,155	(4,900)
Mortgage-backed securities:
U.S. obligation MBS[2]	38,824	(108)	—	—	38,824	(108)
GSE MBS[3]	1,254,526	(5,006)	1,649,001	(13,686)	2,903,527	(18,692)
Private-label residential MBS	457	(1)	91,418	(7,439)	91,875	(7,440)
Mortgage-backed securities	1,293,807	(5,115)	1,740,419	(21,125)	3,034,226	(26,240)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,293,807	$(5,115)	$1,775,574	$(26,025)	$3,069,381	$(31,140)

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2016 and December 31, 2015 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	09/30/2016			12/31/2015
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	2,850	2,850	2,850	3,260	3,260	3,260
Due after five years through 10 years	10,055	10,055	10,002	12,375	12,375	12,356
Due after 10 years	95,395	95,395	90,668	96,020	96,020	91,013
Non-mortgage-backed securities	108,300	108,300	103,520	111,655	111,655	106,629
Mortgage-backed securities	4,445,885	4,439,486	4,434,025	4,667,112	4,659,162	4,658,466
TOTAL	$4,554,185	$4,547,786	$4,537,545	$4,778,767	$4,770,817	$4,765,095

Table 3.12 details interest rate payment terms for the amortized cost of held-to-maturity securities as of September 30, 2016 and December 31, 2015 (in thousands):

Table 3.12

	09/30/2016	12/31/2015
Non-mortgage-backed securities:
Variable rate	$108,300	$111,655
Non-mortgage-backed securities	108,300	111,655
Mortgage-backed securities:
Fixed rate	255,416	324,177
Variable rate	4,190,469	4,342,935
Mortgage-backed securities	4,445,885	4,667,112
TOTAL	$4,554,185	$4,778,767

Other-than-temporary Impairment: For the 21 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of September 30, 2016 are presented in Table 3.13 (in thousands):

Table 3.13

	09/30/2016
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$11,186	$10,144	$9,448	$10,325
Alt-A	30,522	27,209	21,506	25,691
TOTAL	$41,708	$37,353	$30,954	$36,016

Table 3.14 presents a roll-forward of OTTI activity for the three and nine months ended September 30, 2016 and 2015 related to credit losses recognized in earnings (in thousands):

Table 3.14

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Balance, beginning of period	$7,596	$9,425	$7,785	$9,406
Additional charge on securities for which OTTI was not previously recognized	—	—	1	1
Additional charge on securities for which OTTI was previously recognized[1]	30	212	61	650
Amortization of credit component of OTTI[2]	20	(186)	(201)	(606)
Balance, end of period	$7,646	$9,451	$7,646	$9,451

[1]
For the three months ended September 30, 2016 and 2015, securities previously impaired represent all securities that were impaired prior to July 1, 2016 and 2015, respectively. For the nine months ended September 30, 2016 and 2015, securities previously impaired represent all securities that were impaired prior to January 1, 2016 and 2015, respectively.

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

As of September 30, 2016, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2016 and December 31, 2015, the FHLBank had advances outstanding at interest rates ranging from 0.24 percent to 7.41 percent and 0.22 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Table 4.1

	09/30/2016		12/31/2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,676,089	0.78%	$11,230,853	0.65%
Due after one year through two years	2,195,505	2.12	2,465,866	2.49
Due after two years through three years	1,507,892	1.45	1,816,690	2.02
Due after three years through four years	656,322	2.08	970,726	1.43
Due after four years through five years	1,053,452	2.03	803,465	1.84
Thereafter	6,501,191	1.08	6,186,074	1.17
Total par value	26,590,451	1.08%	23,473,674	1.16%
Discounts	(16,344)		(17,866)
Hedging adjustments	149,354		124,563
TOTAL	$26,723,461		$23,580,371

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of September 30, 2016 and December 31, 2015 include callable advances totaling $6,428,029,000 and $6,326,747,000, respectively. Of these callable advances, there were $6,316,072,000 and $6,213,293,000 of variable rate advances as of September 30, 2016 and December 31, 2015, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank purchases put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of September 30, 2016 and December 31, 2015, the FHLBank had convertible advances outstanding totaling $1,286,192,000 and $1,472,842,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of September 30, 2016 and December 31, 2015 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	09/30/2016	12/31/2015	09/30/2016	12/31/2015
Due in one year or less	$20,652,541	$16,894,032	$15,323,481	$12,454,894
Due after one year through two years	1,734,367	2,037,166	1,666,613	1,573,624
Due after two years through three years	1,067,823	1,464,854	1,525,892	1,577,890
Due after three years through four years	600,483	630,463	689,922	1,033,226
Due after four years through five years	909,454	622,489	1,168,002	830,265
Thereafter	1,625,783	1,824,670	6,216,541	6,003,775
TOTAL PAR VALUE	$26,590,451	$23,473,674	$26,590,451	$23,473,674

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of September 30, 2016 and December 31, 2015 (in thousands):

Table 4.3

	09/30/2016	12/31/2015
Fixed rate:
Due in one year or less	$2,232,864	$2,012,929
Due after one year	6,014,925	6,612,853
Total fixed rate	8,247,789	8,625,782
Variable rate:
Due in one year or less	12,443,225	9,217,924
Due after one year	5,899,437	5,629,968
Total variable rate	18,342,662	14,847,892
TOTAL PAR VALUE	$26,590,451	$23,473,674

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2016 and December 31, 2015 on mortgage loans held for portfolio (in thousands):

Table 5.1

	09/30/2016	12/31/2015
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,372,341	$1,456,406
Fixed rate, long-term, single-family mortgages	5,073,300	4,830,091
Total unpaid principal balance	6,445,641	6,286,497
Premiums	102,961	100,502
Discounts	(2,030)	(2,440)
Deferred loan costs, net	443	596
Other deferred fees	(95)	(118)
Hedging adjustments	9,256	7,643
Total before Allowance for Credit Losses on Mortgage Loans	6,556,176	6,392,680
Allowance for Credit Losses on Mortgage Loans	(1,660)	(1,972)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,554,516	$6,390,708

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of September 30, 2016 and December 31, 2015 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2016	12/31/2015
Conventional loans	$5,809,169	$5,663,709
Government-guaranteed or insured loans	636,472	622,788
TOTAL UNPAID PRINCIPAL BALANCE	$6,445,641	$6,286,497

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

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2016 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2016 (in thousands):

Table 6.1

	09/30/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$1,298	$—	$—	$—	$1,298
Net (charge-offs) recoveries	33	—	—	—	33
(Reversal) provision for credit losses	329	—	—	—	329
Balance, end of three-month period	$1,660	$—	$—	$—	$1,660

Balance, beginning of nine-month period	$1,972	$—	$—	$—	$1,972
Net (charge-offs) recoveries	(172)	—	—	—	(172)
(Reversal) provision for credit losses	(140)	—	—	—	(140)
Balance, end of nine-month period	$1,660	$—	$—	$—	$1,660

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,660	—	—	—	1,660

Recorded investment[2], end of period:
Individually evaluated for impairment	$10,919	$—	$26,746,950	$17,996	$26,775,865
Collectively evaluated for impairment	5,923,892	652,663	—	—	6,576,555
Total	$5,934,811	$652,663	$26,746,950	$17,996	$33,352,420

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.2 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2015 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2015 (in thousands):

Table 6.2

	09/30/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$2,390	$—	$—	$—	$2,390
Net (charge-offs) recoveries	(95)	—	—	—	(95)
(Reversal) provision for credit losses	(398)	—	—	—	(398)
Balance, end of three-month period	$1,897	$—	$—	$—	$1,897

Balance, beginning of nine-month period	$4,550	$—	$—	$—	$4,550
Net (charge-offs) recoveries	(461)	—	—	—	(461)
(Reversal) provision for credit losses	(2,192)	—	—	—	(2,192)
Balance, end of nine-month period	$1,897	$—	$—	$—	$1,897

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,897	—	—	—	1,897

Recorded investment[2], end of period:
Individually evaluated for impairment	$13,225	$—	$25,503,344	$20,343	$25,536,912
Collectively evaluated for impairment	5,731,113	624,519	—	—	6,355,632
Total	$5,744,338	$624,519	$25,503,344	$20,343	$31,892,544

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2016 (dollar amounts in thousands):

Table 6.3

	09/30/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment[2]:
Past due 30-59 days delinquent	$44,547	$17,642	$—	$—	$62,189
Past due 60-89 days delinquent	6,801	5,305	—	—	12,106
Past due 90 days or more delinquent	11,271	5,078	—	—	16,349
Total past due	62,619	28,025	—	—	90,644
Total current loans	5,872,192	624,638	26,746,950	17,996	33,261,776
Total recorded investment	$5,934,811	$652,663	$26,746,950	$17,996	$33,352,420

Other delinquency statistics:
In process of foreclosure, included above[3]	$4,180	$1,397	$—	$—	$5,577
Serious delinquency rate[4]	0.2%	0.8%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$5,078	$—	$—	$5,078
Loans on non-accrual status[5]	$15,347	$—	$—	$—	$15,347

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[5]
Loans on non-accrual status include $1,411,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Individually Evaluated Impaired Loans: Table 6.5 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of September 30, 2016 and December 31, 2015 (in thousands):

Table 6.5

	09/30/2016			12/31/2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$10,919	$10,871	$—	$11,456	$11,417	$—
With an allowance	—	—	—	—	—	—
TOTAL	$10,919	$10,871	$—	$11,456	$11,417	$—

Table 6.6 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three and nine months ended September 30, 2016 and 2015 (in thousands):

Table 6.6

	Three Months Ended				Nine Months Ended
	09/30/2016		09/30/2015		09/30/2016		09/30/2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$11,293	$77	$13,415	$97	$11,759	$224	$13,842	$278
With an allowance	—	—	—	—	—	—	121	—
TOTAL	$11,293	$77	$13,415	$97	$11,759	$224	$13,963	$278

The FHLBank had $2,768,000 and $3,922,000 classified as real estate owned (REO) recorded in other assets as of September 30, 2016 and December 31, 2015, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 represents outstanding notional balances and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2016 and December 31, 2015 (in thousands):

Table 7.1

	09/30/2016			12/31/2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,832,770	$46,220	$205,469	$10,338,768	$59,828	$136,261
Interest rate caps/floors	—	—	—	60,000	—	94
Total derivatives designated as hedging relationships	7,832,770	46,220	205,469	10,398,768	59,828	136,355
Derivatives not designated as hedging instruments:
Interest rate swaps	1,858,079	1,164	115,233	3,158,851	589	78,238
Interest rate caps/floors	2,922,800	1,941	—	2,930,800	5,798	9
Mortgage delivery commitments	146,754	386	47	66,045	71	64
Total derivatives not designated as hedging instruments	4,927,633	3,491	115,280	6,155,696	6,458	78,311
TOTAL	$12,760,403	49,711	320,749	$16,554,464	66,286	214,666
Netting adjustments and cash collateral[1]		13,593	(283,068)		(14,695)	(183,174)
DERIVATIVE ASSETS AND LIABILITIES		$63,304	$37,681		$51,591	$31,492

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $296,861,000 and $190,483,000 as of September 30, 2016 and December 31, 2015, respectively. Cash collateral received was $200,000 and $22,004,000 as of September 30, 2016 and December 31, 2015, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three and nine months ended September 30, 2016 and 2015, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Derivatives designated as hedging instruments:
Interest rate swaps	$3,291	$(1,179)	$(1,019)	$(2,604)
Total net gain (loss) related to fair value hedge ineffectiveness	3,291	(1,179)	(1,019)	(2,604)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	14,307	(35,715)	(50,322)	(14,689)
Interest rate caps/floors	(132)	(923)	(3,848)	(2,264)
Net interest settlements	(8,760)	(13,503)	(32,875)	(32,933)
Mortgage delivery commitments	851	1,599	3,839	1,123
Total net gain (loss) related to derivatives not designated as hedging instruments	6,266	(48,542)	(83,206)	(48,763)
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$9,557	$(49,721)	$(84,225)	$(51,367)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended September 30, 2016 and 2015, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	09/30/2016				09/30/2015
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$44,831	$(40,908)	$3,923	$(22,346)	$(36,356)	$35,581	$(775)	$(30,884)
Investments	5,748	(6,370)	(622)	(3,330)	(664)	763	99	—
Consolidated obligation bonds	(6,462)	6,445	(17)	5,123	13,781	(14,436)	(655)	17,447
Consolidated obligation discount notes	(130)	137	7	16	47	105	152	84
TOTAL	$43,987	$(40,696)	$3,291	$(20,537)	$(23,192)	$22,013	$(1,179)	$(13,353)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine months ended September 30, 2016 and 2015, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Nine Months Ended
	09/30/2016				09/30/2015
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$(27,042)	$30,656	$3,614	$(71,538)	$(11,816)	$11,553	$(263)	$(95,932)
Investments	(40,472)	36,742	(3,730)	(8,667)	(664)	763	99	—
Consolidated obligation bonds	(3,696)	3,063	(633)	25,684	14,570	(17,205)	(2,635)	56,416
Consolidated obligation discount notes	52	(322)	(270)	(29)	105	90	195	143
TOTAL	$(71,158)	$70,139	$(1,019)	$(54,550)	$2,195	$(4,799)	$(2,604)	$(39,373)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $114,000 and $24,670,000 as of September 30, 2016 and December 31, 2015, respectively. The counterparty was different for each period.

Certain of the FHLBank’s uncleared derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the FHLBank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of September 30, 2016 and December 31, 2015 was $64,056,000 and $36,302,000, respectively, for which the FHLBank has posted collateral with a fair value of $26,529,000 and $6,622,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $23,900,000 and $17,500,000 of collateral to its uncleared derivative counterparties as of September 30, 2016 and December 31, 2015, respectively.

For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2016 and December 31, 2015.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of September 30, 2016 and December 31, 2015 (in thousands):

Table 8.1

	09/30/2016	12/31/2015
Interest-bearing:
Demand	$290,397	$235,547
Overnight	327,300	462,500
Term	—	18,400
Total interest-bearing	617,697	716,447
Non-interest-bearing:
Demand	64,362	42,919
Total non-interest-bearing	64,362	42,919
TOTAL DEPOSITS	$682,059	$759,366

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Table 9.1

	09/30/2016		12/31/2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$7,297,180	0.83%	$9,276,390	0.58%
Due after one year through two years	4,020,375	1.24	2,317,615	1.71
Due after two years through three years	1,328,250	1.52	1,760,440	1.71
Due after three years through four years	820,600	1.47	823,250	1.72
Due after four years through five years	912,700	1.52	1,008,600	1.59
Thereafter	3,956,800	2.39	4,637,500	2.60
Total par value	18,335,905	1.37%	19,823,795	1.39%
Premiums	27,893		19,895
Discounts	(2,496)		(3,483)
Concession fees[1]	(9,688)		(9,221)
Hedging adjustments	31,984		35,048
TOTAL	$18,383,598		$19,866,034

[1]	December 31, 2015 balances modified for change in accounting principle related to the reclassification of concessions on consolidated obligations.

The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2016 and December 31, 2015 includes callable bonds totaling $5,442,000,000 and $6,758,500,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank will also enter into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2016 and December 31, 2015 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	09/30/2016	12/31/2015
Due in one year or less	$12,237,180	$15,594,890
Due after one year through two years	4,030,375	2,364,615
Due after two years through three years	922,250	990,440
Due after three years through four years	325,600	215,250
Due after four years through five years	202,700	138,600
Thereafter	617,800	520,000
TOTAL PAR VALUE	$18,335,905	$19,823,795

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2016 and December 31, 2015 (in thousands):

Table 9.3

	09/30/2016	12/31/2015
Fixed rate	$10,148,905	$12,068,795
Simple variable rate	7,587,000	6,400,000
Fixed to variable rate	340,000	370,000
Step up/step down	260,000	895,000
Range	—	90,000
TOTAL PAR VALUE	$18,335,905	$19,823,795

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

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2016	$25,518,065	$25,526,871	0.32%

December 31, 2015	$21,813,446	$21,821,045	0.27%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015 (in thousands):

Table 10.1

09/30/2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$48,326	$(40,053)	$8,273	$(386)	$7,887
Cleared derivatives	1,385	53,646	55,031	—	55,031
Total derivative assets	49,711	13,593	63,304	(386)	62,918
Securities purchased under agreements to resell	3,330,000	—	3,330,000	(3,330,000)	—
TOTAL	$3,379,711	$13,593	$3,393,304	$(3,330,386)	$62,918

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2016 and December 31, 2015 (in thousands):

Table 10.3

09/30/2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$207,709	$(170,028)	$37,681	$(47)	$37,634
Cleared derivatives	113,040	(113,040)	—	—	—
Total derivative liabilities	320,749	(283,068)	37,681	(47)	37,634
TOTAL	$320,749	$(283,068)	$37,681	$(47)	$37,634

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

Table 11.1

	09/30/2016		12/31/2015
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$289,738	$1,907,040	$331,821	$1,681,247
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	4.2%
Total regulatory capital	$1,873,865	$2,068,128	$1,777,426	$1,863,468
Leverage capital ratio	5.0%	6.5%	5.0%	6.1%
Leverage capital	$2,342,331	$3,021,648	$2,221,783	$2,704,091

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2016 and 2015 (in thousands):

Table 11.2

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Balance, beginning of period	$4,356	$4,200	$2,739	$4,187
Capital stock subject to mandatory redemption reclassified from equity during the period	147,225	139,280	499,445	322,239
Redemption or repurchase of mandatorily redeemable capital stock during the period	(148,578)	(140,397)	(499,218)	(323,363)
Stock dividend classified as mandatorily redeemable capital stock during the period	22	7	59	27
Balance, end of period	$3,025	$3,090	$3,025	$3,090

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2016 and December 31, 2015 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	09/30/2016	12/31/2015
Year 1	$442	$407
Year 2	1	1
Year 3	—	1
Year 4	—	—
Year 5	917	196
Past contractual redemption date due to remaining activity[1]	1,665	2,134
TOTAL	$3,025	$2,739

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2016, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The Finance Agency implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the Finance Agency for the second quarter of 2016, the FHLBank has been classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended September 30, 2016 and 2015 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2015	$—	$(9,779)	$(3,935)	$(13,714)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(763)			(763)
Non-credit OTTI losses		(24)		(24)
Accretion of non-credit loss		653		653
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		156		156
Amortization of net loss - defined benefit pension plan[2]			99	99
Net current period other comprehensive income (loss)	(763)	785	99	121
Balance at September 30, 2015	$(763)	$(8,994)	$(3,836)	$(13,593)

Balance at June 30, 2016	$(6,275)	$(6,908)	$(2,355)	$(15,538)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	8,434			8,434
Accretion of non-credit loss		479		479
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		30		30
Amortization of net loss - defined benefit pension plan[2]			47	47
Net current period other comprehensive income (loss)	8,434	509	47	8,990
Balance at September 30, 2016	$2,159	$(6,399)	$(2,308)	$(6,548)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the nine months ended September 30, 2016 and 2015 (in thousands):

Table 12.2

	Nine Months Ended
	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2014	$—	$(11,774)	$(4,133)	$(15,907)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(763)			(763)
Non-credit OTTI losses		(205)		(205)
Accretion of non-credit loss		2,394		2,394
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		591		591
Amortization of net loss - defined benefit pension plan[2]			297	297
Net current period other comprehensive income (loss)	(763)	2,780	297	2,314
Balance at September 30, 2015	$(763)	$(8,994)	$(3,836)	$(13,593)

Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	10,736			10,736
Non-credit OTTI losses		(62)		(62)
Accretion of non-credit loss		1,554		1,554
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		59		59
Amortization of net loss - defined benefit pension plan[2]			142	142
Net current period other comprehensive income (loss)	10,736	1,551	142	12,429
Balance at September 30, 2016	$2,159	$(6,399)	$(2,308)	$(6,548)

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2016 and December 31, 2015.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2016 and 2015.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of September 30, 2016 and December 31, 2015 are summarized in Tables 13.1 and 13.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 13.1

	09/30/2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$4,778	$4,778	$4,778	$—	$—	$—
Interest-bearing deposits	286,956	286,956	—	286,956	—	—
Securities purchased under agreements to resell	3,330,000	3,330,000	—	3,330,000	—	—
Federal funds sold	1,250,000	1,250,000	—	1,250,000	—	—
Trading securities	2,865,841	2,865,841	—	2,865,841	—	—
Available-for-sale securities	1,111,754	1,111,754	—	1,111,754	—	—
Held-to-maturity securities	4,547,786	4,537,545	—	4,314,391	223,154	—
Advances	26,723,461	26,787,022	—	26,787,022	—	—
Mortgage loans held for portfolio, net of allowance	6,554,516	6,858,884	—	6,857,438	1,446	—
Accrued interest receivable	67,678	67,678	—	67,678	—	—
Derivative assets	63,304	63,304	—	49,711	—	13,593
Liabilities:
Deposits	682,059	682,059	—	682,059	—	—
Consolidated obligation discount notes	25,518,065	25,519,646	—	25,519,646	—	—
Consolidated obligation bonds	18,383,598	18,472,548	—	18,472,548	—	—
Mandatorily redeemable capital stock	3,025	3,025	3,025	—	—	—
Accrued interest payable	50,655	50,655	—	50,655	—	—
Derivative liabilities	37,681	37,681	—	320,749	—	(283,068)
Other Asset (Liability):
Standby letters of credit	(1,083)	(1,083)	—	(1,083)	—	—
Standby bond purchase agreements	72	6,690	—	6,690	—	—
Advance commitments	—	2,333	—	2,333	—	—

Table 13.2

	12/31/2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$682,670	$682,670	$682,670	$—	$—	$—
Interest-bearing deposits	100,594	100,594	—	100,594	—	—
Securities purchased under agreements to resell	3,945,000	3,945,000	—	3,945,000	—	—
Federal funds sold	2,000,000	2,000,000	—	2,000,000	—	—
Trading securities	2,294,606	2,294,606	—	2,294,606	—	—
Available-for-sale securities	495,063	495,063	—	495,063	—	—
Held-to-maturity securities	4,770,817	4,765,095	—	4,497,911	267,184	—
Advances	23,580,371	23,609,868	—	23,609,868	—	—
Mortgage loans held for portfolio, net of allowance	6,390,708	6,571,563	—	6,569,749	1,814	—
Accrued interest receivable	79,233	79,233	—	79,233	—	—
Derivative assets	51,591	51,591	—	66,286	—	(14,695)
Liabilities:
Deposits	759,366	759,366	—	759,366	—	—
Consolidated obligation discount notes	21,813,446	21,813,507	—	21,813,507	—	—
Consolidated obligation bonds	19,866,034	19,851,097	—	19,851,097	—	—
Mandatorily redeemable capital stock	2,739	2,739	2,739	—	—	—
Accrued interest payable	52,281	52,281	—	52,281	—	—
Derivative liabilities	31,492	31,492	—	214,666	—	(183,174)
Other Asset (Liability):
Standby letters of credit	(1,078)	(1,078)	—	(1,078)	—	—
Standby bond purchase agreements	98	6,995	—	6,995	—	—
Advance commitments	—	(3,737)	—	(3,737)	—	—

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2016 and December 31, 2015 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the carrying amount. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 13.3

	09/30/2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$280,002	$—	$280,002	$—	$—
GSE obligations[2]	1,587,604	—	1,587,604	—	—
U.S. obligation MBS[3]	716	—	716	—	—
GSE MBS[4]	997,519	—	997,519	—	—
Total trading securities	2,865,841	—	2,865,841	—	—
Available-for-sale securities:
GSE MBS[5]	1,111,754	—	1,111,754	—	—
Total available-for-sale securities	1,111,754	—	1,111,754	—	—
Derivative assets:
Interest-rate related	62,918	—	49,325	—	13,593
Mortgage delivery commitments	386	—	386	—	—
Total derivative assets	63,304	—	49,711	—	13,593
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,040,899	$—	$4,027,306	$—	$13,593

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$37,634	$—	$320,702	$—	$(283,068)
Mortgage delivery commitments	47	—	47	—	—
Total derivative liabilities	37,681	—	320,749	—	(283,068)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$37,681	$—	$320,749	$—	$(283,068)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,781	$—	$—	$4,781	$—
Impaired mortgage loans	1,452	—	—	1,452	—
Real estate owned	849	—	—	849	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,082	$—	$—	$7,082	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the nine months ended September 30, 2016 and still outstanding as of September 30, 2016.

Table 13.4

	12/31/2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,338,639	$—	$1,338,639	$—	$—
U.S. obligation MBS[3]	801	—	801	—	—
GSE MBS[4]	955,166	—	955,166	—	—
Total trading securities	2,294,606	—	2,294,606	—	—
Available-for-sale securities:
GSE MBS[5]	495,063	—	495,063	—	—
Total available-for-sale securities	495,063	—	495,063	—	—
Derivative assets:
Interest-rate related	51,520	—	66,215	—	(14,695)
Mortgage delivery commitments	71	—	71	—	—
Total derivative assets	51,591	—	66,286	—	(14,695)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,841,260	$—	$2,855,955	$—	$(14,695)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$31,428	$—	$214,602	$—	$(183,174)
Mortgage delivery commitments	64	—	64	—	—
Total derivative liabilities	31,492	—	214,666	—	(183,174)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$31,492	$—	$214,666	$—	$(183,174)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$6,151	$—	$—	$6,151	$—
Impaired mortgage loans	1,823			$1,823
Real estate owned	2,168	—	—	2,168	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,142	$—	$—	$10,142	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $923,864,739,000 and $863,556,912,000 as of September 30, 2016 and December 31, 2015, respectively.

Off-balance Sheet Commitments: As of September 30, 2016 and December 31, 2015, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	09/30/2016			12/31/2015
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,699,013	$26,773	$2,725,786	$2,795,968	$16,598	$2,812,566
Advance commitments outstanding	74,650	61,375	136,025	104,473	24,950	129,423
Commitments for standby bond purchases	482,121	834,882	1,317,003	314,742	1,108,133	1,422,875
Commitments to fund or purchase mortgage loans	146,754	—	146,754	66,045	—	66,045
Commitments to issue consolidated bonds, at par	155,000	—	155,000	55,000	—	55,000
Commitments to issue consolidated discount notes, at par	50,000	—	50,000	1,154,355	—	1,154,355

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of September 30, 2016, outstanding standby letters of credit had original terms of 3 days to 10 years with a final expiration in 2020. As of December 31, 2015, outstanding standby letters of credit had original terms of 6 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,083,000 and $1,078,000 as of September 30, 2016 and December 31, 2015, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2020, though some are renewable at the option of the FHLBank. As of September 30, 2016 and December 31, 2015, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities as well as one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the three and nine months ended September 30, 2016 and 2015.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $339,000 and $7,000 as of September 30, 2016 and December 31, 2015, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information as of September 30, 2016 and December 31, 2015 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2016 or 2015 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

09/30/2016
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$500	0.3%	$296,407	24.8%	$296,907	21.9%
MidFirst Bank	OK	500	0.3	188,969	15.8	189,469	14.0
TOTAL		$1,000	0.6%	$485,376	40.6%	$486,376	35.9%

Table 15.2

12/31/2015
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$500	0.3%	$218,915	21.3%	$219,415	18.1%
MidFirst Bank	OK	500	0.3	172,718	16.8	173,218	14.3
TOTAL		$1,000	0.6%	$391,633	38.1%	$392,633	32.4%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2016 and December 31, 2015 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	09/30/2016		12/31/2015		09/30/2016		12/31/2015
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Bank of Oklahoma, NA	$6,500,000	24.4%	$4,800,000	20.4%	$5,239	0.8%	$21,492	2.8%
MidFirst Bank	4,145,000	15.6	3,779,000	16.1	167	—	541	0.1
TOTAL	$10,645,000	40.0%	$8,579,000	36.5%	$5,406	0.8%	$22,033	2.9%

Bank of Oklahoma, NA and MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2016 and 2015.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of September 30, 2016 and December 31, 2015 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	09/30/2016		12/31/2015
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$147,623	0.6%	$150,566	0.6%

Deposits	$11,798	1.7%	$7,895	1.0%

Class A Common Stock	$3,782	2.3%	$4,023	2.2%
Class B Common Stock	4,653	0.4	4,725	0.5
TOTAL CAPITAL STOCK	$8,435	0.6%	$8,748	0.7%

Table 15.5 presents mortgage loans acquired during the three and nine months ended September 30, 2016 and 2015 for members that had an officer or director serving on the FHLBank’s board of directors in 2016 or 2015 (dollar amounts in thousands).

Table 15.5

	Three Months Ended				Nine Months Ended
	09/30/2016		09/30/2015		09/30/2016		09/30/2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$23,168	5.8%	$28,850	9.8%	$56,871	6.0%	$92,412	10.5%

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services to our members. The FHLBanks, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System, which consists of 11 district FHLBanks. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the Finance Agency, an independent agency in the executive branch of the U.S. government. The Finance Agency’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances, standby letters of credit, and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of the FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are unpaid principal balances outstanding). At our discretion, we may repurchase excess stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay stable dividends.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2016	06/30/2016	03/31/2016	12/31/2015	09/30/2015
Statement of Condition (as of period end):
Total assets	$46,846,615	$46,491,136	$45,204,431	$44,426,133	$45,772,326
Investments[1]	13,392,337	13,444,589	13,134,315	13,606,080	13,106,413
Advances	26,723,461	26,182,562	25,435,390	23,580,371	25,482,433
Mortgage loans, net[2]	6,554,516	6,472,599	6,409,954	6,390,708	6,336,328
Total liabilities	44,788,060	44,474,365	43,198,558	42,584,381	43,791,476
Deposits	682,059	661,355	726,016	759,366	729,395
Consolidated obligation bonds, net[3]	18,383,598	16,753,990	17,150,133	19,866,034	22,225,254
Consolidated obligation discount notes, net[3]	25,518,065	26,887,678	25,159,376	21,813,446	20,610,434
Total consolidated obligations, net[3]	43,901,663	43,641,668	42,309,509	41,679,480	42,835,688
Mandatorily redeemable capital stock	3,025	4,356	3,433	2,739	3,090
Total capital	2,058,555	2,016,771	2,005,873	1,841,752	1,980,850
Capital stock	1,351,874	1,347,280	1,346,446	1,208,947	1,344,414
Total retained earnings	713,229	685,029	673,102	651,782	650,029
AOCI	(6,548)	(15,538)	(13,675)	(18,977)	(13,593)
Statement of Income (for the quarterly period ended):
Net interest income	63,140	64,182	64,870	64,196	61,720
(Reversal) provision for credit losses on mortgage loans	329	(212)	(257)	283	(398)
Other income (loss)	8,708	(13,887)	(6,516)	(27,080)	(30,256)
Other expenses	17,935	15,279	13,639	13,862	15,187
Income before assessments	53,584	35,228	44,972	22,971	16,675
Affordable Housing Program (AHP) assessments	5,361	3,526	4,498	2,298	1,669
Net income	48,223	31,702	40,474	20,673	15,006
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	73	72	73	74	74
Dividends paid in stock[4]	19,950	19,703	19,081	18,846	18,520
Weighted average dividend rate[5]	5.28%	5.30%	5.32%	5.31%	5.29%
Dividend payout ratio[6]	41.52%	62.38%	47.32%	91.53%	123.91%
Return on average equity	8.69%	5.82%	7.78%	3.98%	2.91%
Return on average assets	0.39%	0.26%	0.34%	0.17%	0.13%
Average equity to average assets	4.46%	4.49%	4.40%	4.39%	4.46%
Net interest margin[7]	0.51%	0.53%	0.55%	0.54%	0.53%
Total capital ratio[8]	4.39%	4.34%	4.44%	4.14%	4.33%
Regulatory capital ratio[9]	4.41%	4.38%	4.48%	4.19%	4.36%
Ratio of earnings to fixed charges[10]	1.65	1.44	1.58	1.36	1.29

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $1,660,000, $1,298,000, $1,607,000, $1,972,000 and $1,897,000 as of September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $22,000, $32,000, $9,000, $7,000 and $10,000 for the quarters ended September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015, respectively.

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

Net income increased $33.2 million, or 221.4 percent, to $48.2 million for the three months ended September 30, 2016 compared to $15.0 million for the same period in the prior year. Net income increased $47.7 million, or 65.6 percent, to $120.4 million for the nine months ended September 30, 2016 compared to $72.7 million for the same period in the prior year. The increases in net income were largely a result of fair value fluctuations on derivatives and hedging activities and trading securities compared to the prior year periods, combined with an increase in net interest income of $1.4 million, or 2.3 percent, and $16.7 million, or 9.5 percent, for the three- and nine-month periods, respectively. The increases in net interest income when compared to the same periods in 2015 were largely a result of advance growth, increases in higher-yielding investments, and higher average rates on short-term investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates and widening in our debt spreads relative to LIBOR that began towards the end of 2015 and persisted throughout the first half of 2016. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $2.4 billion, or 5.4 percent, from December 31, 2015 to September 30, 2016. This increase was due to a $3.1 billion, or 13.3 percent, increase in advances, mostly in our line of credit advance product. This growth is largely attributed to the increase in dividend rates on our Class A Common Stock and Class B Common Stock that went into effect in 2014 (discussed below), which effectively reduces the cost of our advances to our members and increases our members' ability to profitably deploy the funding. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. Cash and short-term investments decreased $1.9 billion from December 31, 2015 to September 30, 2016 as a result of a higher amount of advance repayments at the end of the year compared to the amount of advance repayments received at September 30, 2016, and shifting short-term investments into long-term investment securities. The balance of long-term investment securities increased $1.0 billion from December 31, 2015 to September 30, 2016.

Total liabilities increased $2.2 billion, or 5.2 percent, from December 31, 2015 to September 30, 2016. This increase was due to a $3.7 billion increase in consolidated obligation discount notes partially offset by a $1.5 billion decrease in consolidated obligation bonds. Our funding mix generally is driven by asset composition, but since year-end we have also shifted our debt composition to a higher percentage of lower-cost discount notes as a result of market conditions that increased the cost of consolidated obligations swapped or indexed to LIBOR. During the third quarter of 2016, the spread to LIBOR began to improve and as a result we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to reduce our LIBOR basis risk. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on average equity (ROE) was 8.69 percent and 2.91 percent for the three months ended September 30, 2016 and 2015, respectively, and 7.43 percent and 5.08 percent for the nine months ended September 30, 2016 and 2015, respectively. Despite the increase in average capital caused by the increase in advances, the increase in net income resulted in an increase in ROE for both the three- and nine-month periods ended September 30, 2016 compared to the prior year periods.

Dividends paid to members totaled $59.0 million for the nine months ended September 30, 2016 compared to $49.8 million for the same period in the prior year. The dividend rate for Class A Common Stock remained at 1.00 percent and the dividend rate for Class B Common Stock has remained at 6.00 percent since the third quarter of 2014. Differences in the weighted average dividend rates between the last five quarters are due to the difference in the mix of outstanding Class A and Class B Common Stock between those periods. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates include weekly exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

Finance Agency guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2016. Our ratio of average advances and average mortgage loans to average consolidated obligations based on par balances (core mission assets ratio) was 79 percent for the first nine months of 2016. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	09/30/2016	12/31/2015	09/30/2015
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.40%	0.14%	0.38%	0.13%	0.25 to 0.50%	0.25 to 0.50%	0.0 to 0.25%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.25 to 0.50	0.0 to 0.25	0.25 to 0.50	0.0 to 0.25	0.25 to 0.50	0.25 to 0.50	0.0 to 0.25
3-month U.S. Treasury bill[1]	0.29	0.03	0.27	0.02	0.27	0.16	(0.01)
3-month LIBOR[1]	0.79	0.31	0.69	0.28	0.85	0.61	0.33
2-year U.S. Treasury note[1]	0.73	0.68	0.78	0.63	0.76	1.06	0.64
5-year U.S. Treasury note[1]	1.12	1.55	1.24	1.51	1.15	1.78	1.38
10-year U.S. Treasury note[1]	1.56	2.22	1.74	2.11	1.60	2.29	2.06
30-year residential mortgage note rate[2]	3.66	4.13	3.81	4.02	3.66	4.19	4.08

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the first nine months of 2016, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable; however, the cost of consolidated obligations swapped or indexed to LIBOR during the first half of the year was elevated due to the deterioration of the spread to three-month LIBOR as a result of actions taken by foreign central banks to support their currencies and also due to heavy issuance of term corporate debt that is swapped to LIBOR. Spreads improved during the third quarter of 2016 as a result of an increase in LIBOR rates and increased demand for consolidated obligations largely attributed to money market fund reforms. At the end of 2015, the FOMC raised the target rate for overnight Federal funds for the first time in nearly a decade and emphasized a potential plan to raise rates gradually for the next three years. Based on general market expectations, there is an increased likelihood of the FOMC increasing the target rate in December 2016. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of GSE debt and GSE MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries and GSE MBS are likely to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, so higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Recent regulatory changes to money market funds has intensified demand for our debt. This has allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout 2016, especially during the third quarter. Several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; the upcoming presidential election and a pending Congressional budget agreement; changes in interest rates and the shape of the yield curve as the FOMC contemplates increasing short-term interest rates; and a decline in dealer demand due to regulatory changes related to capital.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2016.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2016 vs. 09/30/2015		09/30/2016 vs. 09/30/2015
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$26,275	22.0%	$95,391	28.2%
Total interest expense	24,855	43.2	78,683	48.4
Net interest income	1,420	2.3	16,708	9.5
(Reversal) provision for credit losses on mortgage loans	727	182.7	2,052	93.6
Net interest income after mortgage loan loss provision	693	1.1	14,656	8.2
Net gain (loss) on trading securities	(20,646)	(122.7)	73,299	780.2
Net gain (loss) on derivatives and hedging activities	59,278	119.2	(32,858)	(64.0)
Other non-interest income	332	12.6	873	11.3
Total other income (loss)	38,964	128.8	41,314	77.9
Operating expenses	2,352	17.8	2,441	6.6
Other non-interest expenses	396	19.9	512	7.6
Total other expenses	2,748	18.1	2,953	6.7
AHP assessments	3,692	221.2	5,305	65.7
NET INCOME	$33,217	221.4%	$47,712	65.6%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Nine Months Ended
	09/30/2016		09/30/2015		09/30/2016		09/30/2015
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$35,909	24.7%	$31,426	26.4%	$109,364	25.3%	$80,395	23.8%
Advances	59,098	40.6	36,880	30.9	169,628	39.1	103,537	30.6
Mortgage loans held for portfolio	50,164	34.5	50,552	42.4	153,457	35.4	153,023	45.3
Other	306	0.2	344	0.3	947	0.2	1,050	0.3
TOTAL INTEREST INCOME	$145,477	100.0%	$119,202	100.0%	$433,396	100.0%	$338,005	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended September 30, 2016 was $48.2 million compared to $15.0 million for the three months ended September 30, 2015. Net income for the nine months ended September 30, 2016 was $120.4 million compared to $72.7 million for the nine months ended September 30, 2015. The increases in net income for both periods were largely a result of fair value fluctuations on derivatives and hedging activities and trading securities compared to the prior year periods (for further discussion see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain(Loss) on Derivatives and Hedging Activities"), combined with an increase in net interest income of $1.4 million, or 2.3 percent, and $16.7 million, or 9.5 percent, for the three- and nine-month periods, respectively.

ROE was 8.69 percent and 2.91 percent for the three months ended September 30, 2016 and September 30, 2015, respectively, and 7.43 percent and 5.08 percent for the nine months ended September 30, 2016 and 2015, respectively. Despite the increase in average capital, the increase in net income resulted in an increase in ROE for both the three- and nine-month periods ended September 30, 2016 compared to the prior year periods.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income increased $1.4 million for the quarter ended September 30, 2016 and $16.7 million for the nine months ended September 30, 2016 compared to the prior year periods. The increase in net interest income for both periods was due to $2.0 billion and $4.4 billion increases in the average balance of advances for the three- and nine-month periods ended September 30, 2016, respectively, compared to the prior year periods (see Tables 5 and 7) along with an overall increase in the average yield of advances as a result of an increase in short-term interest rates. The increase in net interest income for the same periods was also a result of recent purchases of higher-yielding investment securities and increases in the average balances and yields of short-term investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates and widening in our debt spreads relative to LIBOR from the end of 2015 through the first half of 2016. Funding spreads improved during the third quarter of 2016 as a result of increased demand for consolidated obligations largely attributed to money market fund reform. A decrease in interest rates provided opportunities to call higher priced debt during the second and third quarters. Despite the increase in net interest income, our net interest margin has declined slightly for both the three- and nine-month periods due to: (1) asset growth in lower-spread advance products; and (2) reduced asset concentration and declining yields in our highest-yielding asset, our mortgage loan portfolio. The mortgage loan portfolio has declined as a percentage of interest-earning assets primarily as a result of growth in advances and other assets, and has experienced declining yields due to prepayments and the related premium amortization combined with new mortgage volume at lower interest rates.

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities increased three basis points, from 1.08 percent to 1.11 percent for the three months ended September 30, 2015 and 2016, respectively. The average yield on investments increased 22 basis points, from 0.96 percent to 1.18 percent for the nine months ended September 30, 2015 and 2016, respectively. The increase in yields for both periods was a result of compositional changes in the portfolio combined with increasing yields on individual portfolios, with the exception of the decrease of 11 basis points in the average yield on investment securities for the three months ended September 30, 2016, largely caused by maturities of securities with yields higher than that of the remaining portfolio during the third quarter of 2016. The average yield on investment securities increased 17 basis points for the nine months ended September 30, 2016, largely as a result of purchases of higher-yielding fixed rate multi-family GSE MBS.

The average yield on advances increased 26 basis points, from 0.52 percent for the quarter ended September 30, 2015 to 0.78 percent for the current quarter. The average yield on advances increased 21 basis points, from 0.55 percent for the nine months ended September 30, 2015 to 0.76 percent for the nine months ended September 30, 2016. The increase in the average yield on advances was due to an increase in short-term interest rates. The average balance of advances increased $2.0 billion, or 7.3 percent from the third quarter of 2015 to the third quarter of 2016. The average balance of advances increased $4.4 billion, or 17.3 percent from the nine months ended September 30, 2015 to the same period of 2016. Average advances have increased since 2014 due to the increase in our Class B Common Stock dividend and member awareness of the benefit of that dividend on the effective borrowing cost of short-term advances.

The average yield on mortgage loans decreased 11 basis points, from 3.17 percent for the quarter ended September 30, 2015 to 3.06 percent for the quarter ended September 30, 2016. The average yield on mortgage loans decreased seven basis points, from 3.25 percent for the nine months ended September 30, 2015 to 3.18 percent for the nine months ended September 30, 2016. The decrease is a result of downward repricing of the portfolio as prepayments of higher-coupon loans have remained fairly steady since the first quarter of 2015, along with the related premium acceleration (yields on mortgage loans decline as premiums are amortized; amortization accelerates as prepayments increase), combined with purchases of mortgage loans at lower rates. Mortgage rates are not expected to increase substantially in 2016, so premium amortization is likely to remain near current levels, although prepayments tend to slow down during periods of relatively stable rates, as borrowers who are able to refinance their mortgages have already done so.

The average cost of consolidated obligation bonds increased 36 basis points, from 0.94 percent for the quarter ended September 30, 2015 to 1.30 percent for the current quarter, and the average cost of discount notes increased 25 basis points over the same period, from 0.10 percent for the three months ended September 30, 2015 to 0.35 percent for the three months ended September 30, 2016. The average cost of consolidated obligation bonds increased 33 basis points between periods, from 0.97 percent for the nine months ended September 30, 2015 to 1.30 percent for the current nine month period, and the average cost of discount notes increased 25 basis points over the same period, from 0.09 percent for the nine months ended September 30, 2015 to 0.34 percent for the nine months ended September 30, 2016. The increase in the average cost of consolidated obligation bonds and discount notes was a result of the increase in short-term interest rates between periods and the widening of spreads that occurred at the end of 2015 and persisted throughout the first half of 2016. Spreads improved during the third quarter of 2016 as a result of an increase in demand for our debt, as recently enacted money market fund regulations have prompted a shift from prime funds to government funds. Due to a decrease in interest rates during the second and third quarters of 2016, we were able to replace some maturing and unswapped callable consolidated obligation bonds at a lower cost, which partially offset some of the increase in the average cost. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days).

The average balance of discount notes increased by $8.0 billion, or 38.3 percent, and $8.7 billion, or 45.3 percent between the three- and nine-month periods, respectively, ended September 30, 2016 compared to the prior year periods. Average bond balances declined by $4.7 billion, or 21.5 percent, and $3.1 billion, or 15.1 percent, over the same periods, respectively. Our funding mix generally is driven by asset composition, but we have also shifted our debt composition to a higher percentage of lower-cost discount notes as a result of market conditions that increased the cost of consolidated obligations swapped or indexed to LIBOR. During the third quarter of 2016, the spread to LIBOR began to improve so we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to reduce our LIBOR basis risk. For further discussion of how we use discount notes and bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

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

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	09/30/2016			09/30/2015
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$610,229	$614	0.40%	$214,980	$57	0.10%
Securities purchased under agreements to resell	2,653,587	3,370	0.51	2,532,939	1,267	0.20
Federal funds sold	1,185,565	1,221	0.41	1,312,859	438	0.13
Investment securities[1,2]	8,381,503	30,704	1.46	7,474,298	29,664	1.57
Advances[2,3]	30,037,475	59,098	0.78	28,002,891	36,880	0.52
Mortgage loans[2,4,5]	6,516,558	50,164	3.06	6,329,498	50,552	3.17
Other interest-earning assets	20,055	306	6.08	20,423	344	6.67
Total earning assets	49,404,972	145,477	1.17	45,887,888	119,202	1.03
Other non-interest-earning assets	113,496			44,029
Total assets	$49,518,468			$45,931,917

Interest-bearing liabilities:
Deposits	$583,027	237	0.16	$653,931	139	0.08
Consolidated obligations[2]:
Discount Notes	28,855,078	25,323	0.35	20,858,561	5,166	0.10
Bonds	17,322,188	56,681	1.30	22,056,063	52,103	0.94
Other borrowings	6,916	96	5.51	12,846	74	2.28
Total interest-bearing liabilities	46,767,209	82,337	0.70	43,581,401	57,482	0.52
Capital and other non-interest-bearing funds	2,751,259			2,350,516
Total funding	$49,518,468			$45,931,917

Net interest income and net interest spread[6]		$63,140	0.47%		$61,720	0.51%

Net interest margin[7]			0.51%			0.53%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.3 million for both of the three months ended September 30, 2016 and 2015.

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

Table 6

	Three Months Ended
	09/30/2016 vs. 09/30/2015
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$220	$337	$557
Securities purchased under agreements to resell	63	2,040	2,103
Federal funds sold	(46)	829	783
Investment securities	3,432	(2,392)	1,040
Advances	2,849	19,369	22,218
Mortgage loans	1,470	(1,858)	(388)
Other assets	(7)	(31)	(38)
Total earning assets	7,981	18,294	26,275
Interest Expense:
Deposits	(17)	115	98
Consolidated obligations:
Discount notes	2,641	17,516	20,157
Bonds	(12,724)	17,302	4,578
Other borrowings	(46)	68	22
Total interest-bearing liabilities	(10,146)	35,001	24,855
Change in net interest income	$18,127	$(16,707)	$1,420

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

Table 7 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Nine Months Ended
	09/30/2016			09/30/2015
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$494,311	$1,400	0.38%	$218,536	$166	0.10%
Securities purchased under agreements to resell	2,540,560	8,947	0.47	2,108,676	2,845	0.18
Federal funds sold	1,406,503	4,033	0.38	1,750,070	1,582	0.12
Investment securities[1,2]	7,915,035	94,984	1.60	7,074,362	75,802	1.43
Advances[2,3]	29,701,885	169,628	0.76	25,323,712	103,537	0.55
Mortgage loans[2,4,5]	6,450,693	153,457	3.18	6,296,067	153,023	3.25
Other interest-earning assets	20,569	947	6.16	22,689	1,050	6.18
Total earning assets	48,529,556	433,396	1.19	42,794,112	338,005	1.06
Other non-interest-earning assets	115,563			29,085
Total assets	$48,645,119			$42,823,197

Interest-bearing liabilities:
Deposits	$599,004	697	0.16	$684,284	438	0.09
Consolidated obligations[2]:
Discount Notes	27,898,952	70,502	0.34	19,202,098	12,419	0.09
Bonds	17,485,654	169,728	1.30	20,583,685	149,449	0.97
Other borrowings	8,756	277	4.23	13,526	215	2.12
Total interest-bearing liabilities	45,992,366	241,204	0.70	40,483,593	162,521	0.54
Capital and other non-interest-bearing funds	2,652,753			2,339,604
Total funding	$48,645,119			$42,823,197

Net interest income and net interest spread[6]		$192,192	0.49%		$175,484	0.52%

Net interest margin[7]			0.53%			0.55%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $3.9 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively.

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

Table 8

	Nine Months Ended
	09/30/2016 vs. 09/30/2015
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$390	$844	$1,234
Securities purchased under agreements to resell	688	5,414	6,102
Federal funds sold	(366)	2,817	2,451
Investment securities	9,546	9,636	19,182
Advances	20,056	46,035	66,091
Mortgage loans	3,716	(3,282)	434
Other assets	(99)	(4)	(103)
Total earning assets	33,931	61,460	95,391
Interest Expense:
Deposits	(60)	319	259
Consolidated obligations:
Discount notes	7,830	50,253	58,083
Bonds	(24,834)	45,113	20,279
Other borrowings	(96)	158	62
Total interest-bearing liabilities	(17,160)	95,843	78,683
Change in net interest income	$51,091	$(34,383)	$16,708

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

Tables 9 through 12 categorize the earnings impact by product for hedging activities (in thousands):

Table 9

	Three Months Ended 09/30/2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,384)	$—	$(762)	$—	$—	$(2,146)
Net interest received (paid)	(20,962)	(3,330)	—	16	5,123	(19,153)
Subtotal	(22,346)	(3,330)	(762)	16	5,123	(21,299)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	3,923	(622)	—	7	(17)	3,291
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	15,089	—	—	(782)	14,307
Interest rate caps	—	(132)	—	—	—	(132)
Mortgage delivery commitments	—	—	851	—	—	851
Economic hedges – net interest received (paid)	—	(9,551)	—	—	791	(8,760)
Subtotal	3,923	4,784	851	7	(8)	9,557
Net impact of derivatives and hedging activities	(18,423)	1,454	89	23	5,115	(11,742)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(4,072)	—	—	—	(4,072)
TOTAL	$(18,423)	$(2,618)	$89	$23	$5,115	$(15,814)

Table 10

	Three Months Ended 09/30/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,890)	$—	$(758)	$—	$(3)	$(2,651)
Net interest received (paid)	(28,994)	—	—	84	17,450	(11,460)
Subtotal	(30,884)	—	(758)	84	17,447	(14,111)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(775)	99	—	152	(655)	(1,179)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(39,003)	—	—	3,288	(35,715)
Interest rate caps/floors	—	(923)	—	—	—	(923)
Mortgage delivery commitments	—	—	1,599	—	—	1,599
Economic hedges – net interest received (paid)	—	(16,477)	—	—	2,974	(13,503)
Subtotal	(775)	(56,304)	1,599	152	5,607	(49,721)
Net impact of derivatives and hedging activities	(31,659)	(56,304)	841	236	23,054	(63,832)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	16,949	—	—	—	16,949
TOTAL	$(31,659)	$(39,355)	$841	$236	$23,054	$(46,883)

Table 11

	Nine Months Ended 09/30/2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,808)	$—	$(1,894)	$—	$—	$(5,702)
Net interest received (paid)	(67,730)	(8,667)	—	(29)	25,684	(50,742)
Subtotal	(71,538)	(8,667)	(1,894)	(29)	25,684	(56,444)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	3,614	(3,730)	—	(270)	(633)	(1,019)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(52,410)	—	(4)	2,092	(50,322)
Interest rate caps	—	(3,848)	—	—	—	(3,848)
Mortgage delivery commitments	—	—	3,839	—	—	3,839
Economic hedges – net interest received (paid)	—	(36,184)	—	4	3,305	(32,875)
Subtotal	3,614	(96,172)	3,839	(270)	4,764	(84,225)
Net impact of derivatives and hedging activities	(67,924)	(104,839)	1,945	(299)	30,448	(140,669)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	63,827	—	—	—	63,827
TOTAL	$(67,924)	$(41,012)	$1,945	$(299)	$30,448	$(76,842)

Table 12

	Nine Months Ended 09/30/2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(6,071)	$—	$(1,650)	$—	$(7)	$(7,728)
Net interest received (paid)	(89,861)	—	—	143	56,423	(33,295)
Subtotal	(95,932)	—	(1,650)	143	56,416	(41,023)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(263)	99	—	195	(2,635)	(2,604)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(15,771)	—	—	1,082	(14,689)
Interest rate caps	—	(2,264)	—	—	—	(2,264)
Mortgage delivery commitments	—	—	1,123	—	—	1,123
Economic hedges – net interest received (paid)	—	(39,579)	—	—	6,646	(32,933)
Subtotal	(263)	(57,515)	1,123	195	5,093	(51,367)
Net impact of derivatives and hedging activities	(96,195)	(57,515)	(527)	338	61,509	(92,390)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(9,167)	—	—	—	(9,167)
TOTAL	$(96,195)	$(66,682)	$(527)	$338	$61,509	$(101,557)

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

For the three- and nine-month periods ended September 30, 2016, net unrealized gains and losses on derivatives and hedging activities increased net income by $59.3 million and decreased net income by $32.9 million, respectively, compared to the same periods in 2015. Increases in swap spreads towards the end of 2015 and during the first half of 2016 caused fair value decreases for many of our derivatives, but especially interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities. These spreads improved significantly during the third quarter of 2016, resulting in unrealized gains of $6.1 million for the current quarter and a decrease in the magnitude of unrealized losses to $49.7 million for the nine months ended September 30, 2016. The fair values of the swapped MBS investments increased as a result of a decrease in interest rates, resulting in unrealized gains of $2.1 million and $58.9 million for the three and nine months ended September 30, 2016, respectively, which are recorded in net gain (loss) on trading securities. All of these multi-family GSE MBS and associated interest rate swaps were purchased or entered into after May 2015 and are expected to create more income statement volatility than the interest rate swaps and related trading GSE debentures due to the relatively long length of the contracts and their relationship with mortgage rates, which tend to be more volatile than rates on GSE debentures. Unrealized gains of $9.0 million for the three months ended September 30, 2016 and unrealized losses of $2.7 million for the nine months ended September 30, 2016 were attributable to the fair value changes of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap) and increases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized losses of $6.2 million for the current quarter and unrealized gains of $5.0 million for the current year-to-date period attributable to the swapped GSE debentures, which are recorded in net gain (loss) on trading securities. Tables 13 and 14 present the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 13

	Three Months Ended
	09/30/2016			09/30/2015
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$8,956	$(6,185)	$2,771	$(5,954)	$(837)	$(6,791)
GSE MBS	6,133	2,113	8,246	(33,049)	17,786	(15,263)
TOTAL	$15,089	$(4,072)	$11,017	$(39,003)	$16,949	$(22,054)

Table 14

	Nine Months Ended
	09/30/2016			09/30/2015
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$(2,670)	$4,963	$2,293	$17,699	$(26,828)	$(9,129)
GSE MBS	(49,740)	58,864	9,124	(33,470)	17,661	(15,809)
TOTAL	$(52,410)	$63,827	$11,417	$(15,771)	$(9,167)	$(24,938)

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

Table 15

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Trading securities not hedged:
GSE debentures	$369	$(114)	$579	$(101)
U.S. Treasury note	—	—	—	(16)
U.S. obligation and GSE MBS	(125)	(5)	(504)	(101)
Short-term money market securities	2	(10)	2	(10)
Total trading securities not hedged	246	(129)	77	(228)
Trading securities hedged on an economic basis with derivatives:
GSE debentures	(6,185)	(837)	4,963	(26,828)
GSE MBS	2,113	17,786	58,864	17,661
Total trading securities hedged on an economic basis with derivatives	(4,072)	16,949	63,827	(9,167)
TOTAL	$(3,826)	$16,820	$63,904	$(9,395)

Our trading portfolio is comprised primarily of fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE debentures and variable rate GSE MBS. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Tables 13 and 14 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the GSE debentures are affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The fair values of the multi-family GSE MBS are affected by changes in mortgage rates and the fixed rate securities are swapped to one-month LIBOR. A decrease in intermediate interest rates during the first half of 2016 resulted in additional unrealized gains on the GSE debentures for the nine months ended September 30, 2016. These gains were partially offset by narrowing in some GSE credit spreads. Intermediate rates increased slightly during the third quarter of 2016 and credit spreads continued to tighten, which resulted in losses on the GSE debentures for the quarter ended September 30, 2016. Decreases in mortgage interest rates have resulted in unrealized gains on our fixed rate multi-family GSE MBS. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a very small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Other Expenses: Operating expenses, which include compensation and benefits and other operating expenses, were $15.5 million and $39.6 million for the three and nine months ended September 30, 2016, respectively, compared to $13.2 million and $37.2 million for the same periods in the prior year. The largest component of operating expenses, compensation and benefits, increased by $1.9 million, or 19.4 percent, for the three months ended September 30, 2016 compared to the prior year period, and increased $2.3 million, or 8.7 percent, for the nine months ended September 30, 2016 compared to the prior year period. The increases in compensation were due to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation. We expect future increases in this expense as we add positions over the next several years, but our pace of hiring is expected to slow.

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

Adjusted net income increased $2.1 million and $12.2 million for the three- and nine-month periods ended September 30, 2016 compared to the same periods in the prior year (see Table 16). The increase was due to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting, partially offset by increases in other expenses. Tables 16 and 17 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 16

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Net income, as reported under GAAP	$48,223	$15,006	$120,399	$72,687
AHP assessments	5,361	1,669	13,385	8,080
Income before AHP assessments	53,584	16,675	133,784	80,767
Derivative (gains) losses[1]	(18,317)	36,218	51,350	18,434
Trading (gains) losses	3,826	(16,820)	(63,904)	9,395
Prepayment fees on terminated advances	(1,137)	(236)	(1,746)	(1,324)
Total excluded items	(15,628)	19,162	(14,300)	26,505
Adjusted income (a non-GAAP measure)	$37,956	$35,837	$119,484	$107,272

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on derivatives not qualifying for hedge accounting.

Table 17

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Net interest income, as reported under GAAP	$63,140	$61,720	$192,192	$175,484
Net interest settlements on derivatives not qualifying for hedge accounting	(8,760)	(13,503)	(32,875)	(32,933)
Adjusted net interest income (a non-GAAP measure)	$54,380	$48,217	$159,317	$142,551

Table 18 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The slight decrease in adjusted ROE between the comparative periods is mostly a function of increases in average capital as a result of the increase in advances. Adjusted ROE spread for the three and nine months ended September 30, 2016 and 2015 is calculated as follows (dollar amounts in thousands):

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2016	09/30/2015	09/30/2016	09/30/2015
Average GAAP total capital for the period	$2,206,927	$2,048,665	$2,163,089	$1,914,919
ROE, based upon GAAP net income	8.69%	2.91%	7.43%	5.08%
Adjusted ROE, based upon adjusted income	6.84%	6.94%	7.38%	7.49%
Average overnight Federal funds effective rate	0.40%	0.14%	0.38%	0.13%
Adjusted ROE as a spread to average overnight Federal funds effective rate	6.44%	6.80%	7.00%	7.36%

Financial Condition
Overall: Total assets increased $2.4 billion, or 5.4 percent, from December 31, 2015 to September 30, 2016. This increase was due primarily to a $3.1 billion, or 13.3 percent, increase in advances, mostly in our line of credit advance product. This growth is attributed to the increase in dividend rates (discussed below), which effectively reduces the cost of our advances to our members and increases our members' ability to profitably deploy the funding. We have been actively promoting the impact of our Class B Common Stock dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. Cash and short-term investments decreased $1.9 billion from December 31, 2015 to September 30, 2016 as a result of a higher amount of advance repayments at the end of the year compared to the amount of advance repayments received at September 30, 2016, and shifting short-term investments into long-term investment securities. The balance of long-term investment securities increased $1.0 billion from December 31, 2015 to September 30, 2016.

As a percentage of assets at September 30, 2016 compared to December 31, 2015, advances and investment securities increased while cash, short-term investments, and mortgage loans decreased. Our mortgage loan portfolio grew slightly but declined as a percentage of assets because of the 13.3 percent growth in advances. In terms of liabilities, the distribution between discount notes and consolidated obligation bonds has shifted as a result of asset composition, but we have also adjusted our debt composition to a higher percentage of lower-cost discount notes as a result of market conditions that have increased the cost of consolidated obligations swapped or indexed to LIBOR. Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	09/30/2016	12/31/2015
Assets:
Cash and due from banks	—%	1.5%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	10.4	13.6
Investment securities	18.2	17.0
Advances	57.0	53.1
Mortgage loans, net	14.0	14.4
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.5%	1.7%
Consolidated obligation discount notes, net	54.5	49.1
Consolidated obligation bonds, net	39.2	44.7
Other liabilities	0.4	0.3
Total liabilities	95.6	95.8

Capital:
Capital stock outstanding	2.9	2.7
Retained earnings	1.5	1.5
Accumulated other comprehensive income (loss)	—	—
Total capital	4.4	4.2
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	09/30/2016 vs. 12/31/2015
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(677,892)	(99.3)%
Investments[1]	(213,743)	(1.6)
Advances	3,143,090	13.3
Mortgage loans, net	163,808	2.6
Derivative assets, net	11,713	22.7
Other assets	(6,494)	(5.7)
Total assets	$2,420,482	5.4%

Liabilities:
Deposits	$(77,307)	(10.2)%
Consolidated obligations, net	2,222,183	5.3
Derivative liabilities, net	6,189	19.7
Other liabilities	52,614	46.1
Total liabilities	2,203,679	5.2

Capital:
Capital stock outstanding	142,927	11.8
Retained earnings	61,447	9.4
Accumulated other comprehensive income (loss)	12,429	65.5
Total capital	216,803	11.8
Total liabilities and capital	$2,420,482	5.4%

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

Table 21 summarizes advances outstanding by product (dollar amounts in thousands):

Table 21

	09/30/2016		12/31/2015
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,951,590	44.9%	$8,464,599	36.1%
Regular adjustable rate advances	75,000	0.3	140,000	0.6
Adjustable rate callable advances	6,218,335	23.4	6,125,760	26.1
Customized advances:
Adjustable rate advances with embedded caps or floors	—	—	30,000	0.1
Standard housing and community development advances:
Adjustable rate callable advances	97,737	0.4	87,533	0.4
Total adjustable rate advances	18,342,662	69.0	14,847,892	63.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances	395,513	1.5	408,126	1.7
Regular fixed rate advances	5,208,212	19.6	5,392,625	23.0
Fixed rate callable advances	75,445	0.3	75,445	0.3
Standard housing and community development advances:
Regular fixed rate advances	402,585	1.5	378,044	1.6
Fixed rate callable advances	4,000	—	2,000	—
Total fixed rate advances	6,085,755	22.9	6,256,240	26.6
Convertible:
Standard advance products:
Fixed rate convertible advances	1,286,192	4.8	1,472,842	6.3
Amortizing:
Standard advance products:
Fixed rate amortizing advances	414,753	1.6	429,440	1.8
Fixed rate callable amortizing advances	23,986	0.1	28,796	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	428,577	1.6	431,251	1.9
Fixed rate callable amortizing advances	8,526	—	7,213	—
Total amortizing advances	875,842	3.3	896,700	3.8
TOTAL PAR VALUE	$26,590,451	100.0%	$23,473,674	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest component of our balance sheet at September 30, 2016 and December 31, 2015. The 13.3 percent increase in advance par value from December 31, 2015 (see Table 21) was due to a significant increase in our line of credit product. The increase in our line of credit product was largely a result of efforts to promote the pricing advantages of advances when taking into consideration our dividend rates paid on member capital stock supporting advances. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to continue to increase as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview” under this Item 2), but we cannot predict member demand for our advance products.

As of September 30, 2016 and December 31, 2015, 67.5 percent and 65.9 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced since the latter half of 2014 is a result of a smaller number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate on our Class B Common Stock since 2014. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what has occurred since the latter half of 2014.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one‑ or three‑month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.0 percent and 84.7 percent of our total advance portfolio as of September 30, 2016 and December 31, 2015, respectively.

Table 22 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 22

	09/30/2016		12/31/2015
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$6,500,000	24.4%	$4,800,000	20.4%
MidFirst Bank	4,145,000	15.6	3,779,000	16.1
Capitol Federal Savings Bank	2,375,000	8.9	2,475,000	10.5
United of Omaha Life Insurance Co.	762,827	2.9	735,909	3.1
Bellco Credit Union	696,487	2.6
Security Benefit Life Insurance Co.			1,081,500	4.6
TOTAL	$14,479,314	54.4%	$12,871,409	54.7%

Table 23 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands).

Table 23

	Three Months Ended
	09/30/2016		09/30/2015
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$15,999	20.3%	$15,670	23.9%
Bank of Oklahoma, NA	8,692	11.0	3,194	4.9
MidFirst Bank	5,852	7.4	3,041	4.6
American Fidelity Assurance Co.	4,062	5.2	4,321	6.6
United of Omaha Life Insurance Co.	1,924	2.4	1,603	2.4
TOTAL	$36,529	46.3%	$27,829	42.4%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(21.0) million and $(29.0) million for the three months ended September 30, 2016 and 2015, respectively.

Table 24 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands).

Table 24

	Nine Months Ended
	09/30/2016		09/30/2015
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$48,202	20.5%	$47,920	25.0%
Bank of Oklahoma, NA	24,302	10.3	7,707	4.0
MidFirst Bank	17,183	7.3	8,499	4.3
American Fidelity Assurance Co.	12,143	5.1	12,966	6.8
United of Omaha Life Insurance Co.	5,725	2.4	4,775	2.5
TOTAL	$107,555	45.6%	$81,867	42.6%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(67.7) million and $(89.8) million for the nine months ended September 30, 2016 and 2015, respectively.

Table 4 presents the amount of interest income on advances as a percentage of total interest income for the three and nine months ended September 30, 2016 and 2015.

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

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2016 was $0.9 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 2.6 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2015 to September 30, 2016. Net mortgage loans as a percentage of total assets decreased from 14.4 percent as of December 31, 2015 to 14.0 percent as of September 30, 2016. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and nine months ended September 30, 2016 and 2015.

The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2016.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We also recently began offering an MPF Government MBS product that similarly allows our PFIs to sell mortgages to FHLBank Chicago that are pooled into Ginnie Mae securities. Both products are intended to enhance our ability to manage mortgage volumes and receive a counterparty fee from FHLBank Chicago based on mortgage volumes sold by our PFIs. While we discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, we have the authority to offer participation interests in risk sharing MPF loan pools to member institutions, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

The number of approved PFIs was 275 and 279 as of September 30, 2016 and December 31, 2015, respectively. During the nine months ended September 30, 2016, we purchased loans from 170 PFIs with no one PFI accounting for more than 5.0 percent of the total dollar volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during the remainder of 2016 as we continue to educate our members about the improved execution and relative ease of use associated with the MPF Program. Table 25 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 25

	09/30/2016		12/31/2015
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$259,864	4.0%	$245,842	3.9%
Tulsa Teachers Credit Union	235,448	3.7	206,081	3.3
Mutual of Omaha Bank	165,115	2.6	194,606	3.1
SAC Federal Credit Union	146,489	2.3	146,228	2.3
Mid-America Bank	123,107	1.9
Girard National Bank			120,846	1.9
TOTAL	$930,023	14.5%	$913,603	14.5%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2016 was 750 and 73.8 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The decrease in the allowance for credit losses and the decrease in the allowance balance as a percent of UPB as of September 30, 2016 were primarily attributable to improvements in credit quality during the period, increases in property values, and a decline in the historical loss factor. The historical loss factor decreases as larger losses realized in older periods roll off or are offset by gains in more current periods in the historical average calculation. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased 1.6 percent from December 31, 2015 to September 30, 2016 largely due to a decrease in short-term investments due to the influx of cash that often occurs at the end of the year, the majority of which was invested in reverse repurchase agreements at December 31, 2015. The decrease in short-term investments was partially offset by an increase in MBS and other long-term securities, which coincided with the increase in advances and mortgage loans, as growth in core mission assets allows for growth in non-mission assets while maintaining our desired core mission assets ratio. Consistent with Finance Agency guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Table 26

	09/30/2016	12/31/2015
Interest-bearing deposits	$285,963	$100,000
Federal funds sold	1,250,000	2,000,000
Certificates of deposit	280,002	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,815,965	$2,100,000

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K for the year ended December 31, 2015. As of September 30, 2016, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of September 30, 2016, all unsecured investments were rated as investment grade based on NRSROs (see Table 30).

Table 27 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2016 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 27

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$435,963	$—	$—	$435,963
U.S. subsidiaries of foreign commercial banks	200,000	—	—	200,000
Total domestic and U.S. subsidiaries of foreign commercial banks	635,963	—	—	635,963
U.S. Branches and agency offices of foreign commercial banks:
Germany	375,000	—	—	375,000
Norway	300,000	—	—	300,000
Sweden	200,003	—	79,999	280,002
Finland	225,000	—	—	225,000
Total U.S. Branches and agency offices of foreign commercial banks	1,100,003	—	79,999	1,180,002
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,735,966	$—	$79,999	$1,815,965

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, Germany, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

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

According to Finance Agency regulation codified at 12 C.F.R. §1267.3, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of September 30, 2016, the amortized cost of our MBS portfolio represented 317 percent of our regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the current quarter. As of September 30, 2016, we held $0.9 billion of par value in MBS in our trading portfolio and $1.1 billion of par value in MBS in our available-for-sale portfolio. The majority of the MBS in both portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

Table 28

	09/30/2016	12/31/2015
Trading securities:
Certificates of deposit	$280,002	$—
GSE debentures	1,587,604	1,338,639
Mortgage-backed securities:
U.S. obligation MBS	716	801
GSE MBS	997,519	955,166
Total trading securities	2,865,841	2,294,606
Available-for-sale securities:
GSE MBS	1,111,754	495,063
Total available-for-sale securities	1,111,754	495,063
Held-to-maturity securities:
State or local housing agency obligations	108,300	111,655
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	39,134	47,234
GSE MBS	4,281,232	4,452,533
Private-label residential MBS	119,120	159,395
Total held-to-maturity securities	4,547,786	4,770,817
Total securities	8,525,381	7,560,486

Interest-bearing deposits	286,956	100,594

Federal funds sold	1,250,000	2,000,000

Securities purchased under agreements to resell	3,330,000	3,945,000
TOTAL INVESTMENTS	$13,392,337	$13,606,080

The contractual maturities of our investments are summarized by security type in Table 29 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 29

	09/30/2016
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$280,002	$—	$—	$—	$280,002
GSE debentures	213,861	943,873	429,870	—	1,587,604
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	716	716
GSE MBS	—	—	682,064	315,455	997,519
Total trading securities	493,863	943,873	1,111,934	316,171	2,865,841
Yield on trading securities	2.62%	0.68%	2.86%	2.58%
Available-for-sale securities:
GSE MBS	—	—	835,519	276,235	1,111,754
Total available-for-sale securities	—	—	835,519	276,235	1,111,754
Yield on available-for-sale securities	—%	—%	2.40%	2.91%
Held-to-maturity securities:
State or local housing agency obligations	—	2,850	10,055	95,395	108,300
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	39,134	39,134
GSE MBS	—	229,000	1,760,454	2,291,778	4,281,232
Private-label residential MBS	149	9,763	2,752	106,456	119,120
Total held-to-maturity securities	149	241,613	1,773,261	2,532,763	4,547,786
Yield on held-to-maturity securities	3.74%	1.22%	1.39%	1.44%

Total securities	494,012	1,185,486	3,720,714	3,125,169	8,525,381
Yield on total securities	2.62%	0.79%	2.04%	1.68%

Interest-bearing deposits	286,956	—	—	—	286,956

Federal funds sold	1,250,000	—	—	—	1,250,000

Securities purchased under agreements to resell	3,330,000	—	—	—	3,330,000
TOTAL INVESTMENTS	$5,360,968	$1,185,486	$3,720,714	$3,125,169	$13,392,337

Securities Ratings – Tables 30 and 31 present the carrying value of our investments by rating as of September 30, 2016 and December 31, 2015 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 30

	09/30/2016
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$993	$285,963	$—	$—	$—	$286,956

Federal funds sold[2]	—	225,000	1,025,000	—	—	—	1,250,000

Securities purchased under agreements to resell[3]	—	50,000	—	—	—	3,280,000	3,330,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	280,002	—	—	—	—	280,002
GSE debentures	—	1,587,604	—	—	—	—	1,587,604
State or local housing agency obligations	68,245	30,000	10,055	—	—	—	108,300
Total non-mortgage-backed securities	68,245	1,897,606	10,055	—	—	—	1,975,906
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	39,850	—	—	—	—	39,850
GSE MBS	—	6,390,505	—	—	—	—	6,390,505
Private label residential MBS	—	1,059	11,028	45,638	61,355	40	119,120
Total mortgage-backed securities	—	6,431,414	11,028	45,638	61,355	40	6,549,475

TOTAL INVESTMENTS	$68,245	$8,605,013	$1,332,046	$45,638	$61,355	$3,280,040	$13,392,337

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $12.7 million at September 30, 2016.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 31

	12/31/2015
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$594	$100,000	$—	$—	$—	$100,594

Federal funds sold[2]	—	500,000	1,500,000	—	—	—	2,000,000

Securities purchased under agreements to resell[3]	—	1,000,000	—	—	—	2,945,000	3,945,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,338,639	—	—	—	—	1,338,639
State or local housing agency obligations	69,280	30,000	12,375	—	—	—	111,655
Total non-mortgage-backed securities	69,280	1,368,639	12,375	—	—	—	1,450,294
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	48,035	—	—	—	—	48,035
GSE MBS	—	5,902,762	—	—	—	—	5,902,762
Private label residential MBS	—	2,531	11,907	52,661	92,244	52	159,395
Total mortgage-backed securities	—	5,953,328	11,907	52,661	92,244	52	6,110,192

TOTAL INVESTMENTS	$69,280	$8,822,561	$1,624,282	$52,661	$92,244	$2,945,052	$13,606,080

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.5 million at December 31, 2015.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS is less than one percent of total assets. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 32 presents a summary of the UPB of private-label MBS by interest rate type and by type of collateral (in thousands):

Table 32

	09/30/2016			12/31/2015
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$11,873	$62,427	$74,300	$16,223	$72,913	$89,136
Alt-A	19,693	35,972	55,665	40,151	43,376	83,527
TOTAL	$31,566	$98,399	$129,965	$56,374	$116,289	$172,663

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 33 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 33

09/30/2016
Private-label residential MBS:
UPB by credit rating:
Double-A	$1,082
Single-A	11,030
Triple-B	45,816
Double-B	20,150
Single-B	14,585
Triple-C	12,655
Double-C	7,830
Single-D	16,777
Unrated	40
TOTAL	$129,965

Amortized cost	$125,519
Gross unrealized losses	(7,440)
Fair value	119,634

OTTI:
Credit-related OTTI charge taken year-to-date	$62
Non-credit-related OTTI charge taken year-to-date	3
TOTAL	$65

Weighted average percentage of fair value to UPB	92.1%
Original weighted average credit support[1]	5.0
Weighted average credit support[1]	12.1
Weighted average collateral delinquency[2]	10.1

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Deposits: Total deposits decreased $77.3 million from December 31, 2015 to September 30, 2016. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. However, because of the low interest rate environment, we have established a current floor of 5 basis points on demand deposits and 10 basis points on overnight deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 5.3 percent from December 31, 2015 to September 30, 2016. Discount notes increased from 52.3 percent of total outstanding consolidated obligations as of December 31, 2015 to 58.1 percent as of September 30, 2016 primarily as a result of the increase in our line of credit product and other short-term advance products, which are generally funded with discount notes, and market conditions that caused an increase in the cost of consolidated obligation bonds indexed or swapped to LIBOR, resulting in our use of discount notes instead of these bonds to fund LIBOR-based assets, especially during the first half of 2016. During the third quarter of 2016, the spread to LIBOR began to improve so we increased our allocation of floating rate bonds funding our LIBOR-based assets, which resulted in a corresponding decrease in discount notes, which will reduce our LIBOR basis risk. We expect to continue funding our short-term advances with discount notes. We were able to replace some maturing and unswapped callable bonds with lower cost bonds during the second and third quarters of 2016. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the debt when it is called because concession costs are amortized to contractual maturity. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days).

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

During the nine months ended September 30, 2016, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $14.3 billion and $389.0 billion, respectively, compared to $11.1 billion and $214.4 billion for the same period in 2015. The large increase between periods reflects the cumulative effect of using a higher allocation of shorter term discount notes, primarily overnight discount notes, during 2016. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio, but we have been funding a larger percentage of our assets with discount notes due to market conditions during the first half of 2016 that increased the cost of consolidated obligation bonds indexed or swapped to LIBOR. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At September 30, 2016, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, decreased $2.0 billion, from $7.4 billion as of December 31, 2015 to $5.4 billion as of September 30, 2016. The decrease was due to a greater influx of cash at the end of the year compared to other quarter ends. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. These debentures were $1.5 billion and $1.3 billion in par value as of September 30, 2016 and December 31, 2015, respectively. We held GSE MBS with a par value of $946.1 million and $962.2 million as of September 30, 2016 and December 31, 2015, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the nine months ended September 30, 2016, advance disbursements totaled $106.7 billion compared to $76.9 billion for the same period in 2015. During the nine months ended September 30, 2016, investment purchases (excluding overnight investments) totaled $2.1 billion compared to $4.5 billion for the same period in 2015. During the nine months ended September 30, 2016, payments on consolidated obligation bonds and discount notes were $15.8 billion and $385.3 billion, respectively, compared to $9.1 billion and $208.0 billion for the same period in 2015, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of discount notes, including overnight discount notes.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $4.6 billion as of September 30, 2016. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the Finance Agency to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements throughout the first nine months of 2016. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment balances. The weighted average remaining days to maturity of discount notes outstanding increased to 38 days as of September 30, 2016 from 37 days at December 31, 2015. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 4 days as of both September 30, 2016 and December 31, 2015 because we held primarily short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio increased from 33 days on December 31, 2015 to 34 days on September 30, 2016 as a result of the increase in the weighted average remaining days to maturity of our discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock increased 11.8 percent from December 31, 2015 to September 30, 2016, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan.

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

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends received generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to our members. Based on anecdotal evidence (such as member advance activity and discussions with members), we believe that our activity-based stock purchase requirement for advances has not reduced advance activity with our members, although that may not hold true in the future. Table 34 provides a summary of member capital requirements under our current capital plan as of September 30, 2016 and December 31, 2015 (in thousands):

Table 34

Requirement	09/30/2016	12/31/2015
Asset-based (Class A only)	$156,713	$154,290
Activity-based (additional Class B)[1]	1,095,883	960,538
Total Required Stock[2]	1,252,596	1,114,828
Excess Stock (Class A and B)	102,303	96,858
Total Stock[2]	$1,354,899	$1,211,686

Activity-based Requirements:
Advances[3]	$1,193,487	$1,052,889
AMA assets (mortgage loans)[4]	1,265	1,521
Total Activity-based Requirement	1,194,752	1,054,410
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	57,844	60,418
Total Required Stock[2]	$1,252,596	$1,114,828

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of September 30, 2016 and December 31, 2015.

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

Table 35

Applicable Rate per Annum	09/30/2016	06/30/2016	03/31/2016	12/31/2015	09/30/2015
Class A Common Stock	1.00%	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00	6.00
Weighted Average[1]	5.28	5.30	5.32	5.31	5.29
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.40%	0.37%	0.37%	0.16%	0.14%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 6.00 percent on Class B Common Stock in the third quarter of 2014, as a result of a change in our capital management practices intended to result in a higher percentage payout of quarterly earnings, slower growth in retained earnings, and increased advance utilization primarily due to the extremely low all-in cost of advances once the dividend is factored in. We expect to recommend maintaining the current dividend rates on Class A Common Stock and Class B Common Stock for a considerable time in keeping with the desire to pay out a larger percentage of income than in the past. We caution, however, that market conditions can be unpredictable and adverse changes may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Therefore, counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation and compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs, collateralized mortgage obligations (CMOs) securitized by GSEs, private-label MBS rated triple-A at the time of purchase, and CMOs securitized by whole loans. Approximately 97 percent of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. All of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 33), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of seven securities that have experienced immaterial cash flow shortfalls. Other long-term investments include unsecured GSE debentures and unsecured or collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (uncleared derivatives) or with an executing broker and cleared through a Futures Commission Merchant (i.e., clearing agent), with a Derivatives Clearing Organization (cleared derivatives).

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We generally require collateral on uncleared derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. We had no outstanding derivative transactions with members as of September 30, 2016. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative transactions as of September 30, 2016.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk in the event that the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2016.

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

Tables 36 and 37 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard and Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 36

09/30/2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$136,000	$264	$(100)	$364
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	3,367,101	(72,383)	(78,889)	6,506
Triple-B	530,720	(23,641)	(24,658)	1,017
Cleared derivatives[2]	3,518,073	(111,654)	(166,685)	55,031
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,551,894	$(207,414)	$(270,332)	$62,918

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

Table 37

12/31/2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$250,000	$53	$—	$53
Single-A	1,832,154	26,512	22,004	4,508
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	2,803,762	(53,857)	(58,156)	4,299
Cleared derivatives[2]	5,977,132	(51,148)	(93,808)	42,660
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$10,863,048	$(78,440)	$(129,960)	$51,520

[1]	Exposure can change on a daily basis; and thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is actually returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

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

Table 38 presents the total fair value of cross-border outstandings to countries in which we do business as of September 30, 2016 (dollar amounts in thousands).

Table 38

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$900,000	1.9%

Trading securities[3]	280,002	0.6

Derivative assets:
Net exposure at fair value	(30,070)
Cash collateral held	34,174
Net exposure after cash collateral	4,104	—

TOTAL	$1,184,106	2.5%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of September 30, 2016 were $0.4 billion (Germany).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the third quarter of 2016.

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

We generally maintained stable access to the capital markets for the quarter ended September 30, 2016. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

Certain of our derivative instruments contain provisions that require us to post additional collateral with our counterparties if there is deterioration in our credit rating. See Note 7 of the Notes to Financial Statements under Item 1 for additional information on collateral posting requirements and credit-risk-related contingent features. We believe that our liquidity position as of September 30, 2016 was sufficient to satisfy the additional collateral that would be required in the event of a downgrade in our credit rating from double-A to single-A if the downgrade was effective at that time, and such amounts would not have a material impact to our financial condition or results of operations.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of our obligation to promote diversity and ensure inclusion. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all our business and activities, including management, employment and contracting. The proposed amendments would:

•
require the FHLBanks to develop standalone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•
require the FHLBanks to amend their policies on equal opportunity in employment and contracting by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications; and

•
require the FHLBanks to provide information in their annual reports to the Finance Agency about their efforts to advance diversity and inclusion through capital market transactions, affordable housing and community investment programs, initiatives to improve access to mortgage credit, and strategies for promoting the diversity of supervisors and managers.

Comments on the proposed amendments are due by December 27, 2016. We are currently assessing the effect of the proposed amendments.

Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action and that been initiated by the Finance Agency are only permitted if they relate to:

•
premiums for professional liability insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the Finance Agency or a civil money penalty;

•	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into on or prior to September 20, 2016.

The proposed rule also outlines the process a board of directors must undertake prior to making any permitted indemnification payment for expenses of defending an action initiated by the Finance Agency.

Comments are due on the proposed rule by December 21, 2016. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would have a material impact.

FHLBank New Business Activities. On August 23, 2016, the Finance Agency proposed a rule that, if adopted, would reduce the scope of new business activities (NBAs) for which an FHLBank must seek approval from the Finance Agency and would establish more certain timelines for Finance Agency review and approval of NBA notices. The proposed rule also would clarify the protocol for Finance Agency review of NBAs. Under the proposed rule, acceptance of new types of legally permissible collateral by the FHLBanks would not constitute a new business activity or require approval from the Finance Agency prior to acceptance. Instead, the Finance Agency would review new collateral types as part of the annual exam process.

On October 24, 2016, the FHLBanks provided comments to the proposed rule, which primarily related to certain procedures under the proposed rule. We do not anticipate that the proposed rule, if adopted, would have a material impact.

Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On August 19, 2016, the Office of the Comptroller of the Currency (OCC) issued a proposed rule, which, if adopted, would require certain systemically important financial institutions (SIFI) regulated by the OCC to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the SIFI or an affiliate of the SIFI. Covered QFCs include derivatives, repurchase agreements and reverse repurchase agreements, and securities lending and borrowing agreements. On May 3, 2016, the Federal Reserve Board (FRB) issued a substantively identical proposed rule with respect to QFCs entered into with globally systemically important banking organizations (GSIBs) and their affiliates that are subject to regulation in the U.S.

The FHLBanks provided comments on the FRB proposed rule on August 5, 2016 and to the OCC proposed rule on October 18, 2016, which primarily seek clarification of an exemption and the recognition of a safe harbor. We do not anticipate that the proposed rule, if adopted, would have a material impact, but we would need to amend any covered QFCs entered into with FRB regulated GSIBs or OCC regulated SIFIs.

European Union (EU) Market Abuse Regulation. The EU issued updated Market Abuse Regulations (MAR) that became effective July 3, 2016 and which contain rules on insider dealing, unlawful disclosure of inside information and market manipulation for debt and equity securities on European securities exchanges, which differ in certain respects from U.S. regulations. MAR applies to companies with securities admitted to trading on EU exchanges on which FHLBank consolidated obligations are listed. MAR contains an exemption to its requirements for certain public bodies and central banks of third countries. The Office of Finance and the FHLBanks are examining, given their GSE-status, whether this exemption applies. If the exemption does not apply, we anticipate that the most significant impact of the MAR will be more stringent and detailed recordkeeping, creation of detailed lists on parties who have access to inside information, and notification requirements.

Financial Industry Regulatory Authority (FINRA) Rule 4210 establishing margin requirements for the “to-be-announced” (TBA) Market. On June 15, 2016, the SEC approved a proposed rule by FINRA to require the margining of certain TBA transactions. Specifically, the approved FINRA Rule 4210 will require FINRA members to collect from, but not post to, their customers maintenance margin (i.e., initial margin) and variation margin on transactions that are “Covered Agency Transactions,” subject to certain exemptions. A “Covered Agency Transaction” includes (certain terms are defined under FINRA rules):

•	TBA transactions inclusive of ARM transactions, and Specified Pool Transactions, for which the difference between the trade date and contractual settlement date is greater than one business day; and

•	CMOs issued in conformity with a program of an Agency or a GSE for which the difference between the trade date and contractual settlement date is greater than three business days.

Covered Agency Transactions with a counterparty in multi-family housing securities are exempt from the margin requirements if certain requirements are met.

Under the rule, we are exempt from posting initial margin, but would be required to post variation margin to our FINRA-member counterparties in connection with covered transactions if we have $10 million or more in gross open positions with the counterparty. FINRA members will be required to comply with the new margin requirements beginning in December 2017.

We are currently assessing the financial and operational impacts of this rule.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of September 30, 2016. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 39 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 39

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2016	-0.1	-2.2	1.1
06/30/2016	2.1	-1.4	1.0
03/31/2016	1.8	0.9	1.1
12/31/2015	2.0	1.0	2.0
09/30/2015	1.9	1.2	0.9

The DOE as of September 30, 2016 decreased in the base and the up 200 basis point shock scenarios and increased slightly in the down 200 basis point shock scenario from June 30, 2016. The primary factors contributing to these changes in duration during the period were: (1) the increase in intermediate- and long-term interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with a slight increase in the weighting of the portfolio as a percent of total assets; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the continued issuance of discount notes to fund the growth in advances.

The increase in intermediate- and long-term interest rates during the third quarter of 2016 generally indicates a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. However, primary/secondary mortgage market spreads compressed during the quarter causing the effective mortgage rate to decline generating shortened durations for the fixed rate mortgage portfolio contributing to the more negative base case DOE. With the slight increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio increased as an overall percentage of assets as expected and as the balance sheet expanded, increasing from 13.9 percent of total assets as of June 30, 2016 to 14.0 percent as of September 30, 2016. With this weighting increase, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets change. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, while intermediate- and long-term interest rates increased based on period-end dates, interest rates continued to remain low throughout the quarter and as we continued to experience prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The increase in intermediate- and long-term interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to lengthen along with the fixed rate mortgage loan portfolio. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of declining interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2015. In addition, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios where the DOE decreased in the base and the up 200 interest rate shock scenarios and increased in the down 200 shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the GSE variable rate MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in GSE variable rate MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended September 30, 2016, we purchased $85.7 million of variable rate single-family and $24.0 million of variable rate multi-family GSE MBS. However, we did not purchase additional interest rate caps during the third quarter of 2016 because the investments did not contain interest rate cap exposure. In addition, we purchased $51.3 million fixed rate multi-family GSE MBS during the current quarter. These fixed rate securities were effectively swapped to LIBOR and impacted DOE only slightly since they are reflected as variable rate instruments and are further described in Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain (Loss) on Trading Securities."

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -1.3 months for September 30, 2016 and -0.8 month for June 30, 2016. As discussed previously, the relatively stable performance and directional movement of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the third quarter of 2016. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 40 presents MVE as a percent of TRCS. As of September 30, 2016, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Further, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below. In addition, the increase in the up 200 interest rate shock scenario is primarily the result of gains in our unswapped callable bonds as the below market rates provide a significant benefit as interest rates increase and generally exceed the losses in the mortgage asset portfolio. This increase indicates the market value of the unswapped callable bonds are more sensitive as interest rates rise and reflects the negative base case DOE, indicating more sensitive liabilities as rates change.

Table 40

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2016	180	172	176
06/30/2016	169	170	170
03/31/2016	164	167	170
12/31/2015	168	171	177
09/30/2015	165	168	172

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

Tables 41 and 42 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 41

09/30/2016
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,323,297	$(94,530)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(397)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,284,192	(39,340)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	136,025	(7,457)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	604,820	(43,799)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	853,259	(71,368)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,051,215	(62,042)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,922,800	1,941
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	146,754	339
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	149,361	165
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	962,680	43,650
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	600,000	713
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	260,000	(11)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	400,000	1,098
TOTAL				$12,760,403	$(271,038)

Table 42

12/31/2015
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,099,956	$(62,746)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(634)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,470,842	(57,377)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	60,000	(94)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	129,423	(1,708)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,254,820	(55,350)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	854,338	(21,731)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	498,948	(4,259)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,922,800	5,789
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	66,045	7
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	648,779	531
Fixed rate non-callable consolidated obligation discount notes with tenors of less than six months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	249,693	133
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,659,820	49,959
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	780,000	2,607
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(1,402)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	895,000	(1,404)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	800,000	(701)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	8,000	—
TOTAL				$16,554,464	$(148,380)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Exhibit 3.2 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1	Exhibit 10.1 to the Current Report on Form 8-K, filed August 3, 2016, NEO Severance Policy, is incorporated herein by reference as Exhibit 10.1
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

November 3, 2016	By: /s/ Andrew J. Jetter
Date	Andrew J. Jetter
President and Chief Executive Officer

November 3, 2016	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer