Form 10-K
period 2016-12-31
Federal Home Loan Bank of Topeka
filed 2017-03-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
March 7, 2017
Class A Stock, par value $100 per share	2,227,264
Class B Stock, par value $100 per share	13,068,064

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2016, the aggregate par value of stock held by current and former members of the registrant was $1,351,636,300, and 13,516,363 total shares were outstanding as of that date.

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of the FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. The FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

•
Governmental actions, including legislative, regulatory, judicial or other developments that affect the FHLBank; its members, counterparties or investors; housing government-sponsored enterprises (GSE); or the FHLBank System in general;

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, interest rates and indices and the timing and volume of market activity;

•	Membership changes, including changes resulting from member failures or mergers, changes due to member eligibility, or changes in the principal place of business of members;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;

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

Any federally insured depository institution, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the Finance Agency director based on the consumer price index). For 2016, this asset cap was $1.1 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own an amount of capital stock in the FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 86 and 87 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Our business activities include providing collateralized loans, known as advances, to members and housing associates, and acquiring residential mortgage loans from members. By law, only certain general categories of collateral are eligible to secure FHLBank obligations. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, and cash management.

Finance Agency regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the Finance Agency’s core mission asset (CMA) guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. Our ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio) utilizing par balances as outlined in our strategic plan was 79 percent as of December 31, 2016. We generally intend to maintain the CMA ratio within the range of 70 to 80 percent, which exceeds the Finance Agency's recommended minimum ratio of 70 percent utilizing par balances. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings and the issuance of capital stock.

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and all 11 FHLBanks (including FHLBank Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all 11 FHLBanks is stable. Moody’s has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the 11 FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt.

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

▪
Symmetrical fixed rate advances are non-amortizing loans with terms to maturity from 94 days to 360 months, prepayable with a fee, but the borrower also has the contractual ability to realize a gain from the market movement of interest rates upon prepayment;

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

▪	Structured advances are advances with an embedded interest rate cap, floor, or collar; and

▪	Standby credit facilities are variable rate, non-amortizing, prepayable, revolving standby credit lines that provide the ability to draw advances after normal cutoff times.

Customized advances may be created on request, including advances with embedded interest rate floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Notes 1 and 8 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 63 and 64 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management.”

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

In addition to members, we also make advances to housing associates. To qualify as a housing associate, the applicant must: (1) be approved under Title II of the National Housing Act of 1934; (2) be a chartered institution having succession; (3) be subject to the inspection and supervision of some governmental agency; (4) lend its own funds as its principal activity in the mortgage field; and (5) have a financial condition that demonstrates that advances may be safely made. Housing associates are not subject to certain provisions of the Bank Act that are applicable to members, such as the capital stock purchase requirements, but the same regulatory lending requirements generally apply to them as apply to members. Restrictive collateral provisions apply if the housing associate does not qualify as a state housing finance agency (HFA). We currently have three housing associates who are customers and all three are state HFAs.

At the time an advance is originated, we are required to obtain and maintain a security interest in sufficient collateral of the borrower, which is eligible in one or more of the following categories:

▪	Fully disbursed, whole first mortgages on 1-4 family residential property or securities representing a whole interest in such mortgages;

▪
Securities issued and guaranteed or insured by the U.S. government, U.S. government agencies and mortgage GSEs including, without limitation, MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae);

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

As additional security for a member’s indebtedness, we have a statutory lien on that member’s FHLBank stock. Additional collateral may be required to secure a member’s or housing associate’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance), at our discretion.

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), we take control of all collateral. If the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral to fully collateralize the member’s indebtedness to us.

Table 11 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 27 and 28 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2016 and 2015 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2016 and 2015.

Mortgage Loans
We purchase various residential mortgage loan products from participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure created and maintained by FHLBank of Chicago. Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-insured or guaranteed (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. These portfolio mortgage products, along with residential loans sold under the MPF Xtra and MPF Government MBS products, where the PFI sells a loan under the MPF Program structure to Fannie Mae or to FHLBank of Chicago for securitization, respectively, collectively provide our members an opportunity to further their cooperative partnership with us.

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

Under the Finance Agency’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra and government-guaranteed loan products). In order to share the credit risk with our PFIs, we use a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO) to determine the amount of credit enhancement, or CE obligation, needed to achieve a credit equivalent rating that is permissible under the AMA regulation and consistent with our risk appetite. The master commitment defines the pool of MPF loans for which the CE obligation is determined so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a BBB-rated asset (effective December 2016). For master commitments with loans funded prior to December 2016, the CE obligation makes the risk equivalent to an AA-rated asset, unless the PFI has requested a realignment of the CE obligation.

The CE obligation methodology described above is applied to MPF portfolio products involving conventional mortgage loans. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to reduce the amount of the CE obligation to some degree, as specified in a master commitment agreement for each pool of conventional mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are paid a CE fee for managing this credit risk. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance-based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are three MPF portfolio products from which PFIs currently may choose (see Table 1). MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. As mentioned above, MPF Xtra is essentially a loan sale from the PFI to FHLBank of Chicago (Fannie Mae seller-servicer), and simultaneously to Fannie Mae. MPF Government MBS is essentially a loan sale of government loans from the PFI to FHLBank of Chicago for securitization into Ginnie Mae MBS. We collect a counterparty fee for our PFI participating in the MPF Xtra and MPF Government MBS products.

The MPF portfolio products involving conventional mortgage loans are termed credit-enhanced products, because we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government, MPF Government MBS, and MPF Xtra products do not have a first loss and/or credit enhancement structure.

Table 11 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our mortgage loan products. Table 29 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

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

MPF Provider: FHLBank of Chicago serves as the MPF Provider for the MPF Program. It maintains the structure of MPF residential loan products and the eligibility rules for MPF loans, including MPF Xtra loans and MPF Government MBS loans, which primarily fall under the rules and guidelines provided by Fannie Mae and Ginnie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back‑office processing of MPF loans in its role as master servicer and program custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. We utilize the capability under the individual FHLBank pricing option to change the pricing offered to our PFIs for all MPF products, but any pricing changes made affect all delivery commitment terms and loan note rates in the same amount for all PFIs.

The MPF Provider publishes and maintains documentation (referred to as Guides) that details the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. As indicated, under the MPF Xtra and MPF Government MBS products, we are a conduit that PFIs use to sell loans to FHLBank of Chicago, which simultaneously sells the loans to Fannie Mae or pools the loans into Ginnie Mae MBS, respectively. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances (UPB) before any charge-offs of MPF loans funded since January 1, 2004. Beginning in 2016, we also pay a fixed service cost on a quarterly basis.

MPF Servicing: PFIs selling residential mortgage loans under the MPF Program may either retain the servicing function or transfer it and the servicing rights to an approved PFI servicer. If a PFI chooses to retain the servicing function, it receives a servicing fee. PFIs may utilize approved subservicers to perform the servicing duties. If the PFI chooses to transfer servicing rights to an approved third-party provider, the servicing is transferred concurrently with the sale of the residential mortgage loan with the PFI receiving a servicing-released premium. The servicing fee is paid to the third-party servicer. All servicing-retained and servicing-released PFIs are subject to the rules and requirements set forth in the MPF Servicing Guide. Throughout the servicing process, the master servicer monitors PFI compliance with MPF Program requirements and makes periodic reports to the MPF Provider.

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

A majority of the states, and some municipalities, have enacted laws prohibiting mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any potential or pending claim, action, or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws.

Table 1 presents a comparison of the different characteristics for each of the MPF products either held on our balance sheet as of December 31, 2016 or currently offered as a loan sale from the PFI to FHLBank of Chicago:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI
MPF Original	4 basis points (bps) per year against unpaid balance, accrued monthly	Aggregate sum of the loan level credit enhancements (LLCEs)	10 bps per year, paid monthly based on remaining UPB; guaranteed	No	25 bps per year, paid monthly
MPF 100[2]	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[3]	Sized to equal expected losses	0 to 20 bps after FLA and SMI	7 bps per year plus 6 to 7 bps per year, performance-based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A4	N/A	44 bps per year, paid monthly
MPF Government MBS	N/A	N/A (unreimbursed servicing expenses only)	N/A	N/A	Based on note rate

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The offset is limited to fees payable in a given year but could be reduced in subsequent years. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

[3]	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.

[4]	Two government master commitments have been grandfathered and paid 2 bps/year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2016:

Table 2

Product Name	FLA	CE Obligation Calculation
MPF Original	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	(LLCE x PSF) - FLA - SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.

[2]	LLCE represents the sum of the loan level credit enhancement amounts of the loans sold into the pool of loans covered by the master commitment agreement.

[3]	The S&P Level’s Pool Size Factor (PSF) is applied at the MPF FHLBank level against the total of loans in portfolio.

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

Investments
A portfolio of investments is maintained for liquidity and asset/liability management purposes. We maintain a portfolio of short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government) or privately issued MBS that carried the highest ratings from Moody’s, Fitch Ratings (Fitch) or S&P at the date of acquisition. We no longer purchase private-label MBS, although we continue to hold a small percentage of private-label MBS in our investment portfolio.

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

In addition to the above limitations on allowable types of MBS investments, the Finance Agency limits our total investment in MBS by requiring that the aggregate value of MBS owned not exceed 300 percent of our month-end total regulatory capital as most recently reported to the Finance Agency, on the day we purchase the securities. Aggregate value is calculated with the total amortized cost of available-for-sale and held-to-maturity MBS and the total fair value of trading MBS. We generally utilize our MBS authority to maintain a portfolio of MBS investments approximating 300 percent of our total regulatory capital. As of December 31, 2016, the amortized cost of our MBS/CMO portfolio represented 327 percent of our regulatory capital due to some capital stock repurchases that occurred prior to year end.

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

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of the FHLBanks as of December 31, 2016 and 2015 (in millions):

Table 3

	12/31/2016	12/31/2015
Par value of consolidated obligations of the FHLBank	$42,481	$41,645

Par value of consolidated obligations of all FHLBanks	$989,311	$905,202

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

Table 4 illustrates our compliance with the Finance Agency’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2016 and 2015 (dollar amounts in thousands):

Table 4

	12/31/2016	12/31/2015
Total non-pledged assets	$44,510,028	$44,336,631
Total carrying value of consolidated obligations	$42,497,676	$41,679,480
Ratio of non-pledged assets to consolidated obligations	1.05	1.06

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the FHLBanks. It also prepares the FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations. In addition, the Office of Finance administers two tax-exempt government corporations, the Resolution Funding Corporation (REFCORP) and the Financing Corporation, which were established as a result of the savings and loan crisis of the 1980s.

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Constant Maturity Swap, Prime and Three Month Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable or bullet bond tied to one of the standardized indices.

Consolidated Obligation Discount Notes: The Office of Finance also sells consolidated obligation discount notes on behalf of the FHLBanks that generally are used to meet short-term funding needs. These securities have maturities up to one year and are offered daily through certain securities dealers in a discount note selling group. In addition to the daily offerings of discount notes, the FHLBanks auction discount notes with fixed maturity dates ranging from 4 to 26 weeks through competitive auctions held twice a week utilizing the discount note selling group. The amount of discount notes sold through the auctions varies based upon market conditions and/or on the funding needs of the FHLBanks. Discount notes are generally sold at a discount and mature at par.

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

Generally, we use derivatives by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment, or forecasted transaction and in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP. For example, we use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, and to reduce funding costs as discussed below.

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

Liquidity Requirements: To support deposits, Finance Agency regulations require us to have at least an amount equal to current deposits received from our members invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. In addition, we must meet the additional liquidity policies and guidelines outlined in our RMP. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” for further discussion of our liquidity requirements.

Capital, Capital Rules and Dividends
FHLBank Capital Adequacy and Form Rules: The Gramm-Leach-Bliley Act (GLB Act) allows us to have two classes of stock, and each class may have sub-classes. Class A Common Stock is conditionally redeemable on six months’ written notice from the member, and Class B Common Stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict our ability to effectuate such redemptions. Membership is voluntary. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize our credit and mortgage finance products. Members that withdraw from membership may not reapply for membership for five years.

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

Following are highlights from our capital plan:

▪	Two classes of authorized stock - Class A Common Stock and Class B Common Stock;

▪	Both classes have $100 par value per share and both are defined as common stock;

▪
Class A Common Stock is required for membership. The membership or asset-based stock requirement is currently 0.1 percent of a member's total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 5,000 shares ($500,000);

▪
To the extent a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support that member’s activities with us. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction, such as an advance (4.5 percent of outstanding advances [range = 4.0 to 6.0 percent]);

▪	Excess stock is calculated daily. We may exchange excess Class B Common Stock for Class A Common Stock, but only if we continue to meet our regulatory capital requirements after the exchange;

▪
A member may hold excess Class A or Class B Common Stock, subject to our right to repurchase excess stock or to exchange excess Class B Common Stock for Class A Common Stock, or may ask to redeem all or part of its excess Class A or Class B Common Stock. A member may also ask to exchange all or part of its excess Class A or Class B Common Stock for Class B or Class A Common Stock, respectively, but all such exchanges are completed at our discretion;

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

▪	A member may submit a redemption request to us for any or all of its excess Class A Common Stock and/or Class B Common Stock;

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

▪	Each required share of Class A and Class B Common Stock is entitled to one vote subject to the statutorily imposed voting caps.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for additional information regarding capital.

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

Consistent with Finance Agency guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings threshold effective for the period ending December 31, 2015 and all subsequent periods includes detailed calculations of four components:

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

▪
Operations risk, which is calculated using a combination of: (1) the Basel II standardized approach; and (2) our operational risk event loss history, taking into consideration operational loss events reported by the FHLBank System that could impact us in the future. For periods presented prior to December 31, 2015, operations risk was equal to 30 percent of the total of the market and credit risk amounts, subject to a $10 million floor; and

▪
Net income volatility (formerly referred to as "derivative hedging volatility"), which is calculated using: (1) the largest net loss on derivative hedging activities under 100-basis-point interest rate shock scenarios (maximum derivative hedging loss under up or down shocks); and (2) dividend payment risk, computed as four times the dollar amount of dividends paid on all stock (including mandatorily redeemable capital stock) for the most recently paid quarterly dividend. For periods presented prior to December 31, 2015, this component was the projected income impact of derivative hedging activities under 100-basis-point shocks in interest rates (maximum derivative hedging loss under up or down shocks).

The retained earnings threshold was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the RMP did not significantly affect the level of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2016 and 2015 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2016	09/30/2016	06/30/2016	03/31/2016
Market Risk	$99,953	$89,400	$70,709	$57,193
Credit Risk	45,031	49,862	49,825	49,421
Operations Risk	26,453	26,442	26,383	26,174
Net Income Volatility	95,366	85,903	92,173	85,950
Total Retained Earnings Threshold	266,803	251,607	239,090	218,738
Actual Retained Earnings as of End of Quarter	735,196	713,229	685,029	673,102
Overage	$468,393	$461,622	$445,939	$454,364

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2015	09/30/2015	06/30/2015	03/31/2015
Market Risk	$53,793	$28,934	$31,288	$35,534
Credit Risk	51,731	49,914	57,064	54,139
Operations Risk	26,201	23,654	26,506	26,902
Net Income Volatility	84,232	10,178	5,499	9,019
Total Retained Earnings Threshold	215,957	112,680	120,357	125,594
Actual Retained Earnings as of End of Quarter	651,782	650,029	653,617	643,567
Overage	$435,825	$537,349	$533,260	$517,973

Under our retained earnings policy, any shortage of actual retained earnings with respect to the retained earnings threshold is to be met over a period generally not to exceed one year from the quarter-end calculation. The policy also provides that meeting the established retained earnings threshold has priority over the payment of dividends, but that the Board of Directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time.

Joint Capital Enhancement Agreement (JCE Agreement) – We, along with the other FHLBanks, entered into a JCE Agreement intended to enhance the capital position of each FHLBank. More specifically, the intent of the JCE Agreement is to allocate a portion of each FHLBank’s earnings to a Separate Restricted Retained Earnings Account (RRE Account) at that FHLBank. Thus, in accordance with the JCE Agreement, each FHLBank allocates 20 percent of its net income to an RRE Account and will do so until the balance of the account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter.

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

Assessments
We are subject to a regulatory AHP assessment based on a percentage of our earnings. The FHLBanks are required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP. In accordance with Finance Agency guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP.

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

Affordable Housing Program: Amounts specified by the AHP requirements described in Item 1 – “Business – Assessments” are reserved for this program. AHP provides cash grants to members to finance the purchase, construction, or rehabilitation of very low-, low-, and moderate-income owner occupied or rental housing. In addition to the competitive AHP program funds, a customized homeownership set-aside program called the Homeownership Set-aside Program (HSP) is offered under the AHP. The HSP provides down payment, closing cost, and purchase-related repair assistance to first-time homebuyers in Colorado, Kansas, Nebraska, and Oklahoma.

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.9 percent, 3.9 percent and 4.8 percent of total advances outstanding as of December 31, 2016, 2015, and 2014, respectively. Programs offered during 2016 under the CICA Program, which is not funded through the AHP, include:

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

Other Housing and Community Development Programs. We have established a voluntary program intended to promote homebuyer education in our district. The Rural First-time Homebuyer Education Program provides up to $75,000 annually to support rural homeownership education and counseling while actively encouraging participating organizations to seek supplemental funding from other sources. The goal of the program is to support rural education and counseling in all four states in the district, especially in those areas with HSP-participating members. This program is not funded through AHP funds.

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

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac, and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial, or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may increase, or less debt may be issued. We compete for the issuance of debt primarily on the basis of rate, term, and structure of the debt, but also on the liquidity position and perceived risk of the issuer.

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

Regulatory Oversight, Audits and Examinations
General: We are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the U.S. government. The Finance Agency is responsible for providing supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness so they serve as a reliable source of liquidity and funding for housing finance and community investment. The Finance Agency is headed by a Director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chair of the Securities and Exchange Commission (SEC), and the Director, who serves as the Chairperson of the Board. The Finance Agency is funded in part through assessments from the FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the Finance Agency or the FHLBanks. To assess our safety and soundness, the Finance Agency conducts annual, on-site examinations, as well as periodic on-site and off-site reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the Finance Agency. This information is available to all FHLBanks.

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

Personnel
As of March 7, 2017, we had 236 employees. Our employees are not represented by a collective bargaining unit, and we have a good relationship with our employees.

Legislative and Regulatory Developments
Finance Agency Final Rule on Acquired Member Assets. On December 19, 2016, the Finance Agency published the final AMA rule, which governs an FHLBank’s ability to purchase and hold certain types of mortgage loans from its members. The final rule, effective January 18, 2017, has, among other things:

•
expanded the types of assets that will qualify as AMA to include mortgage loans insured or guaranteed by a department or agency of the U.S. government that exceed the conforming loan limits and certificates representing interests in whole loans under certain conditions;

•
enhanced the credit risk sharing requirement by allowing an FHLBank to utilize its own model to determine the credit enhancement for AMA loan assets and pool loans in lieu of an NRSRO ratings model. The assets delivered must now be credit enhanced by the member up to the FHLBank determined “AMA investment grade” instead of a specific NRSRO rating; and

•	retained the option to allow a member to meet its CE obligation by purchasing loan level SMI or pool level insurance once an FHLBank has established standards for qualified insurers.

We do not anticipate that the final rule will have a negative impact on our volume of AMA loan assets or on our costs of operation.

Finance Agency Final Rule on New Business Activities. On December 19, 2016, the Finance Agency issued a final rule effective January 18, 2017, that, among other things, reduces the scope of new business activities (NBAs) for which an FHLBank must seek approval from the Finance Agency. In addition, the final rule establishes certain timelines for Finance Agency review and approval of NBA notices. The final rule also clarifies the protocol for Finance Agency review of NBAs. Under the final rule, acceptance of new types of eligible collateral by the FHLBanks would not constitute an NBA or require approval from the Finance Agency. Instead, the Finance Agency will review new collateral types as part of the annual examination process.

We do not anticipate that the final rule will materially impact us.

Finance Agency Proposed Rule on Minority and Women Inclusion. On October 27, 2016, the Finance Agency proposed amendments to its Minority and Women Inclusion regulations that, if adopted, would clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. These proposed amendments update existing Finance Agency regulations aimed at promoting diversity and the inclusion and utilization of minorities, women, and individuals with disabilities in all FHLBank business and activities, including management, employment and contracting.

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

We submitted a joint comment letter with the other FHLBanks and the Office of Finance on December 27, 2016, which primarily related to the proposed rule’s enhanced reporting and contract requirements. The proposed rule, if adopted, may increase the amount of tracking, monitoring, and reporting that would be required of each FHLBank.

Finance Agency Proposed Rule on FHLBank Membership for Non-Federally-Insured Credit Unions. On September 28, 2016, the Finance Agency proposed amendments to regulations governing FHLBank membership that would implement statutory amendments to the Bank Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule, if adopted, would generally treat these credit unions the same as other depository institutions with an additional requirement that they obtain an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

We are continuing to assess the impact of the proposed rule, but do not anticipate that, if adopted, it would materially impact us.

Finance Agency Proposed Rule on Indemnification Payments. On September 20, 2016, the Finance Agency issued a re-proposed rule that, if adopted, would establish standards for identifying whether an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other entity-affiliated party in connection with an administrative proceeding or civil action instituted by the Finance Agency is prohibited or permissible. Under the proposed rule, those payments with respect to an administrative proceeding or civil action instituted by the Finance Agency are only permitted if they relate to:

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

We submitted a joint comment letter with the other FHLBanks and the Office of Finance on the proposed rule on December 21, 2016. We are continuing to assess the effect of the proposed rule but do not anticipate that, if adopted, it would materially affect us.

Where to Find Additional Information
We file our annual, quarterly, and current reports and related information with the SEC. You may read and copy such material at the public reference facilities maintained by the SEC at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-732-0330 for more information on the public reference room. You can also find our SEC filings at the SEC’s website at www.sec.gov. Additionally, on our website at www.fhlbtopeka.com, you can find a link to the SEC’s website which can be used to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Item 1A: Risk Factors

Our business has been and may continue to be adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. In response to the economic downturn and the recession that ended in 2010, the U.S. government established certain governmental lending programs that adversely impacted our business. Despite an improvement in the housing and mortgage markets, there continue to be challenges to the ongoing economic recovery due to uncertainty about the U.S. fiscal situation, including the potential impact of global economic conditions on the U.S. economy, and the U.S. housing market due to the general lack of real wage growth and tight credit standards. Although previous government lending programs are no longer active, future governmental programs could create increased funding costs for consolidated obligations and decreased borrowing activity from our members that could have a material adverse impact on our financial condition and results of operations.

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

The Dodd-Frank Act also requires federal regulatory agencies to establish regulations to implement the legislation. For example, regulations on the over-the-counter derivatives market issued under the Dodd-Frank Act could materially adversely affect our ability to hedge our interest rate risk exposure from advances and mortgage loan purchases, and achieve our risk management objectives. Regulatory actions taken by the Commodity Futures Trading Commission (CFTC) have subjected us to increased regulatory requirements which have made and will continue to make derivative transactions more costly and less attractive as risk management tools. Such regulatory actions also have the potential to impact the costs of certain transactions between us and our members.

Our primary regulator, the Finance Agency, also continues to issue proposed and final regulatory and other requirements as a result of the Recovery Act, the Dodd-Frank Act and other mandates. We cannot predict the effect of any new regulations or other regulatory guidance on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, or our lending, investment, or mortgage loan activity, which could negatively affect our financial condition and results of operations.

The U.S. Congress is also considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. A report released by the U.S. Treasury Department and HUD in February, 2011, outlines possible GSE reforms, including potential reforms to the business models of Fannie Mae, Freddie Mac and the FHLBanks. We do not know how, when, or to what extent GSE reform legislation will impact the business or operations of the FHLBank or the FHLBank System.

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

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the Finance Agency. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations, and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. We are, or may also become, subject to further regulations promulgated by the SEC, CFTC, Federal Reserve Board, Financial Crimes Enforcement Network, or other regulatory agencies.

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

Changes to our balance sheet management strategies could adversely impact our results of operations. In 2015, the Finance Agency issued an advisory bulletin establishing a CMA ratio by which the Finance Agency will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations. Any adjustments to our balance sheet to meet and/or maintain CMA ratios may result in lower net income and, therefore, adversely impact our financial condition and results of operations as we continue to implement and maintain a core mission asset balance sheet.

An increase in required AHP contributions could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The FHLBank Act requires each FHLBank to contribute to its AHP the greater of: (1) 10 percent of the FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is based on the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year could result in an increase in our required AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.

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

The government support for the home mortgage market could have an adverse impact on our mortgage loans held for portfolio. Government policy and actions by the Federal Reserve, specifically continuing to reinvest principal repayments in its MBS portfolio, have been focused on maintaining home mortgage rates at relatively low levels. These actions may increase the rate of mortgage prepayments which may adversely affect the earnings on our mortgage investments.

Changes in our credit ratings may adversely affect our business operations. As of March 7, 2017, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It could require the posting of additional collateral for uncleared derivatives transactions and might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of March 7, 2017, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

The yield on, or value of, our MBS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS investments. Trends in unemployment, home price growth, and foreclosure inventory have been moving in a positive direction for the past several years, which has supported the underlying health of our MBS investments. However, if one or more of these macroeconomic variables deteriorates noticeably, delinquency and/or default rates on the underlying collateral supporting these investments will likely increase, and we could experience reduced yields or losses on our MBS investments. Any increase in delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of our MBS/CMO and HFA investments. The magnitude of potential losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bondholders could experience losses of principal. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

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

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, the majority of which are located within the United States, Canada, Australia, and Europe. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; (3) third-party providers of PMI and SMI for mortgage loans purchased under the MPF Program; (4) uncleared derivative counterparties; (5) third-party custodians and futures commission merchants associated with cleared derivatives; and (6) unsecured money market and Federal funds investment transactions. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations and financial condition.

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

Securities or loans pledged as collateral by our members could be adversely affected by the devaluation or inability to liquidate the collateral in the event of a default by the member. Although we seek to obtain sufficient collateral on our credit obligations to protect ourselves from credit losses, changes in market conditions or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a member and adversely affect our financial condition and results of operations. A reduction in liquidity in the financial markets or otherwise could have the same effect.

Our funding depends on our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. Our counterparties in the capital markets are also subject to additional regulation following the financial crisis that ended in 2010. These regulations could alter the balance sheet composition, market activities, and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of another severe financial, economic, or other disruption. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

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

We rely on derivatives to lower our cost of funds and reduce our interest rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends on management’s ability to determine the appropriate hedging positions considering: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends on our ability to enter into derivatives with acceptable counterparties or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings, and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

We rely on financial models to manage our market and credit risk, to make business decisions, and for financial accounting and reporting purposes. The impact of financial models and the underlying assumptions used to value financial instruments may have an adverse impact on our financial condition and results of operations. We make significant use of financial models for managing risk. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk, as well as credit risk. We also use models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The degree of management judgment in determining the fair value of a financial instrument is dependent on the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to regular validation by independent parties, rapid changes in market conditions could impact the value of our instruments. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations.

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

We may be unable to attract and retain a highly qualified and diverse workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. We may be unable to retain key management or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract and retain highly qualified and diverse employees, including a permanent President and Chief Executive Officer (CEO), or failure to develop and implement an adequate succession plan for key members of management, could adversely affect our financial condition and results of operations.

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

We face competition for loan demand, purchases of mortgage loans and access to funding, which could adversely affect our earnings. Our primary business is making advances to our members. We compete with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in certain circumstances, other FHLBanks. Our members have access to alternative funding sources that may offer more favorable terms than we offer on our advances, including more flexible credit or collateral standards. In addition, many of our competitors are not subject to the same regulations that are applicable to us. This enables those competitors to offer products and terms that we are not able to offer.

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

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, historically, failures have been resolved either through repayment directly from the Federal Deposit Insurance Corporation (FDIC) or through the purchase and assumption of the advances by another surviving financial institution. Liquidation of pledged collateral by us may cause financial statement losses. Additionally, as members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If members are unable to obtain sufficient liquidity from us, that member's financial position may continue to deteriorate. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.

A high proportion of advances and capital is concentrated with a few members, and a loss of, or change in business activities with, such institutions could adversely affect us. We have a high concentration of advances (see Table 27) and capital with a few institutions. A reduction in advances by such institutions, or the loss of membership by such institutions, whether through merger, consolidation, withdrawal, or other action, may result in a reduction in our total assets and a possible reduction of capital as a result of the repurchase or redemption of capital stock. The reduction in assets and capital may also reduce our net income.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We occupy approximately 62,796 square feet of office space at One Security Benefit Place, Suite 100, Topeka, Kansas. We are in the process of constructing a 95,000 square foot facility to house our operations in Topeka, Kansas. We also maintain in Topeka a leased off-site back-up facility with approximately 3,000 square feet.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 7, 2017, we had 756 stockholders of record and 2,227,264 shares of Class A Common Stock and 13,068,064 shares of Class B Common Stock outstanding, including 17,743 shares of Class A Common Stock and 4,944 shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to a Finance Agency regulation, we voluntarily registered one of our classes of stock pursuant to section 12(g)(1) of the Exchange Act.

We paid quarterly stock dividends during the years ended December 31, 2016 and 2015, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (dollar amounts in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]
12/31/2016	1.00%	$38	$496	$534	6.00%	$35	$18,838	$18,873
09/30/2016	1.00	39	506	545	6.00	34	19,444	19,478
06/30/2016	1.00	39	486	525	6.00	33	19,217	19,250
03/31/2016	1.00	39	443	482	6.00	34	18,638	18,672
12/31/2015	1.00	40	455	495	6.00	34	18,391	18,425
09/30/2015	1.00	39	455	494	6.00	35	18,065	18,100
06/30/2015	1.00	40	449	489	6.00	34	15,987	16,021
03/31/2015	1.00	40	412	452	6.00	34	14,201	14,235

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

[2]	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

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

We anticipate paying a 1.00 percent dividend on Class A Common Stock and a 6.00 percent dividend on Class B Common Stock for the first quarter of 2017. Historically, dividend levels have been influenced by several factors, including: (1) an objective of moving dividend rates gradually over time; (2) an objective of having dividends reflective of the level of current short‑term interest rates; and (3) an objective of managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Our retained earnings balances have been significantly above the threshold set forth in the retained earnings policy and were not a factor in determining dividend declarations in 2016 and 2015. There is a possibility that the retained earnings threshold level could change and be a greater consideration for dividend levels in the future because the threshold is a function of the size and composition of our balance sheet.

Item 6: Selected Financial Data

Table 8 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 8

	12/31/2016	12/31/2015	12/31/2014	12/31/2013	12/31/2012
Statement of Condition (as of period end):
Total assets	$45,216,749	$44,426,133	$36,853,977	$33,950,304	$33,818,627
Investments[1]	13,609,653	13,606,080	9,620,399	8,704,552	10,774,411
Advances	23,985,835	23,580,371	18,302,950	17,425,487	16,573,348
Mortgage loans, net[2]	6,640,725	6,390,708	6,230,172	5,949,480	5,940,517
Total liabilities	43,254,301	42,584,381	35,268,710	32,149,084	32,098,146
Deposits	598,931	759,366	595,775	961,888	1,181,957
Consolidated obligation bonds, net[3]	20,722,335	19,866,034	20,221,002	20,056,964	21,973,902
Consolidated obligation discount notes, net[3]	21,775,341	21,813,446	14,219,612	10,889,565	8,669,059
Total consolidated obligations, net[3]	42,497,676	41,679,480	34,440,614	30,946,529	30,642,961
Mandatorily redeemable capital stock	2,670	2,739	4,187	4,764	5,665
Total capital	1,962,448	1,841,752	1,585,267	1,801,220	1,720,481
Capital stock	1,226,675	1,208,947	974,041	1,252,249	1,264,456
Total retained earnings	735,196	651,782	627,133	567,332	481,282
Accumulated other comprehensive income (loss) (AOCI)	577	(18,977)	(15,907)	(18,361)	(25,257)
Statement of Income (for the year ended):
Net interest income	257,184	239,680	225,165	217,773	219,680
(Reversal) provision for credit losses on mortgage loans	(109)	(1,909)	(1,615)	1,926	2,496
Other income (loss)	(13,830)	(80,089)	(55,850)	(30,818)	(42,916)
Other expenses	63,706	57,762	53,143	52,762	51,696
Income before assessments	179,757	103,738	117,787	132,267	122,572
AHP	17,984	10,378	11,783	13,229	12,261
Net income	161,773	93,360	106,004	119,038	110,311
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	291	296	299	291	285
Dividends paid in stock[4]	78,068	68,415	45,904	32,697	30,205
Weighted average dividend rate[5]	5.29%	5.26%	4.22%	2.42%	2.26%
Dividend payout ratio[6]	48.44%	73.60%	43.59%	27.71%	27.64%
Return on average equity	7.45%	4.78%	6.29%	6.37%	6.23%
Return on average assets	0.33%	0.21%	0.30%	0.33%	0.32%
Average equity to average assets	4.47%	4.45%	4.82%	5.24%	5.13%
Net interest margin[7]	0.53%	0.55%	0.64%	0.61%	0.64%
Total capital ratio[8]	4.34%	4.14%	4.30%	5.31%	5.09%
Regulatory capital ratio[9]	4.34%	4.19%	4.36%	5.37%	5.18%
Ratio of earnings to fixed charges[10]	1.56	1.46	1.58	1.59	1.45

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.

[2]	The allowance for credit losses on mortgage loans was $1,674,000, $1,972,000, $4,550,000, $6,748,000, and $5,416,000 as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 17 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable. December 31, 2015 balances were modified for the change in accounting principle related to the reclassification of concessions on consolidated obligations; periods prior to December 31, 2015 were not adjusted.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $79,000, $39,000, $40,000, $25,000, and $41,000 for the years ended December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

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

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance that facilitates the issuance and servicing of the consolidated obligations. The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings, and the issuance of capital stock.

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System). Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances, standby letters of credit, and AMA, at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of the FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are UPBs outstanding). At our discretion, we may repurchase excess stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay stable dividends.

Net income for the year ended December 31, 2016 was $161.8 million compared to $93.4 million for the year ended December 31, 2015. The $68.4 million increase in net income was primarily driven by fair value fluctuations on derivatives and hedging activities and trading securities, which resulted in a net increase of $65.5 million. The positive fair value fluctuations were generally due to changes in the relative level of interest rates and mortgage related spreads. These changes, as well as the relative swap spread levels, also impacted the values of the economic interest rate swaps hedging the multi-family GSE MBS. Net interest income increased $17.5 million for the year ended December 31, 2016 largely as a result of advance growth, primarily in our lower-yielding line of credit advances, and increases in higher-yielding investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates. Detailed discussion relating to the fluctuations in net interest income, net gain (loss) on derivatives and hedging activities, and net gain (loss) on trading securities can be found under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

After a significant increase in total assets from December 31, 2014 to December 31, 2015, resulting from a substantial increase in advances during 2015, year-end total assets were fairly stable at December 31, 2016, increasing by $0.8 billion, or 1.8 percent, from December 31, 2015. This slight growth at year end was due to continued growth in advances, although to a lesser extent than in prior periods, an increase in investment securities, and an increase in mortgage loans. Advance balances fluctuate seasonally and tend to trend down at the end of a quarter. Moreover, the average balance of advances increased by $3.4 billion, or 13.0 percent, during 2016 compared to 2015 (see Table 12 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”). The FHLBank has been actively promoting the impact of the dividend on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends since 2014, which has resulted in increased utilization of advances, especially the line of credit product. We strive to maintain a ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio) of 70 to 80 percent, as a result increases in the average balance of both advances and mortgages allows for growth in non-mission assets while maintaining our desired CMA ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

Total liabilities increased $0.7 billion, or 1.6 percent, from December 31, 2015 to December 31, 2016. This increase was attributable to the $0.9 billion increase in consolidated obligation bonds, partially offset by a slight decrease in deposits and discount notes. During 2015 and the first half of 2016, we increased our allocation from longer term bonds to shorter term discount notes to fund the increase in short-term advances during that time period due to market conditions that increased the cost of consolidated obligations swapped or indexed to LIBOR. During the last half of 2016, the spread to LIBOR began to improve and as a result, we began increasing our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to reduce our LIBOR basis risk. For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on average equity (ROE) increased to 7.45 percent for the year ended December 31, 2016 compared to 4.78 percent for the prior year period. Despite the increase in average capital caused by the increase in advances, the increase in net income resulted in an increase in ROE for the year ended December 31, 2016.

Dividends paid to members totaled $78.4 million for the year ended December 31, 2016 compared to $68.7 million for the same period in the prior year. The dividend rate for Class A Common Stock remained at 1.00 percent from December 31, 2015 to December 31, 2016, and the dividend rate for Class B Common Stock remained at 6.00 percent for the same period.

Our strategic business plan is structured in such a way that our business activities are intended to achieve our mission consistent with the Finance Agency’s core mission asset guidance. Our ratio of average advances and average mortgage loans to average consolidated obligations (core mission assets ratio) was 79 percent for 2016. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio within the range of 70 to 80 percent during 2017. However, this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, so it is possible that we will be unable to maintain this level indefinitely.

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

General discussion of the level of market interest rates:
Table 9 presents selected market interest rates as of the dates or for the periods shown.

Table 9

Market Instrument	Average Rate for	Average Rate for	12/31/2016	12/31/2015
	2016	2015	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.39%	0.13%	0.50 to 0.75%	0.25 to 0.50%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.50 to 0.75	0.25 to 0.50	0.50 to 0.75	0.25 to 0.50
3-month U.S. Treasury bill[1]	0.31	0.04	0.50	0.16
3-month LIBOR[1]	0.74	0.32	1.00	0.61
2-year U.S. Treasury note[1]	0.83	0.68	1.20	1.06
5-year U.S. Treasury note[1]	1.33	1.53	1.94	1.78
10-year U.S. Treasury note[1]	1.84	2.13	2.45	2.29
30-year residential mortgage note rate[2]	3.87	4.04	4.39	4.19

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During 2016, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable; however, the cost of consolidated obligations swapped or indexed to LIBOR during the first half of the year was elevated due to the deterioration of the spread to three-month LIBOR as a result of actions taken by foreign central banks to support their currencies and also due to heavy issuance of term corporate debt that is swapped to LIBOR. Spreads improved during the last half of 2016 as a result of an increase in LIBOR rates and increased demand for consolidated obligations largely attributed to money market fund reforms. The FOMC raised the target rate for overnight Federal funds in December 2016 for the second time in a decade, citing considerable improvement in labor market conditions as support for the increase. The FOMC concluded the asset purchase program in October 2014 but is maintaining its existing policy of reinvesting principal payments from its holdings of GSE debt and GSE MBS and of rolling over maturing U.S. Treasury securities at auction. The rates on U.S. Treasuries, GSE debt, and GSE MBS are likely to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities, as a result higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Recent regulatory changes to money market funds has intensified demand for our debt. This has allowed the overall cost to issue short-term consolidated obligations to remain relatively low throughout 2016, especially during the last half of the year. Several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; potential policy changes under the incoming administration and a pending Congressional budget agreement; potential regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates additional increases in short-term interest rates; and a decline in dealer demand due to regulatory changes related to capital.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2016 and 2015, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities and because of the relationship between mortgage rates relative to the interest rate swap curve for the swapped MBS trading securities. See Tables 63 and 64 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of non-MBS and MBS classified as trading securities related to economic hedges was $0.6 billion and $0.9 billion, respectively, as of December 31, 2016, which matches the notional amount of interest rate swaps hedging the GSE debentures and MBS in trading securities on that date. For asset/liability management purposes, our fixed rate GSE debentures and MBS currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 14 through 16 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2016 and 2015, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

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

As of December 31, 2016, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and REO, which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations. We record private-label MBS at fair value at the time any are determined to have other-than-temporary impairment (OTTI). Due to a general lack of trades in the market for these securities, we have concluded that the pricing derived should be considered level 3 valuations.

Deferred Premium/Discount Associated with MBS: When we purchase MBS, we often pay an amount that is different than the UPB. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher and a discount if the purchase price is lower. Accounting guidance permits us to amortize (or accrete) the premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset’s estimated life. We typically pay more than the UPBs when the interest rates on the MBS are greater than prevailing market rates for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the level-yield method over the expected lives of the MBS as a reduction in yield (decreases interest income). Similarly, if we pay less than the UPB because interest rates on the MBS are lower than prevailing market rates on similar MBS on the transaction date, the net discounts are accreted in the same manner as the premiums, resulting in an increase in yield (increases interest income). The level‑yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models which describe the likely rate of consumer mortgage loan refinancing activity in response to incentives created (or removed) by changes in interest rates. Changes in interest rates have the greatest effect on the extent to which mortgage loans may prepay, although, during times of disruption in the financial markets, tight credit, and declining home prices, consumer mortgage refinancing behavior can also be significantly affected by the borrower’s credit score and the value of the home in relation to the outstanding loan value. Generally, however, when interest rates decline, mortgage loan prepayment speeds are likely to increase, which accelerates the amortization of premiums and the accretion of discounts. The opposite occurs when interest rates rise. We use a third‑party data service that provides estimates of cash flows, from which we determine expected asset lives for the MBS. The level‑yield method uses actual prepayments received and projected future mortgage prepayment speeds, as well as scheduled principal payments, to determine the amount of premium/discount that must be recognized and will result in a constant monthly yield until maturity. Amortization of MBS premiums could accelerate in falling interest-rate environments or decelerate in rising interest-rate environments. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding MBS, the historical evolution of mortgage interest rates, the age of the underlying mortgage loans, demographic and population trends, and other market factors such as increased foreclosure activity, falling home prices, tightening credit standards by mortgage lenders and the other housing GSEs, and other repercussions from the financial market conditions.

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

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell - There were no investments in term Federal funds sold or in term securities purchased under agreements to resell outstanding as of December 31, 2016 and 2015, and any such investments acquired during the years ended December 31, 2016 and 2015 were repaid according to their contractual terms.

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

Results of Operations
Earnings Analysis: Table 10 presents changes in the major components of our net income (dollar amounts in thousands):

Table 10

	Increase (Decrease) in Earnings Components
	2016 vs. 2015		2015 vs. 2014
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$115,007	24.7%	$37,129	8.7%
Total interest expense	97,503	43.2	22,614	11.1
Net interest income	17,504	7.3	14,515	6.4
(Reversal) provision for credit losses on mortgage loans	1,800	94.3	(294)	(18.2)
Net interest income after mortgage loan loss provision	15,704	6.5	14,809	6.5
Net gain (loss) on trading securities	34,282	71.4	(19,292)	(67.2)
Net gain (loss) on derivatives and hedging activities	31,216	72.9	(4,613)	(12.1)
Other non-interest income	761	7.1	(334)	(3.0)
Total other income (loss)	66,259	82.7	(24,239)	(43.4)
Operating expenses	5,378	11.1	4,498	10.2
Other non-interest expenses	566	6.1	121	1.3
Total other expenses	5,944	10.3	4,619	8.7
AHP assessments	7,606	73.3	(1,405)	(11.9)
NET INCOME	$68,413	73.3%	$(12,644)	(11.9)%

Table 11 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 11

	Year Ended December 31,
	2016		2015		2014
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$145,358	25.0%	$113,578	24.4%	$98,492	23.0%
Advances	229,904	39.6	145,689	31.3	123,748	28.9
Mortgage loans held for portfolio	203,916	35.1	204,778	44.0	204,547	47.7
Other	1,259	0.3	1,385	0.3	1,514	0.4
TOTAL INTEREST INCOME	$580,437	100.0%	$465,430	100.0%	$428,301	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2016 was $161.8 million compared to $93.4 million for the year ended December 31, 2015. The $68.4 million increase in net income was driven by fair value fluctuations on derivatives and hedging activities and trading securities, which resulted in a net increase of $65.5 million. The positive fair value fluctuations were due largely to a tightening of the spread between mortgage rates relative to the interest rate swap curve during 2016, compared to significant widening of the same spread in the latter half of 2015. The tightening of the spread positively impacted the values of both our economic interest rate swaps and the hedged multi-family GSE MBS. Net interest income increased $17.5 million for the year ended December 31, 2016 largely as a result of advance growth, primarily in our lower-yielding line of credit advances, and increases in higher-yielding investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates. ROE was 7.45 percent and 4.78 percent for the years ended December 31, 2016 and 2015, respectively. Despite the increase in average capital caused by the increase in advances, the increase in net income resulted in an increase in ROE for the year ended December 31, 2016. Dividends paid to members totaled $78.4 million for the year ended December 31, 2016 compared to $68.7 million for the same period in the prior year.

Net income for the year ended December 31, 2015 was $93.4 million compared to $106.0 million for the year ended December 31, 2014. The $12.6 million decrease in net income was driven by fair value net losses on trading securities and derivatives and hedging activities, which resulted in a net decrease of $23.9 million, partially offset by a $14.5 million increase in net interest income. The increase in fair value net losses were largely due to a significant widening in mortgage rates relative to the interest rate swap curve in the latter half of 2015 that negatively impacted the values of both our economic interest rate swaps and the multi-family GSE MBS being hedged. Additionally, interest rates increased during the fourth quarter of 2015, which resulted in unrealized losses on our non-MBS trading investments. The increase in rates resulted in unrealized gains on the derivatives associated with the non-MBS investments, although to a lesser extent. The increase in net interest income for the year ended December 31, 2015 was a result of advance growth, primarily in our lower-yielding line of credit advances, increases in higher-yielding investments, and a decrease in average funding cost driven by a shift in composition to lower-cost discount notes to fund the growth in short-term advances. ROE was 4.78 percent and 6.29 percent for the years ended December 31, 2015 and 2014, respectively. Dividends paid to members totaled $68.7 million for the year ended December 31, 2015 compared to $46.2 million for the year ended December 31, 2014.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits and other borrowings is the primary source of our earnings. The $17.5 million increase in net interest income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was a result of growth in our short-term advances and increases in short-term interest rates, and increases in the average balances and yields of investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates (see Table 12). The increase in net interest income for the year ended December 31, 2015 compared to the year ended December 31, 2014 was also a result of advance growth, primarily in our lower-yielding line of credit advances, combined with a decrease in average funding cost driven by a shift in composition to lower-cost discount notes to fund the growth in short-term advances, which are discussed in greater detail below.

The average yield on total investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, increased from 1.00 percent for the year ended December 31, 2015 to 1.17 percent for the year ended December 31, 2016. The 17 basis point increase was due primarily to increases in yields earned on Federal funds sold and reverse repurchase agreements and increases in the indices related to variable rate investment securities, combined with purchases of securities with yields higher than that of the existing portfolio. The average yield on total investments decreased from 1.05 percent for the year ended December 31, 2014 to 1.00 percent for the year ended December 31, 2015, despite increases in average yields across all instruments in the portfolio, due to the highest yielding investment securities comprising a lower percentage of the total portfolio.

The average yield on advances increased 22 basis points, from 0.56 percent for the year ended December 31, 2015 to 0.78 percent for the year ended December 31, 2016 due to an increase in short-term interest rates. The average yield on advances decreased eight basis points, from 0.64 percent for the year ended December 31, 2014 to 0.56 percent for the year ended December 31, 2015 due to the composition shift that resulted in higher volume in our lowest yielding advance product. The decrease was partially offset by a 12.0 percent increase in prepayment fees during 2015.

The average yield on mortgage loans decreased 10 basis points, from 3.24 percent for the year ended December 31, 2015 to 3.14 percent for the year ended December 31, 2016. The average yield on mortgage loans decreased 12 basis points for the year ended December 31, 2014 to December 31, 2015. The decrease in yield for both annual periods is due to an increase in premium amortization, as average mortgage rates decreased in 2015 and 2016 and prepayments on higher coupon loans increased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase). We also purchased new mortgage loans at lower average rates during the periods. Mortgage rates increased at the end of 2016 and are expected to increase slightly in 2017, so premium amortization is likely to remain near or slightly lower than current levels, as prepayments tend to slow during periods of relatively stable or rising rates.

The average cost of total consolidated obligations (bonds and discount notes) increased 16 basis points, from 0.55 percent for the year ended December 31, 2015 to 0.71 percent for the year ended December 31, 2016 as a result of the increase in short-term interest rates between periods and the widening of spreads that occurred at the end of 2015 and persisted throughout the first half of 2016. The average cost of total consolidated obligations decreased eight basis points, from 0.63 percent for the year ended December 31, 2014 to 0.55 percent for the year ended December 31, 2015 as a result of a compositional shift from bonds to lower-costing discount notes, primarily reflecting the increase in short-term assets. During 2016, we were able to replace some maturing consolidated obligation bonds and called unswapped consolidated obligation bonds at a lower cost, which partially offset some of the increase in the average total cost. During the last half of 2016, the spread to LIBOR improved so we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to reduce our LIBOR basis risk. For further discussion of how we use bonds and discount notes, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

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

Table 12 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 12

	2016			2015			2014
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$482,592	$1,873	0.39%	$229,611	$241	0.10%	$204,708	$169	0.08%
Securities purchased under agreements to resell	2,501,676	11,975	0.48	2,271,557	4,371	0.19	446,233	575	0.13
Federal funds sold	1,414,453	5,743	0.41	1,656,091	2,131	0.13	1,619,589	1,368	0.08
Investment securities[1,2]	8,011,744	125,767	1.57	7,217,004	106,835	1.48	7,073,094	96,380	1.36
Advances[2,3]	29,497,498	229,904	0.78	26,108,222	145,689	0.56	19,467,171	123,748	0.64
Mortgage loans[2,4,5]	6,491,021	203,916	3.14	6,314,880	204,778	3.24	6,087,417	204,547	3.36
Other interest-earning assets	23,075	1,259	5.46	22,796	1,385	6.07	23,182	1,514	6.53
Total earning assets	48,422,059	580,437	1.20	43,820,161	465,430	1.06	34,921,394	428,301	1.23
Other non-interest-earning assets	120,888			28,810			83,523
Total assets	$48,542,947			$43,848,971			$35,004,917

Interest-bearing liabilities:
Deposits	$595,593	1,009	0.17	$681,316	590	0.09	$878,016	770	0.09
Consolidated obligations[2]:
Discount Notes	27,181,055	93,052	0.34	20,067,007	21,585	0.11	12,155,756	9,242	0.08
Bonds	18,113,580	228,842	1.26	20,741,913	203,283	0.98	19,896,561	192,910	0.97
Other borrowings	8,722	350	4.01	13,352	292	2.18	10,377	214	2.06
Total interest-bearing liabilities	45,898,950	323,253	0.71	41,503,588	225,750	0.54	32,940,710	203,136	0.62
Capital and other non-interest-bearing funds	2,643,997			2,345,383			2,064,207
Total funding	$48,542,947			$43,848,971			$35,004,917

Net interest income and net interest spread[6]		$257,184	0.49%		$239,680	0.52%		$225,165	0.61%

Net interest margin[7]			0.53%			0.55%			0.64%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $5.3 million, $5.1 million and $4.9 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 13 summarizes changes in interest income and interest expense (in thousands):

Table 13

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$473	$1,159	$1,632	$22	$50	$72
Securities purchased under agreements to resell	485	7,119	7,604	3,387	409	3,796
Federal funds sold	(354)	3,966	3,612	31	732	763
Investment securities	12,225	6,707	18,932	1,993	8,462	10,455
Advances	20,762	63,453	84,215	38,418	(16,477)	21,941
Mortgage loans	5,628	(6,490)	(862)	7,505	(7,274)	231
Other assets	17	(143)	(126)	(24)	(105)	(129)
Total earning assets	39,236	75,771	115,007	51,332	(14,203)	37,129
Interest Expense:
Deposits	(82)	501	419	(170)	(10)	(180)
Consolidated obligations:
Discount notes	9,986	61,481	71,467	7,538	4,805	12,343
Bonds	(28,028)	53,587	25,559	8,266	2,107	10,373
Other borrowings	(126)	184	58	65	13	78
Total interest-bearing liabilities	(18,250)	115,753	97,503	15,699	6,915	22,614
Change in net interest income	$57,486	$(39,982)	$17,504	$35,633	$(21,118)	$14,515

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

Table 14

	2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,867)	$—	$(2,189)	$—	$—	$(8,056)
Net interest received (paid)	(85,793)	(11,878)	—	(67)	31,559	(66,179)
Subtotal	(91,660)	(11,878)	(2,189)	(67)	31,559	(74,235)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	6,858	(340)	—	(270)	(521)	5,727
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	37,734	—	(4)	(14,099)	23,631
Interest rate caps	—	(956)	—	—	—	(956)
Mortgage delivery commitments	—	—	(952)	—	—	(952)
Economic hedges – net interest received (paid)	—	(43,803)	—	4	4,722	(39,077)
Subtotal	6,858	(7,365)	(952)	(270)	(9,898)	(11,627)
Net impact of derivatives and hedging activities	(84,802)	(19,243)	(3,141)	(337)	21,661	(85,862)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(14,862)	—	—	—	(14,862)
TOTAL	$(84,802)	$(34,105)	$(3,141)	$(337)	$21,661	$(100,724)

Table 15

	2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(8,267)	$—	$(2,128)	$—	$(9)	$(10,404)
Net interest received (paid)	(117,079)	(1,657)	—	215	69,222	(49,299)
Subtotal	(125,346)	(1,657)	(2,128)	215	69,213	(59,703)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(779)	636	—	306	(3,041)	(2,878)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	12,239	—	4	(1,446)	10,797
Interest rate caps	—	(4,159)	—	—	—	(4,159)
Mortgage delivery commitments	—	—	1,067	—	—	1,067
Economic hedges – net interest received (paid)	—	(56,455)	—	44	8,741	(47,670)
Subtotal	(779)	(47,739)	1,067	354	4,254	(42,843)
Net impact of derivatives and hedging activities	(126,125)	(49,396)	(1,061)	569	73,467	(102,546)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(47,577)	—	—	—	(47,577)
TOTAL	$(126,125)	$(96,973)	$(1,061)	$569	$73,467	$(150,123)

Table 16

	2014
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(11,529)	$—	$(1,914)	$203	$(13,240)
Net interest received (paid)	(131,093)	—	—	89,873	(41,220)
Subtotal	(142,622)	—	(1,914)	90,076	(54,460)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	540	—	—	(2,977)	(2,437)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	30,231	—	1,679	31,910
Interest rate caps/floors	—	(32,767)	—	—	(32,767)
Mortgage delivery commitments	—	—	4,272	—	4,272
Economic hedges – net interest received (paid)	—	(44,264)	—	5,056	(39,208)
Subtotal	540	(46,800)	4,272	3,758	(38,230)
Net impact of derivatives and hedging activities	(142,082)	(46,800)	2,358	93,834	(92,690)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	(28,517)	—	—	(28,517)
TOTAL	$(142,082)	$(75,317)	$2,358	$93,834	$(121,207)

As reflected in Tables 14 through 16, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which distorts yields, especially for trading investments that are swapped to variable rates. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a lesser degree. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. However, the mix of our economic hedges changed in mid-2015, so the general level of interest rates is no longer expected to be the primary factor impacting the net unrealized gains (losses) on derivatives. Net unrealized gains or losses on derivatives will continue to be a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rates swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the years ended December 31, 2016 and 2015, net unrealized gains and losses on derivatives and hedging activities decreased net income by $11.6 million and $42.8 million, respectively. Net interest paid on economic interest rate swaps was $39.1 million and $47.7 million for the years ended December 31, 2016 and 2015, respectively, and represented the majority of the net losses on derivatives and hedging activities for both years but to a lower extent for 2016. An increase in LIBOR had a positive impact on the net interest settlements between periods. Increases in swap spreads towards the end of 2015 and during the first half of 2016 caused fair value decreases for many of our derivatives, but especially interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities. These spreads improved significantly during the last half of 2016, resulting in unrealized gains of $12.9 million for the year ended December 31, 2016, compared to unrealized losses of $23.2 million for the year ended December 31, 2015. The fair values of the swapped MBS investments increased as a result of changes in the relative level of interest rates and mortgage-related spreads, resulting in unrealized gains of $5.5 million for the year ended December 31, 2016, compared to unrealized losses of $4.6 million for the year ended December 31, 2015, which are recorded in net gain (loss) on trading securities. All of these multi-family GSE MBS and associated interest rate swaps were purchased or entered into after May 2015 and are expected to create more income statement volatility than the interest rate swaps and related trading GSE debentures due to the relatively long length of the contracts and their relationship with mortgage rates, which tend to be more volatile than rates on GSE debentures. Unrealized gains of $24.9 million for the year ended December 31, 2016 were attributable to the fair value changes of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized losses of $20.3 million for the current year-to-date period attributable to the swapped GSE debentures, which are recorded in net gain (loss) on trading securities. Table 14 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 17

	2016			2015			2014
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$24,873	$(20,344)	$4,529	$35,482	$(42,952)	$(7,470)	$30,231	$(28,517)	$1,714
GSE MBS	12,861	5,482	18,343	(23,243)	(4,625)	(27,868)	—	—	—
TOTAL	$37,734	$(14,862)	$22,872	$12,239	$(47,577)	$(35,338)	$30,231	$(28,517)	$1,714

See Tables 63 and 64 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

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

Table 18

	2016	2015	2014
Trading securities not hedged:
GSE debentures	$1,634	$(148)	$(470)
U.S. Treasury note	—	(16)	4
U.S. obligation and GSE MBS	(481)	(240)	293
Short-term money market securities	—	(10)	(9)
Total trading securities not hedged	1,153	(414)	(182)
Trading securities hedged on an economic basis with derivatives:
GSE debentures	(20,344)	(42,952)	(28,517)
GSE MBS	5,482	(4,625)	—
Total trading securities hedged on an economic basis with derivatives	(14,862)	(47,577)	(28,517)
TOTAL	$(13,709)	$(47,991)	$(28,699)

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE MBS. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 17 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the GSE debentures are affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The fair values of the multi-family GSE MBS are affected by changes in mortgage rates and the fixed rate securities are swapped to one-month LIBOR. An increase in intermediate interest rates during the last half of 2016 resulted in unrealized losses on the GSE debentures for the year ended December 31, 2016. The fair values of our fixed-rate multifamily GSE MBS investments increased as a result of changes in the relative level of interest rates and mortgage-related spreads between periods. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” As reflected in Table 19, approximately two-thirds of our operating expenses consist of compensation and benefits expense, which has been increasing in part due to increases in market salaries in the industry in general, and the hiring of additional employees and related incentive compensation. Compensation and benefits expense between 2016 and 2015 was also impacted by an increase in our pension contribution related to the low interest rate environment, executive severance expense, and an increase in incentive compensation due to a high level of goal achievement in 2016. We expect to remain at or near current levels of compensation and benefits expense for 2017 despite anticipated increases in hiring, due to the non-recurring severance expense in 2016 and because we do not expect additional increases in pension contributions and incentive compensation in 2017. Occupancy expense declined for 2016 because 2015 included a one-time lease termination fee. However, we expect a moderate increase in occupancy expense as we complete construction of a new office building during 2017, and as a result, experience duplicative costs for a brief period. Increases in other operating expense are primarily related to new software, which is expected to increase during 2017, due to planned software implementations. Table 19 presents operating expenses for the last three years (dollar amounts in thousands):

Table 19

	For the Year Ended December 31,			Percent Increase (Decrease)
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Compensation and benefits	$38,089	$33,175	$30,282	14.8%	9.6%
Occupancy cost	1,737	2,092	1,754	(17.0)	19.3
Other operating expense	14,002	13,183	11,916	6.2	10.6
TOTAL CONTROLLABLE OPERATING EXPENSES	$53,828	$48,450	$43,952	11.1%	10.2%

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

Non-GAAP Measures: We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program and purchases of MBS; and (3) providing regional affordable housing programs that create housing opportunities for low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding amounts at acceptable interest rate levels. We use derivatives as tools to reduce our funding costs and manage interest rate risk and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we strive to manage interest rate risk and prepayment risk utilizing these transactions for asset-liability tools, we do not manage the fluctuations in the fair value of our derivatives or trading securities. We are essentially a “hold-to-maturity” investor and transact derivatives only for hedging purposes, even though some derivative hedging relationships do not qualify for hedge accounting under GAAP (referred to as economic hedges) and therefore can add significant volatility to our GAAP net income.

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

Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. These non-GAAP measures are frequently used by our stakeholders in the evaluation of our performance, but they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

Adjusted net income increased $19.6 million for the year ended December 31, 2016 compared to December 31, 2015 (see Table 20). The increase was due to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting, partially offset by increases in other expenses. The increase in adjusted net interest income for the year ended December 31, 2016 was due primarily to the increase in GAAP net interest income and, to a lesser extent, to the increase in LIBOR and the positive net impact on net interest settlements between periods. For the year ended December 31, 2015, the increase in adjusted net income compared to the prior year was due to an increase in adjusted net interest income, including net interest settlements on derivatives not qualifying for hedge accounting, that was mostly offset by higher compensation and benefits and an increase in other operating expenses. Tables 20 and 21 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 20

	2016	2015	2014
Net income, as reported under GAAP	$161,773	$93,360	$106,004
AHP assessments	17,984	10,378	11,783
Income before AHP assessments	179,757	103,738	117,787
Derivative (gains) losses[1]	(27,450)	(4,827)	(979)
Trading (gains) losses	13,709	47,991	28,699
Prepayment fees on terminated advances	(2,295)	(2,410)	(2,151)
Net (gain) loss on sale of held-to-maturity securities	—	(390)	—
Total excluded items	(16,036)	40,364	25,569
Adjusted income (a non-GAAP measure)	$163,721	$144,102	$143,356

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on derivatives not qualifying for hedge accounting.

Table 21

	2016	2015	2014
Net interest income, as reported under GAAP	$257,184	$239,680	$225,165
Net interest settlements on derivatives not qualifying for hedge accounting	(39,077)	(47,670)	(39,209)
Adjusted net interest income (a non-GAAP measure)	$218,107	$192,010	$185,956

Table 22 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increase in adjusted ROE between 2016 and 2015 is due to the increase in adjusted income, despite the increase in average capital as a result of the increase in advances. The decrease in adjusted ROE between 2015 and 2014 is mostly a function of increases in average capital as a result of increased advances at lower yields for the current year period, combined with the increase in operating expenses. Further, 2015 reflected an increase to our typical average leverage compared to lower than average leverage in 2014. Adjusted ROE spread for the years ended December 31, 2016, 2015, and 2014 is calculated as follows (dollar amounts in thousands):

Table 22

	2016	2015	2014
Average GAAP total capital for the period	$2,171,334	$1,951,708	$1,686,110
ROE, based upon GAAP net income	7.45%	4.78%	6.29%
Adjusted ROE, based upon adjusted income	7.54%	7.38%	8.50%
Average overnight Federal funds effective rate	0.39%	0.13%	0.09%
Adjusted ROE as a spread to average overnight Federal funds effective rate	7.15%	7.25%	8.41%

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

Financial Condition
Overall: Total assets increased $0.8 billion, or 1.8 percent, from December 31, 2015 to December 31, 2016. This growth was due to continued growth in advances, although to a lesser extent than in prior periods, an increase in investment securities, and an increase in mortgage loans. The FHLBank has been actively promoting the impact of the dividend paid on outstanding capital stock on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends since 2014, which has resulted in increased utilization of advances, especially the line of credit product. We strive to maintain a ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio) of 70 to 80 percent, so increases in the average balance of both advances and mortgages allows for growth in non-mission assets while maintaining our desired CMA ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

As a percentage of assets at December 31, 2016 compared to December 31, 2015, advances remained steady, investment securities and mortgages increased, while cash and short-term investments decreased. Advance balances fluctuate seasonally and tend to trend down at the end of a quarter, but the average balance of advances increased by $3.4 billion, or 13.0 percent, during 2016 compared to 2015. In terms of liabilities, the slight change in composition between discount notes and consolidated obligation bonds was due to an increase in the allocation of floating rate consolidated obligation bonds and a decrease in the allocation of discount notes in an effort to reduce our LIBOR basis risk. We were able to increase the allocation of consolidated obligation bonds due to an improvement in spreads during the last half of 2016 as a result of an increase in LIBOR rates and increased demand for consolidated obligations largely attributed to money market fund reforms. Table 23 presents the percentage concentration of the major components of our Statements of Condition:

Table 23

	Component Concentration
	12/31/2016	12/31/2015
Assets:
Cash and due from banks	0.5%	1.5%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.2	13.6
Investment securities	17.9	17.0
Advances	53.0	53.1
Mortgage loans, net	14.7	14.4
Overnight loans to other FHLBanks	1.3	—
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.3%	1.7%
Consolidated obligation discount notes, net	48.2	49.1
Consolidated obligation bonds, net	45.8	44.7
Other liabilities	0.4	0.3
Total liabilities	95.7	95.8

Capital:
Capital stock outstanding	2.7	2.7
Retained earnings	1.6	1.5
Accumulated other comprehensive income (loss)	—	—
Total capital	4.3	4.2
Total liabilities and capital	100.0%	100.0%

Table 24 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 24

	Increase (Decrease) in Components
	12/31/2016 vs. 12/31/2015
	Dollar Change	Percent Change[1]
Assets:
Cash and due from banks	$(475,416)	(69.6)%
Investments[2]	3,573	—
Advances	405,464	1.7
Mortgage loans, net	250,017	3.9
Derivative assets, net	9,309	18.0
Overnight loans to other FHLBanks	600,000	N/M
Other assets	(2,331)	(2.0)
Total assets	$790,616	1.8%

Liabilities:
Deposits	$(160,435)	(21.1)%
Consolidated obligations, net	818,196	2.0
Derivative liabilities, net	(24,321)	(77.2)
Other liabilities	36,480	32.0
Total liabilities	669,920	1.6

Capital:
Capital stock outstanding	17,728	1.5
Retained earnings	83,414	12.8
Accumulated other comprehensive income (loss)	19,554	103.0
Total capital	120,696	6.6
Total liabilities and capital	$790,616	1.8%

1    Percent change calculated as N/M (not meaningful) when prior period balance is zero.
2    Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

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

Table 25 summarizes advances outstanding by product (dollar amounts in thousands):

Table 25

	12/31/2016		12/31/2015
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$9,634,491	40.2%	$8,464,599	36.1%
Regular adjustable rate advances	75,000	0.3	140,000	0.6
Adjustable rate callable advances	6,161,835	25.7	6,125,760	26.1
Customized advances:
Adjustable rate advances with embedded caps or floors	—	—	30,000	0.1
Standard housing and community development advances:
Adjustable rate callable advances	99,002	0.4	87,533	0.4
Total adjustable rate advances	15,970,328	66.6	14,847,892	63.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances	452,545	1.9	408,126	1.7
Regular fixed rate advances	5,084,882	21.2	5,392,625	23.0
Fixed rate callable advances	39,445	0.2	75,445	0.3
Standard housing and community development advances:
Regular fixed rate advances	400,412	1.7	378,044	1.6
Fixed rate callable advances	4,000	—	2,000	—
Total fixed rate advances	5,981,284	25.0	6,256,240	26.6
Convertible:
Standard advance products:
Fixed rate convertible advances	1,147,392	4.8	1,472,842	6.3
Amortizing:
Standard advance products:
Fixed rate amortizing advances	409,926	1.7	429,440	1.8
Fixed rate callable amortizing advances	23,239	0.1	28,796	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	419,587	1.8	431,251	1.9
Fixed rate callable amortizing advances	8,759	—	7,213	—
Total amortizing advances	861,511	3.6	896,700	3.8
TOTAL PAR VALUE	$23,960,515	100.0%	$23,473,674	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on of our balance sheet at December 31, 2016 and 2015. The 2.1 percent increase in advance par value from December 31, 2015 (see Table 25) was due to a continued increase in our line of credit product. The increase in our line of credit product has been a result of efforts to promote the pricing advantages of advances when taking into consideration our dividend rates paid on member capital stock supporting advances. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to remain near current levels as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview” under this Item 7), but we cannot predict member demand for our advance products.

As of December 31, 2016 and 2015, 65.7 percent and 65.9 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced since the latter half of 2014 is a result of a smaller number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the increase in the dividend rate on our Class B Common Stock effected in 2014. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what has occurred since the latter half of 2014.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 87.5 percent and 84.7 percent of our total advance portfolio as of December 31, 2016 and 2015, respectively.

Our potential credit risk from advances is concentrated in commercial banks and thrift institutions in our four-state district, but also includes potential credit risk exposure to insurance companies, credit unions, housing associates and a small number of non-members. Table 26 presents advances outstanding by borrower type (in thousands):

Table 26

	12/31/2016	12/31/2015
Member advances:
Commercial banks	$12,546,952	$11,812,775
Thrift institutions	7,780,718	7,010,208
Insurance companies	2,114,810	3,409,474
Credit unions	1,425,359	1,142,632
CDFI	4,300	2,400
Total member advances	23,872,139	23,377,489

Non-member advances:
Housing associates	61,005	77,505
Non-member borrowers[1]	27,371	18,680
Total non-member advances	88,376	96,185

TOTAL PAR VALUE	$23,960,515	$23,473,674

[1]	Includes former members that have merged into or were acquired by non-members.

Table 27 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 27

	12/31/2016		12/31/2015
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
Bank of Oklahoma, NA	$4,800,000	20.0%	$4,800,000	20.4%
MidFirst Bank	4,340,000	18.1	3,779,000	16.1
Capitol Federal Savings Bank	2,275,000	9.5	2,475,000	10.5
United of Omaha Life Insurance Co.	670,000	2.8	735,909	3.1
Mutual of Omaha Bank	556,000	2.3
Security Benefit Life Insurance Co.			1,081,500	4.6
TOTAL	$12,641,000	52.7%	$12,871,409	54.7%

Table 28 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands).

Table 28

	2016		2015
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$64,056	20.4%	$63,336	24.3%
Bank of Oklahoma, NA	33,158	10.6	11,888	4.6
MidFirst Bank	23,198	7.4	12,335	4.7
American Fidelity Assurance Co.	15,985	5.1	17,154	6.6
United of Omaha Life Insurance Co.	7,689	2.5	6,422	2.5
TOTAL	$144,086	46.0%	$111,135	42.7%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers was $227.6 million for 2016 and $143.3 million for 2015, net of interest receipts/(payments) on derivatives hedging advances of $(85.7) million in 2016 and $(117.0) million in 2015.

Table 11 presents the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2016, 2015, and 2014.

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) provide liquidity or other funding; (2) facilitate residential housing finance; or (3) facilitate community lending that may also be secured by state and local government securities. Outstanding letters of credit balances totaled $3.0 billion and $2.8 billion as of December 31, 2016 and 2015, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2016 and 2015, which are noted in Table 26, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government fixed rate, size-conforming, single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2016 was $1.4 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 3.9 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2015 to December 31, 2016. Net mortgage loans as a percentage of total assets increased slightly from 14.4 percent as of December 31, 2015 to 14.7 percent as of December 31, 2016. Table 11 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2016, 2015, and 2014. Although mortgage loan balances have increased moderately over the last three years, the percentage of total interest income has declined predominantly due to an increase in average advance balances as a percent of average total assets and the resulting increase in advance interest income.

The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. Recent reductions in the required CE obligation (see Item 1 – "Business – Mortgage Loans") will reduce our PFI's risk-based capital requirements which may result in additional MPF portfolio growth. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2016.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFIs participating in the MPF Xtra product. During 2015 and 2016 we had MPF Xtra loan volume of $293.3 million and $357.6 million, respectively. The MPF Government MBS program is a structure where our PFIs sell government loans to FHLBank of Chicago that are aggregated and pooled into securities guaranteed by Ginnie Mae. During 2016, we received approval from the Finance Agency to offer this product to our customers. We funded two loans for a total of $0.4 million during 2016.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. We discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs. During 2015, we received approval from the Finance Agency to offer participation interests in risk-sharing MPF loan pools to member institutions. This option may further enhance our ability to manage mortgage loan portfolio volume.

The number of approved PFIs was 274 and 279 as of December 31, 2016 and December 31, 2015, respectively. During the year ended December 31, 2016, we purchased loans from 177 PFIs with no one PFI accounting for more than 4.9 percent of the total dollar volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2017 as we continue to educate our members about the improved execution and relative ease of use associated with the MPF Program and the previously discussed reduction in CE obligation available to PFIs. Table 29 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 29

	12/31/2016		12/31/2015
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$273,386	4.2%	$245,842	3.9%
Tulsa Teachers Credit Union	242,312	3.7	206,081	3.3
Mutual of Omaha Bank	152,264	2.3	194,606	3.1
SAC Federal Credit Union	141,992	2.2	146,228	2.3
Mid-America Bank	131,419	2.0
Girard National Bank			120,846	1.9
TOTAL	$941,373	14.4%	$913,603	14.5%

Table 30 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 30

	2016	2015	2014	2013	2012
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$14,897	$15,878	$20,045	$21,142	$25,139
Loans past due 90 days or more and still accruing interest, UPB	4,962	7,637	6,367	8,290	7,798

Allowance for credit losses on mortgage loans:
Beginning balance	$1,972	$4,550	$6,748	$5,416	$3,473
Charge-offs/recoveries[2]	(189)	(669)	(583)	(594)	(553)
Provision (reversal) for mortgage loan losses	(109)	(1,909)	(1,615)	1,926	2,496
Ending balance	$1,674	$1,972	$4,550	$6,748	$5,416

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$859	$1,017	$1,304	$1,372	$1,580
Interest recognized in income during the period	(687)	(813)	(957)	(1,016)	(1,155)
Shortfall	$172	$204	$347	$356	$425

[1]
Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.4 million, $1.4 million, $1.5 million, $1.5 million, and $1.3 million as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that it would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was approximately one basis point or less for the periods ending December 31, 2016, 2015, 2014, 2013, and 2012.

The serious delinquency rate of the mortgage loan portfolio remained unchanged from December 31, 2015 to December 31, 2016 (see Table 31). According to the December 31, 2016 Mortgage Bankers Association National Delinquency survey, the weighted average of all conventional residential mortgage loans 90 days or more past due was 1.0 percent. This is approximately five times the level of seriously delinquent loans in our mortgage loan portfolio. Table 31 presents delinquency information for the unpaid principal of conventional mortgage loans (dollar amounts in thousands):

Table 31

	12/31/2016	12/31/2015
30 to 59 days delinquent and not in foreclosure	$39,377	$38,015
60 to 89 days delinquent and not in foreclosure	7,585	6,979
90 days or more delinquent and not in foreclosure[1]	8,391	9,787
In process of foreclosure[2]	4,367	3,644
Total conventional mortgage loans delinquent or in process of foreclosure	$59,720	$58,425

Real estate owned (carrying value)	$2,608	$3,922

Serious delinquency rate[3]	0.2%	0.2%

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

Two indications of credit quality are Fair Isaac Corporation (FICO®) scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 32 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 32

FICO Score[1]	12/31/2016	12/31/2015
< 620	0.6%	0.8%
620 to < 660	4.0	4.0
660 to < 700	12.1	11.9
700 to < 740	19.4	19.1
>= 740	63.9	64.2
	100.0%	100.0%

Weighted average	750	750

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. As noted previously, the maximum LTV for conventional MPF loans is 95 percent, though AHP MPF mortgage loans may have LTVs up to 100 percent. Table 33 provides LTV ratios at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 33

LTV	12/31/2016	12/31/2015
<= 60%	15.3%	15.7%
> 60% to 70%	14.4	14.4
> 70% to 80%	54.8	55.1
> 80% to 90%	8.1	7.9
> 90% to < 100%	7.4	6.9
	100.0%	100.0%

Weighted average	73.8%	73.5%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2016 and 2015. Table 34 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration. If a state was not one of the top five with concentration for one of the periods presented, the applicable columns are left blank.

Table 34

	12/31/2016	12/31/2015
Kansas	37.1%	35.7%
Nebraska	21.9	23.2
Oklahoma	15.8	15.7
Colorado	15.6	14.2
Missouri	1.5
California		1.7
All other	8.1	9.5
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The decrease in the allowance for credit losses as of December 31, 2016 was primarily attributable to improvements in credit quality during the period, increases in property values, and a decline in the historical loss factor. The historical loss factor decreases as larger losses realized in older periods roll off or are offset by gains in more current periods in the historical average calculation. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 7 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased slightly from December 31, 2015 to December 31, 2016 largely due to an increase in investment securities, mostly offset by a decrease in short-term investments. The increase in long-term securities coincided with the increase in advances and mortgage loans, as growth in core mission assets, and corresponding increase in capital, allows for growth in non-mission assets while maintaining our desired core mission assets ratio. Consistent with Finance Agency guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Table 35 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 35

	12/31/2016	12/31/2015
Interest-bearing deposits	$385,148	$100,000
Federal funds sold	2,725,000	2,000,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,110,148	$2,100,000

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2016, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout the 2016 fiscal year, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of December 31, 2016, all unsecured investments were rated as investment grade based on NRSROs (see Table 39).

Table 36 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2016 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 36

Domicile of Counterparty	Overnight
Domestic	$580,148
U.S. subsidiaries of foreign commercial banks	100,000
Total domestic and U.S. subsidiaries of foreign commercial banks	680,148
U.S. Branches and agency offices of foreign commercial banks:
Canada	760,000
Finland	600,000
Germany	385,000
Netherlands	385,000
Norway	300,000
Total U.S. Branches and agency offices of foreign commercial banks	2,430,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,110,148

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated in the United States, Canada, Germany, and the Nordic countries. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of MBS and GSE debentures. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. We hold fixed and variable rate GSE debentures in our long-term investment portfolio and we swap the fixed rate GSE debentures from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gain (loss) on derivatives and hedging activities instead of net interest income.

According to Finance Agency regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of December 31, 2016, the amortized cost of our MBS portfolio represented 327 percent of our regulatory capital due to capital stock repurchases that occurred prior to year end. As of December 31, 2016, we held $4.4 billion of par value in MBS in our held-to-maturity portfolio, $1.1 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

We provide SBPAs to two state HFAs within the Tenth District. We also provide SBPAs to one out-of-district HFA. During 2015, we had participation interests in SBPAs between another FHLBank and an HFA in its district. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2016 expire no later than 2020 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $1.2 billion and $1.4 billion as of December 31, 2016 and 2015, respectively. We were not required to purchase any bonds under these agreements during 2016 or 2015. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. In the future, we may continue to acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized. We do not actively trade any of these securities with the intent of realizing gains; most often, they are held until maturity or call date.

Traditionally, if fixed rate securities were hedged with interest rate swaps, we would classify the securities as trading investments so that the changes in fair values of both the derivatives hedging the securities and the hedged securities are recorded in other income. However, during the third quarter of 2015, we began classifying our newly acquired swapped fixed rate multi-family GSE MBS as available-for-sale and designating the corresponding interest rate swaps as fair value benchmark hedges. See Note 4 of the Notes to Financial Statements under Item 8 to this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 37 (in thousands).

Table 37

	12/31/2016	12/31/2015	12/31/2014
Trading securities:
U.S. Treasury obligations	$—	$—	$25,016
GSE debentures	1,563,351	1,338,639	1,299,979
Mortgage-backed securities:
U.S. obligation MBS	690	801	963
GSE MBS	938,747	955,166	136,091
Total trading securities	2,502,788	2,294,606	1,462,049
Available-for-sale securities:
GSE MBS	1,091,721	495,063	—
Total available-for-sale securities	1,091,721	495,063	—
Held-to-maturity securities:
State or local housing agency obligations	105,780	111,655	126,105
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	36,331	47,234	57,562
GSE MBS	4,250,547	4,452,533	4,441,487
Private-label residential MBS	109,566	159,395	231,259
Home equity loan ABS	—	—	774
Total held-to-maturity securities	4,502,224	4,770,817	4,857,187
Total securities	8,096,733	7,560,486	6,319,236

Interest-bearing deposits	387,920	100,594	1,163

Federal funds sold	2,725,000	2,000,000	2,075,000

Securities purchased under agreements to resell	2,400,000	3,945,000	1,225,000
TOTAL INVESTMENTS	$13,609,653	$13,606,080	$9,620,399

The contractual maturities of our investments are summarized by security type in Table 38 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 38

	12/31/2016
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
GSE debentures	$211,364	$944,928	$407,059	$—	$1,563,351
Mortgage-backed securities:
U.S. obligation MBS	—	—	117	573	690
GSE MBS	—	—	643,280	295,467	938,747
Total trading securities	211,364	944,928	1,050,456	296,040	2,502,788
Yield on trading securities	5.37%	0.86%	2.86%	2.79%
Available-for-sale securities:
GSE MBS	—	—	834,556	257,165	1,091,721
Total available-for-sale securities	—	—	834,556	257,165	1,091,721
Yield on available-for-sale securities	—%	—%	2.46%	2.92%
Held-to-maturity securities:
State or local housing agency obligations	—	2,710	10,055	93,015	105,780
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	36,331	36,331
GSE MBS	—	249,461	1,679,218	2,321,868	4,250,547
Private-label residential MBS	111	8,263	3,693	97,499	109,566
Total held-to-maturity securities	111	260,434	1,692,966	2,548,713	4,502,224
Yield on held-to-maturity securities	3.69%	1.44%	1.85%	1.70%

Total securities	211,475	1,205,362	3,577,978	3,101,918	8,096,733
Yield on total securities	5.37%	0.99%	2.29%	1.90%

Interest-bearing deposits	387,920	—	—	—	387,920

Federal funds sold	2,725,000	—	—	—	2,725,000

Securities purchased under agreements to resell	2,400,000	—	—	—	2,400,000
TOTAL INVESTMENTS	$5,724,395	$1,205,362	$3,577,978	$3,101,918	$13,609,653

Securities Ratings – Tables 39 and 40 present the carrying value of our investments by rating as of December 31, 2016 and 2015 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 39

	12/31/2016
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$148	$2,772	$385,000	$—	$—	$—	$387,920

Federal funds sold[2]	—	600,000	2,125,000	—	—	—	2,725,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,400,000	2,400,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,563,351	—	—	—	—	1,563,351
State or local housing agency obligations	65,725	30,000	10,055	—	—	—	105,780
Total non-mortgage-backed securities	65,725	1,593,351	10,055	—	—	—	1,669,131
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	37,021	—	—	—	—	37,021
GSE MBS	—	6,281,015	—	—	—	—	6,281,015
Private label residential MBS	—	666	9,089	43,379	56,393	39	109,566
Total mortgage-backed securities	—	6,318,702	9,089	43,379	56,393	39	6,427,602

TOTAL INVESTMENTS	$65,873	$8,514,825	$2,529,144	$43,379	$56,393	$2,400,039	$13,609,653

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $13.3 million at December 31, 2016.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 40

	12/31/2015
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$594	$100,000	$—	$—	$—	$100,594

Federal funds sold[2]	—	500,000	1,500,000	—	—	—	2,000,000

Securities purchased under agreements to resell[3]	—	1,000,000	—	—	—	2,945,000	3,945,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,338,639	—	—	—	—	1,338,639
State or local housing agency obligations	69,280	30,000	12,375	—	—	—	111,655
Total non-mortgage-backed securities	69,280	1,368,639	12,375	—	—	—	1,450,294
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	48,035	—	—	—	—	48,035
GSE MBS	—	5,902,762	—	—	—	—	5,902,762
Private label residential MBS	—	2,531	11,907	52,661	92,244	52	159,395
Total mortgage-backed securities	—	5,953,328	11,907	52,661	92,244	52	6,110,192

TOTAL INVESTMENTS	$69,280	$8,822,561	$1,624,282	$52,661	$92,244	$2,945,052	$13,606,080

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $24.5 million at December 31, 2015.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 41 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2016 and 2015 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 63 and 64 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 41

	12/31/2016	12/31/2015
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$618,423	$1,288,768
Variable rate	944,928	49,871
Non-mortgage-backed securities	1,563,351	1,338,639
Mortgage-backed securities:
Fixed rate	851,774	847,820
Variable rate	87,663	108,147
Mortgage-backed securities	939,437	955,967
Total trading securities	2,502,788	2,294,606
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,091,721	495,063
Total available-for-sale securities	1,091,721	495,063
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	105,780	111,655
Non-mortgage-backed securities	105,780	111,655
Mortgage-backed securities:
Fixed rate	236,612	323,984
Variable rate	4,159,832	4,335,178
Mortgage-backed securities	4,396,444	4,659,162
Total held-to-maturity securities	4,502,224	4,770,817
TOTAL	$8,096,733	$7,560,486

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2016.

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS is less than one percent of total assets. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 42 presents a summary of the UPB of private-label MBS by interest rate type and by type of collateral (in thousands):

Table 42

	12/31/2016			12/31/2015
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$10,924	$58,725	$69,649	$16,223	$72,913	$89,136
Alt-A	16,361	33,497	49,858	40,151	43,376	83,527
TOTAL	$27,285	$92,222	$119,507	$56,374	$116,289	$172,663

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 43 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 43

12/31/2016
Private-label residential MBS:
UPB by credit rating:
Double-A	$668
Single-A	9,101
Triple-B	43,546
Double-B	18,288
Single-B	16,183
Triple-C	9,419
Double-C	2,345
Single-D	19,919
Unrated	38
TOTAL	$119,507

Amortized cost	$115,407
Unrealized losses	(6,266)
Fair value	110,431

OTTI:
Credit-related OTTI charge taken year-to-date	$168
Non-credit-related OTTI charge taken year-to-date	(103)
TOTAL	$65

Weighted average percentage of fair value to UPB	92.4%
Original weighted average credit support[1]	5.1
Weighted average credit support[1]	12.3
Weighted average collateral delinquency[2]	10.0

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 20 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 74 private-label MBS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment, but this evaluation has never determined any non-MBS securities to be impaired.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario. The stress case scenario is designed to provide an indication of the sensitivity of our private-label MBS to fluctuations in housing prices compared to our base case estimates. At December 31, 2016, the stress test scenario was not materially different than the base case scenario. The stress test scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the hypothetical stress test scenario are intended to provide a measure of the credit losses that we might incur if home price fluctuations are more adverse than those projected as our best estimate in our OTTI assessment.

Deposits: Total deposits decreased 21.1 percent from December 31, 2015 to December 31, 2016, mostly due to a decrease in overnight deposits. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2017 if demand for loans at member institutions increases, if members continue to deleverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 44 presents the maturities for time deposits in denominations of $250,000 or more by remaining maturity (in thousands). There were no time deposits outstanding as of December 31, 2016.

Table 44

	Remaining Maturity
	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Total
December 31, 2015	$18,400	$—	$—	$18,400

Table 45 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 45

	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$329,843	0.25%	$386,599	0.10%	$553,362	0.10%
Demand deposits	252,305	0.06	246,354	0.05	248,423	0.05

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

Total consolidated obligations increased 2.0 percent from December 31, 2015 to December 31, 2016 and the mix between discount notes and bonds changed slightly over the period, as we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to reduce our LIBOR basis risk (i.e., the risk created by the difference between the amount of assets indexed to LIBOR compared to the amount of liabilities indexed to LIBOR). Discount notes decreased in both absolute balances and as a percentage of total consolidated obligations, although the levels of discount notes remained elevated relative to historical balances. Discount notes decreased from 52.3 percent of total outstanding consolidated obligations as of December 31, 2015 to 51.2 percent as of December 31, 2016. Bonds increased in absolute balances and as a percentage of total consolidated obligations outstanding. Bonds increased from 47.7 percent of total outstanding consolidated obligations as of December 31, 2015 to 48.8 percent as of December 31, 2016 due to the improvement in the spread to LIBOR, which provided an opportunity to issue floating rate consolidated obligation bonds at favorable spreads. During 2015, our allocation of discount notes increased significantly, as consolidated obligation funding swapped or indexed to LIBOR became more expensive primarily due to the decline in the swap spreads caused by actions taken by foreign central banks to support their currencies and also due to heavy issuance of term corporate debt that is swapped to LIBOR. During this time, we funded a large part of the increase in short-term advances and our line of credit product with discount notes.

During 2016, we were able to replace some maturing consolidated obligation bonds and some called unswapped consolidated obligation bonds at a lower cost. For a discussion on yields and spreads, see Table 12 under this Item 7 - “Results of Operations.” Refinancing debt usually increases costs in the month the calls are initiated due to the acceleration of unamortized concessions on the debt when it is called because we amortize concession costs to contractual maturity. However, this increase is offset by the lower rate on the newly issued debt and by funding benefits from timing differences between the date the debt is called and the forward settlement date of the replacement debt (conventionally not exceeding 30 days forward). For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2017 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

While we had stable access to funding markets during 2016, future developments, if they occur, could impact the cost of issuing new debt. Certain developments that could impact the cost of issuing new debt include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

Borrowings with original maturities of one year or less are considered short-term. Table 46 summarizes short-term borrowings (dollar amounts in thousands):

Table 46

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds with Original Maturities of One Year or Less
	2016	2015	2014	2016	2015	2014
Outstanding at end of the period[1]	$21,784,924	$21,821,045	$14,221,276	$5,725,000	$5,748,000	$2,780,000
Weighted average rate at end of the period[2]	0.47%	0.27%	0.08%	0.66%	0.30%	0.13%
Daily average outstanding for the period[1]	$27,190,123	$20,069,457	$12,157,140	$4,438,975	$4,137,392	$2,721,260
Weighted average rate for the period[2]	0.33%	0.10%	0.07%	0.48%	0.18%	0.12%
Highest outstanding at any month-end[1]	$29,235,952	$22,134,395	$16,471,814	$5,725,000	$6,623,000	$2,960,000

[1]	Par Value

[2]	Computed based on par value and coupon/interest rate

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Derivative Clearing Organization (Clearinghouse) or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the Overnight Index Swap (OIS) and LIBOR swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

We use derivatives by designating them as either a fair value or cash flow hedge of an underlying financial instrument, firm commitment, or a forecasted transaction and in asset/liability management (i.e., economic hedge). Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities or firm commitments that do not qualify for hedge accounting under GAAP, but are acceptable hedging strategies under our RMP. For additional information on how we use derivatives, see Item 1 – “Business – Use of Derivatives.”

The notional amount of total derivatives outstanding decreased by $3.8 billion from December 31, 2015 to December 31, 2016 primarily due to decreases in interest rate swaps hedging various structures of consolidated obligation bonds, interest rate swaps hedging consolidated obligation discount notes, and interest rate swaps hedging fixed rate GSE debentures, which were partially offset by the increase in interest rate swaps hedging fixed rate MBS. These changes correspond to the change in the mix of debt between bonds and discount notes, and composition changes in investments. For additional information regarding the types of derivative instruments and risks hedged, see Tables 63 and 64 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 1.5 percent from December 31, 2015 to December 31, 2016, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by Finance Agency regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member periodically throughout the year. In April 2014, we began the practice of repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis. Our current practice of regular weekly exchanges of all excess Class B Common Stock over $50,000 per member for Class A Common Stock remains in effect.

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

The increase in retained earnings from December 31, 2015 to December 31, 2016 is attributed to the net income for the year of $161.8 million, exceeding the $78.4 million payment of dividends in 2016. Dividends increased $9.7 million for the year ended December 31, 2015 to the year ended December 31, 2016 as a result of an increase in average capital stock outstanding between periods. The JCE Agreement with the other FHLBanks effective February 28, 2011 provides that, upon the satisfaction of the FHLBanks’ obligations to REFCORP effective June 30, 2011, each FHLBank, on a quarterly basis, allocates at least 20 percent of its net income to a separate RRE Account until the balance of that account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations for the previous quarter. As of December 31, 2016, our level of restricted retained earnings represented approximately 0.27 percent of average outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 47 as of December 31, 2016 and 2015 (dollar amounts in thousands):

Table 47

	2016		2015
	Count	Amount	Count	Amount
Commercial banks	624	$666,147	636	$638,336
Thrift institutions	29	374,903	31	337,899
Insurance companies	20	100,125	22	160,136
Credit unions	80	85,160	77	72,332
CDFIs	2	340	2	244
Total GAAP capital stock	755	1,226,675	768	1,208,947
Mandatorily redeemable capital stock	8	2,670	10	2,739
TOTAL REGULATORY CAPITAL STOCK	763	$1,229,345	778	$1,211,686

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends paid to members generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement and the member is required to purchase Class B Common Stock, we believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to our members.

Table 48 provides a summary of member capital requirements under our current capital plan as of December 31, 2016 and 2015 (in thousands):

Table 48

Requirement	12/31/2016	12/31/2015
Asset-based (Class A Common Stock only)	$156,291	$154,290
Activity-based (additional Class B Common Stock)[1]	980,747	960,538
Total Required Stock[2]	1,137,038	1,114,828
Excess Stock (Class A and B Common Stock)	92,307	96,858
Total Stock[2]	$1,229,345	$1,211,686

Activity-based Requirements:
Advances[3]	$1,075,517	$1,052,889
AMA assets (mortgage loans)[4]	1,192	1,521
Total Activity-based Requirement	1,076,709	1,054,410
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	60,329	60,418
Total Required Stock[2]	$1,137,038	$1,114,828

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2016 and 2015.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to Finance Agency regulation and our capital plan (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of net income paid out as dividends. The fluctuations in the dividend payout ratios for recent year-ends (see Table 8 under Item 6 – “Selected Financial Data”) are primarily attributable to the changes in net income due to the volatility of net gain (loss) on derivatives and hedging activities and net gain (loss) on trading securities (see this Item 7 – “Results of Operations” for additional discussion).

Within our capital plan, we have the ability to pay different dividend rates to the holders of Class A Common Stock and Class B Common Stock. This differential is implemented through a methodology referred to as the dividend parity threshold. Holders of Class A Common Stock and Class B Common Stock share in dividends equally up to the dividend parity threshold for a dividend period, then the dividend rate for holders of Class B Common Stock can exceed the rate for holders of Class A Common Stock, but the dividend rate on Class A Common Stock can never exceed the dividend rate on Class B Common Stock. In essence, the dividend parity threshold: (1) serves as a soft floor to holders of Class A Common Stock since we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock; (2) indicates a potential dividend rate to holders of Class A Common Stock so that they can make decisions as to whether or not to hold excess Class A Common Stock; and (3) provides us with a tool to manage the amount of excess stock through higher or lower dividend rates by varying the desirability of holding excess shares of Class A Common Stock (i.e., the lower the dividend rate on Class A Common Stock, the less desirable it is to hold excess Class A Common Stock).

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

Table 49

Applicable Rate per Annum	12/31/2016	09/30/2016	06/30/2016	03/31/2016
Class A Common Stock	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00
Weighted Average[1]	5.28	5.28	5.30	5.32
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.45%	0.40%	0.37%	0.37%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 50 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 50

Applicable Rate per Annum	12/31/2015	09/30/2015	06/30/2015	03/31/2015
Class A Common Stock	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00
Weighted Average[1]	5.31	5.29	5.22	5.19
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.16%	0.14%	0.13%	0.11%
Spread to index	(1.00)%	(1.00)%	(1.00)%	(1.00)%
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 6.00 percent on Class B Common Stock in the third quarter of 2014, as a result of a change in our capital management practices intended to result in a higher percentage payout of quarterly earnings, slower growth in retained earnings, and increased advance utilization primarily due to the low all-in cost of advances once the dividend is factored in. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock in 2017, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2016, 62.5 percent of our capital was capital stock, and 37.5 percent was retained earnings and AOCI. As of December 31, 2015, 65.6 percent of our capital was capital stock, and 34.4 percent was retained earnings and AOCI. As mentioned previously, we were in compliance with our minimum regulatory capital requirements as of December 31, 2016. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

During the year ended December 31, 2016, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $17.3 billion and $533.2 billion, respectively, compared to $14.1 billion and $309.0 billion for the same period in 2015. The large increase between periods reflects the cumulative effect during 2016 of using a higher allocation of shorter term discount notes, primarily overnight discount notes. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio, but we have been funding a larger percentage of our assets with discount notes due to market conditions during the first half of 2016 that increased the cost of consolidated obligation bonds indexed or swapped to LIBOR. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At December 31, 2016, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, decreased $1.5 billion, from $7.4 billion as of December 31, 2015 to $5.9 billion as of December 31, 2016, primarily due to decreases in reverse repurchase agreements. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures was $1.5 billion and $1.3 billion as of December 31, 2016 and December 31, 2015, respectively. We held GSE MBS with a par value of $940.6 million and $962.2 million as of December 31, 2016 and December 31, 2015, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

We strive to manage our average capital ratio to remain above our minimum regulatory and RMP requirements so that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

Our uses of liquidity primarily include issuing advances, purchasing investments, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, and pay dividends to members.

During the year ended December 31, 2016, advance disbursements totaled $157.9 billion compared to $98.5 billion for the same period in 2015. During the year ended December 31, 2016, investment purchases (excluding overnight investments) totaled $2.7 billion compared to $5.3 billion for the same period in 2015. During the year ended December 31, 2016, payments on consolidated obligation bonds and discount notes were $16.5 billion and $533.2 billion, respectively, compared to $14.5 billion and $301.4 billion for the same period in 2015, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of discount notes, including overnight discount notes.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $6.3 billion as of December 31, 2016. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the Finance Agency to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements throughout 2016. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment balances. The weighted average remaining days to maturity of discount notes outstanding decreased to 32 days as of December 31, 2016 from 37 days at December 31, 2015. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 3 days and 4 days as of December 31, 2016 and December 31, 2015 because we held primarily short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio decreased from 33 days on December 31, 2015 to 29 days on December 31, 2016 as a result of the decrease in the weighted average remaining days to maturity of our discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will increase our cost of funds and reduce our net interest income.

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

Contractual Obligations: Table 51 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2016 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 51

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$20,696,405	$11,001,615	$3,651,190	$1,955,200	$4,088,400
Operating leases	269	80	163	26	—
Commitments to fund mortgage loans	90,013	90,013	—	—	—
Advance commitments	82,975	37,950	45,025	—	—
Expected future pension benefit payments	14,600	331	970	1,617	11,682
Mandatorily redeemable capital stock	2,670	2,028	1	641	—
TOTAL	$20,886,932	$11,132,017	$3,697,349	$1,957,484	$4,100,082

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

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all inherent significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. ERM is a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across the FHLBank. It is designed to: (1) identify and evaluate potential risks or events that may affect the FHLBank; (2) manage these risks to desired residual risk levels consistent with our Risk Appetite Statement; and (3) provide reasonable assurance regarding the achievement of the FHLBank's strategic, operations, reporting and compliance objectives. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

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

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 20 business unit risk assessments were completed in 2016 addressing 125 key processes throughout the FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. Each process level risk is associated with one or more entity level risks to establish a relationship or connection between the top down or entity level risks and the risks managed at the business unit level.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Strategic Risk Management Committee, the Strategic Planning Group, the Market Risk Analysis Committee, the Credit Underwriting Committee, the Operations Risk Committee, the Disclosure Committee, the Technology Committee, and the Asset/Liability Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Lending and AMA Activities – Credit risk with members arises largely as a result of our lending and AMA activities (members’ CE obligations on conventional mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, derivatives, and members’ CE obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

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

Table 52 presents the UPB of seriously delinquent loans and maximum coverage outstanding with the top five and all other third-party insurers as of December 31, 2016 (in thousands):

Table 52

Insurance Provider	Credit Rating[1]	Unpaid Principal Balance[2]	Maximum Coverage Outstanding[3]
Genworth Mortgage Insurance Corp.	Double-B	$1,225	$309
Mortgage Guaranty Insurance Company	Triple-B	1,221	372
Republic Mortgage Insurance Co.	No Rating	443	142
Arch Mortgage Insurance Company	Triple-B	361	109
Radian Guaranty Inc.	Triple-B	266	92
All others[4]		9,242	70
TOTAL		$12,758	$1,094

[1]	Represents the lowest credit ratings of S&P, Moody’s or Fitch as of December 31, 2016.

[2]
Represents the UPB of conventional loans 90 days or more delinquent or in the process of foreclosure. Assumes PMI was in effect at time of origination. Insurance coverage may be discontinued once a certain LTV ratio is met.

[3]
Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

[4]	Includes the UPB of all remaining seriously delinquent loans as of December 31, 2016 regardless of whether or not there is third-party PMI.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs and private-label MBS rated triple-A at the time of purchase. Almost all of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. All of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 43), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of six securities that have experienced immaterial cash flow shortfalls. Other long-term investments include unsecured GSE debentures and collateralized state and local HFA securities that were rated at least double-A at the time of purchase.

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (uncleared derivatives) or with an executing broker and cleared through a Futures Commission Merchant (i.e., clearing agent) that acts on our behalf to clear and settle derivative transactions through a Derivatives Clearing Organization (cleared derivatives).

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We generally require collateral for unsecured credit exposure on uncleared derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. Our credit risk exposure from derivative transactions with member institutions is fully collateralized under our Advance, Pledge and Security Agreement. We had no outstanding derivative transactions with members as of December 31, 2016. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2016.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2016.

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

Tables 53 and 54 present derivative notional amounts and counterparty credit exposure, net of collateral, by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or Standard and Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 53

12/31/2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$896,943	$2,958	$—	$2,958
Single-A	2,424,306	22,615	20,408	2,207
Cleared derivatives[2]	819,470	9,427	782	8,645
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	2,646,762	(32,555)	(39,401)	6,846
Cleared derivatives[2]	2,957,331	(19,416)	(59,446)	40,030
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,744,812	$(16,971)	$(77,657)	$60,686

[1]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

Table 54

12/31/2015
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$250,000	$53	$—	$53
Single-A	1,832,154	26,512	22,004	4,508
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	2,803,762	(53,857)	(58,156)	4,299
Cleared derivatives[2]	5,977,132	(51,148)	(93,808)	42,660
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$10,863,048	$(78,440)	$(129,960)	$51,520

[1]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. We continue to cautiously place unsecured cross-border outstandings, with non-derivatives exposure concentrated in Canada, Finland, Germany, Netherlands and Norway.

Table 55 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2016 (dollar amounts in thousands):

Table 55

	Canada		Finland		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$760,000	1.7%	$600,000	1.3%	$1,070,000	2.4%	$2,430,000	5.4%

Derivative assets:
Net exposure at fair value	(3,059)		—		(25,764)		(28,823)
Cash collateral held	3,062		—		33,638		36,700
Net exposure after cash collateral	3	—	—	—	7,874	—	7,877	—

TOTAL	$760,003	1.7%	$600,000	1.3%	$1,077,874	2.4%	$2,437,877	5.4%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2016 were $0.8 billion (Netherlands and Germany).

[2]	Consists solely of overnight Federal funds sold.

Table 56 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2015 (dollar amounts in thousands). No individual country amounted to one percent or more of our total assets.

Table 56

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

Table 57 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2014 (dollar amounts in thousands):

Table 57

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

Finance Agency regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 58 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2016 and 2015 (in thousands):

Table 58

	12/31/2016	12/31/2015
Liquid assets[1]	$2,932,254	$2,682,668
Total qualifying deposits	598,931	759,366
Excess liquid assets over requirement	$2,333,323	$1,923,302

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

Table 59 summarizes our compliance with the Finance Agency’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated February 28, 2017 (in thousands):

Table 59

02/28/2017
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$3,736,114
Self-liquidating assets with a maturity of 7 days or less	11,176,663
Assets that are generally accepted as collateral in the repurchase agreement market	3,923,648
Irrevocable lines of credit	—
Total Sources	18,836,425
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	122,758
100 percent of Federal funds purchased maturing within one week	—
100 percent of consolidated obligations and other borrowings maturing within one week	5,805,600
Less 100 percent of consolidated obligations settling within one week	(2,000)
100 percent of consolidated obligations expected to be called within one week	15,000
100 percent of consolidated obligations amortization within one week	—
Total Uses	5,941,358
EXCESS CONTINGENCY LIQUIDITY	$12,895,067

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

In 2016, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP at all times during 2016.

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

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the Finance Agency each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and GSE securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements at all times during 2016.

We generally maintained stable access to the capital markets throughout 2016. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for uncleared derivative transactions and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers.

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

Uncleared derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, generally have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with uncleared derivative counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. Collateral-related triggers are designed to reduce the amount of unsecured credit risk exposure that we or the counterparty is willing to accept for a given rating level determined by the NRSROs. In certain cases, however, we have entered into bilateral security agreements with non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized (i.e., $0 threshold, meaning all exposures are collateralized). The maximum threshold amount of unsecured credit risk exposure for each rating level for agreements with two-way bilateral triggers based on ratings is defined in Table 60:

Table 60

S&P or Fitch Ratings	Moody’s Ratings	Exposure Threshold
AAA	Aaa	$50 million
AA+, AA, AA-	Aa1, Aa2, Aa3	$15 million
A+, A	A1, A2	$3 million
A-	A3	$1 million
Below A-	Below A3	$0

If the FHLBank’s or an uncleared derivative counterparty’s exposure to the other ever exceeds the threshold based on the other’s NRSRO rating, a margin call is promptly issued requiring the party to collateralize the amount of credit risk exposure in excess of the exposure threshold. The collateral posted by our uncleared derivative counterparties as of December 31, 2016 and 2015 was in the form of cash. Recently issued rules will subject us to a mandatory two-way initial margin requirement and daily variation margin exchange between uncleared derivative counterparties. The rules specify the types of collateral that may be posted or collected as initial or variation margin and sets forth haircuts for certain collateral asset classes. Collateral must be posted to a third-party custodian and cannot be rehypothecated. Accordingly, when these requirements become effective during 2017, we expect the cost of engaging in uncleared derivatives to increase. For additional information regarding recently adopted final rules relating to margin requirements for uncleared derivatives, see Item 1 – Business – Legislative and Regulatory Developments. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

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

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2016 and 2015, we were a party to, or participated in, 26 and 29 SBPAs, respectively, in which our aggregate principal and interest commitments were $1.2 billion and $1.4 billion, respectively.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long run. We manage business risk, in part, through a commitment to strategic planning and by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate that plan. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analysis. The Strategic Business Plan provides a mechanism for management and the Board of Directors to be fully engaged in fulfilling their responsibilities for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management and facilitated by the Strategic Planning and Development department. We use planning scenarios to develop the Strategic Business Plan and we continue to refine and enhance the scenario planning process each year. We believe this process results in the development of robust and effective future scenarios, thereby enhancing the overall effectiveness of our strategic planning process and the development of risk strategies for each scenario. The Board of Directors plays a key role in the development of the Strategic Business Plan and regularly monitors progress in the achievement of business objectives. Two Board of Directors’ meetings are set aside each year for strategic planning purposes.

The Finance Agency published an amended stress test rule in the Federal Register on November 24, 2015 (effective January 1, 2016) to align with the Federal Reserve’s established schedules for Comprehensive Capital Analysis and Review (CCAR) institutions. The final rule amended the stress testing regulation as follows: (1) moves the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year; (2) requires the Finance Agency to provide the scenarios no later than 30 days after the Federal Reserve Board publishes its scenarios (expanded from the former 15 days); (3) requires stress tests be completed based on December 31 data (rather than the former requirement of September 30 data); (4) reports on the stress tests are due by August 31 of each year (as opposed to April 30); and (5) the FHLBanks are required to publicly disclose a summary of the severely adverse scenario between November 15 and November 30 (as opposed to between July 15 and July 30). Our stress test results for the severely adverse scenario were posted to our public website as required under the Finance Agency rule on November 21, 2016.

To manage business concentration risk, earnings simulations are conducted annually with estimated base-, best- and worst-case assumptions. The worst-case scenario includes the effects on us if one or more of our larger members significantly reduces its advance levels or is no longer a member, using a broad assumption of 25 percent decline in total advances. The total advance growth and distribution for our top five borrowers is monitored on a monthly basis by the Credit Underwriting Committee. See Table 27 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

Business risk also includes political, reputation, and regulatory risk. Congress occasionally considers legislation that could have an impact on the housing GSEs, including the FHLBanks. It is possible that Congress will introduce legislation that will impact relevant statutes. Legislation has the power to impact our cost of funds and our cost of doing business. It could also limit or expand existing authorities or change the competitive balance among the FHLBanks and other housing GSEs. Consequently, we seek to: (1) positively influence legislative outcomes; (2) support, oppose, or comment on regulatory proposals; and (3) continually educate all stakeholders about our positive impact on the communities we serve. To manage these types of business risks, we maintain a Government Relations Officer position and work with lobbying firms in Washington, D.C. Additionally, we, along with the other 10 FHLBanks, partner with our Washington, D.C.-based trade association, the Council of FHLBanks, to ensure that the FHLBank System's common legislative and regulatory interests are served. More specifically, we promote the enactment of laws and regulations that are beneficial to the FHLBanks, and we oppose detrimental laws and regulations. We also work to enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staff, Executive departments, regulators, trade associations, and the financial media. We annually prepare a detailed Congressional Outreach Plan in an effort to focus attention on our legislative and regulatory priorities.

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

Operations Risk Management: Operations risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events (including fraud and business disruptions). A number of strategies are used to manage and mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures - Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, develop, promote, and retain high-quality employees by offering a fair and competitive compensation package and by providing a comfortable, secure and professional work environment in a cost effective manner. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an Internal Control Policy which, in addition to defining internal control and describing the five interrelated components and underlying principles of the FHLBank’s internal control framework, outlines the objectives for our internal controls, establishes and delineates management’s responsibilities for implementing and maintaining internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the Internal Control Policy, that addresses: (1) the establishment of strategies aligned with our mission and vision; (2) the efficiency and effectiveness of our activities; (3) the safeguarding of our assets: (4) the reliability, completeness and timely reporting of financial and management information (and the transparency of that information) to the Board of Directors and outside parties, including the Office of Finance, the SEC and the Finance Agency; and (5) compliance with applicable laws, regulations, policies, supervisory determinations and directives. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions and Information Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Executive management reviews and approves all major projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated future projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are identified, classified, and protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) cyber security threats and/or other information security risks are identified, monitored, assessed, and appropriately managed or mitigated through our enterprise information security program.

Man-made or Natural Disasters - Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer equipment, information, supplies, and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted utilizing the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated weekly through our human resource information system. We also have a reciprocal back-up agreement in place with FHLBank of Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank of Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank of Boston’s members. We complete an annual test of this agreement with FHLBank of Boston to ensure the process and related systems are functioning properly. We also maintained a funds transfer contingency agreement with the FHLBank of Boston that is tested annually, which authorizes either FHLBank to process wire transfers for the other during a contingency situation.

Internal or External Fraud - Our Anti-Fraud Policy, which includes our Whistleblower Procedures, along with our Anti-Money Laundering Policy, forms the foundation of our Fraud Awareness Program. Our Fraud Awareness Program establishes our methodology or framework for preventing, detecting, deterring, reporting, remediating, and punishing suspicious activities, money laundering activities, dishonest activities, violations of the Code of Ethics and other fraudulent activities that could create risks for us or undermine the public’s confidence in the integrity of our activities. Employees may submit good faith complaints or concerns regarding accounting or auditing matters, fraud concerns, potential wrongdoing or violations of applicable securities laws and regulations, or violations of the Commodity Exchange Act and relevant implementing regulations to management or our anonymous reporting service without fear of dismissal or retaliation of any kind. We are committed to achieving compliance with all applicable securities laws and regulations, the Commodity Exchange Act and relevant implementing regulations, accounting standards, accounting controls and audit practices. Decisions to prosecute or refer fraud investigation results to the appropriate law enforcement and/or regulatory agencies for independent investigation shall be made in conjunction with legal counsel and appropriate senior management, as will final decisions on disposition of the case.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2016. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 61 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 61

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2016	2.6	-1.0	3.0
09/30/2016	-0.1	-2.2	1.1
06/30/2016	2.1	-1.4	1.0
03/31/2016	1.8	0.9	1.1
12/31/2015	2.0	1.0	2.0
09/30/2015	1.9	1.2	0.9
06/30/2015	1.7	0.6	0.2
03/31/2015	1.6	-0.1	1.1

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2016 increased in the up 200 and down 200 basis point shock scenarios and decreased in the base scenario from December 31, 2015. The primary factors contributing to these net changes in duration during the period were: (1) the increase in interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period, including decreasing prepayment projections based on the increase in interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term unswapped callable consolidated obligation bonds with short lock-out periods as conditions permitted and the continued issuance of discount notes funding the growth in short-term advances.

The increase in longer-term interest rates during 2016 generally lengthens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in long-term interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, higher interest rates indicate a relative decline in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio increased in net outstanding balance, and increased slightly as an overall percentage of total assets, increasing from 14.4 percent of total assets as of December 31, 2015 to 14.7 percent as of December 31, 2016 as the balance sheet remained relatively stable. With this weighting increase, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. For example, as the absolute unpaid balance of the mortgage loan portfolio increased during 2016 and became a larger percentage of assets, the actual market value of the portfolio decreased in response to the increase in interest rates. This decrease in market value is expected behavior since fixed rate portfolios exhibit price declines as interest rates increase and reflects the traditional inverse price to yield relationship. In addition, since the mortgage loan portfolio continues to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when our advance balances increase, as they did during 2016, our mortgage loan portfolio effectively decreases as a proportion of our total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a somewhat smaller contribution impact to the overall DOE since DOE is a market value weighted measurement. With the absolute growth in the mortgage loan portfolio during the period, and with the associated long-term interest rate increase, the mortgage loan portfolio increased slightly as a percentage of the market value of the net balance sheet, causing the DOE profile to have a marginally larger impact from the mortgage loan duration profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our market risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

Even though long-term interest rates increased during the period, we continued to experience prepayments of the fixed rate mortgage loan portfolio. As interest rates fluctuated during the period, especially with the sharp decline in interest rates during mid-2016 following Britian's vote to leave the European Union (referred to as Brexit), the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to refinance a significant amount of our liabilities during this period. The overall increase in long-term interest rates during the latter part of 2016 caused the duration profile of the existing portfolio of unswapped callable bonds to lengthen as expected. Again, as the unswapped callable bonds were refinanced to lower coupons as mentioned previously and with the subsequent increase in interest rates during the fourth quarter of 2016, the options in the newly issued bonds trended out-of-the-money as the duration of the portfolio extended slightly more than the mortgage loan portfolio. This liability lengthening contributed to the base scenario duration moving from positive at the end of 2015 to a negative position at the end of 2016 as indicated in the DOE table above.

In addition, the unswapped callable bond portfolio became a smaller percentage of the balance sheet based on the increased issuance of discount notes in response to the growth in short-term advances and associated capital stock activity. This discount note increase naturally diluted the percentage of outstanding unswapped callable bonds and reduced the weighting of this portfolio as an overall percentage of liabilities. As discussed previously, a portfolio weighting change can alter the impact of a portfolio's overall contribution to net DOE and in this case, the unswapped callable bonds reduced weighting led to a slightly smaller contribution to DOE. However, the overall lengthening of duration was only marginally impacted by this weighting change. This liability behavior is a result of the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates in certain shock scenarios. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance of callable bonds in relation to the mortgage portfolios is discussed in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE decrease in the base scenario.

These factors also contributed to the net DOE increase in the up 200 basis point interest rate shock scenario where the most significant factor related to the refinancing activity of the unswapped callable bond portfolio. As mentioned previously, as interest rates increased during the fourth quarter of 2016 and the unswapped callable bond portfolio lengthened in duration in the base scenario, shocking interest rates by increasing 200 basis points generated only a marginal increase in duration lengthening. In other words, while the options were trending more out-of-the-money with the increase in rates, shocking rates by increasing 200 basis points caused the options to be significantly out-of-the-money and quite insensitive to interest rate shocks and relates to the convexity profile mentioned below. Again, this insensitivity to interest rate shocks generates only marginal change in values causing the duration of the portfolio to be quite stable. As the mortgage loan portfolio extended only slightly more in the up 200 basis point shock scenario, the overall DOE become more positive, or more asset sensitive.

In addition, we purchased $1.2 billion of GSE MBS/CMOs throughout the year as allowable according to Finance Agency regulations. The variable rate GSE MBS purchased were without embedded interest rate caps. As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. This lengthening was further impacted by the previous discussion regarding the fixed rate mortgage loan portfolio. The relationship of the variable rate GSE MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We did not purchase additional interest rate caps during 2016.

We generally purchase interest rate caps to offset the impact of embedded caps in variable rate GSE MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within our established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased interest rate caps, but also the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the variable rate MBS/CMOs.

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

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero for much of the interest rate term structure. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of our balance sheet and of DOE. The net DOE increase in the down 200 basis point interest rate shock scenario during the period is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, management implements the Board-approved approach to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2016, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.6 months and 0.5 months for December 31, 2016 and 2015, respectively. Again, as discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 62 presents MVE as a percent of TRCS. As of December 31, 2016, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

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

Table 62

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2016	177	181	179
09/30/2016	180	172	176
06/30/2016	169	170	170
03/31/2016	164	167	170
12/31/2015	168	171	177
09/30/2015	165	168	172
06/30/2015	168	169	174
03/31/2015	188	186	190
Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. We currently employ derivative instruments by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction or in asset/liability management (i.e., an economic hedge). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Tables 63 and 64 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 63

12/31/2016
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,360,835	$(14,485)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	30,000	60
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,145,392	(17,339)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	82,975	2,567
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	604,820	(16,376)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	852,810	(8,804)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,096,867	14,190
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,765,200	4,859
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	90,013	(158)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	149,361	370
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	830,680	26,425
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	750,000	(1,083)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	30,000	(1,174)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	420,000	(4,319)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	565,000	(14,995)
TOTAL				$12,773,953	$(30,262)

Table 64

12/31/2015
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,099,956	$(62,746)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	66,000	(634)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,470,842	(57,377)
Clearly and closely related caps embedded in variable rate advances	Interest rate cap	Offset the interest rate cap embedded in a variable rate advance	Fair Value Hedge	60,000	(94)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	129,423	(1,708)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,254,820	(55,350)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	854,338	(21,731)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	498,948	(4,259)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,922,800	5,789
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	66,045	7
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	648,779	531
Fixed rate non-callable consolidated obligation discount notes with tenors of less than six months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	249,693	133
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,659,820	49,959
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	780,000	2,607
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	90,000	(1,402)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	895,000	(1,404)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	800,000	(701)
Intermediary Derivatives
Interest rate caps executed with members	Interest rate cap	Offset interest rate caps executed with members by executing interest rate caps with derivatives counterparties	Economic Hedge	8,000	—
TOTAL				$16,554,464	$(148,380)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-69 of this Form 10‑K.

Audited Financial Statements

Tables 65 and 66 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2016 and 2015 (in thousands):

Table 65

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$147,041	$145,477	$145,112	$142,807
Interest expense	82,049	82,337	80,930	77,937
Net interest income	64,992	63,140	64,182	64,870
(Reversal) provision for credit losses on mortgage loans	31	329	(212)	(257)
Net interest income after mortgage loan loss provision	64,961	62,811	64,394	65,127
Other non-interest income (loss)	(2,135)	8,708	(13,887)	(6,516)
Other non-interest expense	16,853	17,935	15,279	13,639
Assessments	4,599	5,361	3,526	4,498
NET INCOME	$41,374	$48,223	$31,702	$40,474

Table 66

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$127,425	$119,202	$110,229	$108,574
Interest expense	63,229	57,482	53,079	51,960
Net interest income	64,196	61,720	57,150	56,614
(Reversal) provision for credit losses on mortgage loans	283	(398)	(992)	(802)
Net interest income after mortgage loan loss provision	63,913	62,118	58,142	57,416
Other non-interest income (loss)	(27,080)	(30,256)	(13,537)	(9,216)
Other non-interest expense	13,862	15,187	15,093	13,620
Assessments	2,298	1,669	2,952	3,459
NET INCOME	$20,673	$15,006	$26,560	$31,121

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

Management, with the participation of the President and CEO, our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2016.

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

Item 9B: Other Information

None.

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 67 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 67

Executive Officer	Age	Position Held
Mark E. Yardley	61	Interim President and Chief Executive Officer
Patrick C. Doran	55	EVP/Chief Compliance Officer and General Counsel
Sonia R. Betsworth	55	SVP/Interim Chief Administrative Officer
Denise L. Cauthon	53	SVP/Chief Accounting Officer
Joe B. Edwards	60	SVP/Chief Information Officer
Dan J. Hess	51	SVP/Chief Business Officer
Thomas E. Millburn	46	SVP/Chief Internal Audit Officer
William W. Osborn	51	SVP/Chief Financial Officer
Martin L. Schlossman, Jr.	48	SVP/Interim Chief Risk Officer

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

Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:

Mark E. Yardley became Interim President and Chief Executive Officer in January 2017. From May 2010 through December 2016, he was Executive Vice President and CRO. Mr. Yardley previously served as Executive Vice President and CFO from February 2005 to May 2010, First Senior Vice President and CFO from December 1999 through February 2005 and as First Senior Vice President, Director of Finance, from January 1999 to December 1999. Mr. Yardley joined the FHLBank in 1984 as Director of Internal Audit and was promoted to Assistant Vice President in 1990 and Vice President in 1991.

Patrick C. Doran became Executive Vice President, Chief Compliance Officer (CCO) and General Counsel in March 2016. From December 2015 to March 2016, he was Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. He joined the FHLBank in 2004 and served as Senior Vice President, General Counsel and Corporate Secretary from May 2004 to December 2015.

Sonia R. Betsworth became Interim Chief Administrative Officer in January 2017. From March 2013 through December 2016, she was Senior Vice President and Chief Credit Officer. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined the FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Denise L. Cauthon became Senior Vice President and Chief Accounting Officer (CAO) in December 2010. Ms. Cauthon served as First Vice President and CAO from May to December 2010, First Vice President and Controller from March 2007 to April 2010, and Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

Joe B. Edwards became Senior Vice President and Chief Information Officer (CIO) in July 2013. Prior to joining the FHLBank in 2013, Mr. Edwards was Senior Vice President and CIO at ACE Cash Express, Inc., a multi-unit retailer of financial services, where he was responsible for IT development, operations, business intelligence and call center operations from January 1998 through his retirement in December 2012.

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

Martin L. Schlossman, Jr. became Interim CRO in January 2017. Mr. Schlossman previously served as Senior Vice President, Associate CRO from March 2012 through December 2016. He joined the FHLBank in November 2000 as an Enterprise Risk Analyst and was promoted to Planning Officer in December 2001, Assistant Vice President in March 2004, Vice President in June 2005, and First Vice President in March 2009. He was named Associate CRO in June 2010 and was promoted to Senior Vice President in March 2012.

Directors
The Bank Act (as amended by the Recovery Act) and Finance Agency regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the Finance Agency, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the Finance Agency uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the Finance Agency may be required from time to time to allocate additional member director seats. The most recent designation from the Finance Agency resulted in an increase in the size of our board by one director, such that starting in 2017 our board consists of 18 directors, 10 of whom are to be member directors and eight of whom are independent directors. Under the Finance Agency regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the Finance Agency to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and Finance Agency regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer. No director or executive officer of the FHLBank has been involved in any legal proceeding during the past ten years that would affect the integrity or ability of such director or nominee to serve in such capacity.

As of the date of this annual report on Form 10-K, we have 18 directors, 10 of whom are serving directorships as “member directors” (as such term is defined under the Bank Act) and 8 of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act).

On December 13, 2016, we declared elected Milroy A. Alexander, Neil F.M. McKay and Donde L. Plowman as independent directors, as reported in our current report on Form 8-K filed with the SEC on December 13, 2016. Additionally, on November 4, 2016, FHLBank filed a Current Report on Form 8-K announcing that Donald R. Abernathy, Jr., from the state of Oklahoma, L. Kent Needman, from the state of Kansas, and Thomas H. Olson, Jr., from the state of Colorado, were deemed elected as member directors of FHLBank’s Board of Directors. Mr. Abernathy will serve a two-year term expiring December 31, 2018. Each of the other directors will serve four-year terms expiring December 31, 2020.

Table 68 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 68

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Donald R. Abernathy, Jr.	60	Member	January 2017	December 2018	(e), (f)
Milroy A. Alexander	67	Independent	January 2015	December 2020	(a), (b), (d)
Robert E. Caldwell, II	46	Independent	January 2004	December 2018	(b), (c) Vice Chair, (e) Chair
G. Bridger Cox	64	Member	January 2011	December 2019	(b), (c) Chair
Holly Easterling	53	Independent	January 2016	December 2019	(a), (f)
James R. Hamby	65	Member	January 2007	December 2017	(a), (c), (f) Chair
Andrew C. Hove, Jr.	82	Independent	April 2007	December 2017	(d), (e)
Michael B. Jacobson	63	Member	January 2012	December 2019	(a), (b), (f)
Jane C. Knight	73	Independent	January 2004	December 2018	(d), (e)
Richard S. Masinton	75	Independent	April 2007	December 2017	(b) Chair, (c), (d)
Neil F. M. McKay	76	Independent	April 2007	December 2020	(a), (f)
L. Kent Needham	63	Member	January 2013	December 2020	(d), (e)
Mark J. O’Connor	52	Member	May 2011	December 2017	(b), (d), (f)
Thomas H. Olson, Jr.	51	Member	January 2013	December 2020	(a), (e), (f)
Donde L. Plowman	64	Independent	January 2017	December 2020	(d), (e)
Mark W. Schifferdecker	52	Member	January 2011	December 2018	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	67	Member	January 2007	December 2019	(a), (b), (c), (d) Chair
Douglas E. Tippens	62	Member	January 2015	December 2018	(e), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 18 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Donald R. Abernathy, Jr. has served as the President and CEO of The Bankers Bank, Oklahoma City, Oklahoma, since June 1993, and has served on the board of directors of Bankers Banc Investment Services, Inc., since December 2006. Although the Board of Directors did not participate in Mr. Abernathy's nomination since he is a member director, Mr. Abernathy possesses a Bachelors of Business Administration, has more than 38 years of banking experience, including 23 as President and CEO, and served on the board of directors of the Independent Community Bankers of America, that assists in his service as a director.

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver Housing and Neighborhood Redevelopment department. He also served his second and third terms as a director of the Municipal Securities Rulemaking Board from October 2010 through September 2012 and May 2013 through September 2013. He is a board trustee of Rose Community Foundation and board chair of the Lowry Redevelopment Authority. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The Board of Directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 10 years as an auditor with Touche Ross & Co., his past service on the audit committees of many organizations and his ability to provide the Board of Directors with racial diversity, when making his nomination.

Robert E. Caldwell, II is the Vice Chair of our Board of Directors. Mr. Caldwell has been Vice President for Nebco, Inc., a supplier of materials to the construction industry to construct buildings, streets and highways, since August 2014. Prior to his service at Nebco, Inc., Mr. Caldwell was the President and COO of WRK Real Estate, LLC, a real estate management and development company, since January 2014. Mr. Caldwell previously served as President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, from 2006 through 2013. Prior to 2006, he served as General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese public company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination.

G. Bridger Cox is the Chair of our Board of Directors. Mr. Cox has been Chairman and President of Citizens Bank & Trust Company, Ardmore, Oklahoma, since 1996. Although the Board of Directors did not participate in Mr. Cox’s nomination since he is a member director, Mr. Cox is a graduate of the Stonier Graduate School of Banking at Rutgers University, possesses more than 30 years of banking management experience, has served on the board of directors of the Oklahoma Industrial Finance Authority and the Oklahoma Development Finance Authority, and has prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Cox served as a member director of the FHLBank from January 1998 through December 2006.

Holly Easterling has served the Chickasaw Nation in various roles since 1997 and presently serves as Secretary of the Department of Treasury for the Chickasaw Nation since October 2012. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Easterling serves as a trustee of the Chickasaw Foundation, is a past trustee of the Ada City Schools Foundation, a current board member of the Ada Chamber of Commerce, and a current appointed commissioner of the Oklahoma Ethics Commission. The Board of Directors considered Ms. Easterling's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, and her ability to provide the Board of Directors with gender and racial diversity, when making her nomination.

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

Andrew C. Hove, Jr., now retired, previously served as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation from 1991 to 2001, and prior to that he served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska. Mr. Hove currently serves on the boards of directors of NeighborWorks Lincoln. Mr. Hove previously served on the boards of directors of Great Western Bank, Sioux Falls, South Dakota, from 2001 until February 2017, and Great Western Bancorp, Inc., a Delaware corporation and public company, from July 2014 until February 2017. Mr. Hove also previously served on the board of directors of Sovereign Bank, Wyomissing, Pennsylvania, a public company, until 2009. The Board of Directors considered Mr. Hove’s qualifications, skills and attributes, including his experience as Chairman and CEO of a community bank, his experience as Vice Chairman and Acting Chairman of the Federal Deposit Insurance Corporation, his activities and affiliation with NeighborWorks Lincoln, and his prior service as an FHLBank director, when making his nomination.

Michael B. Jacobson has been Chairman, President and CEO of NebraskaLand National Bank, North Platte, Nebraska, since 1998. Although the Board of Directors did not participate in Mr. Jacobson’s nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and has over 35 years of banking experience, including over 20 years as the CEO of a bank, that assists in his service as a director.

Jane C. Knight, now retired, served as Vice President of Site-based Strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues. The Board of Directors considered Ms. Knight’s qualifications, skills and attributes, including her prior management skills, her service as Director of the Kansas Governor’s regional office, her experience with housing issues through the Governor’s office and Habitat for Humanity, her experience with not-for-profit organizations, her ability to provide the Board of Directors with gender diversity, and her prior service as an FHLBank director, when making her nomination.

Richard S. Masinton, now retired, was Executive Vice President of Quinn Capital, LLC, a private equity company in Leawood, Kansas from January 2009 through 2014. Mr. Masinton previously served as Chief Financial Officer, then Executive Vice President of Russell Stover Candies in Kansas City, Missouri, from 1996 until 2008. Mr. Masinton has served on the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sat on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton retired from the boards of directors of OneNeck IT Services Corp in 2008 and Enterprise Financial Services Corporation, a publicly owned bank holding company, in 2007. He has also served on the board of advisors of the University of Kansas School of Business and on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Masters Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his 7 years of experience as Chairman of the audit committee of such bank holding company, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

Neil F. M. McKay was CFO and Treasurer of Capitol Federal Savings in Topeka, Kansas, from 1994 through March 2006. Mr. McKay, now retired, has held significant executive positions in various financial institutions including Heartland Federal Savings in Ponca City, Oklahoma, and First Nationwide Bank (now part of Citibank) in San Francisco, California. He was also a CPA in public practice for 12 years. The Board of Directors considered Mr. McKay’s qualifications, skills and attributes, including his certification as a CPA, his 12 years of service as an audit manager of large, publicly traded banks, his experience as Controller of a $30 billion publicly traded bank, his experience as CFO of an $8 billion publicly traded bank, and his prior service as an FHLBank director, when making his nomination.

L. Kent Needham has served as Chairman, President and CEO of The First Security Bank, Overbrook, Kansas, since 2007. Although the Board of Directors did not participate in Mr. Needham’s nomination since he is a member director, Mr. Needham possesses an MBA, is a graduate of the Colorado Graduate School of Banking, and has over 40 years of banking experience, including more than 20 years as CEO, that assists in his service as a director.

Mark J. O’Connor currently serves as President of Investments of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 28 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the President of Investments and Chairs the ALCO Committee of a large bank holding company and has over 14 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and sits on its Investment Committee. He also serves on an affordable housing non-profit board and sits on its Loan Committee. He has experience on the board, including service as chairman, of a state housing finance authority, and his prior experience as an FHLBank director assists in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Julesburg, Colorado, since 1998. Mr. Olson is currently also the chairman of Points West Community Bank, Julesburg, Colorado, Chairman of Points West Community Bank, Sidney, Nebraska, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Chairman of Fullerton National Bank, Chairman of Woodstock Land and Cattle, and Director of Rush Creek Land and Livestock. Although the Board of Directors did not participate in Mr. Olson's nomination since he is a member director, Mr. Olson has a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 22 years of banking experience, including more than 17 years as CEO, that assists in his service as a director.

Donde L. Plowman has served as Executive Vice Chancellor and Chief Academic Officer at the University of Nebraska - Lincoln since January 2017. From July 2010 through December 2016, she served as the Dean of the College of Business Administration at the University of Nebraska - Lincoln. Ms Plowman has also served on the board of directors of Ballantyne Strong, a publicly traded company, from June 2011 through May 2015, served on the board of directors of Cornerstone Bank, York, Nebraska, from 2011 to December 2016, and has served on the Board of Trustees of Bryan Health Systems from January 2012 to present. The Board of Directors considered Ms. Plowman's qualifications, skills and attributes, including her role as Dean of the College of Business Administration at the University of Nebraska - Lincoln, her M.Ed. in Higher Education, her Ph.D. in Strategic Management, her prior service on the board of directors of a publicly traded company, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices, and her ability to provide the Board of Directors with gender diversity, when making her nomination.

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

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and served as President, CEO until his retirement in February 2015. He remains a director of Bankers' Bank of Kansas and is a director of its parent BBOK Bancshares, Inc. Although the Board of Directors did not participate in Mr. Schriefer’s nomination since he is a member director, Mr. Schriefer possesses more than 40 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assists in his service as a director.

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

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics has been posted on our website at www.fhlbtopeka.com in the "Board Governance" page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the General Counsel of the FHLBank at One Security Benefit Place, Suite 100, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chair), Milroy A. Alexander, Holly Easterling, James R. Hamby, Michael B. Jacobson, Neil F.M. McKay, Thomas H. Olson, Jr. and Bruce A. Schriefer.

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

We met or exceeded all of our short-term objectives in 2016, as discussed below. We believe FHLBank experienced strong performance against our long-term objectives as well. These objectives were designed to drive performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2016 were comprised of the person who served as our President and CEO throughout 2016, our former Senior Executive Vice President and COO, the Executive Vice President and CRO, the Executive Vice President and CCO and General Counsel, the Senior Vice President and CFO, and the Senior Vice President and CAO (collectively, the Named Executive Officers). Our former Senior Executive Vice President and COO, David S. Fisher, ceased to serve as an executive officer on November 23, 2016, and then terminated employment effective December 31, 2016. No successor has been named to the position.

In determining the appropriate total compensation package for our Named Executive Officers for 2016, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In December 2016, Andrew J. Jetter, President and CEO, announced his retirement effective on or about March 31, 2017. Mr. Jetter ceased serving as President and CEO on December 31, 2016, and now serves as a non-executive Senior Advisor until his retirement date. Mr. Jetter will continue to receive compensation at the same level as when he was CEO through the conclusion of his service as Senior Advisor. Mr. Jetter joined the FHLBank in 1987 and had served as President and CEO since 2002. Mark E. Yardley was named as the Interim President and CEO effective January 1, 2017. Effective January 1, 2017, his annual compensation was increased to $550,000 to reflect the increased scope of his new position.

In 2016, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

The CAO is subject to an incentive compensation plan that is materially similar to the EICP as discussed in this Item 11. Approval of that plan, her Target Total Base Opportunity, any payouts paid under that plan, and her base salary are approved by the CEO rather than the Compensation Committee or Board of Directors.

Framework for Compensation Decisions: The Compensation Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2016 included:

▪	Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including the recommendation of performance goals for the EICP;

▪	Approving the base salaries and salary adjustments of the COO, CRO, CCO and General Counsel, and CFO, as recommended by the CEO; and

▪	Recommending to the Board of Directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2016: To implement our compensation objectives, the elements of our 2016 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

Use of Benchmarks - We believe a key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we compete for executive talent. We have historically recruited nationally, both within and outside of the FHLBank System, in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain our Named Executive Officers, the Board of Directors (and/or Compensation Committee) periodically retains compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used such survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

In 2016, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark is created by McLagan pulled from a proprietary survey database and is calculated by considering three peer groups: (1) commercial banks with $20 billion or more in assets, including Federal Reserve Banks (excluding former "bulge bracket" investment banks); (2) other FHLBanks; and (3) publicly available proxy data for banks with assets between $10 billion and $20 billion. Additionally, in calculating the market composite benchmark, for the first peer group, the commercial banks, Divisional Heads are used as the relevant comparison (e.g., Controller) at the median. For the other FHLBanks peer group, Overall Functional Heads are used (e.g., CFO) at the median. For the third peer group, Salary Rank is used except for the CEO and CFO where the actual position is used; in addition, the low quartile is used.

The following is a list of survey participants of Commercial Banks, FHLBanks, and Fannie Mae and Freddie Mac that were included by McLagan in the 2016 FHLBank Custom Compensation Survey:

ABN AMRO	Freddie Mac
AIB	Hancock Bank
Ally Financial Inc.	HSBC
Associated Bank	Huntington Bancshares, Inc.
Australia & New Zealand Banking Group	ING
Banco Bilbao Vizcaya Argentaria	Investors Bancorp, Inc
Bank Hapoalim	JPMorgan
Bank of America	KBC Bank
Bank of Ireland Corporate Banking	KeyCorp
Bank of the West	Landesbank Baden-Wuerttemberg
Bayerische Landesbank	Lloyds Banking Group
BBVA Compass	M&T Bank Corporation
BMO Financial Group	Macquarie Bank
BNP Paribas	Mizuho Bank
BOK Financial Corporation	Mizuho Capital Markets
Branch Banking & Trust Co.	Mizuho Trust & Banking Co. (USA)
Capital One	MUFG Securities
CIBC World Markets	MUFG Union Bank
Citigroup	National Australia Bank
Citizens Financial Group	Natixis
City National Bank	Nomura Securities
Comerica	Nord/LB
Commerce Bank	Nordea Bank
Commerzbank	OCBC Bank
Commonwealth Bank of Australia	People’s United Bank
Credit Agricole CIB	PNC Bank
Credit Industriel et Commercial	Rabobank
Cullen Frost Bankers, Inc.	Regions Financial Corporation
DBS Bank	Royal Bank of Canada
DnB Bank	Royal Bank of Scotland Group
DVB Bank	Santander Bank, NA
DZ Bank	Siemens Financial Services
East West Bancorp	Societe Generale
Espirito Santo Investment	Standard Chartered Bank

Fannie Mae	State Street Bank & Trust Company
Federal Home Loan Bank of Atlanta	SunTrust Banks
Federal Home Loan Bank of Boston	SVB Financial Group
Federal Home Loan Bank of Chicago	Synovus
Federal Home Loan Bank Cincinnati	TD Ameritrade
Federal Home Loan Bank of Dallas	TD Securities
Federal Home Loan Bank of Des Moines	The Bank of New York Mellon
Federal Home Loan Bank of Indianapolis	The Bank of Nova Scotia
Federal Home Loan Bank of New York	The CIT Group
Federal Home Loan Bank of Pittsburgh	The Northern Trust Corporation
Federal Home Loan Bank of San Francisco	U.S. Bancorp
Federal Home Loan Bank of Topeka	Umpqua Holding Corporation
Federal Reserve Bank of New York	UniCredit
Fifth Third Bank	Webster Bank
First Citizens Bank	Wells Fargo Bank
First Niagara	Zions Bancorporation

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the 2016 compensation benchmarks:

Arvest Bank	MB Financial Bank
Bank of Hawaii	MidFirst Bank
BECU	Pentagon Federal Credit Union
Bremer Financial Corporation	SchoolsFirst Federal Credit Union
Cathay General Bancorp	Sterling National Bank
F.N.B. Corporation	Texas Capital Bank
First Hawaiian Bank	The Private Bank
First National Bank of Omaha	United Bankshares, Inc.
Fulton Financial Corporation	Western Alliance Bancorporation
IBERIABANK Corporation

The intent to remain competitive primarily with the other FHLBanks and to also consider the broader labor market of a limited group of financial services institutions reflects our belief that the knowledge and skills necessary to effectively perform our Named Executive Officers’ duties may be developed as a result of experience not only at other FHLBanks, but also at a variety of other financial services institutions. We recognize that Topeka’s geographic location may be a disadvantage in attracting executives, but generally is a positive factor in retaining executives.

Of the FHLBank-based survey data and the broader survey data utilized, the Compensation Committee considered the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in considering the competitiveness of our total compensation for the Named Executive Officers. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our Named Executive Officers in the median range of the survey data reviewed assuming target level performance would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer groups, the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee and CEO operate to recommend below median pay for poor performance and above median pay for superior performance. While survey information is one factor in setting compensation for our Named Executive Officers, we believe that surveys are not the sole governing factor and independent decisions by the Compensation Committee are necessary to make compensation consistent with our financial condition and future prospects.

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and may be made in April following an analysis of our total compensation practices and the FHLBank’s performance.

For 2016, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail below under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2016 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups (as described below); (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

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

The Compensation Committee also considered guidance and communications from FHLBank's regulator, the Finance Agency, in determining total compensation for the Named Executive Officers as more specifically addressed below under “Finance Agency Oversight.”

In 2016, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. Table 69 presents the total base salary and percentage of salary increase for the Named Executive Officers, effective April 1, 2016. These increases were generally consistent with increases to the base salary of most of our other employees' base salaries for 2016 of approximately 3.5 percent.

Table 69

Named Executive Officer	Percentage Increase	Salary
Andrew J. Jetter, President & CEO[1]	4.5%	$750,000
David S. Fisher, SEVP & COO[2]	3.2	490,000
Mark E. Yardley, EVP & CRO[2]	3.1	367,000
Patrick C. Doran, EVP, CCO & General Counsel[2]	5.4	320,000
William W. Osborn, SVP & CFO[2]	6.3	302,000
Denise L. Cauthon, SVP & CAO[3]	3.0	230,205

[1]	Salary increase recommended by the Compensation Committee and approved by the Board of Directors.

[2]	Salary increase recommended by the CEO and approved by the Compensation Committee.

[3]	Salary increase approved by the CEO.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established, Board of Directors-approved goals, and are distributed only in accordance with such achievement. In 2016, we achieved this compensation objective through attainment of objectives under our EICP.

Beginning in the fourth quarter of 2015, goal metrics, metric performance ranges and metric weights for award opportunities under the 2016 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2016 performance objectives, as appropriate, before submitting the objectives to the Board of Directors for approval in December 2015.

For the Base Performance Period of January 1, 2016 to December 31, 2016, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event the FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2017 to December 31, 2019, over which the FHLBank’s performance is measured based on specific parameters, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the Finance Agency. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the Finance Agency.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 70 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 70

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	40.0%	80.0%	120.0%
COO	35.0	70.0	105.0
CRO, CCO & General Counsel and CFO	27.5	55.0	82.5
CAO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2016 are described in Table 71:

Table 71

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Total Regulatory Capital[1]	The spread between (a) adjusted net income divided by daily average total regulatory capital and (b) the average daily overnight Federal funds effective rate (Fed Effective).
Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric which exceeds the cost of the required return on capital.
Retained Earnings	The dollar amount of GAAP retained earnings as of December 31, 2016.
Core Mission Assets Ratio	Core Mission Assets Ratio is defined as daily advances plus mortgage loans held for portfolio divided by daily consolidated obligations.
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

The profit-oriented objectives of “Adjusted Return Spread on Total Regulatory Capital” and “Net Income after Capital Charge” (non-GAAP financial measures) were based on the belief that profitability is critical to the long-term viability of the organization. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. The “Retained Earnings” objective reflects our desire to ensure we operate from a position of capital strength and take appropriate steps to protect our members from the potential impairment of the par value of our capital stock. Finally, the performance objective for “Core Mission Assets Ratio” establishes benchmark ratios for our advances and mortgage loans in order to focus on providing liquidity to our members.

Award levels were set at threshold, target and optimum percentages of annual base salary. Table 72 sets forth the specific annual goal performance ranges and the actual achievement levels for each of our Total Base Opportunity Goal Metrics in 2016:

Table 72

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	4.30%	5.24%	6.19%	5.95%
Net Income after Capital Charge	$73,826,000	$93,826,000	$113,826,000	$109,812,175
Retained Earnings	$701,450,000	$725,450,000	$749,450,000	$735,195,880
Core Mission Assets Ratio	70.00%	78.00%	80.00%	79.45%
Risk Management - Market, Credit and Liquidity Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.80
Risk Management - Compliance, Business and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.34

As reflected in Table 72, 2016 was a strong year regarding the achievement of our EICP base opportunity performance objectives, which is indicative of the FHLBank's balanced approach to profitability and risk management. We exceeded Target performance for each goal in 2016.

Table 73 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2016:

Table 73

Performance Objective	Metric Weight
	CEO/COO/CFO	CRO	General Counsel/CAO
Adjusted Return Spread on Total Regulatory Capital	20%	10%	15%
Net Income after Capital Charge	20	10	15
Retained Earnings	10	10	10
Core Mission Assets Ratio	10	10	10
Risk Management - Market, Credit and Liquidity Risks	20	30	25
Risk Management - Compliance, Business and Operations Risks	20	30	25

Table 74 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2016 to December 31, 2016 and the Deferral Performance Period, which is the three-year period from January 1, 2017 to December 31, 2019:

Table 74

Named Executive Officer	Base Salary	Aggregate Goal Achievement as a Percentage of Target	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Andrew J. Jetter, President & CEO[2]	$718,000	132.52%	$718,000	$359,000	$359,000
Mark E. Yardley, EVP & CRO	356,000	130.49	255,498	127,749	127,749
Patrick C. Doran, EVP, CCO & General Counsel	303,500	131.51	219,517	109,759	109,758
William W. Osborn, SVP & CFO	284,000	132.52	207,001	103,501	103,500
Denise L. Cauthon, SVP & CAO	223,500	131.51	146,958	73,479	73,479
David S. Fisher, Former SEVP & COO	475,000	132.52	440,639	220,320	220,319

[1]
Cash Incentive is included as non-equity incentive plan compensation in Table 80 for all Named Executive Officers except for Mr. Fisher. Mr. Fisher's Cash Incentive is included as severance payments presented in the components of "All Other Compensation" in Table 81.

[2]	Mr. Jetter's Total Base Opportunity is capped at 100 percent of base salary in accordance with regulatory restrictions.

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Performance Measures as presented in Table 75, which provides a template of how amounts will be calculated for the calendar year 2017 to calendar year 2019, as long as the minimum requirement for receiving a Final Deferred Incentive Award of having an MVE of not less than 100 percent of our TRCS outstanding, as of the last day of the Deferral Performance Period, is met:

Table 75

	Threshold	Target	Optimum
Total Return[1]:	10/11 or 11/11 vs. FHLBanks	5/11 vs. FHLBanks	2/11 or 1/11 vs. FHLBanks
Deferred Incentive	$	$	$
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

MVE / Total Regulatory Capital (TRC)[2]:	10/11 or 11/11 vs. FHLBanks	5/11 vs. FHLBanks	2/11 or 1/11 vs. FHLBanks
Deferred Incentive	$	$	$
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

Final Deferred Incentive Award (Dollar Value for Total Return + Dollar Value for MVE/TRC)	$	$	$

[1]
Total Return equals the Total Dividends, plus the Change in Retained Earnings, divided by the Average TRC over the three-year period. Total Dividends is defined as all dividends paid on all capital stock during the three-year period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2016 to 12/31/2019; and Average TRC is defined as the average daily ending balance of regulatory capital for dates starting with 01/01/2017 and ending 12/31/2019. TRC is defined as total capital stock plus retained earnings plus subordinated debt plus mandatorily redeemable capital stock. TRC will also include any additional capital from mergers that will be reported in the Finance Agency Call Report System (CRS) statement of condition. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking 1st out of the 11 FHLBanks.

[2]
Using amounts reported on the Trendbook Analysis from the CRS, MVE/TRC is calculated by dividing base case MVE by TRC (as defined above) calculated at the end of the Deferral Performance Period. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest MVE/TRC being the best performance, and ranking 1st out of the 11 FHLBanks.

We believe our long-term goals effectively motivate our Named Executive Officers to develop strategies and policies to achieve long-term growth and provide increased value to members while taking future risk into account.

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our Finance Agency examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety or soundness problem or a serious, material risk management deficiency exists, or if: (a) operational errors or omissions result in material revisions to the financial results, information submitted to the Finance Agency, or to data used to determine incentive payouts; (b) submission of material information to the SEC, Office of Finance, and/or Finance Agency is significantly past due; or (c) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring or other supervisory findings; (3) during the most recent Finance Agency examination, the Finance Agency identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. As noted above, for Deferral Performance Periods beginning 2015 and later in order for Participants to be eligible to receive a Final Deferred Incentive Award, the FHLBank must have an MVE of not less than 100 percent of FHLBank’s TRCS outstanding, as of the last day of the Deferral Performance Period.

Under the EICP Targets for the 2014-2016 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. The metric weight for the 2014-2016 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2014-2016 goal achievement percentage is included in Table 76:

Table 76

Objective	Metric Weight	2014-2016
		Goal Achievement Percentage
Total Return	50.0%	116.67%
MVE/TRCS	50.0	118.75
Overall Payout Percentage	100.0%	117.71%

Based on the performance results, Table 77 presents the Final Deferred Incentive Award for the 2014-2016 Deferral Performance Period for each Named Executive Officer:

Table 77

Named Executive Officer	Deferred Incentive	Goal Achievement Percentage	Final Deferred Incentive Award[1]
Andrew J. Jetter, President & CEO	$292,836	117.71%	$344,698
Mark E. Yardley, EVP & CRO	100,979	117.71	118,863
Patrick C. Doran, EVP, CCO & General Counsel	82,756	117.71	97,413
William W. Osborn, SVP & CFO	66,711	117.71	78,526
Denise L. Cauthon, SVP & CAO	63,390	117.71	74,617
David S. Fisher, Former SEVP & COO	161,333	117.71	189,906

[1]
Final Deferred Incentive Award is included as non-equity incentive plan compensation in Table 80 for all Named Executive Officers except for Mr. Fisher. Mr. Fisher's Final Deferred Incentive Award is included as severance payments presented in the components of "All Other Compensation" in Table 81.

A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) terminated from employment with the FHLBank for Cause as defined under the EICP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his or her employment or following his or her termination; or (3) discloses confidential information of the FHLBank.

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

Upon his retirement, Mr. Jetter will be eligible to receive his defined benefit pension plan benefit and defined contribution account balance under the BEP and Pentegra DB and DC plans. Additionally, Mr. Jetter will receive all accrued but unused vacation, if any, and will have the option to convert his life and long-term disability insurance coverages to individual coverage policies at his expense.

DB Plan - Our DB Plan covers all full time employees of the FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by the FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2016, each of the Named Executive Officers participated in the DB Plan, which required no contribution from any Named Executive Officer.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Three Named Executive Officer participants (Mr. Jetter, Mr. Yardley and Ms. Cauthon) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $265,000 on earnings for 2016. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $210,000 for 2016. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

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

The measurement date used to determine the current year’s benefit obligation was December 31, 2016. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 4.14 percent interest. The present value of benefits accrued after September 1, 2003 is multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 4.14 percent. As of December 31, 2016, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2014 RP white collar worker annuitant tables (with Scale MP-2016); (3) an average salary increase adjustment; and (4) a 4.00 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP (see "BEP" below).

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

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other participants in the BEP to defer compensation and to receive matching contributions and pension accruals that would otherwise have been made or accrued under the FHLBank’s DC Plan or DB Plan, as appropriate, but for the limitations imposed by the IRC.

The BEP allows Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2016, the rate of return earned on the defined contribution portion of the BEP was 6.24 percent, which was our return on equity calculated for EICP purposes for 2015.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2016, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 84 under the column titled “Aggregate Balance at Last FYE.”

Other benefits - We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the Named Executive Officers. We offer all employees a variety of benefits including insurance (medical, dental, vision, prescription drug, life, long-term disability and travel accident), short-term disability, flexible spending accounts, employee assistance program and education benefits. The Named Executive Officers participate in these benefit programs on the same basis as all other eligible employees.

Perquisites - The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2016 are the personal use of an FHLBank-owned automobile for the President and limited spousal travel for Named Executive Officers.

Categorical types of perquisites provided to the Named Executive Officers in 2016 are presented and detailed in the All Other Compensation Table (see Table 81 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Potential payments upon termination or change in control
Severance Benefits - We provide severance benefits to the Named Executive Officers pursuant to our Named Executive Officers Severance Policy or, with regard to Ms. Cauthon, the Non-NEO Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment, including disability or death; or (2) the officer’s employment is terminated by us for misconduct.

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 78 presents the term and amounts that would have been payable to the Named Executive Officer under the Named Executive Officers Severance Policy as of December 31, 2016, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see "Change in Control Plan" below).

Table 78

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Andrew J. Jetter[3]	12	$750,000	$10,609	$760,609
Mark E. Yardley[4]	9	275,250	8,006	283,256
Patrick C. Doran	9	240,000	12,122	252,122
William W. Osborn	6	151,000	7,980	158,980
Denise L. Cauthon[5]	6	115,103	8,081	123,184
David S. Fisher[6]	9	367,500	8,004	375,504

[1]	Severance Amount equals the number of months of base salary as described under the Severance Policy.

[2]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Severance Policy.

[3]	In December 2016, Mr. Jetter ceased to serve as President and CEO effective December 31, 2016; consequently, the Severance Policy was no longer applicable to Mr. Jetter as of January 1, 2017.

[4]	Effective January 1, 2017, Mr. Yardley became Interim President and CEO making him eligible for 12 months of severance benefits as of that date.

[5]	Ms. Cauthon is subject to the Non-NEO Severance Policy, effective June 19, 2015.

[6]
Mr. Fisher’s employment with FHLBank terminated on December 31, 2016. Amounts shown in the table above reflect the total amount expected to be paid to Mr. Fisher in the form of base salary payable under his severance agreement. Per the terms of his severance agreement, Mr. Fisher may also be entitled to future payments of the Deferred Incentive Opportunities for the Deferral Performance Periods 2015 - 2017 (Threshold - $72,055 Target - $144,110 Optimum - $216,165), 2016 - 2018 (Threshold - $74,263 Target - $148,525 Optimum - $222,788), and 2017 - 2019 (Threshold - $83,125 Target - $166,250 Optimum - $249,375) under the EICP for which amounts are not determinable as of the date of this annual report.

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

A Participant will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to his or her compensation multiplier. On June 19, 2015, FHLBank’s board approved the following Participants in the Change in Control Plan: Tier 1 - Andrew J. Jetter, President and CEO; Tier 2 - David S. Fisher, Senior Executive Vice President and COO, and Mark E. Yardley, Executive Vice President and CRO; and Tier 3 - Patrick C. Doran, Senior Vice President and CCO and General Counsel, and William W. Osborn, Senior Vice President and CFO. Mr. Doran was promoted by the board to an Executive Vice President in March 2016. Subsequently, on June 23, 2016, the Compensation Committee approved a revision to Mr. Doran's Tier level from Tier 3 to Tier 2. Mr. Fisher is no longer eligible for benefits upon a Change in Control, per his severance agreement.

Table 79 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the Named Executive Officers as of December 31, 2016 subject to FHLBank’s Change in Control Plan, as currently in effect.

Table 79

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Andrew J. Jetter	$2,242,500	$1,794,000	$31,827	$4,068,327
Mark E. Yardley	734,000	403,700	21,350	1,159,050
Patrick C. Doran	640,000	352,000	32,325	1,024,325
William W. Osborn	302,000	166,100	15,960	484,060

[1]	Compensation multiplier times the annual base salary at year end as described under the Change in Control Policy.

[2]	Compensation multiplier times target Total Base Opportunity reflected in the 2016 EICP Targets as described in under the Change in Control Policy.

[3]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Policy.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2016 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2016 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

The Compensation Committee
of the Board of Directors
Richard S. Masinton, Chair
Milroy A. Alexander
Robert E. Caldwell II
G. Bridger Cox
Michael B. Jacobson
Mark J. O’Connor
Mark W. Schifferdecker
Bruce A. Schriefer

Table 80 presents the Summary Compensation Table for the Named Executive Officers.

Table 80

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Andrew J. Jetter[4]	2016	$742,000	$703,698	$665,117	$140,573	$2,251,388
President & CEO	2015	711,187	684,512	185,015	61,085	1,641,799
	2014	685,721	627,386	2,067,470	69,827	3,450,404
Mark E. Yardley[5]	2016	364,250	246,612	204,745	41,627	857,234
EVP & CRO	2015	352,625	212,734	44,175	34,131	643,665
	2014	340,022	196,017	1,026,281	34,162	1,596,482
Patrick C. Doran[6]	2016	315,875	207,172	174,310	51,455	748,812
EVP, CCO & General	2015	300,625	185,585	63,565	25,867	575,642
Counsel	2014	289,849	165,921	271,631	23,289	750,690
William W. Osborn[7]	2016	297,500	182,027	139,000	48,525	667,052
SVP & CFO	2015	271,012	155,082	54,241	9,263	489,598
Denise L. Cauthon[8]	2016	228,529	148,096	200,590	36,849	614,064
SVP & CAO	2015	222,375	139,889	7,044	16,438	385,746
	2014	217,459	124,607	467,138	18,520	827,724
David S. Fisher[9]	2016	486,250	—	294,888	494,189	1,275,327
Former SEVP & COO	2015	470,500	375,849	146,824	47,082	1,040,255
	2014	453,604	337,859	450,400	45,218	1,287,081

[1]
All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s EICP (for 2014, 2015 and 2016) and Transitional Long-Term Incentive Plan (for 2014).

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

[3]	The 2016 components of All Other Compensation are provided in Table 81.

[4]
Above market earnings attributable to the BEP for Mr. Jetter were $67,117, $57,015, and $31,470 for 2016, 2015, and 2014, respectively. The aggregate change in the value of Mr. Jetter’s accumulated benefit under the FHLBank’s DB Plan was $205,000, $42,000, and $503,000 for 2016, 2015, and 2014, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the FHLBank’s BEP was $393,000, $86,000, and $1,533,000 for 2016, 2015, and 2014, respectively.

[5]
Above market earnings attributable to the BEP for Mr. Yardley were $28,745, $30,175, and $17,281 for 2016, 2015, and 2014, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $155,000, $30,000, and $554,000 for 2016, 2015, and 2014, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $21,000, $(16,000), and $455,000 for 2016, 2015, and 2014, respectively.

[6]
Above market earnings attributable to the BEP for Mr. Doran were $4,310, $4,565, and $2,631 for 2016, 2015, and 2014, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $97,000, $34,000, and $191,000 for 2016, 2015, and 2014, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $73,000, $25,000, and $78,000 in 2016, 2015, and 2014, respectively.

[7]
Above market earnings attributable to the BEP for Mr. Osborn were $0 and $241 for 2016 and 2015, respectively. The aggregate change in the value of Mr. Osborn's accumulated benefit under the FHLBank’s DB Plan was $78,000 and $26,000 for 2016 and 2015, respectively.. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $61,000 and $28,000 for 2016 and 2015, respectively.

[8]
Above market earnings attributable to the BEP for Ms. Cauthon were $590, $44, and $138 for 2016, 2015, and 2014, respectively. The aggregate change in the value of Ms. Cauthon's accumulated benefit under the FHLBank’s DB Plan was $162,000, $(5,000), and $428,000 for 2016, 2015, and 2014. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $38,000, $12,000, and $39,000 in 2016, 2015, and 2014.

[9]
Above market earnings attributable to the BEP for Mr. Fisher were $21,888, $21,824, and $11,400 for 2016, 2015, and 2014, respectively. The aggregate change in the value of Mr. Fisher’s accumulated benefit under the FHLBank’s DB Plan was $104,000, $54,000, and $179,000 for 2016, 2015, and 2014, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $169,000, $71,000, and $260,000 for 2016, 2015, and 2014, respectively. Effective December 31, 2016, Mr. Fisher was no longer an employee of the FHLBank.

Table 81 presents the components of “All Other Compensation” for 2016 as summarized in Table 80.

Table 81

Named Executive Officer	Perquisites and Personal Benefits[1]	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Vacation Buyout[2]	Severance Payments	Other Miscellaneous	Total All Other Compensation
Andrew J. Jetter	$12,889	$1,622	$7,656	$7,180	$59,736	$51,490	$—	$—	$140,573
Mark E. Yardley	—	718	4,870	15,189	3,813	17,037	—	—	41,627
Patrick C. Doran	—	623	2,569	15,900	9,374	22,874	—	115	51,455
William W. Osborn	—	573	910	15,900	7,434	23,231	—	477	48,525
Denise Cauthon	—	457	730	10,027	4,750	17,708	—	3,177	36,849
David S. Fisher[3]	—	1,020	7,379	4,750	34,803	—	446,090	147	494,189

[1]
Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Mr. Jetter's perquisites and personal benefits consist of an FHLBank-provided vehicle, cellular phone reimbursement and expenses for spousal travel.

[2]	Represents payments for unused vacation time that could not be carried forward due to a change in vacation policy.

[3]
Severance payments for Mr. Fisher represent non-equity incentive plan payments and benefits of $410,226 and an accrued vacation payout of $35,864 paid in accordance with his severance agreement. This amount does not include amounts that may be paid under the EICP.

Table 82 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 82

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Andrew J. Jetter	EICP-Cash Incentive	$143,600	$287,200	$430,800
President & CEO	EICP-Deferred Incentive Opportunity[2]	143,600	287,200	430,800
Mark E. Yardley	EICP-Cash Incentive	48,950	97,900	146,850
EVP & CRO	EICP-Deferred Incentive Opportunity[2]	48,950	97,900	146,850
Patrick C. Doran	EICP-Cash Incentive	41,732	83,463	125,194
EVP, CCO & General Counsel	EICP-Deferred Incentive Opportunity[2]	41,732	83,463	125,194
William W. Osborn	EICP-Cash Incentive	39,050	78,100	117,150
SVP & CFO	EICP-Deferred Incentive Opportunity[2]	39,050	78,100	117,150
Denise L. Cauthon	EICP-Cash Incentive	27,938	55,875	83,813
SVP & CAO	EICP-Deferred Incentive Opportunity[2]	27,938	55,875	83,813
David S. Fisher[3]	EICP-Cash Incentive	83,125	166,250	249,375
Former SEVP & COO	EICP-Deferred Incentive Opportunity[2]	83,125	166,250	249,375

[1]
Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2016. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and future payouts.

[2]	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at optimum.

[3]
Per the terms of his severance agreement, Mr. Fisher may be entitled to future payments of the Deferred Incentive Opportunity. The 2016 EICP-Cash Incentive of $220,320 is included as severance payments presented in the components of "All Other Compensation" in Table 81.

Pension Benefits: Table 83 presents the 2016 Pension Benefits Table for the Named Executive Officers.

Table 83

Name	Plan Name	Number of Years of Credited Services	Present Value Of Accumulated Benefit	Payments During Last Fiscal Year
Andrew J. Jetter	Pentegra Defined Benefit Plan for Financial Institutions	28.583	$2,015,000	$—
President & CEO	FHLBank Benefit Equalization Plan	28.583	5,771,000	—
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	2,181,000	—
EVP & CRO	FHLBank Benefit Equalization Plan	30.000	1,678,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	11.667	617,000	—
EVP, CCO & General Counsel	FHLBank Benefit Equalization Plan	11.667	319,000	—
William W. Osborn	Pentegra Defined Benefit Plan for Financial Institutions	9.583	431,000	—
SVP & CFO	FHLBank Benefit Equalization Plan	9.583	158,000	—
Denise L. Cauthon	Pentegra Defined Benefit Plan for Financial Institutions	26.333	1,368,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	26.333	140,000	—
David S. Fisher	Pentegra Defined Benefit Plan for Financial Institutions	9.917	638,000	—
Former SEVP & COO	FHLBank Benefit Equalization Plan	9.917	976,000	—

Deferred Compensation: Table 84 presents the 2016 Nonqualified Deferred Compensation Table for the Named Executive Officers. Our fiscal year (FY) is 2016, with a fiscal year end (FYE) of December 31, 2016.

Table 84

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Andrew J. Jetter President & CEO	$166,942	$59,736	$131,588	$—	$2,129,933
Mark E. Yardley EVP & CRO	31,668	3,813	57,499	—	1,014,998
Patrick C. Doran EVP, CCO & General Counsel	16,131	9,374	10,184	—	189,749
William W. Osborn SVP & CFO	10,352	7,434	618	—	25,415
Denise L. Cauthon SVP & CAO	31,919	4,750	2,243	—	76,734
David S. Fisher Former SEVP & COO	58,005	34,803	47,982	—	846,829

[1]	All amounts are also included in the salary column of Table 80.

[2]
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2015) was $202,402 for Mr. Jetter, $99,259 for Mr. Yardley, $12,722 for Mr. Doran, $241 for Mr. Osborn, $256 for Ms. Cauthon and $54,887 for Mr. Fisher. The amounts reported as preferential (above market) earnings for the current year are presented in Table 80.

Director Compensation: Table 85 presents the Director Compensation Table for our 2016 Board of Directors.

Table 85

Name	Fees Earned or Paid in Cash
Milroy A. Alexander	$95,000
Robert E. Caldwell II	110,000
G. Bridger Cox	125,000
Holly Easterling	95,000
James R. Hamby	105,000
Andrew C. Hove, Jr.	95,000
Michael B. Jacobson	95,000
Jane C. Knight	95,000
Richard S. Masinton	105,000
Neil F. M. McKay	95,000
L. Kent Needham	95,000
Mark J. O’Connor	95,000
Thomas H. Olson, Jr.[1]	93,962
Mark W. Schifferdecker	105,000
Bruce A. Schriefer	105,000
Douglas E. Tippens	95,000

[1]
Mr. Olson, a member director representing the state of Colorado, resigned from the Board of Directors on March 4, 2016 and was subsequently elected to the Board of Directors on March 9, 2016 to fill the unexpired term of office of a vacant member directorship in the state of Nebraska. His compensation was adjusted for the four days in which he was not a member of the Board of Directors.

Director Fees - The Board of Directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2016 Board of Directors Compensation Policy (2016 Policy) was adopted September 25, 2015 and became effective January 1, 2016. This policy was established in accordance with the Bank Act and Finance Agency regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. In order to compensate them for their time while serving as directors, our 2016 Policy provided that each director shall be paid one-fourth of his or her maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2016 Policy reflected this analysis. The 2016 Policy established annual compensation limits of $125,000 for the Chairman, $105,000 for the Vice-Chairman and Committee Chairs and $95,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The Board of Directors adopted a 2017 Board of Directors Compensation Policy (2017 Policy) governing compensation for board meeting attendance on October 28, 2016. The 2017 Policy is similar to the 2016 Policy, except that the 2017 Policy reflects increases in the established annual compensation limits to $130,000 for the Chairman, $110,000 for the Vice-Chairman and Committee Chairs and $100,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board shall be entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual serves as both Vice Chair of the Board and a Committee Chair. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the Board of Directors.

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

Table 86 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 7, 2017. Of these stockholders, no affiliated officer or director currently serves on our Board of Directors.

Table 86

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
BOKF, NA	PO Box 2300	Tulsa	OK	2,745,000	17.9%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,643,750	17.3
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,968,750	12.9
TOTAL				7,357,500	48.1%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 87 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 7, 2017, for member institutions whose affiliated officers or directors served as our directors as of March 7, 2017:

Table 87

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
NebraskaLand National Bank	121 N Dewey	North Platte	NE	19,063	0.1%
Girard National Bank	100 E Forest	Girard	KS	13,174	0.1
Points West Community Bank	809 Illinois Street	Sidney	NE	8,464	0.1
FirstBank	10403 W Colfax Ave	Lakewood	CO	7,329	0.1
Bank of the Prairie	18675 West 151st Street	Olathe	KS	7,073	0.1
Points West Community Bank	100 E 3rd Street	Winsor	CO	5,942	—
Citizens Bank & Trust Co.	1100 N Commerce	Ardmore	OK	5,886	—
Vision Bank	1800 Arlington Street	Ada	OK	5,500	—
BancFirst	101 N. Broadway	Oklahoma City	OK	5,500	—
Fullerton National Bank	1400 S Dewey	Fullerton	NE	3,167	—
The Bankers Bank	9020 N May Ave Ste 200	Oklahoma City	OK	2,751	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,345	—
Bank of Estes Park	Park Lane at MacGregor	Estes Park	CO	1,220	—
First Security Bank	312 Maple Street	Overbrook	KS	1,077	—
TOTAL				88,491	0.5%

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

Information with respect to the directors who are officers or directors of our members is set forth under Item 10 ‑ “Directors, Executive Officers and Corporate Governance ‑ Directors.” Additional information regarding members that are beneficial owners of more than five percent of our total outstanding capital stock is provided in Item 12 ‑ “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between the FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (i.e., line of credit, advances, forward settling advance commitments, letters of credit, standby credit facility and derivative transactions); (2) MPF Program mortgage loan products; (3) housing and CDP products; and (4) other services (i.e., deposit accounts, wire transfer services, safekeeping services, consolidated obligation direct placement and unsecured credit transactions permissible under the RMP).

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

The Finance Agency’s criteria for audit committee independence are posted on the corporate governance page of our website at www.fhlbtopeka.com. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2016, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2016 and 2015. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 88 sets forth the aggregate fees we were billed for the years ended December 31, 2016 and 2015 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 88

	2016	2015
Audit fees	$696	$727
Audit-related fees	51	99
Tax fees	—	—
All other fees	6	20
TOTAL	$753	$846

Audit fees during the years ended December 31, 2016 and 2015 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2016 and 2015 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2016 and 2015, we were assessed $31,000 and $30,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2016 and 2015.

All other fees during the years ended December 31, 2016 and 2015 were for consulting fees related to a private health care exchange feasibility study on behalf of all FHLBanks.

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

3.2	Exhibit 3.2 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 18, 2017, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Second Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3
Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Third Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3

10.3	Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.3.
10.4	Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.4.
10.5	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.5.
10.6*	Exhibit 10.6 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.6.
10.7*
Exhibit 10.2 to the Current Report on Form 8-K, filed March 2, 2016, Federal Home Loan Bank of Topeka 2013 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.7.

10.8*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 21, 2016, Federal Home Loan Bank of Topeka 2014 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.8.

10.9*
Exhibit 10.2 to the Current Report on Form 8-K, filed January 21, 2016, Federal Home Loan Bank of Topeka 2015 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.9.

10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka, Change in Control Plan, is incorporated herein by reference as Exhibit 10.10.
10.11*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 3, 2016, Federal Home Loan Bank of Topeka, NEO Severance Policy, is incorporated herein by reference as Exhibit 10.11.
10.12*
Exhibit 10.1 to the Current Report on Form 8-K, filed November 3, 2015 Federal Home Loan Bank of Topeka 2016 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.12.

10.13*
Exhibit 10.1 to the Current Report on Form 8-K/A, filed November 15, 2016, Federal Home Loan Bank of Topeka 2017 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.13.

10.14*	Exhibit 10.16 to the Annual Report on Form 10-K, Federal Home Loan Bank of Topeka 2016 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14.
10.15*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017, Federal Home Loan Bank of Topeka 2017 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.

10.16*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated by reference as Exhibit 10.16.

10.17*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated by reference as Exhibit 10.17.
10.18*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 11, 2017, Severance Agreement and General Release, entered into on December 29, 2016, with Mr. Fisher, is incorporated by reference as Exhibit 10.18.

10.19*	Federal Home Loan Bank of Topeka Non-NEO Severance Policy.
10.20*	Federal Home Loan Bank of Topeka Non-NEO Executive Incentive Compensation Plan.
10.21*^	Federal Home Loan Bank of Topeka 2013 Non-NEO Executive Incentive Compensation Plan Targets.
10.22*^	Federal Home Loan Bank of Topeka 2014 Non-NEO Executive Incentive Compensation Plan Targets.
10.23*^	Federal Home Loan Bank of Topeka 2015 Non-NEO Executive Incentive Compensation Plan Targets.
10.24*^	Federal Home Loan Bank of Topeka 2016 Non-NEO Executive Incentive Compensation Plan Targets.
10.25*^	Federal Home Loan Bank of Topeka 2017 Non-NEO Executive Incentive Compensation Plan Targets.
10.26	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement.
12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Federal Home Loan Bank of Topeka Code of Ethics.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and Senior Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or a compensatory plan or arrangement.

**	The financial information contained in these XBRL documents is unaudited.

^	Portions of this exhibit have been redacted and are subject to a confidential treatment request filed with the Secretary of the SEC pursuant to Rule 24b-2 under the Exchange Act.

Item 16: Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

March 9, 2017	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Mark E. Yardley	Interim President and Chief Executive Officer	March 9, 2017
Mark E. Yardley	(principal executive officer)

/s/William W. Osborn	Senior Vice President and Chief Financial Officer	March 9, 2017
William W. Osborn	(principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 9, 2017
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chairman of the Board of Directors	March 9, 2017
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chairman of the Board of Directors	March 9, 2017
Robert E. Caldwell, II

/s/Donald R. Abernathy[1]	Director	March 9, 2017
Donald R. Abernathy

/s/Milroy A. Alexander[1]	Director	March 9, 2017
Milroy A. Alexander

/s/Holly Easterling[1]	Director	March 9, 2017
Holly Easterling

/s/James R. Hamby[1]	Director	March 9, 2017
James R. Hamby

/s/Andrew C. Hove, Jr.[1]	Director	March 9, 2017
Andrew C. Hove, Jr.

/s/Michael B. Jacobson[1]	Director	March 9, 2017
Michael B. Jacobson

/s/Jane C. Knight[1]	Director	March 9, 2017
Jane C. Knight

/s/Richard S. Masinton[1]	Director	March 9, 2017
Richard S. Masinton

/s/Neil F. M. McKay[1]	Director	March 9, 2017
Neil F. M. McKay

/s/L. Kent Needham[1]	Director	March 9, 2017
L. Kent Needham

/s/Mark J. O’Connor[1]	Director	March 9, 2017
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 9, 2017
Thomas H. Olson, Jr.

/s/Donde L. Plowman[1]	Director	March 9, 2017
Donde L. Plowman

/s/Mark W. Schifferdecker[1]	Director	March 9, 2017
Mark W. Schifferdecker

/s/Bruce A. Schriefer[1]	Director	March 9, 2017
Bruce A. Schriefer

/s/Douglas E. Tippens[1]	Director	March 9, 2017
Douglas E. Tippens

[1]	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
Interim President and Chief Executive Officer

/s/William W. Osborn
William W. Osborn
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Topeka

In our opinion, the accompanying statements of condition and the related statements of income, comprehensive income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Topeka (the “FHLBank”) at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Kansas City, Missouri
March 9, 2017

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2016	12/31/2015
ASSETS
Cash and due from banks (Note 3)	$207,254	$682,670
Interest-bearing deposits	387,920	100,594
Securities purchased under agreements to resell (Note 12)	2,400,000	3,945,000
Federal funds sold	2,725,000	2,000,000

Investment securities:
Trading securities (Note 4)	2,502,788	2,294,606
Available-for-sale securities (Note 4)	1,091,721	495,063
Held-to-maturity securities[1] (Note 4)	4,502,224	4,770,817
Total investment securities	8,096,733	7,560,486

Advances (Notes 5, 7, 18)	23,985,835	23,580,371

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 6, 7, 18)	6,642,399	6,392,680
Less allowance for credit losses on mortgage loans (Note 7)	(1,674)	(1,972)
Mortgage loans held for portfolio, net	6,640,725	6,390,708

Overnight loans to other FHLBanks (Note 19)	600,000	—
Accrued interest receivable	68,400	79,233
Premises, software and equipment, net	16,205	8,306
Derivative assets, net (Notes 8, 12)	60,900	51,591
Other assets (Note 17)	27,777	27,174

TOTAL ASSETS	$45,216,749	$44,426,133

LIABILITIES
Deposits (Notes 9, 18)	$598,931	$759,366

Consolidated obligations, net:
Discount notes (Notes 10, 17)	21,775,341	21,813,446
Bonds (Notes 10, 17)	20,722,335	19,866,034
Total consolidated obligations, net	42,497,676	41,679,480

Mandatorily redeemable capital stock (Note 13)	2,670	2,739
Accrued interest payable	49,808	52,281
Affordable Housing Program payable (Note 11)	33,242	28,011
Derivative liabilities, net (Notes 8, 12)	7,171	31,492
Other liabilities (Notes 15, 17)	64,803	31,012

TOTAL LIABILITIES	43,254,301	42,584,381

Commitments and contingencies (Note 17)

1    Fair value: $4,487,252 and $4,765,095 as of December 31, 2016 and 2015, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2016	12/31/2015

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,621 and 1,797 shares issued and outstanding) (Notes 13, 18)	$162,143	$179,683
Class B ($100 par value; 10,645 and 10,293 shares issued and outstanding) (Notes 13, 18)	1,064,532	1,029,264
Total capital stock	1,226,675	1,208,947

Retained earnings:
Unrestricted	611,226	560,166
Restricted (Note 13)	123,970	91,616
Total retained earnings	735,196	651,782

Accumulated other comprehensive income (loss) (Note 14)	577	(18,977)

TOTAL CAPITAL	1,962,448	1,841,752

TOTAL LIABILITIES AND CAPITAL	$45,216,749	$44,426,133

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2016	2015	2014
INTEREST INCOME:
Interest-bearing deposits	$1,873	$241	$169
Securities purchased under agreements to resell	11,975	4,371	575
Federal funds sold	5,743	2,131	1,368
Trading securities (Note 4)	65,743	66,017	50,271
Available-for-sale securities (Note 4)	12,101	956	—
Held-to-maturity securities (Note 4)	47,923	39,862	46,109
Advances (Note 5)	227,609	143,279	121,597
Prepayment fees on terminated advances, net (Note 5)	2,295	2,410	2,151
Mortgage loans held for portfolio (Note 6)	203,916	204,778	204,547
Other	1,259	1,385	1,514
Total interest income	580,437	465,430	428,301

INTEREST EXPENSE:
Deposits (Note 9)	1,009	590	770
Consolidated obligations:
Discount notes (Note 10)	93,052	21,585	9,242
Bonds (Note 10)	228,842	203,283	192,910
Mandatorily redeemable capital stock (Note 13)	79	39	40
Other	271	253	174
Total interest expense	323,253	225,750	203,136

NET INTEREST INCOME	257,184	239,680	225,165
(Reversal) provision for credit losses on mortgage loans (Note 7)	(109)	(1,909)	(1,615)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	257,293	241,589	226,780

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(65)	(281)	(4)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(103)	(545)	(516)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(168)	(826)	(520)
Net gain (loss) on trading securities (Note 4)	(13,709)	(47,991)	(28,699)
Net gain (loss) on sale of held-to-maturity securities (Note 4)	—	390	—
Net gain (loss) on derivatives and hedging activities (Note 8)	(11,627)	(42,843)	(38,230)
Standby bond purchase agreement commitment fees	5,373	5,654	6,278
Letters of credit fees	3,520	3,233	3,069
Other	2,781	2,294	2,252
Total other income (loss)	(13,830)	(80,089)	(55,850)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2016	2015	2014
OTHER EXPENSES:
Compensation and benefits (Note 15)	$38,089	$33,175	$30,282
Other operating (Note 17)	15,739	15,275	13,670
Federal Housing Finance Agency	2,956	2,410	2,468
Office of Finance	2,662	2,672	2,249
Other	4,260	4,230	4,474
Total other expenses	63,706	57,762	53,143

INCOME BEFORE ASSESSMENTS	179,757	103,738	117,787

Affordable Housing Program (Note 11)	17,984	10,378	11,783

NET INCOME	$161,773	$93,360	$106,004

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2016	2015	2014
Net income	$161,773	$93,360	$106,004

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	17,922	(8,577)	—
Total net unrealized gain (loss) on available-for-sale securities	17,922	(8,577)	—

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(62)	(206)	(4)
Reclassification of non-credit portion included in net income	165	751	520
Accretion of non-credit portion	2,006	3,012	3,713
Non-credit portion included in basis of securities sold	—	267	—
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	2,109	3,824	4,229

Defined benefit pension plan:
Net gain (loss)	(698)	1,268	(1,923)
Amortization of net loss	221	415	148
Total defined benefit pension plan	(477)	1,683	(1,775)

Total other comprehensive income (loss)	19,554	(3,070)	2,454

TOTAL COMPREHENSIVE INCOME	$181,327	$90,290	$108,458

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2013	4,300	$430,063	8,222	$822,186	12,522	$1,252,249	$515,589	$51,743	$567,332	$(18,361)	$1,801,220
Comprehensive income							84,803	21,201	106,004	2,454	108,458
Proceeds from issuance of capital stock	14	1,439	7,805	780,551	7,819	781,990					781,990
Repurchase/redemption of capital stock	(6,987)	(698,795)	(135)	(13,459)	(7,122)	(712,254)					(712,254)
Net reclassification of shares to mandatorily redeemable capital stock	(297)	(29,728)	(3,641)	(364,120)	(3,938)	(393,848)					(393,848)
Net transfer of shares between Class A and Class B	5,053	505,294	(5,053)	(505,294)	—	—					—
Dividends on capital stock (Class A - 0.7%, Class B - 5.3%):
Cash payment							(299)		(299)		(299)
Stock issued			459	45,904	459	45,904	(45,904)		(45,904)		—
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Comprehensive income							74,688	18,672	93,360	(3,070)	90,290
Proceeds from issuance of capital stock	19	1,857	12,237	1,223,719	12,256	1,225,576					1,225,576
Repurchase/redemption of capital stock	(4,613)	(461,319)	(115)	(11,574)	(4,728)	(472,893)					(472,893)
Net reclassification of shares to mandatorily redeemable capital stock	(220)	(21,952)	(5,642)	(564,240)	(5,862)	(586,192)					(586,192)
Net transfer of shares between Class A and Class B	4,528	452,824	(4,528)	(452,824)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(296)		(296)		(296)
Stock issued			684	68,415	684	68,415	(68,415)		(68,415)		—
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752
Comprehensive income							129,419	32,354	161,773	19,554	181,327
Proceeds from issuance of capital stock	27	2,698	12,890	1,289,065	12,917	1,291,763					1,291,763
Repurchase/redemption of capital stock	(5,820)	(581,966)	(80)	(8,012)	(5,900)	(589,978)					(589,978)
Net reclassification of shares to mandatorily redeemable capital stock	(630)	(63,021)	(6,991)	(699,104)	(7,621)	(762,125)					(762,125)
Net transfer of shares between Class A and Class B	6,247	624,749	(6,247)	(624,749)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(291)		(291)		(291)
Stock issued			780	78,068	780	78,068	(78,068)		(78,068)		—
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,773	$93,360	$106,004
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(5,771)	(13,982)	(16,681)
Concessions on consolidated obligations	13,066	6,277	5,336
Premiums and discounts on investments, net	2,175	704	(1)
Premiums, discounts and commitment fees on advances, net	(7,330)	(9,880)	(13,252)
Premiums, discounts and deferred loan costs on mortgage loans, net	21,177	19,237	15,129
Fair value adjustments on hedged assets or liabilities	6,195	10,300	13,256
Premises, software and equipment	2,031	2,193	1,908
Other	221	415	148
(Reversal) provision for credit losses on mortgage loans	(109)	(1,909)	(1,615)
Non-cash interest on mandatorily redeemable capital stock	74	34	38
Net realized (gain) loss on sale of held-to-maturity securities	—	(390)	—
Net other-than-temporary impairment losses on held-to-maturity securities	168	826	520
Net realized (gain) loss on sale of premises and equipment	(47)	(17)	6
Other adjustments	(490)	(143)	(70)
Net (gain) loss on trading securities	13,709	47,991	28,699
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	26,021	54,710	55,779
(Increase) decrease in accrued interest receivable	10,863	(8,344)	1,664
Change in net accrued interest included in derivative assets	(8,207)	10,982	3,993
(Increase) decrease in other assets	(2,956)	1,048	1,989
Increase (decrease) in accrued interest payable	(2,469)	(5,962)	(4,204)
Change in net accrued interest included in derivative liabilities	(4,641)	(4,306)	(3,170)
Increase (decrease) in Affordable Housing Program liability	5,231	(2,852)	(4,401)
Increase (decrease) in other liabilities	1,032	426	(862)
Total adjustments	69,943	107,358	84,209
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	231,716	200,718	190,213

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(202,323)	$(80,744)	$35,581
Net (increase) decrease in securities purchased under resale agreements	1,545,000	(2,720,000)	(1,225,000)
Net (increase) decrease in Federal funds sold	(725,000)	75,000	(1,500,000)
Net (increase) decrease in short-term trading securities	—	(10)	260,000
Proceeds from maturities of and principal repayments on long-term trading securities	671,532	321,621	954,029
Purchases of long-term trading securities	(893,423)	(1,202,159)	—
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	3,355	162	—
Purchases of long-term available-for-sale securities	(618,072)	(505,049)	—
Proceeds from sale of held-to-maturity securities	—	4,106	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	895,729	1,234,879	983,421
Purchases of long-term held-to-maturity securities	(595,553)	(1,222,058)	(340,977)
Principal collected on advances	157,420,556	93,175,453	63,677,664
Advances made	(157,903,955)	(98,504,544)	(64,624,457)
Principal collected on mortgage loans	1,122,764	1,004,008	774,013
Purchases of mortgage loans	(1,398,936)	(1,187,231)	(1,070,975)
Proceeds from sale of foreclosed assets	4,510	5,577	4,791
Principal collected on other loans made	2,373	2,232	2,113
Net (increase) decrease in loans to other FHLBanks	(600,000)	—	—
Proceeds from sale of premises, software and equipment	1	—	2
Purchases of premises, software and equipment	(9,418)	(1,058)	(1,209)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,280,860)	(9,599,815)	(2,071,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(160,953)	156,178	(364,366)
Net proceeds from issuance of consolidated obligations:
Discount notes	533,157,539	309,022,332	53,852,808
Bonds	17,337,645	14,135,837	10,282,272
Payments for maturing and retired consolidated obligations:
Discount notes	(533,202,600)	(301,432,848)	(50,524,180)
Bonds	(16,457,890)	(14,467,800)	(10,154,700)
Proceeds from financing derivatives	16,784	14,119	—
Net interest payments received (paid) for financing derivatives	(56,023)	(56,075)	(54,646)
Proceeds from issuance of capital stock	1,291,763	1,225,576	781,990
Payments for repurchase/redemption of capital stock	(589,978)	(472,893)	(712,254)
Payments for repurchase of mandatorily redeemable capital stock	(762,268)	(587,674)	(394,463)
Cash dividends paid	(291)	(296)	(299)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	573,728	7,536,456	2,712,162
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(475,416)	(1,862,641)	831,371
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	682,670	2,545,311	1,713,940
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,254	$682,670	$2,545,311

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2016	2015	2014
Supplemental disclosures:
Interest paid	$311,851	$223,684	$206,876
Affordable Housing Program payments	$13,189	$13,413	$16,429
Net transfers of mortgage loans to other assets	$1,955	$4,267	$4,391

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2016, 2015 and 2014

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. The FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories, insurance companies and community development financial institutions engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to apply for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and therefore are not permitted or required to hold capital stock.

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

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Federal Home Loan Bank Act of 1932, as amended (Bank Act), and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings and capital stock issued to members. The FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. "Mortgage Partnership Finance" and "MPF" are registered trademarks of the FHLBank of Chicago. In addition, the FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement services.

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

Trading: Securities classified as trading are either: (1) held for liquidity purposes; (2) swapped and classified as trading to provide a fair value offset to the gains (losses) on the interest rate swaps tied to the securities; or (3) acquired as asset/liability management tools and carried at fair value. The FHLBank records changes in the fair value of these securities through other income (loss) as net gains (losses) on trading securities. Finance Agency regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

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

Certain changes in circumstances may cause the FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future, including: (1) evidence of a significant deterioration in the issuer’s creditworthiness; (2) a change in statutory or regulatory requirements significantly modifying either what constitutes a permissible investment or the maximum level of investments in certain kinds of investments, thereby causing the FHLBank to dispose of a held-to-maturity investment; (3) a significant increase by a regulator in the FHLBank’s capital requirements that causes the FHLBank to downsize by selling held-to-maturity investments; or (4) a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. The FHLBank considers the following situations to be maturities for purposes of assessing ability and intent to hold to maturity: (1) the sale of the security is near enough to maturity (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or (2) the sale of a security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition either due to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

Credit Enhancement Fees: The credit enhancement (CE) obligation is an obligation on the part of the PFI that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE obligation is determined at the time of purchase so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in either a double-A or triple-B rated MBS. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

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

Classes of Financing Receivables: Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The FHLBank has determined that no further disaggregation of portfolio segments identified previously is needed as the credit risk arising from these financing receivables is assessed and measured at the portfolio segment level.

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

Troubled Debt Restructuring: The FHLBank considers a troubled debt restructuring to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in certain cases where supplemental mortgage insurance (SMI) policies are held or where all contractual amounts due are still expected to be collected as a result of certain credit enhancements or government guarantees.

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

Real Estate Owned: Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The FHLBank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent gains, losses and carrying costs are included in other expense in the Statements of Income. REO is recorded in other assets on the Statements of Condition.

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

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings (fair value hedges) or OCI (cash flow hedges). Two approaches to hedge accounting include:

▪
Long haul hedge accounting - The application of long haul hedge accounting generally requires the FHLBank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items attributable to the hedged risk or forecasted transactions and whether those derivatives may be expected to remain effective in future periods; and

▪
Shortcut hedge accounting - Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability. The FHLBank discontinued using shortcut hedge accounting for all derivative transactions entered into on or after July 1, 2008.

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

Premises, Software and Equipment: The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 20 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2016 and 2015, the accumulated depreciation and amortization related to premises, software and equipment was $30,175,000 and $29,155,000, respectively. Depreciation and amortization expense was $2,031,000, $2,193,000 and $1,908,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Gains and losses on disposals are included in other income (loss).

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over five years for purchased and developed software. As of December 31, 2016 and 2015, the FHLBank had $4,433,000 and $1,701,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $834,000, $1,064,000 and $709,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Consolidated Obligations: Consolidated obligations are recorded at amortized cost.

Discounts and Premiums:  Consolidated obligation discounts are accreted and premiums are amortized to interest expense using the level-yield method over the contractual maturities of the corresponding debt.

Concessions: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using the level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to the FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of the FHLBank. The FHLBank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The amortization of those concessions is included in consolidated obligation interest expense.

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

Restricted Retained Earnings: The FHLBank allocates 20 percent of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least 1 percent of its average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

The guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an OTTI charge had been recognized before the effective date. The FHLBank is currently evaluating this guidance and has begun its implementation efforts by identifying key interpretive issues that will eventually determine the magnitude of the impact on the FHLBank's financial condition, results of operations and cash flows.

Contingent Put and Call Options in Debt Instruments. In March 2016, FASB issued amendments to resolve current diversity in practice by clarifying the steps required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. The amendments became effective for annual periods, and interim periods within those annual periods, beginning on January 1, 2017. The adoption of this guidance had no effect on the FHLBank's financial condition, results of operations or cash flows.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. In March 2016, FASB issued amendments to clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under GAAP does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The amendments were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The FHLBank elected to early adopt the guidance prospectively on January 1, 2016. The adoption of this guidance had no effect on the FHLBank’s financial condition, results of operations or cash flows.

Leases. In February 2016, FASB issued amendments to lease accounting guidance. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank. The FHLBank has a limited number of lease agreements and is currently evaluating this guidance to determine the impact, if any, on the FHLBank's financial condition, results of operations or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, FASB issued amendments to improve the recognition, measurement, presentation and disclosure of financial instruments through changes to existing GAAP. The provisions impacting the FHLBank include the elimination of the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost, the requirement to use the notion of exit price when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of asset (i.e., securities or loans and receivables) on the statement of financial condition or in the notes to financial statements. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank. The FHLBank is currently evaluating these amendments to determine the impact, if any, on the FHLBank's financial condition, results of operations or cash flows; however, this guidance will impact disclosures related to the fair value of financial instruments.

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

Simplifying the Presentation of Debt Issuance Costs. In April 2015, FASB issued guidance that requires a reclassification of debt issuance costs related to a recognized debt liability from other assets to a reduction of the carrying amount of the liability consistent with the presentation of debt discounts. The recognition and measurement guidance for debt issuance costs did not change as a result of this amendment. The amendments were effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, which was January 1, 2016 for the FHLBank. The period-specific effects as a result of applying this guidance were required to be adjusted retrospectively to each individual period presented on the statement of condition. The adoption of this amendment did not have a material impact on the FHLBank's financial condition, results of operations or cash flows.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. In August 2014, the FASB issued guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. This guidance requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year after the date the financial statements are issued or within one year after the financial statements are available to be issued, when applicable. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations for the assessed period. This guidance became effective for the annual period ending December 31, 2016 and for the annual and interim periods thereafter. The adoption of this guidance did not affect the disclosures to the FHLBank's financial statements.

Revenue Recognition. In May 2014, FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, FASB voted to defer the effective date of the new standard by one year. In addition, in March 2016, FASB issued amendments to clarify the implementation guidance on principal versus agent considerations, in particular, relating to how an entity should determine whether the entity is a principal or an agent for each specified good or service promised to the customer and the nature of each specified good or service. The amendments do not change the core principle in the new revenue standard. The standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the FHLBank does not expect the new guidance to have a material impact on its financial condition, results of operations or cash flows.

NOTE 3 - CASH AND DUE FROM BANKS

Cash and due from banks represents non-interest bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes pass-through reserves deposited with the FRB of $1,726,000 and $2,322,000 as of December 31, 2016 and 2015, respectively.

NOTE 4 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of December 31, 2016 and 2015 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2016	12/31/2015
Non-mortgage-backed securities:
GSE obligations[1]	$1,563,351	$1,338,639
Non-mortgage-backed securities	1,563,351	1,338,639
Mortgage-backed securities:
U.S. obligation MBS[2]	690	801
GSE MBS[3]	938,747	955,166
Mortgage-backed securities	939,437	955,967
TOTAL	$2,502,788	$2,294,606

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the years ended December 31, 2016, 2015, and 2014 are shown in Table 4.2 (in thousands):

Table 4.2

	2016	2015	2014
Net gains (losses) on trading securities held as of December 31, 2016	$(2,441)	$(17,616)	$587
Net gains (losses) on trading securities sold or matured prior to December 31, 2016	(11,268)	(30,375)	(29,286)
NET GAIN (LOSS) ON TRADING SECURITIES	$(13,709)	$(47,991)	$(28,699)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2016 are summarized in Table 4.3 (in thousands):

Table 4.3

	12/31/2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,082,376	$9,396	$(51)	$1,091,721
TOTAL	$1,082,376	$9,396	$(51)	$1,091,721

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2015 are summarized in Table 4.4 (in thousands):

Table 4.4

	12/31/2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$503,640	$—	$(8,577)	$495,063
TOTAL	$503,640	$—	$(8,577)	$495,063

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 4.5 summarizes the available-for-sale securities with unrealized losses as of December 31, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.5

	12/31/2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$—	$—	$33,509	$(51)	$33,509	$(51)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$—	$—	$33,509	$(51)	$33,509	$(51)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 4.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2015 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.6

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2016 are summarized in Table 4.7 (in thousands):

Table 4.7

	12/31/2016
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$105,780	$—	$105,780	$98	$(5,707)	$100,171
Non-mortgage-backed securities	105,780	—	105,780	98	(5,707)	100,171
Mortgage-backed securities:
U.S. obligation MBS[1]	36,331	—	36,331	—	(201)	36,130
GSE MBS[2]	4,250,547	—	4,250,547	12,044	(22,071)	4,240,520
Private-label residential MBS	115,407	(5,841)	109,566	4,869	(4,004)	110,431
Mortgage-backed securities	4,402,285	(5,841)	4,396,444	16,913	(26,276)	4,387,081
TOTAL	$4,508,065	$(5,841)	$4,502,224	$17,011	$(31,983)	$4,487,252

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2015 are summarized in Table 4.8 (in thousands):

Table 4.8

	12/31/2015
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$111,655	$—	$111,655	$138	$(5,164)	$106,629
Non-mortgage-backed securities	111,655	—	111,655	138	(5,164)	106,629
Mortgage-backed securities:
U.S obligation MBS[1]	47,234	—	47,234	66	(23)	47,277
GSE MBS[2]	4,452,533	—	4,452,533	19,740	(21,639)	4,450,634
Private-label residential MBS	167,345	(7,950)	159,395	6,665	(5,505)	160,555
Mortgage-backed securities	4,667,112	(7,950)	4,659,162	26,471	(27,167)	4,658,466
TOTAL	$4,778,767	$(7,950)	$4,770,817	$26,609	$(32,331)	$4,765,095

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.9 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.9

	12/31/2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$34,348	$(5,707)	$34,348	$(5,707)
Non-mortgage-backed securities	—	—	34,348	(5,707)	34,348	(5,707)
Mortgage-backed securities:
U.S. obligation MBS[2]	—	—	35,998	(201)	35,998	(201)
GSE MBS[3]	1,097,379	(2,612)	2,025,394	(19,459)	3,122,773	(22,071)
Private-label residential MBS	1,903	(3)	85,984	(6,263)	87,887	(6,266)
Mortgage-backed securities	1,099,282	(2,615)	2,147,376	(25,923)	3,246,658	(28,538)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,099,282	$(2,615)	$2,181,724	$(31,630)	$3,281,006	$(34,245)

[1]
Total unrealized losses in Table 4.9 will not agree to total gross unrecognized losses in Table 4.7. Total unrealized losses in Table 4.9 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.10 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2015 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.10

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

[1]
Total unrealized losses in Table 4.10 will not agree to total gross unrecognized losses in Table 4.8. Total unrealized losses in Table 4.10 include non-credit-related OTTI recognized in AOCI and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2016 and 2015 are shown in Table 4.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.11

	12/31/2016			12/31/2015
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	2,710	2,710	2,710	3,260	3,260	3,260
Due after five years through 10 years	10,055	10,055	10,048	12,375	12,375	12,356
Due after 10 years	93,015	93,015	87,413	96,020	96,020	91,013
Non-mortgage-backed securities	105,780	105,780	100,171	111,655	111,655	106,629
Mortgage-backed securities	4,402,285	4,396,444	4,387,081	4,667,112	4,659,162	4,658,466
TOTAL	$4,508,065	$4,502,224	$4,487,252	$4,778,767	$4,770,817	$4,765,095

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the year ended December 31, 2015 and are included in other income (loss). All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 4.12 presents details of the sales (in thousands). No held-to-maturity securities were sold during the years ended December 31, 2016 and 2014.

Table 4.12

2015
Proceeds from sale of held-to-maturity securities	$4,106
Carrying value of held-to-maturity securities sold	(3,716)
NET REALIZED GAINS (LOSSES)	$390

Other-than-temporary Impairment: For the 20 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of December 31, 2016 are presented in Table 4.13 (in thousands):

Table 4.13

	12/31/2016
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$10,660	$9,677	$9,026	$9,834
Alt-A	27,800	24,767	19,577	23,455
TOTAL	$38,460	$34,444	$28,603	$33,289

Table 4.14 presents a roll-forward of OTTI activity for the years ended December 31, 2016, 2015, and 2014 related to credit losses recognized in earnings (in thousands):

Table 4.14

	2016	2015	2014
Balance, beginning of period	$7,785	$9,406	$9,917
Additional charge on securities for which OTTI was not previously recognized	1	1	—
Additional charge on securities for which OTTI was previously recognized[1]	167	825	520
Realized principal losses on securities matured or sold during the period	—	(1,684)	—
Amortization of credit component of OTTI[2]	(451)	(763)	(1,031)
Balance, end of period	$7,502	$7,785	$9,406

[1]	For the years ended December 31, 2016, 2015 and 2014, securities previously impaired represent all securities that were impaired prior to January 1, 2016, 2015 and 2014, respectively.

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

As of December 31, 2016, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2016 and 2015, the FHLBank had advances outstanding at interest rates ranging from 0.46 percent to 7.41 percent and 0.22 percent to 7.41 percent, respectively. Table 5.1 presents advances summarized by year of contractual maturity as of December 31, 2016 and 2015 (dollar amounts in thousands):

Table 5.1

	12/31/2016		12/31/2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,601,183	1.03%	$11,230,853	0.65%
Due after one year through two years	2,019,260	1.96	2,465,866	2.49
Due after two years through three years	1,073,881	1.47	1,816,690	2.02
Due after three years through four years	781,339	1.96	970,726	1.43
Due after four years through five years	848,112	2.15	803,465	1.84
Thereafter	6,636,740	1.19	6,186,074	1.17
Total par value	23,960,515	1.24%	23,473,674	1.16%
Discounts	(13,977)		(17,866)
Hedging adjustments	39,297		124,563
TOTAL	$23,985,835		$23,580,371

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of December 31, 2016 and 2015 include callable advances totaling $6,336,280,000 and $6,326,747,000, respectively. Of these callable advances, there were $6,260,837,000 and $6,213,293,000 of variable rate advances as of December 31, 2016 and 2015, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank purchases put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of December 31, 2016 and 2015, the FHLBank had convertible advances outstanding totaling $1,147,392,000 and $1,472,842,000, respectively.

Table 5.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2016 and 2015 (in thousands):

Table 5.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2016	12/31/2015	12/31/2016	12/31/2015
Due in one year or less	$18,411,727	$16,894,032	$12,897,983	$12,454,894
Due after one year through two years	1,752,403	2,037,166	1,800,460	1,573,624
Due after two years through three years	750,126	1,464,854	1,168,381	1,577,890
Due after three years through four years	666,059	630,463	808,139	1,033,226
Due after four years through five years	755,753	622,489	945,462	830,265
Thereafter	1,624,447	1,824,670	6,340,090	6,003,775
TOTAL PAR VALUE	$23,960,515	$23,473,674	$23,960,515	$23,473,674

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2016 and 2015 (in thousands):

Table 5.3

	12/31/2016	12/31/2015
Fixed rate:
Due in one year or less	$2,400,382	$2,012,929
Due after one year	5,589,805	6,612,853
Total fixed rate	7,990,187	8,625,782
Variable rate:
Due in one year or less	10,200,801	9,217,924
Due after one year	5,769,527	5,629,968
Total variable rate	15,970,328	14,847,892
TOTAL PAR VALUE	$23,960,515	$23,473,674

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks and thrifts. As of December 31, 2016 and 2015, the FHLBank had outstanding advances of $9,140,000,000 and $11,054,000,000, respectively, to two and three members, respectively, that individually held 10 percent or more of the FHLBank’s advances, which represents 38.1 percent and 47.1 percent, respectively, of total outstanding advances. Two of the members were the same each year.

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

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2016 and 2015 on mortgage loans held for portfolio (in thousands):

Table 6.1

	12/31/2016	12/31/2015
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,353,938	$1,456,406
Fixed rate, long-term, single-family mortgages	5,182,103	4,830,091
Total unpaid principal balance	6,536,041	6,286,497
Premiums	103,665	100,502
Discounts	(2,276)	(2,440)
Deferred loan costs, net	387	596
Other deferred fees	(85)	(118)
Hedging adjustments	4,667	7,643
Total before Allowance for Credit Losses on Mortgage Loans	6,642,399	6,392,680
Allowance for Credit Losses on Mortgage Loans	(1,674)	(1,972)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,640,725	$6,390,708

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 6.2 presents information as of December 31, 2016 and 2015 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2016	12/31/2015
Conventional loans	$5,899,924	$5,663,709
Government-guaranteed or insured loans	636,117	622,788
TOTAL UNPAID PRINCIPAL BALANCE	$6,536,041	$6,286,497

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

Credit products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each member, includes an ongoing review of each member’s financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing members’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with Federal statutes and Finance Agency regulations. Specifically, the FHLBank complies with the Bank Act, which requires the FHLBank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, small farm loans, small agri-business loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon member credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the member. The FHLBank can also require additional or substitute collateral to protect its security interest. FHLBank management believes that these policies are effectively applied to manage the FHLBank’s credit risk from credit products.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2016 and 2015, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit. The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products.

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

The FHLBank’s management of credit risk in the MPF Program involves several layers of loss protection that are defined in agreements among the FHLBank and its PFIs. The availability of loss protection may differ slightly among MPF products. The FHLBank’s loss protection consists of the following loss layers, in order of priority:

▪	Homeowner Equity.

▪	Private Mortgage Insurance (PMI). PMI is required on all conventional loans with homeowner equity of less than 20 percent of the original purchase price or appraised value.

▪
First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the FHLBank’s potential loss exposure under each master commitment prior to the PFI’s CE obligation. If the FHLBank experiences losses in a master commitment, these losses will be: (1) absorbed by the FHLBank's FLA; and (2) recovered through the withholding of future performance-based CE fees from the PFI, if applicable.

▪
CE Obligation. PFIs have a CE obligation to absorb losses in excess of the FLA in order to limit the FHLBank’s loss exposure to that of an investor in an MBS that is rated the equivalent of triple-B by an NRSRO (effective December 2016). For master commitments with loans funded prior to December 2016, the CE obligation makes the risk equivalent to a double-A rated asset, unless the PFI has requested a realignment of the CE obligation. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase SMI from mortgage insurers, as applicable. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses.

The FHLBank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to PFIs for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Table 7.1

	2016	2015	2014
CE fees paid to PFIs	$5,421	$5,251	$5,010
Performance-based CE fees recovered from PFIs	(168)	(128)	(123)
NET CE FEES PAID	$5,253	$5,123	$4,887

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

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default and there is not sufficient CE obligation from a PFI to offset all losses under the master commitment. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for these loans on an individual loan basis. The FHLBank estimates the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation models. The incurred loss of an individually evaluated mortgage loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral, less estimated selling costs, and may include expected proceeds from PMI and other applicable credit enhancements.

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

Term Federal Funds Sold: These investments are all short-term unsecured loans conducted with investment-grade counterparties and we only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding as of December 31, 2016 and 2015, and any such investments acquired during the periods ended December 31, 2016 and 2015 were repaid according to their contractual terms.

Term Securities Purchased Under Agreements to Resell: These investments are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding as of December 31, 2016 and 2015, and any such investments acquired during the periods ended December 31, 2016 and 2015 were repaid according to their contractual terms.

Roll-forward of Allowance for Credit Losses: Table 7.2 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2016 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2016 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 7.2

	12/31/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$1,972	$—	$—	$—	$1,972
Net (charge-offs) recoveries	(189)	—	—	—	(189)
(Reversal) provision for credit losses	(109)	—	—	—	(109)
Balance, end of period	$1,674	$—	$—	$—	$1,674

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,674	—	—	—	1,674

Recorded investment, end of period:
Individually evaluated for impairment	$11,834	$—	$24,009,010	$17,385	$24,038,229
Collectively evaluated for impairment	6,010,941	651,344	—	—	6,662,285
Total	$6,022,775	$651,344	$24,009,010	$17,385	$30,700,514

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 7.3 presents a roll-forward of the allowance for credit losses for the year ended December 31, 2015 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2015 (in thousands):

Table 7.3

	12/31/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of period	$4,550	$—	$—	$—	$4,550
Net (charge-offs) recoveries	(669)	—	—	—	(669)
(Reversal) provision for credit losses	(1,909)	—	—	—	(1,909)
Balance, end of period	$1,972	$—	$—	$—	$1,972

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,972	—	—	—	1,972

Recorded investment, end of period:
Individually evaluated for impairment	$11,456	$—	$23,603,691	$19,771	$23,634,918
Collectively evaluated for impairment	5,773,396	639,084	—	—	6,412,480
Total	$5,784,852	$639,084	$23,603,691	$19,771	$30,047,398

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses.

Table 7.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2016 (dollar amounts in thousands):

Table 7.4

	12/31/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$40,290	$16,920	$—	$—	$57,210
Past due 60-89 days delinquent	7,982	6,383	—	—	14,365
Past due 90 days or more delinquent	11,970	5,185	—	—	17,155
Total past due	60,242	28,488	—	—	88,730
Total current loans	5,962,533	622,856	24,009,010	17,385	30,611,784
Total recorded investment	$6,022,775	$651,344	$24,009,010	$17,385	$30,700,514

Other delinquency statistics:
In process of foreclosure, included above[2]	$4,408	$1,748	$—	$—	$6,156
Serious delinquency rate[3]	0.2%	0.8%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$5,185	$—	$—	$5,185
Loans on non-accrual status[4]	$15,002	$—	$—	$—	$15,002

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

[2]
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

[3]	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.

[4]
Loans on non-accrual status include $1,327,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.5 summarizes the key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2015 (dollar amounts in thousands):

Table 7.5

	12/31/2015
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$39,016	$19,426	$—	$—	$58,442
Past due 60-89 days delinquent	7,093	4,696	—	—	11,789
Past due 90 days or more delinquent	12,475	8,021	—	—	20,496
Total past due	58,584	32,143	—	—	90,727
Total current loans	5,726,268	606,941	23,603,691	19,771	29,956,671
Total recorded investment	$5,784,852	$639,084	$23,603,691	$19,771	$30,047,398

Other delinquency statistics:
In process of foreclosure, included above[2]	$3,661	$2,947	$—	$—	$6,608
Serious delinquency rate[3]	0.2%	1.3%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$8,021	$—	$—	$8,021
Loans on non-accrual status[4]	$15,976	$—	$—	$—	$15,976

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

[2]
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

[3]	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total recorded investment for the portfolio class.

[4]
Loans on non-accrual status include $1,320,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Individually Evaluated Impaired Loans: Table 7.6 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of December 31, 2016 and 2015 (in thousands):

Table 7.6

	12/31/2016			12/31/2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$11,834	$11,776	$—	$11,456	$11,417	$—
With an allowance	—	—	—	—	—	—
TOTAL	$11,834	$11,776	$—	$11,456	$11,417	$—

Table 7.7 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the years ended December 31, 2016 and 2015 (in thousands):

Table 7.7

	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$11,746	$287	$13,399	$356
With an allowance	—	—	91	—
TOTAL	$11,746	$287	$13,490	$356

The FHLBank had $2,608,000 and $3,922,000 classified as REO recorded in other assets as of December 31, 2016 and 2015, respectively.

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

Consistent with Finance Agency regulation, the FHLBank enters into derivatives only to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; (2) achieve risk management objectives; and (3) act as an intermediary between its members and counterparties. Finance Agency regulation and the FHLBank’s RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the FHLBank’s financial and risk management strategy.

The FHLBank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which the FHLBank uses derivatives are to:

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

Derivative instruments are designated by the FHLBank as:

▪	A qualifying fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;

▪
A non-qualifying economic hedge to manage certain defined risks in the statement of condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities; (2) offset prepayment risks in certain assets; (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted; or (4) to reduce exposure to reset risk; or

▪
A non-qualifying intermediary hedge to meet the asset/liability management needs of its members. The FHLBank acts as an intermediary by entering into derivatives with its members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank.

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

Types of Derivatives: The FHLBank primarily uses the following derivative instruments:

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

Interest Rate Caps and Floors - In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. The FHLBank purchases interest rate caps and floors to hedge option risk on variable rate MBS held in the FHLBank’s trading and held-to-maturity portfolios and to hedge embedded caps or floors in the FHLBank’s advances.

Types of Hedged Items: The FHLBank may have the following types of hedged items:

Investments - The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with interest rate caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with trading and held-to-maturity securities are designated as economic hedges, and the FHLBank's derivatives associated with available-for-sale securities are designated and qualify as fair value hedges.

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

Mortgage Loans - The FHLBank invests in fixed rate mortgage loans through the MPF Program. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated future cash flows, which usually occur as a result of interest rate changes. The FHLBank may manage the interest rate and prepayment risk associated with mortgage loans through a combination of debt issuance and derivatives. The FHLBank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The FHLBank may use derivatives in conjunction with debt issuance to better match the expected prepayment characteristics of its mortgage loan portfolio.

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

Consolidated Obligations - The FHLBank may enter into derivatives to hedge the interest rate risk associated with its debt issuances. The FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, the FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which the FHLBank received a fixed cash flow designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligation. In this type of transaction, the FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). These transactions are designated as fair value hedges. The FHLBank may issue variable rate consolidated obligations indexed to the Federal funds effective rate, LIBOR or other rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and is market-to-market through earnings.

This strategy of issuing consolidated obligations while simultaneously entering into derivatives is intended to enable the FHLBank to offer a wider range of attractively priced advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of this debt depends on yield relationships between the consolidated obligations and the derivative markets. If conditions change, the FHLBank may alter consolidated obligations that it issues.

Firm Commitments - Commitments that obligate the FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives. Accordingly, each mortgage loan purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. The basis movement associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time the commitment is terminated and the advance or bond is issued. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2016, 2015, and 2014.

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

Financial Statement Impact and Additional Financial Information: Derivative instruments are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid at acquisition are accounted for as the basis of the derivative at inception of the hedge. The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects the FHLBank’s involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of the FHLBank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the clearing agents, counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

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

Table 8.1 represents outstanding notional amounts and fair values (includes net accrued interest receivable or payable on the derivatives) of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2016 and 2015 (in thousands):

Table 8.1

	12/31/2016			12/31/2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,896,110	$70,683	$65,471	$10,338,768	$59,828	$136,261
Interest rate caps/floors	—	—	—	60,000	—	94
Total derivatives designated as hedging relationships	7,896,110	70,683	65,471	10,398,768	59,828	136,355
Derivatives not designated as hedging instruments:
Interest rate swaps	2,022,630	649	40,824	3,158,851	589	78,238
Interest rate caps/floors	2,765,200	4,859	—	2,930,800	5,798	9
Mortgage delivery commitments	90,013	214	372	66,045	71	64
Total derivatives not designated as hedging instruments	4,877,843	5,722	41,196	6,155,696	6,458	78,311
TOTAL	$12,773,953	76,405	106,667	$16,554,464	66,286	214,666
Netting adjustments and cash collateral[1]		(15,505)	(99,496)		(14,695)	(183,174)
DERIVATIVE ASSETS AND LIABILITIES		$60,900	$7,171		$51,591	$31,492

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions and also cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $105,481,000 and $190,483,000 as of December 31, 2016 and 2015, respectively. Cash collateral received was $21,490,000 and $22,004,000 as of December 31, 2016 and 2015, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2016, 2015, and 2014, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 8.2 (in thousands):

Table 8.2

	2016	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$5,727	$(2,878)	$(2,437)
Total net gain (loss) related to fair value hedge ineffectiveness	5,727	(2,878)	(2,437)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	23,631	10,797	31,910
Interest rate caps/floors	(956)	(4,159)	(32,767)
Net interest settlements	(39,077)	(47,670)	(39,208)
Mortgage delivery commitments	(952)	1,067	4,272
Total net gain (loss) related to derivatives not designated as hedging instruments	(17,354)	(39,965)	(35,793)
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(11,627)	$(42,843)	$(38,230)

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2016, 2015, and 2014, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 8.3 (in thousands):

Table 8.3

	2016
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$82,222	$(75,364)	$6,858	$(91,660)
Investments	33,459	(33,799)	(340)	(11,878)
Consolidated obligation bonds	(24,668)	24,147	(521)	31,559
Consolidated obligation discount notes	84	(354)	(270)	(67)
TOTAL	$91,097	$(85,370)	$5,727	$(72,046)

	2015
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$47,544	$(48,323)	$(779)	$(125,346)
Investments	1,750	(1,114)	636	(1,657)
Consolidated obligation bonds	(2,829)	(212)	(3,041)	69,213
Consolidated obligation discount notes	(100)	406	306	215
TOTAL	$46,365	$(49,243)	$(2,878)	$(57,575)

	2014
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$64,026	$(63,486)	$540	$(142,622)
Consolidated obligation bonds	47,322	(50,299)	(2,977)	90,076
TOTAL	$111,348	$(113,785)	$(2,437)	$(52,546)

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

Uncleared derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $21,112,000 and $24,670,000 as of December 31, 2016 and 2015, respectively. The counterparty was the same for both periods.

Certain of the FHLBank’s uncleared derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by an NRSRO, the FHLBank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of December 31, 2016 and 2015 was $4,779,000 and $36,302,000, respectively, for which the FHLBank has posted collateral with a fair value of $0 and $6,622,000, respectively, in the normal course of business. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would have been required to deliver an additional $0 and $17,500,000 of collateral to its uncleared derivative counterparties as of December 31, 2016 and 2015, respectively.

Cleared derivatives. For cleared derivatives, the Clearinghouse is the FHLBank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies the FHLBank. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral for changes in the value of cleared derivatives is posted daily through a clearing agent.

The FHLBank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions would likely be upheld under applicable law upon an event of default including a bankruptcy, insolvency or similar proceeding involving the Clearinghouse or the FHLBank’s clearing agent, or both. Based on this analysis, the FHLBank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse. The Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2016 and 2015.

The FHLBank’s net exposure on derivative agreements is presented in Note 12.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2016 and 2015 (in thousands):

Table 9.1

	12/31/2016	12/31/2015
Interest-bearing:
Demand	$269,341	$235,547
Overnight	278,200	462,500
Term	—	18,400
Total interest-bearing	547,541	716,447
Non-interest-bearing:
Demand	51,390	42,919
Total non-interest-bearing	51,390	42,919
TOTAL DEPOSITS	$598,931	$759,366

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rate paid on interest-bearing deposits was 0.17 percent for the year ended December 31, 2016, and 0.09 percent each of the years ended December 31, 2015 and 2014.

The aggregate amount of term deposits with a denomination of $250,000 or more was $0 and $18,400,000 as of December 31, 2016 and 2015, respectively.

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

The Finance Agency and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt through the Office of Finance. The FHLBanks can, however, pass on any scheduled calendar slot and not issue any global bullet consolidated obligation bonds upon agreement of 8 of the 11 FHLBanks. Consolidated obligation bonds may be issued to raise short-, intermediate-, and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits as to maturities. Consolidated obligation discount notes, which are issued to raise short-term funds, are generally issued at less than their face amounts and redeemed at par when they mature.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $989,311,064,000 and $905,201,752,000 as of December 31, 2016 and 2015, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. Finance Agency regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2016 and 2015 (dollar amounts in thousands):

Table 10.1

	12/31/2016		12/31/2015
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,001,615	0.92%	$9,276,390	0.58%
Due after one year through two years	2,460,440	1.46	2,317,615	1.71
Due after two years through three years	1,190,750	1.51	1,760,440	1.71
Due after three years through four years	739,600	1.56	823,250	1.72
Due after four years through five years	1,215,600	1.60	1,008,600	1.59
Thereafter	4,088,400	2.39	4,637,500	2.60
Total par value	20,696,405	1.37%	19,823,795	1.39%
Premiums	26,812		19,895
Discounts	(2,342)		(3,483)
Concession fees[1]	(9,441)		(9,221)
Hedging adjustments	10,901		35,048
TOTAL	$20,722,335		$19,866,034

[1]	December 31, 2015 balances were modified for the change in accounting principle related to the reclassification of concessions on consolidated obligations.

The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2016 and 2015 includes callable bonds totaling $6,097,000,000 and $6,758,500,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2016 and 2015 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2016	12/31/2015
Due in one year or less	$16,581,615	$15,594,890
Due after one year through two years	2,275,440	2,364,615
Due after two years through three years	694,750	990,440
Due after three years through four years	389,600	215,250
Due after four years through five years	190,600	138,600
Thereafter	564,400	520,000
TOTAL PAR VALUE	$20,696,405	$19,823,795

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

▪
Range bonds that have coupon rates at fixed or variable rates and pay the fixed or variable rate as long as the index rate is within the established range, but generally pay zero percent or a minimal interest rate if the specified index rate is outside the established range;

▪
Conversion bonds that have coupon rates that convert from fixed to variable, or variable to fixed, rates or from one index to another, on predetermined dates according to the terms of the bond offerings; and

▪
Step bonds that have coupon rates at fixed or variable rates for specified intervals over the lives of the bonds. At the end of each specified interval, the coupon rate or variable rate spread increases (decreases) or steps up (steps down). These bond issues generally contain call provisions enabling the bonds to be called at the FHLBank’s discretion on the step dates.

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2016 and 2015 (in thousands):

Table 10.3

	12/31/2016	12/31/2015
Fixed rate	$10,164,405	$12,068,795
Simple variable rate	9,537,000	6,400,000
Fixed to variable rate	545,000	370,000
Step	420,000	895,000
Range	30,000	90,000
TOTAL PAR VALUE	$20,696,405	$19,823,795

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

Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 10.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2016	$21,775,341	$21,784,924	0.47%

December 31, 2015	$21,813,446	$21,821,045	0.27%

[1]	Represents yield to maturity excluding concession fees.

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

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its AHP contributions. The FHLBank has never applied to the Finance Agency for a temporary suspension of its AHP contributions.

Table 11.1 details the change in the AHP liability for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Table 11.1

	2016	2015	2014
Appropriated and reserved AHP funds as of the beginning of the period	$28,011	$30,863	$35,264
AHP set aside based on current year income	17,984	10,378	11,783
Direct grants disbursed	(13,189)	(13,413)	(16,429)
Recaptured funds[1]	436	183	245
Appropriated and reserved AHP funds as of the end of the period	$33,242	$28,011	$30,863

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

As of December 31, 2016, the FHLBank’s AHP accrual on its Statements of Condition consisted of $18,531,000 for the 2017 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $14,711,000 for prior years’ AHP (committed but undisbursed).
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

Tables 12.1 and 12.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2016 and 2015 (in thousands):

Table 12.1

12/31/2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$51,765	$(39,540)	$12,225	$(214)	$12,011
Cleared derivatives	24,640	24,035	48,675	—	48,675
Total derivative assets	76,405	(15,505)	60,900	(214)	60,686
Securities purchased under agreements to resell	2,400,000	—	2,400,000	(2,400,000)	—
TOTAL	$2,476,405	$(15,505)	$2,460,900	$(2,400,214)	$60,686

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

Tables 12.3 and 12.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2016 and 2015 (in thousands):

Table 12.3

12/31/2016
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$72,039	$(64,868)	$7,171	$(372)	$6,799
Cleared derivatives	34,628	(34,628)	—	—	—
Total derivative liabilities	106,667	(99,496)	7,171	(372)	6,799
TOTAL	$106,667	$(99,496)	$7,171	$(372)	$6,799

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

Table 13.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2016 and 2015 (dollar amounts in thousands):

Table 13.1

	12/31/2016		12/31/2015
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$333,044	$1,800,372	$331,821	$1,681,247
Total regulatory capital-to-asset ratio	4.0%	4.3%	4.0%	4.2%
Total regulatory capital	$1,808,670	$1,964,541	$1,777,426	$1,863,468
Leverage capital ratio	5.0%	6.3%	5.0%	6.1%
Leverage capital	$2,260,837	$2,864,727	$2,221,783	$2,704,091

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

Under Finance Agency regulations, members that withdraw from membership may not be readmitted to membership, or acquire any capital stock of any FHLBank, for a period of five years from the date on which the institution's membership terminated and it divested all of its shares of FHLBank stock.

Stock Dividends: The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2016, 2015, and 2014 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Table 13.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Table 13.2

	2016	2015	2014
Balance, beginning of period	$2,739	$4,187	$4,764
Capital stock subject to mandatory redemption reclassified from equity during the period	762,125	586,192	393,848
Redemption or repurchase of mandatorily redeemable capital stock during the period	(762,268)	(587,674)	(394,463)
Stock dividend classified as mandatorily redeemable capital stock during the period	74	34	38
Balance, end of period	$2,670	$2,739	$4,187

Table 13.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2016 and 2015 (in thousands). The year of redemption in Table 13.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 13.3

Contractual Year of Repurchase	12/31/2016	12/31/2015
Year 1	$192	$407
Year 2	1	1
Year 3	—	1
Year 4	—	—
Year 5	641	196
Past contractual redemption date due to remaining activity[1]	1,836	2,134
TOTAL	$2,670	$2,739

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2016, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The Finance Agency implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The Finance Agency determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the Finance Agency. Before implementing a reclassification, the Director of the Finance Agency is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the Finance Agency for the fourth quarter of 2016, the FHLBank has been classified as adequately capitalized.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 14.1 summarizes the changes in AOCI for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Table 14.1

	Net Unrealized Gain (Loss) on Available-for-Sale Securities (Note 4)	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2013	$—	$(16,003)	$(2,358)	$(18,361)
Other comprehensive income (loss) before reclassification:
Non-credit OTTI losses		(4)		(4)
Accretion of non-credit loss		3,713		3,713
Net gain (loss) - defined benefit pension plan			(1,923)	(1,923)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		520		520
Amortization of net loss - defined benefit pension plan[2]			148	148
Net current period other comprehensive income (loss)	—	4,229	(1,775)	2,454
Balance at December 31, 2014	$—	$(11,774)	$(4,133)	$(15,907)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(8,577)			(8,577)
Non-credit OTTI losses		(206)		(206)
Accretion of non-credit loss		3,012		3,012
Non-credit loss included in basis of securities sold		267		267
Net gain (loss) - defined benefit pension plan			1,268	1,268
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		751		751
Amortization of net loss - defined benefit pension plan[2]			415	415
Net current period other comprehensive income (loss)	(8,577)	3,824	1,683	(3,070)
Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	17,922			17,922
Non-credit OTTI losses		(62)		(62)
Accretion of non-credit loss		2,006		2,006
Net gain (loss) - defined benefit pension plan			(698)	(698)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		165		165
Amortization of net loss - defined benefit pension plan[2]			221	221
Net current period other comprehensive income (loss)	17,922	2,109	(477)	19,554
Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2015. For the Pentegra Defined Benefit Plan years ended June 30, 2015 and 2014, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. Table 15.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 15.1

	2016	2015	2014
Net pension cost charged to compensation and benefits expense	$3,507	$2,004	$1,604
Pentegra Defined Benefit Plan funded status as of July 1[1]	104.1%	107.0%	111.4%
FHLBank's funded status as of July 1	105.3%	108.1%	117.1%

[1]
The funded status as of July 1, 2016 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2016 through March 15, 2017. Contributions made on or before March 15, 2017, and designated for the plan year ended June 30, 2016, will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year July 1, 2016 through June 30, 2017 is filed (this Form 5500 is due to be filed no later than April 2018). The funded status as of July 1, 2015 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2015 through March 15, 2016. Contributions made on or before March 15, 2016, and designated for the plan year ended June 30, 2015, will be included in the final valuation as of July 1, 2015. The final funded status as of July 1, 2015 will not be available until the Form 5500 for the plan year July 1, 2015 through June 30, 2016 is filed (this Form 5500 is due to be filed no later than April 2017).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $1,184,000, $1,129,000 and $1,046,000 to the Pentegra Defined Contribution Plan in 2016, 2015, and 2014, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,212,000, $1,452,000 and $1,081,000 in 2016, 2015, and 2014, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $708,000, $555,000 and $432,000 in 2016, 2015, and 2014, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2016 and 2015 are presented in Table 15.2 (in thousands):

Table 15.2

	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,119	$13,560
Service cost	457	523
Interest cost	532	510
Benefits paid	(206)	(206)
Net (gain) loss	698	(1,268)
Projected benefit obligation at end of year	14,600	13,119
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	206	206
Benefits paid	(206)	(206)
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$14,600	$13,119

Table 15.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2016, 2015, and 2014 (in thousands):

Table 15.3

	2016	2015	2014
Service cost	$457	$523	$408
Interest cost	532	510	509
Amortization of net loss	221	415	148
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,210	$1,448	$1,065

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic benefits costs over the next fiscal year is $230,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2016.

Table 15.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2016, 2015, and 2014 (dollar amounts in thousands):

Table 15.4

	2016	2015	2014
Discount rate - benefit obligation	4.00%	4.00%	3.75%
Discount rate - net periodic benefit cost	4.00%	3.75%	4.75%
Salary increases - benefit obligation	4.81%	4.83%	5.03%
Amortization period (years)	6	7	8
Accumulated benefit obligation	$11,701	$11,070	$11,196

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2017 will be $331,000.

The FHLBank’s estimated future benefit payments are presented in Table 15.5 (in thousands):

Table 15.5

Year ending December 31,	Estimated Benefit Payments
2017	$331
2018	437
2019	533
2020	665
2021	952
2022 through 2026	4,954

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2016 and 2015.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2016 and 2015.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of December 31, 2016 and 2015 are summarized in Tables 16.1 and 16.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 16.1

	12/31/2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$207,254	$207,254	$207,254	$—	$—	$—
Interest-bearing deposits	387,920	387,920	—	387,920	—	—
Securities purchased under agreements to resell	2,400,000	2,400,000	—	2,400,000	—	—
Federal funds sold	2,725,000	2,725,000	—	2,725,000	—	—
Trading securities	2,502,788	2,502,788	—	2,502,788	—	—
Available-for-sale securities	1,091,721	1,091,721	—	1,091,721	—	—
Held-to-maturity securities	4,502,224	4,487,252	—	4,276,650	210,602	—
Advances	23,985,835	24,016,686	—	24,016,686	—	—
Mortgage loans held for portfolio, net of allowance	6,640,725	6,754,046	—	6,752,849	1,197	—
Overnight loans to other FHLBanks	600,000	600,000	—	600,000	—	—
Accrued interest receivable	68,400	68,400	—	68,400	—	—
Derivative assets	60,900	60,900	—	76,405	—	(15,505)
Liabilities:
Deposits	598,931	598,931	—	598,931	—	—
Consolidated obligation discount notes	21,775,341	21,774,950	—	21,774,950	—	—
Consolidated obligation bonds	20,722,335	20,568,653	—	20,568,653	—	—
Mandatorily redeemable capital stock	2,670	2,670	2,670	—	—	—
Accrued interest payable	49,808	49,808	—	49,808	—	—
Derivative liabilities	7,171	7,171	—	106,667	—	(99,496)
Other Asset (Liability):
Standby letters of credit	(1,151)	(1,151)	—	(1,151)	—	—
Standby bond purchase agreements	6	6,016	—	6,016	—	—
Advance commitments	—	(6,241)	—	(6,241)	—	—

Table 16.2

	12/31/2015
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets:
Cash and due from banks	$682,670	$682,670	$682,670	$—	$—	$—
Interest-bearing deposits	100,594	100,594	—	100,594	—	—
Securities purchased under agreements to resell	3,945,000	3,945,000	—	3,945,000	—	—
Federal funds sold	2,000,000	2,000,000	—	2,000,000	—	—
Trading securities	2,294,606	2,294,606	—	2,294,606	—	—
Available-for-sale securities	495,063	495,063	—	495,063	—	—
Held-to-maturity securities	4,770,817	4,765,095	—	4,497,911	267,184	—
Advances	23,580,371	23,609,868	—	23,609,868	—	—
Mortgage loans held for portfolio, net of allowance	6,390,708	6,571,563	—	6,569,749	1,814	—
Accrued interest receivable	79,233	79,233	—	79,233	—	—
Derivative assets	51,591	51,591	—	66,286	—	(14,695)
Liabilities:
Deposits	759,366	759,366	—	759,366	—	—
Consolidated obligation discount notes	21,813,446	21,813,507	—	21,813,507	—	—
Consolidated obligation bonds	19,866,034	19,851,097	—	19,851,097	—	—
Mandatorily redeemable capital stock	2,739	2,739	2,739	—	—	—
Accrued interest payable	52,281	52,281	—	52,281	—	—
Derivative liabilities	31,492	31,492	—	214,666	—	(183,174)
Other Asset (Liability):
Standby letters of credit	(1,078)	(1,078)	—	(1,078)	—	—
Standby bond purchase agreements	98	6,995	—	6,995	—	—
Advance commitments	—	(3,737)	—	(3,737)	—	—

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

Investment Securities - Non-MBS: The fair values of short-term non-MBS investments are determined using an income approach derived from representative publicly available curves based on the short-term non-MBS investment type.

For long-term non-MBS (as determined by original issuance date) securities, the FHLBank obtains prices from up to four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market‑related data. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

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

The FHLBank utilizes a valuation technique for estimating the fair values of long-term non-MBS securities as follows:

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

As of December 31, 2016, four prices were received for substantially all of the FHLBank’s long-term non-MBS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2016 and 2015.

Investment Securities - MBS: For MBS securities, the FHLBank obtains prices from up to four designated third-party pricing vendors when available. These pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data (certain inputs are actively quoted and can be validated to external sources). Since many MBS are not traded daily, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices does not discard available information.

Similar to the description above for long-term non-MBS securities, the FHLBank has conducted reviews of the four pricing vendors and has established a price for each MBS using a formula that was based upon the number of prices received, subject to review of outliers.

As of December 31, 2016, four vendor prices were received for substantially all of the FHLBank’s MBS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2016 and 2015.

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

▪	Spread adjustment. The spread adjustment represents an adjustment to the CO curve or LIBOR curve.

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

Overnight Loans to Other FHLBanks: The carrying value of overnight loans to other FHLBanks approximates fair value.

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

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:

▪	Interest-rate related:

•	Discount rate assumption - Overnight Index Swap (OIS) curve;

•	Forward interest rate assumption for rate resets - LIBOR swap curve;

•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and

•	Prepayment assumptions.

▪	Mortgage delivery commitments:

•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Deposits: The fair values of term deposits are determined by calculating the present values of the expected future cash flows from the deposits. The calculated present values are reduced by the accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The carrying value of demand and overnight deposits approximates fair value.

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

Mandatorily Redeemable Capital Stock: The fair value of capital stock subject to mandatory redemption is generally par value. Fair value also includes estimated dividends earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared stock dividend. The FHLBank’s dividends are declared and paid at each quarter end; therefore, fair value equaled par value as of the end of the periods presented. Stock can only be acquired by members at par value and redeemed or repurchased at par value. Stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure.

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

Fair Value Measurements: Tables 16.3 and 16.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2016 and 2015 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the recorded investment. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 16.3

	12/31/2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,563,351	$—	$1,563,351	$—	$—
U.S. obligation MBS[3]	690	—	690	—	—
GSE MBS[4]	938,747	—	938,747	—	—
Total trading securities	2,502,788	—	2,502,788	—	—
Available-for-sale securities:
GSE MBS[5]	1,091,721	—	1,091,721	—	—
Total available-for-sale securities	1,091,721	—	1,091,721	—	—
Derivative assets:
Interest-rate related	60,686	—	76,191	—	(15,505)
Mortgage delivery commitments	214	—	214	—	—
Total derivative assets	60,900	—	76,405	—	(15,505)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,655,409	$—	$3,670,914	$—	$(15,505)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$6,799	$—	$106,295	$—	$(99,496)
Mortgage delivery commitments	372	—	372	—	—
Total derivative liabilities	7,171	—	106,667	—	(99,496)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,171	$—	$106,667	$—	$(99,496)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,781	$—	$—	$4,781	$—
Impaired mortgage loans	1,205	—	—	1,205	—
Real estate owned	1,086	—	—	1,086	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,072	$—	$—	$7,072	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the year ended December 31, 2016 and still outstanding as of December 31, 2016.

Table 16.4

	12/31/2015
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,338,639	$—	$1,338,639	$—	$—
U.S. obligation MBS[3]	801	—	801	—	—
GSE MBS[4]	955,166	—	955,166	—	—
Total trading securities	2,294,606	—	2,294,606	—	—
Available-for-sale securities:
GSE MBS[5]	495,063	—	495,063	—	—
Total available-for-sale securities	495,063	—	495,063	—	—
Derivative assets:
Interest-rate related	51,520	—	66,215	—	(14,695)
Mortgage delivery commitments	71	—	71	—	—
Total derivative assets	51,591	—	66,286	—	(14,695)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,841,260	$—	$2,855,955	$—	$(14,695)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$31,428	$—	$214,602	$—	$(183,174)
Mortgage delivery commitments	64	—	64	—	—
Total derivative liabilities	31,492	—	214,666	—	(183,174)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$31,492	$—	$214,666	$—	$(183,174)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$6,151	$—	$—	$6,151	$—
Impaired mortgage loans	1,823			$1,823
Real estate owned	2,168	—	—	2,168	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,142	$—	$—	$10,142	$—

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Bank Act or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $946,829,735,000 and $863,556,912,000 as of December 31, 2016 and 2015, respectively.

The joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the Finance Agency as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2016, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2016 and 2015, off-balance sheet commitments are presented in Table 17.1 (in thousands):

Table 17.1

	12/31/2016			12/31/2015
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$2,995,497	$12,823	$3,008,320	$2,795,968	$16,598	$2,812,566
Advance commitments outstanding	37,950	45,025	82,975	104,473	24,950	129,423
Commitments for standby bond purchases	210,349	1,002,669	1,213,018	314,742	1,108,133	1,422,875
Commitments to fund or purchase mortgage loans	90,013	—	90,013	66,045	—	66,045
Commitments to issue consolidated bonds, at par	45,000	—	45,000	55,000	—	55,000
Commitments to issue consolidated discount notes, at par	—	—	—	1,154,355	—	1,154,355

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of December 31, 2016, outstanding standby letters of credit had terms to maturity upon issuance of the currently outstanding standby letters of credit of 7 days to 10 years with a final expiration in 2020. As of December 31, 2015, outstanding standby letters of credit had terms to maturity upon issuance of the currently outstanding standby letters of credit of 6 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,151,000 and $1,078,000 as of December 31, 2016 and 2015, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2020, though some are renewable at the option of the FHLBank. As of December 31, 2016 and 2015, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. During 2015, we also had one participation interest in a standby bond purchase agreement between another FHLBank and a state housing authority in its district. The FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2016 and 2015.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(158,000) and $7,000 as of December 31, 2016 and 2015, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Lease Commitments: Net rental costs under operating leases of approximately $81,000, $73,000 and $115,000 in 2016, 2015, and 2014, respectively, for premises and equipment have been charged to other operating expenses. Total future minimum net rentals, which extend no later than 2020, are $269,000.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2016, the total original par value of customer securities held by the FHLBank under this arrangement was $42,952,484,000.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and Finance Agency regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2016 and 2015, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 18.1 and 18.2 present information as of December 31, 2016 and 2015 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2016 or 2015 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 18.1

12/31/2016
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$500	0.3%	$219,755	20.6%	$220,255	17.9%
MidFirst Bank	OK	500	0.3	197,669	18.6	198,169	16.1
TOTAL		$1,000	0.6%	$417,424	39.2%	$418,424	34.0%

Table 18.2

12/31/2015
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$500	0.3%	$218,915	21.3%	$219,415	18.1%
MidFirst Bank	OK	500	0.3	172,718	16.8	173,218	14.3
TOTAL		$1,000	0.6%	$391,633	38.1%	$392,633	32.4%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2016 and 2015 are summarized in Table 18.3 (dollar amounts in thousands).

Table 18.3

	12/31/2016		12/31/2015		12/31/2016		12/31/2015
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
Bank of Oklahoma, NA	$4,800,000	20.0%	$4,800,000	20.4%	$54,145	9.1%	$21,492	2.8%
MidFirst Bank	4,340,000	18.1	3,779,000	16.1	424	0.1	541	0.1
TOTAL	$9,140,000	38.1%	$8,579,000	36.5%	$54,569	9.2%	$22,033	2.9%

Bank of Oklahoma, NA and MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2016 and 2015.

Transactions with FHLBank Directors’ Financial Institutions: Table 18.4 presents information as of December 31, 2016 and 2015 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 18.4

	12/31/2016		12/31/2015
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$172,793	0.7%	$150,566	0.6%

Deposits	$12,329	2.1%	$7,895	1.0%

Class A Common Stock	$3,782	2.3%	$4,023	2.2%
Class B Common Stock	5,585	0.5	4,725	0.5
TOTAL CAPITAL STOCK	$9,367	0.8%	$8,748	0.7%

Table 18.5 presents mortgage loans acquired during the years ended December 31, 2016 and 2015 for members that had an officer or director serving on the FHLBank’s board of directors in 2016 or 2015 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 18.5

	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$90,805	6.6%	$115,182	9.9%

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

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2016, 2015, and 2014 as presented in Table 19.1 (in thousands). All transactions occurred at market prices.

Table 19.1

Business Activity	2016	2015	2014
Average overnight interbank loan balances to other FHLBanks[1]	$4,686	$2,252	$907
Average overnight interbank loan balances from other FHLBanks[1]	2,314	5,992	3,014
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	1,469	1,208	698
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	4,354	3,477	3,259
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $219,931,000 and $224,754,000 as of December 31, 2016 and 2015, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $9,011,000, $9,011,000, and $9,019,000 for the years ended December 31, 2016, 2015, and 2014, respectively.