Form 10-Q
period 2017-03-31
Federal Home Loan Bank of Topeka
filed 2017-05-04
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of large accelerated filer, accelerated filer, smaller reporting company, and emerging growth company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                            Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
May 2, 2017
Class A Stock, par value $100 per share	2,229,770
Class B Stock, par value $100 per share	13,822,662

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2016, incorporated by reference herein.

All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by reference to this cautionary notice. The reader should not place undue reliance on such forward-looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward-looking statement for any reason to reflect events or circumstances after the date of this report.

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2017	12/31/2016
ASSETS
Cash and due from banks	$108,492	$207,254
Interest-bearing deposits	401,161	387,920
Securities purchased under agreements to resell (Note 10)	2,500,000	2,400,000
Federal funds sold	2,705,000	2,725,000

Investment securities:
Trading securities (Note 3)	2,702,316	2,502,788
Available-for-sale securities (Note 3)	1,124,924	1,091,721
Held-to-maturity securities[1] (Note 3)	4,852,742	4,502,224
Total investment securities	8,679,982	8,096,733

Advances (Notes 4, 6)	25,822,945	23,985,835

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,702,565	6,642,399
Less allowance for credit losses on mortgage loans (Note 6)	(1,617)	(1,674)
Mortgage loans held for portfolio, net	6,700,948	6,640,725

Overnight loans to other FHLBanks	—	600,000
Accrued interest receivable	72,569	68,400
Premises, software and equipment, net	21,139	16,205
Derivative assets, net (Notes 7, 10)	51,998	60,900
Other assets	26,897	27,777

TOTAL ASSETS	$47,091,131	$45,216,749

LIABILITIES
Deposits (Note 8)	$579,805	$598,931

Consolidated obligations, net:
Discount notes (Note 9)	22,505,730	21,775,341
Bonds (Note 9)	21,670,348	20,722,335
Total consolidated obligations, net	44,176,078	42,497,676

Mandatorily redeemable capital stock (Note 11)	2,264	2,670
Accrued interest payable	60,887	49,808
Affordable Housing Program payable	37,404	33,242
Derivative liabilities, net (Notes 7, 10)	2,665	7,171
Other liabilities	102,599	64,803

TOTAL LIABILITIES	44,961,702	43,254,301

Commitments and contingencies (Note 14)

1    Fair value: $4,844,888 and $4,487,252 as of March 31, 2017 and December 31, 2016, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2017	12/31/2016

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,738 and 1,621 shares issued and outstanding) (Note 11)	$173,756	$162,143
Class B ($100 par value; 11,786 and 10,645 shares issued and outstanding) (Note 11)	1,178,589	1,064,532
Total capital stock	1,352,345	1,226,675

Retained earnings:
Unrestricted	632,842	611,226
Restricted	134,714	123,970
Total retained earnings	767,556	735,196

Accumulated other comprehensive income (loss) (Note 12)	9,528	577

TOTAL CAPITAL	2,129,429	1,962,448

TOTAL LIABILITIES AND CAPITAL	$47,091,131	$45,216,749

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2017	03/31/2016
INTEREST INCOME:
Interest-bearing deposits	$648	$332
Securities purchased under agreements to resell	4,150	3,029
Federal funds sold	4,290	1,395
Trading securities	14,929	18,181
Available-for-sale securities	4,432	2,022
Held-to-maturity securities	14,852	11,532
Advances	72,887	53,199
Prepayment fees on terminated advances, net	870	489
Mortgage loans held for portfolio	52,578	52,301
Other	301	327
Total interest income	169,937	142,807

INTEREST EXPENSE:
Deposits	582	226
Consolidated obligations:
Discount notes	35,488	20,907
Bonds	67,103	56,729
Mandatorily redeemable capital stock (Note 11)	14	9
Other	78	66
Total interest expense	103,265	77,937

NET INTEREST INCOME	66,672	64,870
(Reversal) provision for credit losses on mortgage loans (Note 6)	(45)	(257)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	66,717	65,127

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	(4)	(64)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(33)	37
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(37)	(27)
Net gain (loss) on trading securities (Note 3)	4,687	49,204
Net gain (loss) on derivatives and hedging activities (Note 7)	603	(58,486)
Standby bond purchase agreement commitment fees	1,160	1,380
Letters of credit fees	938	852
Other	534	561
Total other income (loss)	7,885	(6,516)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2017	03/31/2016
OTHER EXPENSES:
Compensation and benefits	$8,429	$7,751
Other operating	3,730	3,341
Federal Housing Finance Agency	752	809
Office of Finance	778	712
Other	1,227	1,026
Total other expenses	14,916	13,639

INCOME BEFORE ASSESSMENTS	59,686	44,972

Affordable Housing Program	5,970	4,498

NET INCOME	$53,716	$40,474

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2017	03/31/2016
Net income	$53,716	$40,474

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	8,485	4,742
Total net unrealized gain (loss) on available-for-sale securities	8,485	4,742

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	(4)	(62)
Reclassification of non-credit portion included in net income	37	25
Accretion of non-credit portion	376	550
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	409	513

Defined benefit pension plan:
Amortization of net loss	57	47
Total defined benefit pension plan	57	47

Total other comprehensive income (loss)	8,951	5,302

TOTAL COMPREHENSIVE INCOME	$62,667	$45,776

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752
Comprehensive income							32,379	8,095	40,474	5,302	45,776
Proceeds from issuance of capital stock	11	1,074	3,940	394,047	3,951	395,121					395,121
Repurchase/redemption of capital stock	(1,158)	(115,815)	(7)	(654)	(1,165)	(116,469)					(116,469)
Net reclassification of shares to mandatorily redeemable capital stock	(35)	(3,509)	(1,567)	(156,725)	(1,602)	(160,234)					(160,234)
Net transfer of shares between Class A and Class B	1,480	148,046	(1,480)	(148,046)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(73)		(73)		(73)
Stock issued			191	19,081	191	19,081	(19,081)		(19,081)		—
Balance at March 31, 2016	2,095	$209,479	11,370	$1,136,967	13,465	$1,346,446	$573,391	$99,711	$673,102	$(13,675)	$2,005,873

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							42,972	10,744	53,716	8,951	62,667
Proceeds from issuance of capital stock	—	31	4,387	438,669	4,387	438,700					438,700
Repurchase/redemption of capital stock	(1,605)	(160,498)	(4)	(429)	(1,609)	(160,927)					(160,927)
Net reclassification of shares to mandatorily redeemable capital stock	(4)	(485)	(1,729)	(172,910)	(1,733)	(173,395)					(173,395)
Net transfer of shares between Class A and Class B	1,726	172,565	(1,726)	(172,565)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.5%):
Cash payment							(64)		(64)		(64)
Stock issued			213	21,292	213	21,292	(21,292)		(21,292)		—
Balance at March 31, 2017	1,738	$173,756	11,786	$1,178,589	13,524	$1,352,345	$632,842	$134,714	$767,556	$9,528	$2,129,429

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2017	03/31/2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,716	$40,474
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(32)	(1,000)
Concessions on consolidated obligations	1,151	2,001
Premiums and discounts on investments, net	691	549
Premiums, discounts and commitment fees on advances, net	(1,543)	(1,622)
Premiums, discounts and deferred loan costs on mortgage loans, net	4,328	4,091
Fair value adjustments on hedged assets or liabilities	1,272	1,392
Premises, software and equipment	498	517
Other	57	47
(Reversal) provision for credit losses on mortgage loans	(45)	(257)
Non-cash interest on mandatorily redeemable capital stock	13	6
Net other-than-temporary impairment losses on held-to-maturity securities	37	27
Net realized (gain) loss on sale of premises and equipment	—	(21)
Other adjustments	12	(157)
Net (gain) loss on trading securities	(4,687)	(49,204)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	5,955	72,104
(Increase) decrease in accrued interest receivable	(4,138)	7,640
Change in net accrued interest included in derivative assets	(6,460)	(9,067)
(Increase) decrease in other assets	(104)	749
Increase (decrease) in accrued interest payable	11,090	10,843
Change in net accrued interest included in derivative liabilities	(504)	(6,740)
Increase (decrease) in Affordable Housing Program liability	4,162	1,526
Increase (decrease) in other liabilities	(5,602)	(4,519)
Total adjustments	6,151	28,905
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	59,867	69,379

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2017	03/31/2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$4,423	$(341,009)
Net (increase) decrease in securities purchased under resale agreements	(100,000)	1,185,000
Net (increase) decrease in Federal funds sold	20,000	(330,000)
Net (increase) decrease in short-term trading securities	(200,000)	—
Proceeds from maturities of and principal repayments on long-term trading securities	5,159	255,284
Purchases of long-term trading securities	—	(193,445)
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	1,241	447
Purchases of long-term available-for-sale securities	(30,408)	(318,669)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	218,349	217,454
Purchases of long-term held-to-maturity securities	(524,988)	(18,425)
Principal collected on advances	116,198,905	33,241,537
Advances made	(118,053,563)	(35,041,019)
Principal collected on mortgage loans	226,724	200,093
Purchases of mortgage loans	(292,016)	(222,757)
Proceeds from sale of foreclosed assets	45	797
Principal collected on other loans made	619	578
Net (increase) decrease in loans to other FHLBanks	600,000	—
Proceeds from sale of premises, software and equipment	48	1
Purchases of premises, software and equipment	(5,012)	(1,749)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,930,474)	(1,365,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(4,966)	(46,151)
Net proceeds from issuance of consolidated obligations:
Discount notes	229,023,531	140,349,601
Bonds	2,927,114	1,416,303
Payments for maturing and retired consolidated obligations:
Discount notes	(228,296,599)	(137,005,650)
Bonds	(1,973,230)	(4,138,750)
Proceeds from financing derivatives	—	9,517
Net interest payments received (paid) for financing derivatives	(7,900)	(25,064)
Proceeds from issuance of capital stock	438,700	395,121
Payments for repurchase/redemption of capital stock	(160,927)	(116,469)
Payments for repurchase of mandatorily redeemable capital stock	(173,814)	(159,546)
Cash dividends paid	(64)	(73)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,771,845	678,839
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(98,762)	(617,664)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,254	682,670
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,492	$65,006

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2017	03/31/2016
Supplemental disclosures:
Interest paid	$95,448	$69,437
Affordable Housing Program payments	$1,927	$3,290
Net transfers of mortgage loans to other assets	$337	$223
Change in capital expenditures incurred but reserved for construction holdback	$468	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2017

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation: The accompanying interim financial statements of the Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instruction provided by Article 10, Rule 10-01 of Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2016. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 9, 2017 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values (including net accrued interest receivable or payable on the derivatives) and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and variation margin, and accrued interest received or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral. Variation margin payments related to LCH.Clearnet LLC contracts continue to be characterized as cash collateral. At both Clearinghouses, initial margin is considered cash collateral.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Premium Amortization on Purchased Callable Debt Securities. In March 2017, Financial Accounting Standards Board (FASB) issued an amendment to shorten the amortization period of any premium on callable debt securities to the first call date instead of over the contractual life of the instrument. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is intended to reduce diversity in practice in the amortization of premiums and the consideration of how the potential of a security being called is factored into current impairment assessments. The amendment also intends to more closely align the amortization of premiums and discounts to the expectations incorporated into the market pricing of the instrument. The amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank, and early adoption is permitted. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. In March 2017, FASB issued an amendment to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment requires that the employer disaggregate the service cost component and the other components of net benefit cost and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendment is intended to provide transparency, consistency, and usefulness to users of financial statements. The amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank, and early adoption is permitted. This guidance should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

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

The guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment (OTTI) charge had been recognized before the effective date. The FHLBank is currently evaluating this guidance and has begun its implementation efforts by identifying key interpretive issues that will eventually determine the magnitude of the impact on the FHLBank's financial condition, results of operations and cash flows.

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

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, FASB issued amendments to improve the recognition, measurement, presentation and disclosure of financial instruments through changes to existing GAAP. The provisions impacting the FHLBank include the elimination of the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost, the requirement to use the notion of exit price when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of asset (i.e., securities or loans and receivables) on the statement of financial condition or in the notes to financial statements. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank. The FHLBank has concluded that this guidance will impact disclosures related to the fair value of financial instruments. However, the FHLBank is currently evaluating these amendments to determine the impact, if any, on the FHLBank's financial condition, results of operations or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of March 31, 2017 and December 31, 2016 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2017	12/31/2016
Non-mortgage-backed securities:
Certificates of deposit	$200,006	$—
GSE obligations[1]	1,564,310	1,563,351
Non-mortgage-backed securities	1,764,316	1,563,351
Mortgage-backed securities:
U.S. obligation MBS[2]	665	690
GSE MBS[3]	937,335	938,747
Mortgage-backed securities	938,000	939,437
TOTAL	$2,702,316	$2,502,788

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the three months ended March 31, 2017 and 2016 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2017	03/31/2016
Net gains (losses) on trading securities held as of March 31, 2017	$4,687	$53,955
Net gains (losses) on trading securities sold or matured prior to March 31, 2017	—	(4,751)
NET GAIN (LOSS) ON TRADING SECURITIES	$4,687	$49,204

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2017 are summarized in Table 3.3 (in thousands):

Table 3.3

	03/31/2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,107,094	$17,840	$(10)	$1,124,924
TOTAL	$1,107,094	$17,840	$(10)	$1,124,924

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2016 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,082,376	$9,396	$(51)	$1,091,721
TOTAL	$1,082,376	$9,396	$(51)	$1,091,721

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of March 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$30,408	$(10)	$—	$—	$30,408	$(10)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$30,408	$(10)	$—	$—	$30,408	$(10)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2017 are summarized in Table 3.7 (in thousands):

Table 3.7

	03/31/2017
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$95,580	$—	$95,580	$62	$(5,610)	$90,032
Non-mortgage-backed securities	95,580	—	95,580	62	(5,610)	90,032
Mortgage-backed securities:
U.S. obligation MBS[1]	117,025	—	117,025	1	(209)	116,817
GSE MBS[2]	4,542,231	—	4,542,231	13,909	(17,566)	4,538,574
Private-label residential MBS	103,338	(5,432)	97,906	4,952	(3,393)	99,465
Mortgage-backed securities	4,762,594	(5,432)	4,757,162	18,862	(21,168)	4,754,856
TOTAL	$4,858,174	$(5,432)	$4,852,742	$18,924	$(26,778)	$4,844,888

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2016 are summarized in Table 3.8 (in thousands):

Table 3.8

	12/31/2016
	Amortized Cost	OTTI Recognized in OCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$105,780	$—	$105,780	$98	$(5,707)	$100,171
Non-mortgage-backed securities	105,780	—	105,780	98	(5,707)	100,171
Mortgage-backed securities:
U.S obligation MBS[1]	36,331	—	36,331	—	(201)	36,130
GSE MBS[2]	4,250,547	—	4,250,547	12,044	(22,071)	4,240,520
Private-label residential MBS	115,407	(5,841)	109,566	4,869	(4,004)	110,431
Mortgage-backed securities	4,402,285	(5,841)	4,396,444	16,913	(26,276)	4,387,081
TOTAL	$4,508,065	$(5,841)	$4,502,224	$17,011	$(31,983)	$4,487,252

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.9 summarizes the held-to-maturity securities with unrealized losses as of March 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.9

	03/31/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$24,390	$(5,610)	$24,390	$(5,610)
Non-mortgage-backed securities	—	—	24,390	(5,610)	24,390	(5,610)
Mortgage-backed securities:
U.S. obligation MBS[2]	82,091	(125)	34,600	(84)	116,691	(209)
GSE MBS[3]	503,701	(944)	1,993,171	(16,622)	2,496,872	(17,566)
Private-label residential MBS	584	(1)	79,149	(5,291)	79,733	(5,292)
Mortgage-backed securities	586,376	(1,070)	2,106,920	(21,997)	2,693,296	(23,067)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$586,376	$(1,070)	$2,131,310	$(27,607)	$2,717,686	$(28,677)

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

Table 3.10 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.10

	12/31/2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$34,348	$(5,707)	$34,348	$(5,707)
Non-mortgage-backed securities	—	—	34,348	(5,707)	34,348	(5,707)
Mortgage-backed securities:
U.S obligation MBS[2]	—	—	35,998	(201)	35,998	(201)
GSE MBS[3]	1,097,379	(2,612)	2,025,394	(19,459)	3,122,773	(22,071)
Private-label residential MBS	1,903	(3)	85,984	(6,263)	87,887	(6,266)
Mortgage-backed securities	1,099,282	(2,615)	2,147,376	(25,923)	3,246,658	(28,538)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,099,282	$(2,615)	$2,181,724	$(31,630)	$3,281,006	$(34,245)

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2017 and December 31, 2016 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	03/31/2017			12/31/2016
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	2,565	2,565	2,565	2,710	2,710	2,710
Due after five years through 10 years	—	—	—	10,055	10,055	10,048
Due after 10 years	93,015	93,015	87,467	93,015	93,015	87,413
Non-mortgage-backed securities	95,580	95,580	90,032	105,780	105,780	100,171
Mortgage-backed securities	4,762,594	4,757,162	4,754,856	4,402,285	4,396,444	4,387,081
TOTAL	$4,858,174	$4,852,742	$4,844,888	$4,508,065	$4,502,224	$4,487,252

Other-than-temporary Impairment: For the 19 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of March 31, 2017 are presented in Table 3.12 (in thousands):

Table 3.12

	03/31/2017
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$9,551	$8,531	$7,911	$8,878
Alt-A	25,815	23,006	18,194	22,026
TOTAL	$35,366	$31,537	$26,105	$30,904

Table 3.13 presents a roll-forward of OTTI activity for the three months ended March 31, 2017 and 2016 related to credit losses recognized in earnings (in thousands):

Table 3.13

	Three Months Ended
	03/31/2017	03/31/2016
Balance, beginning of period	$7,502	$7,785
Additional charge on securities for which OTTI was previously recognized[1]	37	27
Amortization of credit component of OTTI[2]	(69)	(36)
Balance, end of period	$7,470	$7,776

[1]	For the three months ended March 31, 2017 and 2016, securities previously impaired represent all securities that were impaired prior to January 1, 2017 and 2016, respectively.

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

As of March 31, 2017, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2017 and December 31, 2016, the FHLBank had advances outstanding at interest rates ranging from 0.66 percent to 7.41 percent and 0.46 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Table 4.1

	03/31/2017		12/31/2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,160,922	1.16%	$12,601,183	1.03%
Due after one year through two years	1,886,504	1.78	2,019,260	1.96
Due after two years through three years	975,626	1.72	1,073,881	1.47
Due after three years through four years	1,047,470	2.08	781,339	1.96
Due after four years through five years	673,581	2.00	848,112	2.15
Thereafter	2,071,070	2.17	6,636,740	1.19
Total par value	25,815,173	1.37%	23,960,515	1.24%
Discounts	(12,435)		(13,977)
Hedging adjustments	20,207		39,297
TOTAL	$25,822,945		$23,985,835

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of March 31, 2017 and December 31, 2016 include callable advances totaling $1,927,022,000 and $6,336,280,000, respectively. Of these callable advances, there were $1,880,337,000 and $6,260,837,000 of variable rate advances as of March 31, 2017 and December 31, 2016, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank purchases put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of March 31, 2017 and December 31, 2016, the FHLBank had convertible advances outstanding totaling $1,027,342,000 and $1,147,392,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2017 and December 31, 2016 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2017	12/31/2016	03/31/2017	12/31/2016
Due in one year or less	$20,553,148	$18,411,727	$19,329,422	$12,897,983
Due after one year through two years	1,532,082	1,752,403	1,809,504	1,800,460
Due after two years through three years	781,753	750,126	1,003,626	1,168,381
Due after three years through four years	960,052	666,059	1,136,120	808,139
Due after four years through five years	513,340	755,753	739,081	945,462
Thereafter	1,474,798	1,624,447	1,797,420	6,340,090
TOTAL PAR VALUE	$25,815,173	$23,960,515	$25,815,173	$23,960,515

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of March 31, 2017 and December 31, 2016 (in thousands):

Table 4.3

	03/31/2017	12/31/2016
Fixed rate:
Due in one year or less	$8,496,631	$2,400,382
Due after one year	5,273,824	5,589,805
Total fixed rate	13,770,455	7,990,187
Variable rate:
Due in one year or less	10,664,291	10,200,801
Due after one year	1,380,427	5,769,527
Total variable rate	12,044,718	15,970,328
TOTAL PAR VALUE	$25,815,173	$23,960,515

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2017 and December 31, 2016 on mortgage loans held for portfolio (in thousands):

Table 5.1

	03/31/2017	12/31/2016
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,324,034	$1,353,938
Fixed rate, long-term, single-family mortgages	5,273,241	5,182,103
Total unpaid principal balance	6,597,275	6,536,041
Premiums	103,638	103,665
Discounts	(2,871)	(2,276)
Deferred loan costs, net	363	387
Other deferred fees	(78)	(85)
Hedging adjustments	4,238	4,667
Total before Allowance for Credit Losses on Mortgage Loans	6,702,565	6,642,399
Allowance for Credit Losses on Mortgage Loans	(1,617)	(1,674)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,700,948	$6,640,725

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of March 31, 2017 and December 31, 2016 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2017	12/31/2016
Conventional loans	$5,945,759	$5,899,924
Government-guaranteed or insured loans	651,516	636,117
TOTAL UNPAID PRINCIPAL BALANCE	$6,597,275	$6,536,041

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

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three months ended March 31, 2017 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2017 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.1

	03/31/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$1,674	$—	$—	$—	$1,674
Net (charge-offs) recoveries	(12)	—	—	—	(12)
(Reversal) provision for credit losses	(45)	—	—	—	(45)
Balance, end of three-month period	$1,617	$—	$—	$—	$1,617

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,617	—	—	—	1,617

Recorded investment, end of period:
Individually evaluated for impairment	$11,883	$—	$25,848,675	$16,763	$25,877,321
Collectively evaluated for impairment	6,056,998	665,794	—	—	6,722,792
Total	$6,068,881	$665,794	$25,848,675	$16,763	$32,600,113

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.2 presents a roll-forward of the allowance for credit losses for the three months ended March 31, 2016 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2016 (in thousands):

Table 6.2

	03/31/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$1,972	$—	$—	$—	$1,972
Net (charge-offs) recoveries	(108)	—	—	—	(108)
(Reversal) provision for credit losses	(257)	—	—	—	(257)
Balance, end of three-month period	$1,607	$—	$—	$—	$1,607

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,607	—	—	—	1,607

Recorded investment, end of period:
Individually evaluated for impairment	$12,204	$—	$25,460,813	$19,189	$25,492,206
Collectively evaluated for impairment	5,786,733	643,747	—	—	6,430,480
Total	$5,798,937	$643,747	$25,460,813	$19,189	$31,922,686

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses.

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2017 (dollar amounts in thousands):

Table 6.3

	03/31/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$36,450	$17,008	$—	$—	$53,458
Past due 60-89 days delinquent	7,440	4,534	—	—	11,974
Past due 90 days or more delinquent	11,798	5,728	—	—	17,526
Total past due	55,688	27,270	—	—	82,958
Total current loans	6,013,193	638,524	25,848,675	16,763	32,517,155
Total recorded investment	$6,068,881	$665,794	$25,848,675	$16,763	$32,600,113

Other delinquency statistics:
In process of foreclosure, included above[2]	$4,189	$1,676	$—	$—	$5,865
Serious delinquency rate[3]	0.2%	0.9%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$5,728	$—	$—	$5,728
Loans on non-accrual status[4]	$15,323	$—	$—	$—	$15,323

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,299,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 6.4 summarizes the key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2016 (dollar amounts in thousands):

Table 6.4

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

Individually Evaluated Impaired Loans: Table 6.5 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of March 31, 2017 and December 31, 2016 (in thousands):

Table 6.5

	03/31/2017			12/31/2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$11,883	$11,805	$—	$11,834	$11,776	$—
With an allowance	—	—	—	—	—	—
TOTAL	$11,883	$11,805	$—	$11,834	$11,776	$—

Table 6.6 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three months ended March 31, 2017 and 2016 (in thousands):

Table 6.6

	Three Months Ended
	03/31/2017		03/31/2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$11,652	$74	$11,322	$82
With an allowance	—	—	—	—
TOTAL	$11,652	$74	$11,322	$82

The FHLBank had $2,544,000 and $2,608,000 classified as real estate owned (REO) recorded in other assets as of March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values (excluding fair value adjustments related to variation margin on daily settled contracts) of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2017 and December 31, 2016 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts.

Table 7.1

	03/31/2017			12/31/2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,726,660	$75,578	$47,825	$7,896,110	$70,683	$65,471
Total derivatives designated as hedging relationships	7,726,660	75,578	47,825	7,896,110	70,683	65,471
Derivatives not designated as hedging instruments:
Interest rate swaps	2,087,163	1,462	33,103	2,022,630	649	40,824
Interest rate caps/floors	2,487,400	3,252	—	2,765,200	4,859	—
Mortgage delivery commitments	116,453	367	62	90,013	214	372
Total derivatives not designated as hedging instruments	4,691,016	5,081	33,165	4,877,843	5,722	41,196
TOTAL	$12,417,676	80,659	80,990	$12,773,953	76,405	106,667
Netting adjustments, cash collateral, and variation margin for daily settled contracts[1]		(28,661)	(78,325)		(15,505)	(99,496)
DERIVATIVE ASSETS AND LIABILITIES		$51,998	$2,665		$60,900	$7,171

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions as well as cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty, and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted was $84,732,000 and $105,481,000 as of March 31, 2017 and December 31, 2016, respectively. Cash collateral received was $24,776,000 and $21,490,000 as of March 31, 2017 and December 31, 2016, respectively. Variation margin for daily settled contracts was $(10,292,000) as of March 31, 2017.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three months ended March 31, 2017 and 2016, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended
	03/31/2017	03/31/2016
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,330)	$(2,490)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,330)	(2,490)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	8,248	(43,208)
Interest rate caps/floors	(1,608)	(2,093)
Net interest settlements	(5,183)	(12,244)
Mortgage delivery commitments	490	1,549
Total net gain (loss) related to derivatives not designated as hedging instruments	1,947	(55,996)
Other[1]	(14)	—
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$603	$(58,486)

[1]	Amount represents price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended March 31, 2017 and 2016, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	03/31/2017				03/31/2016
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$18,116	$(18,228)	$(112)	$(16,491)	$(55,659)	$55,225	$(434)	$(25,434)
Investments	3,266	(3,813)	(547)	(2,715)	(22,815)	21,462	(1,353)	(2,337)
Consolidated obligation bonds	(4,220)	3,585	(635)	5,519	6,737	(7,153)	(416)	11,547
Consolidated obligation discount notes	16	(52)	(36)	(15)	84	(371)	(287)	(60)
TOTAL	$17,178	$(18,508)	$(1,330)	$(13,702)	$(71,653)	$69,163	$(2,490)	$(16,284)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $22,816,000 and $21,112,000 as of March 31, 2017 and December 31, 2016, respectively. The counterparty was the same for both periods.

Certain of the FHLBank’s uncleared derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the FHLBank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of March 31, 2017 and December 31, 2016 was $899,000 and $4,779,000, respectively, for which the FHLBank has posted no collateral. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would not have been required to deliver additional collateral to its uncleared derivative counterparties as of March 31, 2017 and December 31, 2016, respectively.

The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to represent daily settlement payments rather than collateral. Variation margin related to LCH.Clearnet LLC contracts continues to be characterized as cash collateral. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2017 and December 31, 2016.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of March 31, 2017 and December 31, 2016 (in thousands):

Table 8.1

	03/31/2017	12/31/2016
Interest-bearing:
Demand	$231,071	$269,341
Overnight	307,100	278,200
Total interest-bearing	538,171	547,541
Non-interest-bearing:
Demand	41,634	51,390
Total non-interest-bearing	41,634	51,390
TOTAL DEPOSITS	$579,805	$598,931

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Table 9.1

	03/31/2017		12/31/2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,375,135	1.02%	$11,001,615	0.92%
Due after one year through two years	2,871,690	1.40	2,460,440	1.46
Due after two years through three years	1,092,300	1.54	1,190,750	1.51
Due after three years through four years	1,086,050	1.55	739,600	1.56
Due after four years through five years	979,600	1.68	1,215,600	1.60
Thereafter	4,246,400	2.44	4,088,400	2.39
Total par value	21,651,175	1.43%	20,696,405	1.37%
Premiums	23,862		26,812
Discounts	(2,293)		(2,342)
Concession fees	(9,712)		(9,441)
Hedging adjustments	7,316		10,901
TOTAL	$21,670,348		$20,722,335

The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2017 and December 31, 2016 includes callable bonds totaling $6,522,000,000 and $6,097,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2017 and December 31, 2016 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	03/31/2017	12/31/2016
Due in one year or less	$17,430,135	$16,581,615
Due after one year through two years	2,516,690	2,275,440
Due after two years through three years	626,300	694,750
Due after three years through four years	366,050	389,600
Due after four years through five years	219,600	190,600
Thereafter	492,400	564,400
TOTAL PAR VALUE	$21,651,175	$20,696,405

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2017 and December 31, 2016 (in thousands):

Table 9.3

	03/31/2017	12/31/2016
Simple variable rate	$10,287,000	$9,537,000
Fixed rate	10,224,175	10,164,405
Fixed to variable rate	610,000	545,000
Step	490,000	420,000
Range	40,000	30,000
TOTAL PAR VALUE	$21,651,175	$20,696,405

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

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2017	$22,505,730	$22,522,432	0.66%

December 31, 2016	$21,775,341	$21,784,924	0.47%

[1]	Represents yield to maturity excluding concession fees.

NOTE 10 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis by clearing agent by Clearinghouse, or by counterparty, when it has met the netting requirements. For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral, including initial and certain variation margin, received or pledged, and associated accrued interest.

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties and variation margin for daily settled contracts, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2017 and December 31, 2016 (in thousands):

Table 10.1

03/31/2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition[1]	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[2]	Net Amount
Derivative assets:
Uncleared derivatives	$53,590	$(44,574)	$9,016	$(367)	$8,649
Cleared derivatives[3]	27,069	15,913	42,982	—	42,982
Total derivative assets	80,659	(28,661)	51,998	(367)	51,631
Securities purchased under agreements to resell	2,500,000	—	2,500,000	(2,500,000)	—
TOTAL	$2,580,659	$(28,661)	$2,551,998	$(2,500,367)	$51,631

[1]	Represents netting adjustments, cash collateral, and variation margin for daily settled contracts.

[2]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

[3]	Variation margin for daily settled contracts of $(10,292,000) is included with gross amounts offset in the Statement of Condition.

Table 10.2

12/31/2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$51,765	$(39,540)	$12,225	$(214)	$12,011
Cleared derivatives	24,640	24,035	48,675	—	48,675
Total derivative assets	76,405	(15,505)	60,900	(214)	60,686
Securities purchased under agreements to resell	2,400,000	—	2,400,000	(2,400,000)	—
TOTAL	$2,476,405	$(15,505)	$2,460,900	$(2,400,214)	$60,686

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2017 and December 31, 2016 (in thousands):

Table 10.3

03/31/2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition[1]	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[2]	Net Amount
Derivative liabilities:
Uncleared derivatives	$56,020	$(53,735)	$2,285	$(62)	$2,223
Cleared derivatives	24,970	(24,590)	380	—	380
Total derivative liabilities	80,990	(78,325)	2,665	(62)	2,603
TOTAL	$80,990	$(78,325)	$2,665	$(62)	$2,603

[1]	Represents netting adjustments and cash collateral.

[2]
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

NOTE 11 – CAPITAL

Capital Requirements: The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Federal Housing Finance Agency's (Finance Agency) capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

Table 11.1

	03/31/2017		12/31/2016
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$336,896	$1,946,691	$333,044	$1,800,372
Total regulatory capital-to-asset ratio	4.0%	4.5%	4.0%	4.3%
Total regulatory capital	$1,883,645	$2,122,165	$1,808,670	$1,964,541
Leverage capital ratio	5.0%	6.6%	5.0%	6.3%
Leverage capital	$2,354,557	$3,095,510	$2,260,837	$2,864,727

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2017 and 2016 (in thousands):

Table 11.2

	Three Months Ended
	03/31/2017	03/31/2016
Balance, beginning of period	$2,670	$2,739
Capital stock subject to mandatory redemption reclassified from equity during the period	173,395	160,234
Redemption or repurchase of mandatorily redeemable capital stock during the period	(173,814)	(159,546)
Stock dividend classified as mandatorily redeemable capital stock during the period	13	6
Balance, end of period	$2,264	$3,433

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2017 and December 31, 2016 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	03/31/2017	12/31/2016
Year 1	$1	$192
Year 2	1	1
Year 3	—	—
Year 4	—	—
Year 5	543	641
Past contractual redemption date due to remaining activity[1]	1,719	1,836
TOTAL	$2,264	$2,670

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. Finance Agency rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2017, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended March 31, 2017 and 2016 (in thousands):

Table 12.1

	Net Unrealized Gain (Loss) on Available-for-Sale Securities (Note 3)	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities (Note 3)	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	4,742			4,742
Non-credit OTTI losses		(62)		(62)
Accretion of non-credit loss		550		550
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		25		25
Amortization of net loss - defined benefit pension plan[2]			47	47
Net current period other comprehensive income (loss)	4,742	513	47	5,302
Balance at March 31, 2016	$(3,835)	$(7,437)	$(2,403)	$(13,675)

Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	8,485			8,485
Non-credit OTTI losses		(4)		(4)
Accretion of non-credit loss		376		376
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		37		37
Amortization of net loss - defined benefit pension plan[2]			57	57
Net current period other comprehensive income (loss)	8,485	409	57	8,951
Balance at March 31, 2017	$17,830	$(5,432)	$(2,870)	$9,528

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2017 and December 31, 2016.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2017 and 2016.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of March 31, 2017 and December 31, 2016 are summarized in Tables 13.1 and 13.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 13.1

	03/31/2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$108,492	$108,492	$108,492	$—	$—	$—
Interest-bearing deposits	401,161	401,161	—	401,161	—	—
Securities purchased under agreements to resell	2,500,000	2,500,000	—	2,500,000	—	—
Federal funds sold	2,705,000	2,705,000	—	2,705,000	—	—
Trading securities	2,702,316	2,702,316	—	2,702,316	—	—
Available-for-sale securities	1,124,924	1,124,924	—	1,124,924	—	—
Held-to-maturity securities	4,852,742	4,844,888	—	4,655,391	189,497	—
Advances	25,822,945	25,866,229	—	25,866,229	—	—
Mortgage loans held for portfolio, net of allowance	6,700,948	6,815,907	—	6,814,144	1,763	—
Accrued interest receivable	72,569	72,569	—	72,569	—	—
Derivative assets	51,998	51,998	—	80,659	—	(28,661)
Liabilities:
Deposits	579,805	579,805	—	579,805	—	—
Consolidated obligation discount notes	22,505,730	22,504,048	—	22,504,048	—	—
Consolidated obligation bonds	21,670,348	21,547,096	—	21,547,096	—	—
Mandatorily redeemable capital stock	2,264	2,264	2,264	—	—	—
Accrued interest payable	60,887	60,887	—	60,887	—	—
Derivative liabilities	2,665	2,665	—	80,990	—	(78,325)
Other Asset (Liability):
Standby letters of credit	(1,061)	(1,061)	—	(1,061)	—	—
Standby bond purchase agreements	(32)	5,037	—	5,037	—	—
Advance commitments	—	(5,690)	—	(5,690)	—	—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral, related accrued interest held or placed with the same clearing agent or derivative counterparty, and variation margin for daily settled contracts. Variation margin for daily settled contracts of $(10,292,000) is included with derivative assets.

Table 13.2

	12/31/2016
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$207,254	$207,254	$207,254	$—	$—	$—
Interest-bearing deposits	387,920	387,920	—	387,920	—	—
Securities purchased under agreements to resell	2,400,000	2,400,000	—	2,400,000	—	—
Federal funds sold	2,725,000	2,725,000	—	2,725,000	—	—
Trading securities	2,502,788	2,502,788	—	2,502,788	—	—
Available-for-sale securities	1,091,721	1,091,721	—	1,091,721	—	—
Held-to-maturity securities	4,502,224	4,487,252	—	4,276,650	210,602	—
Advances	23,985,835	24,016,686	—	24,016,686	—	—
Mortgage loans held for portfolio, net of allowance	6,640,725	6,754,046	—	6,752,849	1,197	—
Overnight loans to other FHLBanks	600,000	600,000	—	600,000	—	—
Accrued interest receivable	68,400	68,400	—	68,400	—	—
Derivative assets	60,900	60,900	—	76,405	—	(15,505)
Liabilities:
Deposits	598,931	598,931	—	598,931	—	—
Consolidated obligation discount notes	21,775,341	21,774,950	—	21,774,950	—	—
Consolidated obligation bonds	20,722,335	20,568,653	—	20,568,653	—	—
Mandatorily redeemable capital stock	2,670	2,670	2,670	—	—	—
Accrued interest payable	49,808	49,808	—	49,808	—	—
Derivative liabilities	7,171	7,171	—	106,667	—	(99,496)
Other Asset (Liability):
Standby letters of credit	(1,151)	(1,151)	—	(1,151)	—	—
Standby bond purchase agreements	6	6,016	—	6,016	—	—
Advance commitments	—	(6,241)	—	(6,241)	—	—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2017 and December 31, 2016 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the recorded investment. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 13.3

	03/31/2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$200,006	$—	$200,006	$—	$—
GSE obligations[2]	$1,564,310	$—	$1,564,310	$—	$—
U.S. obligation MBS[3]	665	—	665	—	—
GSE MBS[4]	937,335	—	937,335	—	—
Total trading securities	2,702,316	—	2,702,316	—	—
Available-for-sale securities:
GSE MBS[5]	1,124,924	—	1,124,924	—	—
Total available-for-sale securities	1,124,924	—	1,124,924	—	—
Derivative assets:
Interest-rate related	51,631	—	80,292	—	(28,661)
Mortgage delivery commitments	367	—	367	—	—
Total derivative assets	51,998	—	80,659	—	(28,661)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,879,238	$—	$3,907,899	$—	$(28,661)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,603	$—	$80,928	$—	$(78,325)
Mortgage delivery commitments	62	—	62	—	—
Total derivative liabilities	2,665	—	80,990	—	(78,325)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,665	$—	$80,990	$—	$(78,325)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$631	$—	$—	$631	$—
Impaired mortgage loans	1,769	—	—	1,769	—
Real estate owned	471	—	—	471	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,871	$—	$—	$2,871	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral, related accrued interest held or placed with the same clearing agent or derivative counterparty, and variation margin for daily settled contracts.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the three months ended March 31, 2017 and still outstanding as of March 31, 2017.

Table 13.4

	12/31/2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,563,351	$—	$1,563,351	$—	$—
U.S. obligation MBS[3]	690	—	690	—	—
GSE MBS[4]	938,747	—	938,747	—	—
Total trading securities	2,502,788	—	2,502,788	—	—
Available-for-sale securities:
GSE MBS[5]	1,091,721	—	1,091,721	—	—
Total available-for-sale securities	1,091,721	—	1,091,721	—	—
Derivative assets:
Interest-rate related	60,686	—	76,191	—	(15,505)
Mortgage delivery commitments	214	—	214	—	—
Total derivative assets	60,900	—	76,405	—	(15,505)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,655,409	$—	$3,670,914	$—	$(15,505)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$6,799	$—	$106,295	$—	$(99,496)
Mortgage delivery commitments	372	—	372	—	—
Total derivative liabilities	7,171	—	106,667	—	(99,496)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,171	$—	$106,667	$—	$(99,496)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,781	$—	$—	$4,781	$—
Impaired mortgage loans	1,205			$1,205
Real estate owned	1,086	—	—	1,086	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,072	$—	$—	$7,072	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or Finance Agency regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $915,106,348,000 and $946,829,735,000 as of March 31, 2017 and December 31, 2016, respectively.

Off-balance Sheet Commitments: As of March 31, 2017 and December 31, 2016, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	03/31/2017			12/31/2016
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,208,195	$15,656	$3,223,851	$2,995,497	$12,823	$3,008,320
Advance commitments outstanding	80,475	15,000	95,475	37,950	45,025	82,975
Commitments for standby bond purchases	413,922	780,074	1,193,996	210,349	1,002,669	1,213,018
Commitments to fund or purchase mortgage loans	116,453	—	116,453	90,013	—	90,013
Commitments to issue consolidated bonds, at par	72,500	—	72,500	45,000	—	45,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of March 31, 2017, outstanding standby letters of credit had terms to maturity upon issuance of the currently outstanding standby letters of credit of 4 days to 10 years with a final expiration in 2020. As of December 31, 2016, outstanding standby letters of credit had terms to maturity upon issuance of the currently outstanding standby letters of credit of 7 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,061,000 and $1,151,000 as of March 31, 2017 and December 31, 2016, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2020, though some are renewable at the option of the FHLBank. As of March 31, 2017 and December 31, 2016, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2017 and 2016.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $305,000 and $(158,000) as of March 31, 2017 and December 31, 2016, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information as of March 31, 2017 and December 31, 2016 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2017 or 2016 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

03/31/2017
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.3%	$257,369	21.8%	$257,869	19.0%
Bank of Oklahoma, NA	OK	500	0.3	246,694	20.9	247,194	18.2
TOTAL		$1,000	0.6%	$504,063	42.7%	$505,063	37.2%

Table 15.2

12/31/2016
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
Bank of Oklahoma, NA	OK	$500	0.3%	$219,755	20.6%	$220,255	17.9%
MidFirst Bank	OK	500	0.3	197,669	18.6	198,169	16.1
TOTAL		$1,000	0.6%	$417,424	39.2%	$418,424	34.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2017 and December 31, 2016 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	03/31/2017		12/31/2016		03/31/2017		12/31/2016
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$5,600,000	21.7%	$4,340,000	18.1%	$245	—%	$424	0.1%
Bank of Oklahoma, NA	5,200,000	20.1	4,800,000	20.0	8,816	1.5	54,145	9.1
TOTAL	$10,800,000	41.8%	$9,140,000	38.1%	$9,061	1.5%	$54,569	9.2%

MidFirst Bank and Bank of Oklahoma, NA did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2017 and 2016.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of March 31, 2017 and December 31, 2016 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	03/31/2017		12/31/2016
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$152,607	0.6%	$172,793	0.7%

Deposits	$12,542	2.2%	$12,329	2.1%

Class A Common Stock	$4,251	2.4%	$3,782	2.3%
Class B Common Stock	4,744	0.4	5,585	0.5
TOTAL CAPITAL STOCK	$8,995	0.7%	$9,367	0.8%

Table 15.5 presents mortgage loans acquired during the three months ended March 31, 2017 and 2016 for members that had an officer or director serving on the FHLBank’s board of directors in 2017 or 2016 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	Three Months Ended
	03/31/2017		03/31/2016
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$28,866	10.0%	$12,101	5.5%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2016, which includes audited financial statements and related notes for the year ended December 31, 2016. Our MD&A includes the following sections:

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2017	12/31/2016	09/30/2016	06/30/2016	03/31/2016
Statement of Condition (as of period end):
Total assets	$47,091,131	$45,216,749	$46,846,615	$46,491,136	$45,204,431
Investments[1]	14,286,143	13,609,653	13,392,337	13,444,589	13,134,315
Advances	25,822,945	23,985,835	26,723,461	26,182,562	25,435,390
Mortgage loans, net[2]	6,700,948	6,640,725	6,554,516	6,472,599	6,409,954
Total liabilities	44,961,702	43,254,301	44,788,060	44,474,365	43,198,558
Deposits	579,805	598,931	682,059	661,355	726,016
Consolidated obligation bonds, net[3]	21,670,348	20,722,335	18,383,598	16,753,990	17,150,133
Consolidated obligation discount notes, net[3]	22,505,730	21,775,341	25,518,065	26,887,678	25,159,376
Total consolidated obligations, net[3]	44,176,078	42,497,676	43,901,663	43,641,668	42,309,509
Mandatorily redeemable capital stock	2,264	2,670	3,025	4,356	3,433
Total capital	2,129,429	1,962,448	2,058,555	2,016,771	2,005,873
Capital stock	1,352,345	1,226,675	1,351,874	1,347,280	1,346,446
Total retained earnings	767,556	735,196	713,229	685,029	673,102
AOCI	9,528	577	(6,548)	(15,538)	(13,675)
Statement of Income (for the quarterly period ended):
Net interest income	66,672	64,992	63,140	64,182	64,870
(Reversal) provision for credit losses on mortgage loans	(45)	31	329	(212)	(257)
Other income (loss)	7,885	(2,135)	8,708	(13,887)	(6,516)
Other expenses	14,916	16,853	17,935	15,279	13,639
Income before assessments	59,686	45,973	53,584	35,228	44,972
Affordable Housing Program (AHP) assessments	5,970	4,599	5,361	3,526	4,498
Net income	53,716	41,374	48,223	31,702	40,474
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	64	73	73	72	73
Dividends paid in stock[4]	21,292	19,334	19,950	19,703	19,081
Weighted average dividend rate[5]	5.73%	5.28%	5.28%	5.30%	5.32%
Dividend payout ratio[6]	39.76%	46.91%	41.52%	62.38%	47.32%
Return on average equity	9.58%	7.50%	8.69%	5.82%	7.78%
Return on average assets	0.43%	0.34%	0.39%	0.26%	0.34%
Average equity to average assets	4.49%	4.55%	4.46%	4.49%	4.40%
Net interest margin[7]	0.54%	0.54%	0.51%	0.53%	0.55%
Total capital ratio[8]	4.52%	4.34%	4.39%	4.34%	4.44%
Regulatory capital ratio[9]	4.51%	4.34%	4.41%	4.38%	4.48%
Ratio of earnings to fixed charges[10]	1.58	1.56	1.65	1.44	1.58

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $1,617,000, $1,674,000, $1,660,000, $1,298,000 and $1,607,000 as of March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $14,000, $16,000, $22,000, $32,000 and $9,000 for the quarters ended March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

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

Net income increased $13.2 million, or 32.7 percent, to $53.7 million for the three months ended March 31, 2017 compared to $40.5 million for the same period in the prior year. The increase in net income was largely a result of fair value fluctuations on derivatives and hedging activities and trading securities compared to the prior year period, combined with an increase in net interest income of $1.8 million, or 2.8 percent. The increase in net interest income when compared to the same period in 2016 was due primarily to the maturing and callable debt replaced mid-2016 at a lower cost, and the general increase in market interest rates on interest-earning assets. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $1.9 billion, or 4.1 percent, from December 31, 2016 to March 31, 2017. This increase was due to a $1.8 billion, or 7.7 percent, increase in advances, mostly in our short-term fixed-rate advances. The growth in advances since 2014 has been largely attributed to the increase in dividend rates on our Class B Common Stock (from 5.0 percent to 6.0 percent in 2014, and from 6.0 percent to 6.5 percent in 2017), which effectively reduces the cost of our advances to our members and increases our members' ability to profitably deploy the funding. Changes in interest rates could reduce the benefit of the dividend as it relates to advances to our members, which could cause a significant decline in advances.

Total liabilities increased $1.7 billion, or 3.9 percent, from December 31, 2016 to March 31, 2017. This increase was due to a $0.7 billion increase in consolidated obligation discount notes and a $1.0 billion increase in consolidated obligation bonds. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on average equity (ROE) was 9.58 percent and 7.78 percent for the three months ended March 31, 2017 and 2016, respectively. Despite the increase in average capital caused by the increase in advances, the increase in net income resulted in an increase in ROE for the quarter ended March 31, 2017 compared to the prior year period.

Dividends paid to members totaled $21.4 million for the three months ended March 31, 2017 compared to $19.2 million for the same period in the prior year. While the dividend rate for Class A Common Stock remained at 1.00 percent, we increased the dividend rate for Class B Common Stock to 6.5 percent during the first quarter of 2017. Differences in the weighted average dividend rates between the last five quarters are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates include weekly exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

Finance Agency guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the Finance Agency’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio above 70 percent during 2017. Our ratio of average advances and average mortgage loans to average consolidated obligations based on par balances (core mission assets ratio) was 77 percent for the first quarter of 2017. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2017	03/31/2016
Market Instrument	Three-month	Three-month	03/31/2017	12/31/2016	03/31/2016
	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.70%	0.37%	0.50 to 1.00%	0.50 to 0.75%	0.25 to 0.50%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	0.50 to 1.00	0.25 to 0.50	0.50 to 1.00	0.50 to 0.75	0.25 to 0.50
3-month U.S. Treasury bill[1]	0.59	0.28	0.75	0.50	0.17
3-month LIBOR[1]	1.07	0.62	1.15	1.00	0.63
2-year U.S. Treasury note[1]	1.24	0.83	1.26	1.20	0.74
5-year U.S. Treasury note[1]	1.94	1.37	1.94	1.94	1.24
10-year U.S. Treasury note[1]	2.44	1.91	2.41	2.45	1.80
30-year residential mortgage note rate[2]	4.35	3.94	4.34	4.39	3.94

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the first quarter of 2017, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable; however, funding spreads began to deteriorate as the market began to price in the expectation of an increase in the target rate for overnight Federal funds. The FOMC confirmed market expectations by raising the target rate for overnight Federal funds in March 2017 for the second time in three months, amid positive economic indicators. Market participants are assigning a high probability of additional increases in 2017. The FOMC is currently maintaining its existing policy of reinvesting principal payments from its holdings of GSE debt and GSE MBS and of rolling over maturing U.S. Treasury securities at auction, but the FOMC has indicated that it intends to phase out reinvestments after it begins increasing the target range for the Federal funds rate, depending on economic conditions and outlook. The rates on U.S. Treasuries, GSE debt, and GSE MBS are likely to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities; as a result, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2017.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2017 vs. 03/31/2016
	Dollar Change	Percentage Change
Total interest income	$27,130	19.0%
Total interest expense	25,328	32.5
Net interest income	1,802	2.8
(Reversal) provision for credit losses on mortgage loans	212	82.5
Net interest income after mortgage loan loss provision	1,590	2.4
Net gain (loss) on trading securities	(44,517)	(90.5)
Net gain (loss) on derivatives and hedging activities	59,089	101.0
Other non-interest income	(171)	(6.2)
Total other income (loss)	14,401	221.0
Operating expenses	1,067	9.6
Other non-interest expenses	210	8.2
Total other expenses	1,277	9.4
AHP assessments	1,472	32.7
NET INCOME	$13,242	32.7%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended
	03/31/2017		03/31/2016
	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$43,301	25.5%	$36,491	25.6%
Advances	73,757	43.4	53,688	37.6
Mortgage loans held for portfolio	52,578	30.9	52,301	36.6
Other	301	0.2	327	0.2
TOTAL INTEREST INCOME	$169,937	100.0%	$142,807	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended March 31, 2017 was $53.7 million compared to $40.5 million for the three months ended March 31, 2016. The $13.2 million, or 32.7 percent, increase was due to net positive fair value fluctuations on derivatives and hedging activities and trading securities as a result of changes in interest rates, mortgage-related spreads and swap spreads. Net interest income increased $1.8 million for the three months ended March 31, 2017 due primarily to the maturing and callable debt replaced mid-2016 at a lower cost, and the general increase in market interest rates on interest-earning assets.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits and other borrowings, is the primary source of our earnings. The $1.8 million increase in net interest income for the three months ended March 31, 2017 compared to March 31, 2016 was due primarily to the maturing and callable debt replaced in 2016 at a lower cost and growth in the average balance of interest-earning assets, along with increases in average yields on advances and short-term investments (see Table 5). Net interest spread and net interest margin both decreased slightly in the first quarter of 2017 due to a 17 basis point increase in the average rate on borrowings between periods which was partially offset by the 15 basis point increase in the average yield on interest-earning assets between periods, all of which are discussed in greater detail below.

The average yield on investments, which consist of interest-bearing deposits, Federal funds sold, securities purchased under agreement to resell (reverse repurchase agreements), and investment securities, increased six basis points, from 1.22 percent for the quarter ended March 31, 2016 to 1.28 percent for the quarter ended March 31, 2017, as a result of compositional changes in the portfolio combined with increasing yields on most individual portfolios. The average yield on long-term investments decreased seven basis points due to maturities of fixed rate securities that were replaced with floating rate securities at lower rates. The average yield on short-term investments increased 27 basis points and the average balance of the portfolio increased $0.7 billion, largely as a result of attractive yields and spreads on reverse repurchase agreements and Federal funds sold.

The average yield on advances increased 26 basis points, from 0.74 percent for the three months ended March 31, 2016 to 1.00 percent for the three months ended March 31, 2017. The increase in the average yield on advances was due to the increase in short-term interest rates in conjunction with FOMC policy changes.

The average yield on mortgage loans decreased nine basis points, from 3.29 percent for the three months ended March 31, 2016 to 3.20 percent for the three months ended March 31, 2017. The decrease is a result of continued downward repricing of the portfolio as prepayments of higher-coupon loans have remained steady, along with the related premium acceleration (yields on mortgage loans decline as premiums are amortized; amortization accelerates as prepayments increase), combined with purchases of mortgage loans at lower average rates. Mortgage rates increased at the end of 2016 and are expected to increase slightly in 2017, and as a result premium amortization is likely to remain near or slightly lower than current levels, as prepayments tend to slow during periods of relatively stable or rising rates.

The average cost of consolidated obligation bonds increased 5 basis points to 1.27 percent for the three months ended March 31, 2017 compared to 1.22 percent for the three months ended March 31, 2016, and the average cost of discount notes increased 22 basis points over the same period, from 0.33 percent for the three months ended March 31, 2016 to 0.55 percent for the three months ended March 31, 2017 as a result of the increase in short-term interest rates between periods. During 2016, we were able to replace some maturing consolidated obligation bonds and called unswapped consolidated obligation bonds at a lower cost, which partially offset some of the increase in the average total cost. During the last half of 2016, the spread to LIBOR improved so we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to reduce our LIBOR basis risk. The average balance of bonds increased by $2.7 billion, or 14.4 percent, and the average balance of discount notes increased by $0.3 billion, or 1.2 percent. For further discussion of how we use bonds and discount notes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 7 and 8 under this Item 2), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	03/31/2017			03/31/2016
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$390,291	$648	0.67%	$372,738	$332	0.36%
Securities purchased under agreements to resell	2,510,667	4,150	0.67	2,658,791	3,029	0.46
Federal funds sold	2,410,322	4,290	0.72	1,556,451	1,395	0.36
Investment securities[1,2]	8,457,699	34,213	1.64	7,473,309	31,735	1.71
Advances[2,3]	29,990,390	73,757	1.00	29,008,281	53,688	0.74
Mortgage loans[2,4,5]	6,659,065	52,578	3.20	6,394,616	52,301	3.29
Other interest-earning assets	30,435	301	4.01	22,909	327	5.75
Total earning assets	50,448,869	169,937	1.36	47,487,095	142,807	1.21
Other non-interest-earning assets	166,517			120,511
Total assets	$50,615,386			$47,607,606

Interest-bearing liabilities:
Deposits	$551,534	582	0.43	$604,204	226	0.15
Consolidated obligations[2]:
Discount Notes	26,066,721	35,488	0.55	25,770,232	20,907	0.33
Bonds	21,385,696	67,103	1.27	18,701,468	56,729	1.22
Other borrowings	6,176	92	6.09	7,764	75	3.89
Total interest-bearing liabilities	48,010,127	103,265	0.87	45,083,668	77,937	0.70
Capital and other non-interest-bearing funds	2,605,259			2,523,938
Total funding	$50,615,386			$47,607,606

Net interest income and net interest spread[6]		$66,672	0.49%		$64,870	0.51%

Net interest margin[7]			0.54%			0.55%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.4 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

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

Table 6

	Three Months Ended
	03/31/2017 vs. 03/31/2016
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$16	$300	$316
Securities purchased under agreements to resell	(177)	1,298	1,121
Federal funds sold	1,034	1,861	2,895
Investment securities	4,034	(1,556)	2,478
Advances	1,874	18,195	20,069
Mortgage loans	2,122	(1,845)	277
Other assets	91	(117)	(26)
Total earning assets	8,994	18,136	27,130
Interest Expense:
Deposits	(21)	377	356
Consolidated obligations:
Discount notes	243	14,338	14,581
Bonds	8,368	2,006	10,374
Other borrowings	(18)	35	17
Total interest-bearing liabilities	8,572	16,756	25,328
Change in net interest income	$422	$1,380	$1,802

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

Tables 7 and 8 categorize the earnings impact by product for hedging activities (in thousands):

Table 7

	Three Months Ended 03/31/2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,342)	$—	$(456)	$—	$—	$—	$(1,798)
Net interest received (paid)	(15,149)	(2,715)	—	(15)	5,519	—	(12,360)
Subtotal	(16,491)	(2,715)	(456)	(15)	5,519	—	(14,158)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(112)	(547)	—	(36)	(635)	—	(1,330)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	7,468	—	—	780	—	8,248
Interest rate caps	—	(1,608)	—	—	—	—	(1,608)
Mortgage delivery commitments	—	—	490	—	—	—	490
Economic hedges – net interest received (paid)	—	(6,930)	—	—	1,747	—	(5,183)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(14)	(14)
Subtotal	(112)	(1,617)	490	(36)	1,892	(14)	603
Net impact of derivatives and hedging activities	(16,603)	(4,332)	34	(51)	7,411	(14)	(13,555)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	2,885	—	—	—	—	2,885
TOTAL	$(16,603)	$(1,447)	$34	$(51)	$7,411	$(14)	$(10,670)

Table 8

	Three Months Ended 03/31/2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,216)	$—	$(440)	$—	$—	$(1,656)
Net interest received (paid)	(24,218)	(2,337)	—	(60)	11,547	(15,068)
Subtotal	(25,434)	(2,337)	(440)	(60)	11,547	(16,724)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(434)	(1,353)	—	(287)	(416)	(2,490)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(46,639)	—	(4)	3,435	(43,208)
Interest rate caps/floors	—	(2,093)	—	—	—	(2,093)
Mortgage delivery commitments	—	—	1,549	—	—	1,549
Economic hedges – net interest received (paid)	—	(13,749)	—	4	1,501	(12,244)
Subtotal	(434)	(63,834)	1,549	(287)	4,520	(58,486)
Net impact of derivatives and hedging activities	(25,868)	(66,171)	1,109	(347)	16,067	(75,210)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	49,317	—	—	—	49,317
TOTAL	$(25,868)	$(16,854)	$1,109	$(347)	$16,067	$(25,893)

As reflected in Tables 7 and 8, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a much lesser degree. Net unrealized gains or losses on derivatives are generally a function of the level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading). The fair values of derivatives are also affected by the spread between the LIBOR swap curve and mortgage rates (interest rates swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the three-month period ended March 31, 2017, net unrealized gains and losses on derivatives and hedging activities increased net income by $59.1 million compared to the same period in 2016. The majority of the positive fair value fluctuations were related to the economic interest rate swaps hedging the multi-family GSE MBS. LIBOR increased between periods, which had a positive impact on the net interest settlements on interest rate swaps, resulting in an increase of $7.1 million in net income. Increases in swap spreads during the first half of 2016 caused fair value decreases for many of our derivatives, but especially interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities, resulting in unrealized losses of $36.1 million for the three months ended March 31, 2016. These spreads improved significantly towards the end of 2016 and into the first quarter of 2017, resulting in unrealized gains of $3.6 million for the current quarter. The fair values of the swapped multi-family GSE MBS investments decreased due to an increase in interest rates, resulting in a decrease in net unrealized gains of $35.6 million for the three months ended March 31, 2017, which are recorded in net gain (loss) on trading securities. All of these multi-family GSE MBS and associated interest rate swaps were purchased or entered into after May 2015 and are expected to create more income statement volatility than the interest rate swaps and related trading GSE debentures due to the relatively long length of the contracts and their relationship with mortgage rates, which tend to be more volatile than rates on GSE debentures. Unrealized gains of $3.9 million for the three months ended March 31, 2017 were attributable to the fair value changes of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap) and increases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by net unrealized losses of $0.1 million for the first quarter of 2017 attributable to the swapped GSE debentures, which are recorded in net gain (loss) on trading securities. Table 9 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 9

	Three Months Ended
	03/31/2017			03/31/2016
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$3,912	$(801)	$3,111	$(10,507)	$10,045	$(462)
GSE MBS	3,556	3,686	7,242	(36,132)	39,272	3,140
TOTAL	$7,468	$2,885	$10,353	$(46,639)	$49,317	$2,678

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

Table 10

	Three Months Ended
	03/31/2017	03/31/2016
Trading securities not hedged:
GSE debentures	$1,760	$129
U.S. obligation and GSE MBS	36	(242)
Short-term money market securities	6	—
Total trading securities not hedged	1,802	(113)
Trading securities hedged on an economic basis with derivatives:
GSE debentures	(801)	10,045
GSE MBS	3,686	39,272
Total trading securities hedged on an economic basis with derivatives	2,885	49,317
TOTAL	$4,687	$49,204

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE MBS. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 9 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the GSE debentures are affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and spreads, and these securities are swapped to one-month LIBOR. The unrealized gains on our fixed rate multi-family GSE MBS investments have decreased as a result of an increase in the general level of mortgage rates and mortgage-related spreads between periods. The changes in the relative level of interest rates and credit spreads since the first quarter of 2016 has also resulted in a decrease in unrealized gains on the GSE debentures for the three months ended March 31, 2017. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $1.3 million to $14.9 million for the three months ended March 31, 2017 compared to $13.6 million for the same period in the prior year. The largest component of operating expenses, compensation and benefits, increased by $0.7 million, or 8.7 percent, for the three months ended March 31, 2017 compared to the prior year period. The increase in compensation was due to the hiring of additional employees and an increase in the base salaries of existing employees, with a corresponding increase in incentive compensation. We expect to remain at or near the same levels of compensation and benefits expense as 2016 for 2017. We expect a moderate increase in occupancy expense in 2017 as we complete construction of a new office building later this year, and as a result, experience duplicative maintenance costs for a brief period. Other operating expense, which is primarily related to new software, is expected to increase during 2017 due to planned software implementations.

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

Adjusted net income increased $6.8 million for the three months ended March 31, 2017 compared to the same period in the prior year. The increase was due primarily to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting, partially offset by an increase in other expenses. Adjusted net interest income increased for the first quarter of 2017 compared to the same period in 2016 due to the positive net impact of the increase in LIBOR on net interest settlements between periods. Tables 11 and 12 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 11

	Three Months Ended
	03/31/2017	03/31/2016
Net income, as reported under GAAP	$53,716	$40,474
AHP assessments	5,970	4,498
Income before AHP assessments	59,686	44,972
Derivative (gains) losses[1]	(5,786)	46,242
Trading (gains) losses	(4,687)	(49,204)
Prepayment fees on terminated advances	(870)	(489)
Total excluded items	(11,343)	(3,451)
Adjusted income (a non-GAAP measure)	$48,343	$41,521

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on derivatives not qualifying for hedge accounting.

Table 12

	Three Months Ended
	03/31/2017	03/31/2016
Net interest income, as reported under GAAP	$66,672	$64,870
Net interest settlements on derivatives not qualifying for hedge accounting	(5,183)	(12,244)
Prepayment fees on terminated advances	(870)	(489)
Adjusted net interest income (a non-GAAP measure)	$60,619	$52,137

Table 13 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increase in adjusted ROE between the comparative periods is mostly a function of increases in adjusted net interest income, despite the increase in average capital as a result of the increase in advances. Adjusted ROE spread for the three months ended March 31, 2017 and 2016 is calculated as follows (dollar amounts in thousands):

Table 13

	Three Months Ended
	03/31/2017	03/31/2016
Average GAAP total capital for the period	$2,274,491	$2,092,538
ROE, based upon GAAP net income	9.58%	7.78%
Adjusted ROE, based upon adjusted income	8.62%	7.98%
Average overnight Federal funds effective rate	0.70%	0.37%
Adjusted ROE as a spread to average overnight Federal funds effective rate	7.92%	7.61%

Financial Condition
Overall: Total assets increased $1.9 billion, or 4.1 percent, from December 31, 2016 to March 31, 2017. This growth was due to continued growth in advances, although to a lesser extent than in prior periods. The FHLBank has been actively promoting the impact of the dividend paid on outstanding capital stock on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends since 2014 (and raised again in 2017 for our Class B Common Stock), which has resulted in increased utilization of advances, especially the line of credit product. We strive to maintain a ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio) of over 70 percent, so increases in the average balance of both advances and mortgages allows for growth in non-mission assets while maintaining our desired CMA ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

As a percentage of assets at March 31, 2017 compared to December 31, 2016, advances and investment securities increased slightly, while mortgage loans, and cash and short-term investments decreased. Advance balances fluctuate seasonally and tend to trend down at the end of a quarter, but the average balance of advances increased by $1.0 billion, or 3.4 percent, during the first quarter of 2017 compared to the first quarter of 2016. In terms of liabilities, the slight change in composition between discount notes and consolidated obligation bonds at March 31, 2017 compared to December 31, 2016 was due to an increase in the allocation of floating rate consolidated obligation bonds and a decrease in the allocation of discount notes in an effort to reduce our LIBOR basis risk. We were able to increase the allocation of consolidated obligation bonds due to an improvement in spreads during the last half of 2016 as a result of an increase in LIBOR rates and increased demand for consolidated obligations largely attributed to money market fund reforms. Table 14 presents the percentage concentration of the major components of our Statements of Condition:

Table 14

	Component Concentration
	03/31/2017	12/31/2016
Assets:
Cash and due from banks	0.2%	0.5%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.9	12.2
Investment securities	18.5	17.9
Advances	54.8	53.0
Mortgage loans, net	14.2	14.7
Overnight loans to other FHLBanks	—	1.3
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.2%	1.3%
Consolidated obligation discount notes, net	47.8	48.2
Consolidated obligation bonds, net	46.0	45.8
Other liabilities	0.5	0.4
Total liabilities	95.5	95.7

Capital:
Capital stock outstanding	2.9	2.7
Retained earnings	1.6	1.6
Accumulated other comprehensive income (loss)	—	—
Total capital	4.5	4.3
Total liabilities and capital	100.0%	100.0%

Table 15 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 15

	Increase (Decrease) in Components
	03/31/2017 vs. 12/31/2016
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(98,762)	(47.7)%
Investments[1]	676,490	5.0
Advances	1,837,110	7.7
Mortgage loans, net	60,223	0.9
Derivative assets, net	(8,902)	(14.6)
Overnight loans to other FHLBanks	(600,000)	(100.0)
Other assets	8,223	7.3
Total assets	$1,874,382	4.1%

Liabilities:
Deposits	$(19,126)	(3.2)%
Consolidated obligations, net	1,678,402	3.9
Derivative liabilities, net	(4,506)	(62.8)
Other liabilities	52,631	35.0
Total liabilities	1,707,401	3.9

Capital:
Capital stock outstanding	125,670	10.2
Retained earnings	32,360	4.4
Accumulated other comprehensive income (loss)	8,951	1,551.3
Total capital	166,981	8.5
Total liabilities and capital	$1,874,382	4.1%

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

Table 16 summarizes advances outstanding by product (dollar amounts in thousands):

Table 16

	03/31/2017		12/31/2016
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$10,059,381	39.0%	$9,634,491	40.2%
Regular adjustable rate advances	105,000	0.4	75,000	0.3
Adjustable rate callable advances	1,777,335	6.9	6,161,835	25.7
Standard housing and community development advances:
Adjustable rate callable advances	103,002	0.4	99,002	0.4
Total adjustable rate advances	12,044,718	46.7	15,970,328	66.6
Fixed rate:
Standard advance products:
Short-term fixed rate advances	6,266,915	24.3	452,545	1.9
Regular fixed rate advances	5,221,646	20.2	5,084,882	21.2
Fixed rate callable advances	10,545	—	39,445	0.2
Standard housing and community development advances:
Regular fixed rate advances	394,043	1.5	400,412	1.7
Fixed rate callable advances	4,373	—	4,000	—
Total fixed rate advances	11,897,522	46.0	5,981,284	25.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,027,342	4.0	1,147,392	4.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	404,222	1.6	409,926	1.7
Fixed rate callable amortizing advances	23,202	0.1	23,239	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	409,602	1.6	419,587	1.8
Fixed rate callable amortizing advances	8,565	—	8,759	—
Total amortizing advances	845,591	3.3	861,511	3.6
TOTAL PAR VALUE	$25,815,173	100.0%	$23,960,515	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on of our balance sheet at March 31, 2017 and December 31, 2016. The 7.7 percent increase in advance par value from December 31, 2016 (see Table 16) was due to an increase in fixed rate advances, mostly short-term, which was partially offset by a decrease in adjustable rate callable advances. The growth in short-term fixed rate advances is primarily a result of a single large member moving from adjustable rate advances to short-term fixed rate advances in order to reduce borrowing costs. Changes in interest rates could reduce the benefit of these short-term advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to remain near current levels as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview” under this Item 2), but we cannot predict member demand for our advance products.

As of March 31, 2017 and December 31, 2016, 63.2 percent and 65.7 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced since the latter half of 2014 is a result of a small number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the dividend rate on our Class B Common Stock, which we increased from 6.0 percent to 6.5 percent for the quarter ended March 31, 2017. We anticipate demand for advances to remain steady with these members. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what has occurred since the latter half of 2014.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.0 percent and 87.5 percent of our total advance portfolio as of March 31, 2017 and December 31, 2016, respectively.

Table 17 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 17

	03/31/2017		12/31/2016
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$5,600,000	21.7%	$4,340,000	18.1%
Bank of Oklahoma, NA	5,200,000	20.1	4,800,000	20.0
Capitol Federal Savings Bank	2,275,000	8.8	2,275,000	9.5
United of Omaha Life Insurance Co.	849,273	3.3	670,000	2.8
Bellco Credit Union	696,000	2.7
Mutual of Omaha Bank			556,000	2.3
TOTAL	$14,620,273	56.6%	$12,641,000	52.7%

Table 18 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 18

	Three Months Ended
	03/31/2017		03/31/2016
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$16,512	18.8%	$16,111	20.8%
Bank of Oklahoma, NA	11,188	12.7	7,357	9.5
MidFirst Bank	10,554	12.0	5,644	7.3
American Fidelity Assurance Co.	3,645	4.1	4,054	5.2
United of Omaha Life Insurance Co.	2,194	2.5
Security Benefit Life Insurance Co.			1,924	2.5
TOTAL	$44,093	50.1%	$35,090	45.3%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(15.1) million and $(24.2) million for the three months ended March 31, 2017 and 2016, respectively.

Table 4 presents the amount of interest income on advances as a percentage of total interest income for the three months ended March 31, 2017 and 2016.

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

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2017 was $0.3 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 0.9 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2016 to March 31, 2017. Net mortgage loans as a percentage of total assets decreased slightly from 14.7 percent as of December 31, 2016 to 14.2 percent as of March 31, 2017. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three months ended March 31, 2017 and 2016. Although mortgage loan balances have increased moderately over the last three years, the percentage of mortgage loan interest income to total interest income has declined, predominantly due to an increase in average advance balances as a percent of average total assets and the resulting increase in advance interest income.

The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. Recent reductions in the required CE obligation against current and past production may reduce our PFIs' risk-based capital requirements which may result in additional MPF portfolio growth. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2017.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We also recently began offering an MPF Government MBS product that similarly allows our PFIs to sell mortgages to FHLBank of Chicago that are pooled into Ginnie Mae securities. Both products are intended to enhance our ability to manage mortgage volumes and receive a counterparty fee from FHLBank of Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

The number of approved PFIs was 274 as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017, we purchased loans from 151 PFIs with no one PFI accounting for more than 9.0 percent of the total dollar volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2017 as we continue to educate our members about the improved execution and relative ease of use associated with the MPF Program and the previously discussed reduction in CE obligation available to PFIs. Table 19 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands).

Table 19

	03/31/2017		12/31/2016
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$287,119	4.4%	$273,386	4.2%
Tulsa Teachers Credit Union	246,029	3.7	242,312	3.7
Mutual of Omaha Bank	145,579	2.2	152,264	2.3
SAC Federal Credit Union	141,647	2.1	141,992	2.2
Mid-America Bank	134,719	2.0	131,419	2.0
TOTAL	$955,093	14.4%	$941,373	14.4%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2017 was 750 and 73.9 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The slight decrease in the allowance for credit losses as of March 31, 2017 was primarily attributable to a decrease in delinquent loans during the first quarter of 2017, despite an increase in the historical loss factor. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2016 to March 31, 2017 largely due to an increase in investment securities, primarily in MBS and, to a smaller extent, in certificates of deposit. The increase in long-term securities coincided with the increase in advances and mortgage loans, as growth in core mission assets, and corresponding increase in capital, allows for growth in non-mission assets while maintaining our desired core mission assets ratio. Consistent with Finance Agency guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Table 20

	03/31/2017	12/31/2016
Interest-bearing deposits	$400,000	$385,148
Federal funds sold	2,705,000	2,725,000
Certificates of deposit	200,006	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,305,006	$3,110,148

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

Finance Agency regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K for the year ended December 31, 2016. As of March 31, 2017, we were in compliance with all Finance Agency regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. In general, we treat members as any other market participant. However, since they are members and we have more access to specific financial information about our members, we have a lower capital requirement than for non-members, but members must still meet our credit ratings requirements. As of March 31, 2017, all unsecured investments were rated as investment grade based on NRSROs (see Table 24).

Table 21 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2017 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 21

Domicile of Counterparty	Overnight	Due 2 – 30 days	Total
Domestic	$475,000	$—	$475,000
U.S. subsidiaries of foreign commercial banks	—	—	—
Total domestic and U.S. subsidiaries of foreign commercial banks	475,000	—	475,000
U.S. Branches and agency offices of foreign commercial banks:
Sweden	1,030,000	—	1,030,000
Canada	400,000	200,006	600,006
Germany	400,000	—	400,000
Netherlands	400,000	—	400,000
Norway	400,000	—	400,000
Total U.S. Branches and agency offices of foreign commercial banks	2,630,000	200,006	2,830,006
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,105,000	$200,006	$3,305,006

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

According to Finance Agency regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of March 31, 2017, the amortized cost of our MBS portfolio represented 321 percent of our regulatory capital due to capital stock repurchases that occurred prior to year end. As of March 31, 2017, we held $4.8 billion of par value in MBS in our held-to-maturity portfolio, $1.1 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

Traditionally, if fixed rate securities were hedged with interest rate swaps, we would classify the securities as trading investments so that the changes in fair values of both the derivatives hedging the securities and the hedged securities are recorded in other income. However, during the third quarter of 2015, we began classifying our newly acquired swapped fixed rate multi-family GSE MBS as available-for-sale and designating the corresponding interest rate swaps as fair value benchmark hedges. See Note 3 of the Notes to Financial Statements under Item 1 of this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 22 (in thousands).

Table 22

	03/31/2017	12/31/2016
Trading securities:
Certificates of deposit	$200,006	$—
GSE debentures	1,564,310	1,563,351
Mortgage-backed securities:
U.S. obligation MBS	665	690
GSE MBS	937,335	938,747
Total trading securities	2,702,316	2,502,788
Available-for-sale securities:
GSE MBS	1,124,924	1,091,721
Total available-for-sale securities	1,124,924	1,091,721
Held-to-maturity securities:
State or local housing agency obligations	95,580	105,780
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	117,025	36,331
GSE MBS	4,542,231	4,250,547
Private-label residential MBS	97,906	109,566
Total held-to-maturity securities	4,852,742	4,502,224
Total securities	8,679,982	8,096,733

Interest-bearing deposits	401,161	387,920

Federal funds sold	2,705,000	2,725,000

Securities purchased under agreements to resell	2,500,000	2,400,000
TOTAL INVESTMENTS	$14,286,143	$13,609,653

The contractual maturities of our investments are summarized by security type in Table 23 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 23

	03/31/2017
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$200,006	$—	$—	$—	$200,006
GSE debentures	359,199	796,403	408,708	—	1,564,310
Mortgage-backed securities:
U.S. obligation MBS	—	—	114	551	665
GSE MBS	—	—	645,604	291,731	937,335
Total trading securities	559,205	796,403	1,054,426	292,282	2,702,316
Yield on trading securities	2.59%	0.88%	2.86%	2.85%
Available-for-sale securities:
GSE MBS	—	—	882,250	242,674	1,124,924
Total available-for-sale securities	—	—	882,250	242,674	1,124,924
Yield on available-for-sale securities	—%	—%	2.46%	2.93%
Held-to-maturity securities:
State or local housing agency obligations	—	2,565	—	93,015	95,580
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	117,025	117,025
GSE MBS	—	287,877	1,647,087	2,607,267	4,542,231
Private-label residential MBS	196	6,487	3,395	87,828	97,906
Total held-to-maturity securities	196	296,929	1,650,482	2,905,135	4,852,742
Yield on held-to-maturity securities	4.29%	1.51%	1.96%	1.81%

Total securities	559,401	1,093,332	3,587,158	3,440,091	8,679,982
Yield on total securities	2.59%	1.05%	2.34%	1.98%

Interest-bearing deposits	401,161	—	—	—	401,161

Federal funds sold	2,705,000	—	—	—	2,705,000

Securities purchased under agreements to resell	2,500,000	—	—	—	2,500,000
TOTAL INVESTMENTS	$6,165,562	$1,093,332	$3,587,158	$3,440,091	$14,286,143

Securities Ratings – Tables 24 and 25 present the carrying value of our investments by rating as of March 31, 2017 and December 31, 2016 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 24

	03/31/2017
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$1,161	$400,000	$—	$—	$—	$401,161

Federal funds sold[2]	—	630,000	2,075,000	—	—	—	2,705,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,500,000	2,500,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	200,006	—	—	—	—	200,006
GSE debentures	—	1,564,310	—	—	—	—	1,564,310
State or local housing agency obligations	65,580	30,000	—	—	—	—	95,580
Total non-mortgage-backed securities	65,580	1,794,316	—	—	—	—	1,859,896
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	117,690	—	—	—	—	117,690
GSE MBS	—	6,604,490	—	—	—	—	6,604,490
Private label residential MBS	189	2,724	6,841	39,586	48,543	23	97,906
Total mortgage-backed securities	189	6,724,904	6,841	39,586	48,543	23	6,820,086

TOTAL INVESTMENTS	$65,769	$9,150,381	$2,481,841	$39,586	$48,543	$2,500,023	$14,286,143

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $14.4 million at March 31, 2017.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 91 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 25

	12/31/2016
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$148	$2,772	$385,000	$—	$—	$—	$387,920

Federal funds sold[2]	—	600,000	2,125,000	—	—	—	2,725,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,400,000	2,400,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,563,351	—	—	—	—	1,563,351
State or local housing agency obligations	65,725	30,000	10,055	—	—	—	105,780
Total non-mortgage-backed securities	65,725	1,593,351	10,055	—	—	—	1,669,131
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	37,021	—	—	—	—	37,021
GSE MBS	—	6,281,015	—	—	—	—	6,281,015
Private label residential MBS	—	666	9,089	43,379	56,393	39	109,566
Total mortgage-backed securities	—	6,318,702	9,089	43,379	56,393	39	6,427,602

TOTAL INVESTMENTS	$65,873	$8,514,825	$2,529,144	$43,379	$56,393	$2,400,039	$13,609,653

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $13.3 million at December 31, 2016.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 26 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2017 and December 31, 2016 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 26

	03/31/2017	12/31/2016
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$817,628	$618,423
Variable rate	946,688	944,928
Non-mortgage-backed securities	1,764,316	1,563,351
Mortgage-backed securities:
Fixed rate	854,994	851,774
Variable rate	83,006	87,663
Mortgage-backed securities	938,000	939,437
Total trading securities	2,702,316	2,502,788
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,124,924	1,091,721
Total available-for-sale securities	1,124,924	1,091,721
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	95,580	105,780
Non-mortgage-backed securities	95,580	105,780
Mortgage-backed securities:
Fixed rate	220,173	236,612
Variable rate	4,536,989	4,159,832
Mortgage-backed securities	4,757,162	4,396,444
Total held-to-maturity securities	4,852,742	4,502,224
TOTAL	$8,679,982	$8,096,733

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS is less than one percent of total assets. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 27 presents a summary of the UPB of private-label MBS by interest rate type and by type of collateral (in thousands):

Table 27

	03/31/2017			12/31/2016
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$9,078	$54,948	$64,026	$10,924	$58,725	$69,649
Alt-A	13,554	29,658	43,212	16,361	33,497	49,858
TOTAL	$22,632	$84,606	$107,238	$27,285	$92,222	$119,507

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 28 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 28

03/31/2017
Private-label residential MBS:
UPB by credit rating:
Triple-A	$189
Double-A	2,725
Single-A	6,848
Triple-B	39,742
Double-B	15,548
Single-B	12,940
Triple-C	8,655
Double-C	2,128
Single-D	18,441
Unrated	22
TOTAL	$107,238

Amortized cost	$103,338
Unrealized losses	(5,292)
Fair value	99,465

OTTI:
Credit-related OTTI charge taken year-to-date	$37
Non-credit-related OTTI charge taken year-to-date	(33)
TOTAL	$4

Weighted average percentage of fair value to UPB	92.8%
Original weighted average credit support[1]	5.1
Weighted average credit support[1]	12.6
Weighted average collateral delinquency[2]	10.0

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Deposits: Total deposits decreased $19.1 million from December 31, 2016 to March 31, 2017. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 3.9 percent from December 31, 2016 to March 31, 2017. Discount notes decreased from 51.2 percent of total outstanding consolidated obligations as of December 31, 2016 to 50.9 percent as of March 31, 2017 as we increased our allocation of floating rate consolidated obligation bonds in an effort to reduce our LIBOR basis risk (i.e., the risk created by the difference between the amount of assets indexed to LIBOR compared to the amount of liabilities indexed to LIBOR). As discussed previously, we were able to replace some maturing and unswapped callable bonds with lower cost bonds during the second and third quarters of 2016, which has partially offset the increased cost of short-term debt. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the called debt because concession costs are amortized to contractual maturity. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days).

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

During the three months ended March 31, 2017, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $2.9 billion and $229.0 billion, respectively, compared to $1.4 billion and $140.3 billion for the same period in 2016. The large increase between periods reflects the cumulative effect of using a higher allocation of overnight discount notes during the first quarter of 2017. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio, but we funded a larger percentage of our assets with discount notes since the first half of 2016 due to market conditions that increased the cost of consolidated obligation bonds indexed or swapped to LIBOR. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At March 31, 2017, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, increased $0.4 billion, from $5.9 billion as of December 31, 2016 to $6.3 billion as of March 31, 2017, primarily due to increases in certificates of deposit and reverse repurchase agreements. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures was $1.5 billion at both March 31, 2017 and December 31, 2016. We held GSE MBS with a par value of $935.5 million and $940.6 million as of March 31, 2017 and December 31, 2016, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the three months ended March 31, 2017, advance disbursements totaled $118.1 billion compared to $35.0 billion for the same period in 2016. During the three months ended March 31, 2017, investment purchases (excluding overnight investments) totaled $1.0 billion compared to $0.5 billion for the same period in 2016. During the three months ended March 31, 2017, payments on consolidated obligation bonds and discount notes were $2.0 billion and $228.3 billion, respectively, compared to $4.1 billion and $137.0 billion for the same period in 2016, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of overnight discount notes during the first quarter of 2017.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $11.8 billion as of March 31, 2017. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the Finance Agency to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2017. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment balances. The weighted average remaining days to maturity of discount notes outstanding increased to 38 days as of March 31, 2017 from 32 days at December 31, 2016 as we issued discount notes with an original maturity of approximately one year during the first quarter of 2017 to fund longer term assets, in anticipation of an increase in interest rates. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 3 days as of both March 31, 2017 and December 31, 2016 because we held primarily short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio increased from 29 days on December 31, 2016 to 35 days on March 31, 2017 as a result of the increase in the weighted average remaining days to maturity of our discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 10.2 percent from December 31, 2016 to March 31, 2017, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan.

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

Table 29 provides a summary of member capital requirements under our current capital plan as of March 31, 2017 and December 31, 2016 (in thousands):

Table 29

Requirement	03/31/2017	12/31/2016
Asset-based (Class A Common Stock only)	$154,591	$156,291
Activity-based (additional Class B Common Stock)[1]	1,069,131	980,747
Total Required Stock[2]	1,223,722	1,137,038
Excess Stock (Class A and B Common Stock)	130,887	92,307
Total Stock[2]	$1,354,609	$1,229,345

Activity-based Requirements:
Advances[3]	$1,158,975	$1,075,517
AMA assets (mortgage loans)[4]	1,129	1,192
Total Activity-based Requirement	1,160,104	1,076,709
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	63,618	60,329
Total Required Stock[2]	$1,223,722	$1,137,038

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the Finance Agency’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of March 31, 2017 and December 31, 2016.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid for all of 2016 and 2017 and will continue to be effective until such time as it may be changed by our Board of Directors. With the current level of the overnight Federal funds target rate, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 30 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 30

Applicable Rate per Annum	03/31/2017	12/31/2016	09/30/2016	06/30/2016	03/31/2016
Class A Common Stock	1.00%	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.50	6.00	6.00	6.00	6.00
Weighted Average[1]	5.73	5.28	5.28	5.30	5.32
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.70%	0.45%	0.40%	0.37%	0.37%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 6.50 percent on Class B Common Stock in the first quarter of 2017 to provide a higher percentage payout of quarterly earnings to our members. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account (FLA) and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under private mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral valuation compliance with collateral eligibility and transaction margin requirements are monitored daily to limit secured credit risk on our reverse repurchase agreements. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs and private-label MBS rated triple-A at the time of purchase. Most of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. Almost all of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 28), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of seven securities that have experienced immaterial cash flow shortfalls. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We generally require collateral for unsecured credit exposure on uncleared derivative transactions. For some counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty depends on the credit rating of that counterparty. For other counterparties, collateral is required on all net unsecured credit exposure. For a counterparty with credit rating thresholds, a counterparty generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point. As a result of these risk mitigation initiatives, we do not anticipate any credit losses on our uncleared derivative transactions as of March 31, 2017.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2017.

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

Tables 31 and 32 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or Standard and Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 31

03/31/2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged From (To) Counterparty and Variation Margin for Daily Settled Contracts[1]	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$3,254,350	$25,218	$20,633	$4,585
Cleared derivatives[2]	669,563	10,702	3,299	7,403
Liability positions with credit exposure:
Uncleared derivatives[3]:
Single-A	2,590,954	(23,759)	(27,823)	4,064
Cleared derivatives[2]	2,839,122	(8,223)	(43,802)	35,579
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,353,989	$3,938	$(47,693)	$51,631

[1]	Includes variation margin for daily settled contracts of $(10,292,000) as of March 31, 2017.

[2]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[3]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 32

12/31/2016
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$896,943	$2,958	$—	$2,958
Single-A	2,424,306	22,615	20,408	2,207
Cleared derivatives[1]	819,470	9,427	782	8,645
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	2,646,762	(32,555)	(39,401)	6,846
Cleared derivatives[1]	2,957,331	(19,416)	(59,446)	40,030
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,744,812	$(16,971)	$(77,657)	$60,686

[1]	Represents derivative transactions cleared with Clearinghouses, which are not rated.

[2]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. We continue to cautiously place unsecured cross-border outstandings, with non-derivatives exposure concentrated in Canada, Germany, Netherlands, Norway and Sweden.

Table 33 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of March 31, 2017 (dollar amounts in thousands):

Table 33

	Sweden		Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$1,030,000	2.2%	$400,000	0.9%	$1,200,000	2.5%	$2,630,000	5.6%

Trading securities[3]	—	—	200,006	0.4	—	—	200,006	0.4

Derivative assets:
Net exposure at fair value	—		—		(21,458)		(21,458)
Cash collateral held	—		—		25,604		25,604
Net exposure after cash collateral	—	—	—	—	4,146	—	4,146	—

TOTAL	$1,030,000	2.2%	$600,006	1.3%	$1,204,146	2.5%	$2,834,152	6.0%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2017 were $1.2 billion (Netherlands, Norway, and Germany).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and Finance Agency liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, Finance Agency regulations and other Finance Agency guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2017.

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

We generally maintained stable access to the capital markets for the quarter ended March 31, 2017. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

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
None.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All of our DOE measurements were inside Board of Director established policy limits and operating ranges as of March 31, 2017. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 34 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2017	2.2	-1.0	2.3
12/31/2016	2.6	-1.0	3.0
09/30/2016	-0.1	-2.2	1.1
06/30/2016	2.1	-1.4	1.0
03/31/2016	1.8	0.9	1.1

The DOE as of March 31, 2017 decreased in the up and down 200 basis point shock scenarios and remained unchanged in the base scenario from December 31, 2016. The primary factors contributing to these changes in duration during the period were: (1) the slight decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with a slight decrease in the weighting of the portfolio as a percent of total assets; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the continued issuance of discount notes to fund the growth in advances.

The decrease in long-term interest rates during the first quarter of 2017 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. Even with the slight increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio decreased as an overall percentage of assets as expected and as the balance sheet expanded, decreasing from 14.7 percent of total assets as of December 31, 2016 to 14.2 percent as of March 31, 2017. With this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets change. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As discussed above, while long-term interest rates decreased based on period-end dates, interest rates continued to remain historically low throughout the quarter and as we continued to experience prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decrease in long-term interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten along with the fixed rate mortgage loan portfolio. This liability shortening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of declining interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2016. In addition, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios where the DOE decreased in the up and down 200 interest rate shock scenarios and remained unchanged in the base scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the GSE variable rate MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in GSE variable rate MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended March 31, 2017, we purchased $494.9 million of variable rate single-family GSE and U.S. obligation MBS and $73.2 million of variable rate multi-family GSE MBS. However, we did not purchase additional interest rate caps during the first quarter of 2017 because the investments did not contain interest rate cap exposure. In addition, we purchased $30.0 million fixed rate multi-family GSE MBS during the current quarter. These fixed rate securities were effectively swapped to LIBOR and impacted DOE only slightly since they are reflected as variable rate instruments and are further described in Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain (Loss) on Trading Securities."

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.6 months for March 31, 2017 and December 31, 2016. As discussed previously, the relatively stable performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the first quarter of 2017. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the Finance Agency.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of March 31, 2017, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

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

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2017	174	176	176
12/31/2016	177	181	179
09/30/2016	180	172	176
06/30/2016	169	170	170
03/31/2016	164	167	170

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

Tables 36 and 37 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative), excluding variation margin, for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 36

03/31/2017
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,376,510	$(2,091)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,025,342	(10,620)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	95,475	2,489
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	604,820	(12,210)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	852,343	(5,221)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,125,633	17,641
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,487,400	3,252
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	116,453	305
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	758,700	25,735
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	815,000	(1,080)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	40,000	(1,214)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	490,000	(3,107)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	630,000	(14,210)
TOTAL				$12,417,676	$(331)

Table 37

12/31/2016
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,360,835	$(14,485)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	30,000	60
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,145,392	(17,339)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	82,975	2,567
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	604,820	(16,376)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	852,810	(8,804)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,096,867	14,190
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,765,200	4,859
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	90,013	(158)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	149,361	370
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	830,680	26,425
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	750,000	(1,083)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	30,000	(1,174)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	420,000	(4,319)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	565,000	(14,995)
TOTAL				$12,773,953	$(30,262)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 9, 2017, and such risk factors are incorporated by reference herein.

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
10.1
Exhibit 10.1 to the Current Report on Form 8-K, filed January 11, 2017, Severance Agreement and General Release, entered into on December 29, 2016, with Mr. Fisher, is incorporated by reference as Exhibit 10.1.

10.2	Exhibit 10.1 to the Current Report on Form 8-K, filed January 18, 2017, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.2.
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

Federal Home Loan Bank of Topeka

May 4, 2017	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

May 4, 2017	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer