Form 10-Q
period 2017-06-30
Federal Home Loan Bank of Topeka
filed 2017-08-08
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
August 4, 2017
Class A Stock, par value $100 per share	2,002,648
Class B Stock, par value $100 per share	14,206,491

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2017	12/31/2016
ASSETS
Cash and due from banks	$492,290	$207,254
Interest-bearing deposits	431,053	387,920
Securities purchased under agreements to resell (Note 10)	2,650,000	2,400,000
Federal funds sold	3,520,000	2,725,000

Investment securities:
Trading securities (Note 3)	2,999,289	2,502,788
Available-for-sale securities (Note 3)	1,227,036	1,091,721
Held-to-maturity securities[1] (Note 3)	4,928,406	4,502,224
Total investment securities	9,154,731	8,096,733

Advances (Notes 4, 6)	26,443,416	23,985,835

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	6,841,417	6,642,399
Less allowance for credit losses on mortgage loans (Note 6)	(1,525)	(1,674)
Mortgage loans held for portfolio, net	6,839,892	6,640,725

Overnight loans to other FHLBanks	—	600,000
Accrued interest receivable	77,308	68,400
Premises, software and equipment, net	28,715	16,205
Derivative assets, net (Notes 7, 10)	56,543	60,900
Other assets	47,590	27,777

TOTAL ASSETS	$49,741,538	$45,216,749

LIABILITIES
Deposits (Note 8)	$496,015	$598,931

Consolidated obligations, net:
Discount notes (Note 9)	23,955,782	21,775,341
Bonds (Note 9)	22,882,026	20,722,335
Total consolidated obligations, net	46,837,808	42,497,676

Mandatorily redeemable capital stock (Note 11)	6,186	2,670
Accrued interest payable	50,517	49,808
Affordable Housing Program payable	39,451	33,242
Derivative liabilities, net (Notes 7, 10)	4,055	7,171
Other liabilities	70,101	64,803

TOTAL LIABILITIES	47,504,133	43,254,301

Commitments and contingencies (Note 14)

1    Fair value: $4,927,860 and $4,487,252 as of June 30, 2017 and December 31, 2016, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2017	12/31/2016

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,140 and 1,621 shares issued and outstanding) (Note 11)	$213,972	$162,143
Class B ($100 par value; 12,196 and 10,645 shares issued and outstanding) (Note 11)	1,219,648	1,064,532
Total capital stock	1,433,620	1,226,675

Retained earnings:
Unrestricted	646,569	611,226
Restricted	143,837	123,970
Total retained earnings	790,406	735,196

Accumulated other comprehensive income (loss) (Note 12)	13,379	577

TOTAL CAPITAL	2,237,405	1,962,448

TOTAL LIABILITIES AND CAPITAL	$49,741,538	$45,216,749

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
INTEREST INCOME:
Interest-bearing deposits	$995	$454	$1,643	$786
Securities purchased under agreements to resell	5,017	2,548	9,167	5,577
Federal funds sold	7,385	1,417	11,675	2,812
Trading securities	15,166	17,949	30,095	36,130
Available-for-sale securities	5,192	2,797	9,624	4,819
Held-to-maturity securities	17,546	11,799	32,398	23,331
Advances	95,246	56,722	168,133	109,921
Prepayment fees on terminated advances, net	300	120	1,170	609
Mortgage loans held for portfolio	49,948	50,992	102,526	103,293
Other	283	314	584	641
Total interest income	197,078	145,112	367,015	287,919

INTEREST EXPENSE:
Deposits	796	234	1,378	460
Consolidated obligations:
Discount notes	57,495	24,272	92,983	45,179
Bonds	73,379	56,318	140,482	113,047
Mandatorily redeemable capital stock (Note 11)	52	32	66	41
Other	79	74	157	140
Total interest expense	131,801	80,930	235,066	158,867

NET INTEREST INCOME	65,277	64,182	131,949	129,052
(Reversal) provision for credit losses on mortgage loans (Note 6)	20	(212)	(25)	(469)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	65,257	64,394	131,974	129,521

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	(6)	(1)	(10)	(65)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(81)	(4)	(114)	33
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(87)	(5)	(124)	(32)
Net gain (loss) on trading securities (Note 3)	8,394	18,526	13,081	67,730
Net gain (loss) on derivatives and hedging activities (Note 7)	(9,962)	(35,296)	(9,359)	(93,782)
Standby bond purchase agreement commitment fees	1,181	1,332	2,341	2,712
Letters of credit fees	972	903	1,910	1,755
Other	650	653	1,184	1,214
Total other income (loss)	1,148	(13,887)	9,033	(20,403)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
OTHER EXPENSES:
Compensation and benefits	$8,937	$8,711	$17,366	$16,462
Other operating	4,135	4,289	7,865	7,630
Federal Housing Finance Agency	696	698	1,448	1,507
Office of Finance	684	640	1,462	1,352
Other	1,261	941	2,488	1,967
Total other expenses	15,713	15,279	30,629	28,918

INCOME BEFORE ASSESSMENTS	50,692	35,228	110,378	80,200

Affordable Housing Program	5,074	3,526	11,044	8,024

NET INCOME	$45,618	$31,702	$99,334	$72,176

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Net income	$45,618	$31,702	$99,334	$72,176

Other comprehensive income (loss):
Net unrealized gain (loss) on available-for-sale securities:
Unrealized gain (loss)	3,382	(2,440)	11,867	2,302
Total net unrealized gain (loss) on available-for-sale securities	3,382	(2,440)	11,867	2,302

Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities:
Non-credit portion	—	—	(4)	(62)
Reclassification of non-credit portion included in net income	81	4	118	29
Accretion of non-credit portion	330	525	706	1,075
Total net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	411	529	820	1,042

Defined benefit pension plan:
Amortization of net loss	58	48	115	95
Total defined benefit pension plan	58	48	115	95

Total other comprehensive income (loss)	3,851	(1,863)	12,802	3,439

TOTAL COMPREHENSIVE INCOME	$49,469	$29,839	$112,136	$75,615

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752
Comprehensive income							57,741	14,435	72,176	3,439	75,615
Proceeds from issuance of capital stock	25	2,520	6,673	667,293	6,698	669,813					669,813
Repurchase/redemption of capital stock	(2,166)	(216,635)	(14)	(1,409)	(2,180)	(218,044)					(218,044)
Net reclassification of shares to mandatorily redeemable capital stock	(199)	(19,858)	(3,324)	(332,362)	(3,523)	(352,220)					(352,220)
Net transfer of shares between Class A and Class B	2,422	242,185	(2,422)	(242,185)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(145)		(145)		(145)
Stock issued			388	38,784	388	38,784	(38,784)		(38,784)		—
Balance at June 30, 2016	1,879	$187,895	11,594	$1,159,385	13,473	$1,347,280	$578,978	$106,051	$685,029	$(15,538)	$2,016,771

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							79,467	19,867	99,334	12,802	112,136
Proceeds from issuance of capital stock	7	678	8,541	854,070	8,548	854,748					854,748
Repurchase/redemption of capital stock	(2,672)	(267,239)	(7)	(642)	(2,679)	(267,881)					(267,881)
Net reclassification of shares to mandatorily redeemable capital stock	(27)	(2,758)	(4,212)	(421,155)	(4,239)	(423,913)					(423,913)
Net transfer of shares between Class A and Class B	3,211	321,148	(3,211)	(321,148)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.5%):
Cash payment							(133)		(133)		(133)
Stock issued			440	43,991	440	43,991	(43,991)		(43,991)		—
Balance at June 30, 2017	2,140	$213,972	12,196	$1,219,648	14,336	$1,433,620	$646,569	$143,837	$790,406	$13,379	$2,237,405

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2017	06/30/2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,334	$72,176
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	5,834	(279)
Concessions on consolidated obligations	2,385	6,550
Premiums and discounts on investments, net	2,118	1,039
Premiums, discounts and commitment fees on advances, net	(2,985)	(3,204)
Premiums, discounts and deferred loan costs on mortgage loans, net	12,314	9,171
Fair value adjustments on hedged assets or liabilities	2,514	2,838
Premises, software and equipment	1,051	1,032
Other	115	95
(Reversal) provision for credit losses on mortgage loans	(25)	(469)
Non-cash interest on mandatorily redeemable capital stock	65	37
Net other-than-temporary impairment losses on held-to-maturity securities	124	32
Net realized (gain) loss on sale of premises and equipment	76	(39)
Other adjustments	8	(386)
Net (gain) loss on trading securities	(13,081)	(67,730)
(Gain) loss due to change in net fair value adjustment on derivative and hedging activities	5,521	101,902
(Increase) decrease in accrued interest receivable	(8,920)	1,295
Change in net accrued interest included in derivative assets	(311)	(3,462)
(Increase) decrease in other assets	(4,778)	(1,805)
Increase (decrease) in accrued interest payable	711	(8,746)
Change in net accrued interest included in derivative liabilities	(1,310)	537
Increase (decrease) in Affordable Housing Program liability	6,209	3,050
Increase (decrease) in other liabilities	(4,669)	(2,912)
Total adjustments	2,966	38,546
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	102,300	110,722

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2017	06/30/2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(30,641)	$(438,106)
Net (increase) decrease in securities purchased under resale agreements	(250,000)	951,573
Net (increase) decrease in Federal funds sold	(795,000)	177,000
Net (increase) decrease in short-term trading securities	(600,000)	—
Proceeds from maturities of and principal repayments on long-term trading securities	116,580	260,818
Purchases of long-term trading securities	—	(393,445)
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	2,608	1,206
Purchases of long-term available-for-sale securities	(123,072)	(519,528)
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	590,656	374,708
Purchases of long-term held-to-maturity securities	(1,023,784)	(291,225)
Principal collected on advances	249,243,765	62,092,887
Advances made	(251,714,909)	(64,622,951)
Principal collected on mortgage loans	454,880	468,194
Purchases of mortgage loans	(667,033)	(558,419)
Proceeds from sale of foreclosed assets	894	2,719
Purchases of other long-term assets	(16,500)	—
Principal collected on other loans made	1,248	1,167
Net (increase) decrease in loans to other FHLBanks	600,000	—
Proceeds from sale of premises, software and equipment	48	1
Purchases of premises, software and equipment	(12,690)	(3,177)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(4,222,950)	(2,496,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(97,833)	(119,812)
Net proceeds from issuance of consolidated obligations:
Discount notes	470,882,328	265,946,231
Bonds	7,902,828	8,111,112
Payments for maturing and retired consolidated obligations:
Discount notes	(468,714,770)	(260,877,617)
Bonds	(5,737,680)	(11,227,650)
Net increase (decrease) in other borrowings	16,500	—
Proceeds from financing derivatives	—	14,600
Net interest payments received (paid) for financing derivatives	(11,959)	(30,639)
Proceeds from issuance of capital stock	854,748	669,813
Payments for repurchase/redemption of capital stock	(267,881)	(218,044)
Payments for repurchase of mandatorily redeemable capital stock	(420,462)	(350,640)
Cash dividends paid	(133)	(145)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,405,686	1,917,209
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	285,036	(468,647)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,254	682,670
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$492,290	$214,023

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2017	06/30/2016
Supplemental disclosures:
Interest paid	$222,676	$157,187
Affordable Housing Program payments	$5,010	$5,352
Net transfers of mortgage loans to other assets	$1,324	$627
Change in capital expenditures incurred but reserved for construction holdback	$995	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2017

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

Classification of Certain Cash Receipts and Cash Payments. In August 2016, FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2018, and early adoption is permitted. This guidance should be applied using a retrospective transition method to each period presented. This guidance is not expected to have an impact on the FHLBank's statement of cash flows.

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

The guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment (OTTI) charge had been recognized before the effective date. The FHLBank has formed an internal working group that has begun its implementation efforts by identifying key interpretive issues and potential impacts to processes and systems that will eventually determine the magnitude of the impact on the FHLBank's financial condition, results of operations and cash flows.

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

Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, FASB issued amendments to improve the recognition, measurement, presentation and disclosure of financial instruments through changes to existing GAAP. The provisions impacting the FHLBank include the elimination of the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost, the requirement to use the notion of exit price when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of asset (i.e., securities or loans and receivables) on the statement of financial condition or in the notes to financial statements. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank. The FHLBank has concluded that this guidance will impact disclosures related to the fair value of financial instruments. However, this guidance is not expected to have an impact on the FHLBank's financial condition, results of operations or cash flows.

Revenue Recognition. In May 2014, FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, FASB voted to defer the effective date of the new standard by one year. In addition, in March 2016, FASB issued amendments to clarify the implementation guidance on principal versus agent considerations, in particular, relating to how an entity should determine whether the entity is a principal or an agent for each specified good or service promised to the customer and the nature of each specified good or service. The amendments do not change the core principle in the new revenue standard. The standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, which is January 1, 2018 for the FHLBank. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the adoption of this guidance has limited potential for impact to the FHLBank. The FHLBank has completed an analysis of its sources of revenue that fall within the scope of the guidance and does not expect the new guidance to have a material impact on its financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of June 30, 2017 and December 31, 2016 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2017	12/31/2016
Non-mortgage-backed securities:
Certificates of deposit	$599,959	$—
GSE obligations[1]	1,458,009	1,563,351
Non-mortgage-backed securities	2,057,968	1,563,351
Mortgage-backed securities:
U.S. obligation MBS[2]	638	690
GSE MBS[3]	940,683	938,747
Mortgage-backed securities	941,321	939,437
TOTAL	$2,999,289	$2,502,788

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the three and six months ended June 30, 2017 and 2016 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Net gains (losses) on trading securities held as of June 30, 2017	$9,216	$24,494	$15,122	$79,092
Net gains (losses) on trading securities sold or matured prior to June 30, 2017	(822)	(5,968)	(2,041)	(11,362)
NET GAIN (LOSS) ON TRADING SECURITIES	$8,394	$18,526	$13,081	$67,730

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2017 are summarized in Table 3.3 (in thousands):

Table 3.3

	06/30/2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,205,824	$21,333	$(121)	$1,227,036
TOTAL	$1,205,824	$21,333	$(121)	$1,227,036

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2016 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,082,376	$9,396	$(51)	$1,091,721
TOTAL	$1,082,376	$9,396	$(51)	$1,091,721

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of June 30, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$96,224	$(121)	$—	$—	$96,224	$(121)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$96,224	$(121)	$—	$—	$96,224	$(121)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2017 are summarized in Table 3.7 (in thousands):

Table 3.7

	06/30/2017
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$94,775	$—	$94,775	$95	$(5,673)	$89,197
Non-mortgage-backed securities	94,775	—	94,775	95	(5,673)	89,197
Mortgage-backed securities:
U.S. obligation MBS[1]	139,463	—	139,463	323	(108)	139,678
GSE MBS[2]	4,604,767	—	4,604,767	16,836	(14,572)	4,607,031
Private-label residential MBS	94,422	(5,021)	89,401	5,198	(2,645)	91,954
Mortgage-backed securities	4,838,652	(5,021)	4,833,631	22,357	(17,325)	4,838,663
TOTAL	$4,933,427	$(5,021)	$4,928,406	$22,452	$(22,998)	$4,927,860

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2016 are summarized in Table 3.8 (in thousands):

Table 3.8

	12/31/2016
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$105,780	$—	$105,780	$98	$(5,707)	$100,171
Non-mortgage-backed securities	105,780	—	105,780	98	(5,707)	100,171
Mortgage-backed securities:
U.S obligation MBS[1]	36,331	—	36,331	—	(201)	36,130
GSE MBS[2]	4,250,547	—	4,250,547	12,044	(22,071)	4,240,520
Private-label residential MBS	115,407	(5,841)	109,566	4,869	(4,004)	110,431
Mortgage-backed securities	4,402,285	(5,841)	4,396,444	16,913	(26,276)	4,387,081
TOTAL	$4,508,065	$(5,841)	$4,502,224	$17,011	$(31,983)	$4,487,252

[1]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.9 summarizes the held-to-maturity securities with unrealized losses as of June 30, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.9

	06/30/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$24,327	$(5,673)	$24,327	$(5,673)
Non-mortgage-backed securities	—	—	24,327	(5,673)	24,327	(5,673)
Mortgage-backed securities:
U.S. obligation MBS[2]	43,558	(67)	18,109	(41)	61,667	(108)
GSE MBS[3]	442,662	(695)	1,653,297	(13,877)	2,095,959	(14,572)
Private-label residential MBS	54	(1)	73,672	(3,905)	73,726	(3,906)
Mortgage-backed securities	486,274	(763)	1,745,078	(17,823)	2,231,352	(18,586)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$486,274	$(763)	$1,769,405	$(23,496)	$2,255,679	$(24,259)

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2017 and December 31, 2016 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	06/30/2017			12/31/2016
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	2,420	2,420	2,420	2,710	2,710	2,710
Due after five years through 10 years	—	—	—	10,055	10,055	10,048
Due after 10 years	92,355	92,355	86,777	93,015	93,015	87,413
Non-mortgage-backed securities	94,775	94,775	89,197	105,780	105,780	100,171
Mortgage-backed securities	4,838,652	4,833,631	4,838,663	4,402,285	4,396,444	4,387,081
TOTAL	$4,933,427	$4,928,406	$4,927,860	$4,508,065	$4,502,224	$4,487,252

Other-than-temporary Impairment: For the 20 outstanding private-label securities with OTTI during the lives of the securities, the FHLBank’s reported balances as of June 30, 2017 are presented in Table 3.12 (in thousands):

Table 3.12

	06/30/2017
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$8,777	$7,778	$7,168	$8,198
Alt-A	25,423	22,742	18,331	22,369
TOTAL	$34,200	$30,520	$25,499	$30,567

Table 3.13 presents a roll-forward of OTTI activity for the three and six months ended June 30, 2017 and 2016 related to credit losses recognized in earnings (in thousands):

Table 3.13

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Balance, beginning of period	$7,470	$7,776	$7,502	$7,785
Additional charge on securities for which OTTI was not previously recognized	6	1	6	1
Additional charge on securities for which OTTI was previously recognized[1]	81	4	118	31
Amortization of credit component of OTTI[2]	(137)	(185)	(206)	(221)
Balance, end of period	$7,420	$7,596	$7,420	$7,596

[1]
For the three months ended June 30, 2017 and 2016, securities previously impaired represent all securities that were impaired prior to April 1, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, securities previously impaired represent all securities that were impaired prior to January 1, 2017 and 2016, respectively.

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

As of June 30, 2017, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2017 and December 31, 2016, the FHLBank had advances outstanding at interest rates ranging from 0.66 percent to 7.41 percent and 0.46 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Table 4.1

	06/30/2017		12/31/2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,454,342	1.41%	$12,601,183	1.03%
Due after one year through two years	1,818,036	1.69	2,019,260	1.96
Due after two years through three years	944,565	1.92	1,073,881	1.47
Due after three years through four years	1,105,677	2.12	781,339	1.96
Due after four years through five years	705,482	2.09	848,112	2.15
Thereafter	7,403,557	1.55	6,636,740	1.19
Total par value	26,431,659	1.53%	23,960,515	1.24%
Discounts	(10,993)		(13,977)
Hedging adjustments	22,750		39,297
TOTAL	$26,443,416		$23,985,835

The FHLBank’s advances outstanding include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances). The FHLBank’s advances as of June 30, 2017 and December 31, 2016 include callable advances totaling $6,998,828,000 and $6,336,280,000, respectively. Of these callable advances, there were $6,952,202,000 and $6,260,837,000 of variable rate advances as of June 30, 2017 and December 31, 2016, respectively.

Convertible advances allow the FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, the FHLBank purchases put options from a member that allow the FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. As of June 30, 2017 and December 31, 2016, the FHLBank had convertible advances outstanding totaling $977,342,000 and $1,147,392,000, respectively.

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of June 30, 2017 and December 31, 2016 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	06/30/2017	12/31/2016	06/30/2017	12/31/2016
Due in one year or less	$20,974,042	$18,411,727	$14,597,842	$12,897,983
Due after one year through two years	1,524,177	1,752,403	1,771,036	1,800,460
Due after two years through three years	792,016	750,126	1,002,665	1,168,381
Due after three years through four years	965,856	666,059	1,202,727	808,139
Due after four years through five years	534,933	755,753	901,782	945,462
Thereafter	1,640,635	1,624,447	6,955,607	6,340,090
TOTAL PAR VALUE	$26,431,659	$23,960,515	$26,431,659	$23,960,515

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of June 30, 2017 and December 31, 2016 (in thousands):

Table 4.3

	06/30/2017	12/31/2016
Fixed rate:
Due in one year or less	$2,374,966	$2,400,382
Due after one year	5,468,391	5,589,805
Total fixed rate	7,843,357	7,990,187
Variable rate:
Due in one year or less	12,079,376	10,200,801
Due after one year	6,508,926	5,769,527
Total variable rate	18,588,302	15,970,328
TOTAL PAR VALUE	$26,431,659	$23,960,515

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2017 and December 31, 2016 on mortgage loans held for portfolio (in thousands):

Table 5.1

	06/30/2017	12/31/2016
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,298,010	$1,353,938
Fixed rate, long-term, single-family mortgages	5,437,906	5,182,103
Total unpaid principal balance	6,735,916	6,536,041
Premiums	102,523	103,665
Discounts	(2,584)	(2,276)
Deferred loan costs, net	319	387
Other deferred fees	(72)	(85)
Hedging adjustments	5,315	4,667
Total before Allowance for Credit Losses on Mortgage Loans	6,841,417	6,642,399
Allowance for Credit Losses on Mortgage Loans	(1,525)	(1,674)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$6,839,892	$6,640,725

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of June 30, 2017 and December 31, 2016 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2017	12/31/2016
Conventional loans	$6,073,415	$5,899,924
Government-guaranteed or insured loans	662,501	636,117
TOTAL UNPAID PRINCIPAL BALANCE	$6,735,916	$6,536,041

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

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2017 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2017 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.1

	06/30/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$1,617	$—	$—	$—	$1,617
Net (charge-offs) recoveries	(112)	—	—	—	(112)
(Reversal) provision for credit losses	20	—	—	—	20
Balance, end of three-month period	$1,525	$—	$—	$—	$1,525

Balance, beginning of six-month period	$1,674	$—	$—	$—	$1,674
Net (charge-offs) recoveries	(124)	—	—	—	(124)
(Reversal) provision for credit losses	(25)	—	—	—	(25)
Balance, end of six-month period	$1,525	$—	$—	$—	$1,525

Allowance for credit losses, end of period:
Individually evaluated for impairment	$33	$—	$—	$—	$33
Collectively evaluated for impairment	1,492	—	—	—	1,492

Recorded investment, end of period:
Individually evaluated for impairment	$10,878	$—	$26,472,708	$16,130	$26,499,716
Collectively evaluated for impairment	6,186,559	676,480	—	—	6,863,039
Total	$6,197,437	$676,480	$26,472,708	$16,130	$33,362,755

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.2 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2016 as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2016 (in thousands):

Table 6.2

	06/30/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Balance, beginning of three-month period	$1,607	$—	$—	$—	$1,607
Net (charge-offs) recoveries	(97)	—	—	—	(97)
(Reversal) provision for credit losses	(212)	—	—	—	(212)
Balance, end of three-month period	$1,298	$—	$—	$—	$1,298

Balance, beginning of six-month period	$1,972	$—	$—	$—	$1,972
Net (charge-offs) recoveries	(205)	—	—	—	(205)
(Reversal) provision for credit losses	(469)	—	—	—	(469)
Balance, end of six-month period	$1,298	$—	$—	$—	$1,298

Allowance for credit losses, end of period:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,298	—	—	—	1,298

Recorded investment, end of period:
Individually evaluated for impairment	$12,722	$—	$26,208,296	$18,598	$26,239,616
Collectively evaluated for impairment	5,832,702	659,475	—	—	6,492,177
Total	$5,845,424	$659,475	$26,208,296	$18,598	$32,731,793

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses.

Table 6.3 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of June 30, 2017 (dollar amounts in thousands):

Table 6.3

	06/30/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$33,521	$15,586	$—	$—	$49,107
Past due 60-89 days delinquent	9,465	6,690	—	—	16,155
Past due 90 days or more delinquent	7,416	2,403	—	—	9,819
Total past due	50,402	24,679	—	—	75,081
Total current loans	6,147,035	651,801	26,472,708	16,130	33,287,674
Total recorded investment	$6,197,437	$676,480	$26,472,708	$16,130	$33,362,755

Other delinquency statistics:
In process of foreclosure, included above[2]	$3,894	$1,163	$—	$—	$5,057
Serious delinquency rate[3]	0.1%	0.4%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$2,403	$—	$—	$2,403
Loans on non-accrual status[4]	$14,435	$—	$—	$—	$14,435

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,365,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Individually Evaluated Impaired Loans: Table 6.5 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of June 30, 2017 and December 31, 2016 (in thousands):

Table 6.5

	06/30/2017			12/31/2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$10,738	$10,683	$—	$11,834	$11,776	$—
With an allowance	140	139	33	—	—	—
TOTAL	$10,878	$10,822	$33	$11,834	$11,776	$—

Table 6.6 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three and six months ended June 30, 2017 and 2016 (in thousands):

Table 6.6

	Three Months Ended				Six Months Ended
	06/30/2017		06/30/2016		06/30/2017		06/30/2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$10,887	$54	$12,661	$65	$11,269	$128	$11,991	$147
With an allowance	46	(4)	—	—	24	(4)	—	—
TOTAL	$10,933	$50	$12,661	$65	$11,293	$124	$11,991	$147

The FHLBank had $2,761,000 and $2,608,000 classified as real estate owned (REO) recorded in other assets as of June 30, 2017 and December 31, 2016, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values (excluding fair value adjustments related to variation margin on daily settled contracts) of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2017 and December 31, 2016 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments, cash collateral, and variation margin for daily settled contracts.

Table 7.1

	06/30/2017			12/31/2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,351,869	$53,446	$43,586	$7,896,110	$70,683	$65,471
Total derivatives designated as hedging relationships	7,351,869	53,446	43,586	7,896,110	70,683	65,471
Derivatives not designated as hedging instruments:
Interest rate swaps	1,975,374	171	35,011	2,022,630	649	40,824
Interest rate caps/floors	2,487,400	2,065	—	2,765,200	4,859	—
Mortgage delivery commitments	119,050	38	413	90,013	214	372
Total derivatives not designated as hedging instruments	4,581,824	2,274	35,424	4,877,843	5,722	41,196
TOTAL	$11,933,693	55,720	79,010	$12,773,953	76,405	106,667
Netting adjustments, cash collateral, and variation margin for daily settled contracts[1]		823	(74,955)		(15,505)	(99,496)
DERIVATIVE ASSETS AND LIABILITIES		$56,543	$4,055		$60,900	$7,171

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions as well as cash collateral, including initial or variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty, and includes fair value adjustments on derivatives for which variation margin is characterized as a daily settled contract. Cash collateral posted was $89,911,000 and $105,481,000 as of June 30, 2017 and December 31, 2016, respectively. Cash collateral received was $15,689,000 and $21,490,000 as of June 30, 2017 and December 31, 2016, respectively. Variation margin for daily settled contracts was $1,556,000 as of June 30, 2017.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three and six months ended June 30, 2017 and 2016, the FHLBank recorded net gain (loss) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,864)	$(1,820)	$(3,194)	$(4,310)
Total net gain (loss) related to fair value hedge ineffectiveness	(1,864)	(1,820)	(3,194)	(4,310)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(3,405)	(21,421)	4,843	(64,629)
Interest rate caps/floors	(1,186)	(1,623)	(2,794)	(3,716)
Net interest settlements	(4,436)	(11,871)	(9,619)	(24,115)
Mortgage delivery commitments	923	1,439	1,413	2,988
Total net gain (loss) related to derivatives not designated as hedging instruments	(8,104)	(33,476)	(6,157)	(89,472)
Other[1]	6	—	(8)	—
NET GAIN (LOSS) ON DERIVATIVES AND HEDGING ACTIVITIES	$(9,962)	$(35,296)	$(9,359)	$(93,782)

[1]	Amount represents price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended June 30, 2017 and 2016, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	06/30/2017				06/30/2016
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$(4,985)	$4,262	$(723)	$(13,936)	$(16,092)	$16,217	$125	$(23,758)
Investments	(8,880)	8,138	(742)	(2,199)	(23,405)	21,650	(1,755)	(3,000)
Consolidated obligation bonds	2,342	(2,741)	(399)	3,641	(3,971)	3,771	(200)	9,014
Consolidated obligation discount notes	—	—	—	—	98	(88)	10	15
TOTAL	$(11,523)	$9,659	$(1,864)	$(12,494)	$(43,370)	$41,550	$(1,820)	$(17,729)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the six months ended June 30, 2017 and 2016, the FHLBank recorded net gain (loss) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Six Months Ended
	06/30/2017				06/30/2016
	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gain (Loss) on Derivatives	Gain (Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$13,131	$(13,966)	$(835)	$(30,427)	$(71,873)	$71,564	$(309)	$(49,192)
Investments	(5,614)	4,325	(1,289)	(4,914)	(46,220)	43,112	(3,108)	(5,337)
Consolidated obligation bonds	(1,878)	844	(1,034)	9,160	2,766	(3,382)	(616)	20,561
Consolidated obligation discount notes	16	(52)	(36)	(15)	182	(459)	(277)	(45)
TOTAL	$5,655	$(8,849)	$(3,194)	$(26,196)	$(115,145)	$110,835	$(4,310)	$(34,013)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $16,117,000 and $21,112,000 as of June 30, 2017 and December 31, 2016, respectively. The counterparty was the same for both periods.

Certain of the FHLBank’s uncleared derivative instruments contain provisions that require the FHLBank to post additional collateral with its counterparties if there is deterioration in the FHLBank’s credit rating. If the FHLBank’s credit rating is lowered by a Nationally Recognized Statistical Rating Organization (NRSRO), the FHLBank may be required to deliver additional collateral on uncleared derivative instruments in net liability positions. The aggregate fair value of all uncleared derivative instruments with derivative counterparties containing credit-risk-related contingent features that were in a net derivative liability position (before cash collateral and related accrued interest) as of June 30, 2017 and December 31, 2016 was $2,897,000 and $4,779,000, respectively, for which the FHLBank has posted no collateral. If the FHLBank’s credit rating had been lowered one level (e.g., from double-A to single-A), the FHLBank would not have been required to deliver additional collateral to its uncleared derivative counterparties as of June 30, 2017 and December 31, 2016, respectively.

The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to represent daily settlement payments rather than collateral. Variation margin related to LCH.Clearnet LLC contracts continues to be characterized as cash collateral. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2017 and December 31, 2016.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of June 30, 2017 and December 31, 2016 (in thousands):

Table 8.1

	06/30/2017	12/31/2016
Interest-bearing:
Demand	$247,397	$269,341
Overnight	201,400	278,200
Total interest-bearing	448,797	547,541
Non-interest-bearing:
Demand	47,218	51,390
Total non-interest-bearing	47,218	51,390
TOTAL DEPOSITS	$496,015	$598,931

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Table 9.1

	06/30/2017		12/31/2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,804,625	1.18%	$11,001,615	0.92%
Due after one year through two years	3,808,500	1.26	2,460,440	1.46
Due after two years through three years	1,053,950	1.55	1,190,750	1.51
Due after three years through four years	1,108,450	1.57	739,600	1.56
Due after four years through five years	956,300	1.75	1,215,600	1.60
Thereafter	4,130,100	2.48	4,088,400	2.39
Total par value	22,861,925	1.49%	20,696,405	1.37%
Premiums	21,951		26,812
Discounts	(2,230)		(2,342)
Concession fees	(9,677)		(9,441)
Hedging adjustments	10,057		10,901
TOTAL	$22,882,026		$20,722,335

The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2017 and December 31, 2016 includes callable bonds totaling $6,157,000,000 and $6,097,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2017 and December 31, 2016 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	06/30/2017	12/31/2016
Due in one year or less	$17,809,625	$16,581,615
Due after one year through two years	3,382,500	2,275,440
Due after two years through three years	648,950	694,750
Due after three years through four years	358,450	389,600
Due after four years through five years	226,300	190,600
Thereafter	436,100	564,400
TOTAL PAR VALUE	$22,861,925	$20,696,405

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2017 and December 31, 2016 (in thousands):

Table 9.3

	06/30/2017	12/31/2016
Simple variable rate	$11,707,000	$9,537,000
Fixed rate	10,079,925	10,164,405
Fixed to variable rate	605,000	545,000
Step	430,000	420,000
Range	40,000	30,000
TOTAL PAR VALUE	$22,861,925	$20,696,405

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

Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2017	$23,955,782	$23,981,553	0.96%

December 31, 2016	$21,775,341	$21,784,924	0.47%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties and variation margin for daily settled contracts, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2017 and December 31, 2016 (in thousands):

Table 10.1

06/30/2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition[1]	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[2]	Net Amount
Derivative assets:
Uncleared derivatives	$39,675	$(32,321)	$7,354	$(38)	$7,316
Cleared derivatives[3]	16,045	33,144	49,189	—	49,189
Total derivative assets	55,720	823	56,543	(38)	56,505
Securities purchased under agreements to resell	2,650,000	—	2,650,000	(2,650,000)	—
TOTAL	$2,705,720	$823	$2,706,543	$(2,650,038)	$56,505

[1]	Represents netting adjustments, cash collateral, and variation margin for daily settled contracts.

[2]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

[3]	Variation margin for daily settled contracts of $1,556,000 is included with gross amounts offset in the Statement of Condition.

Table 10.2

12/31/2016
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$51,765	$(39,540)	$12,225	$(214)	$12,011
Cleared derivatives	24,640	24,035	48,675	—	48,675
Total derivative assets	76,405	(15,505)	60,900	(214)	60,686
Securities purchased under agreements to resell	2,400,000	—	2,400,000	(2,400,000)	—
TOTAL	$2,476,405	$(15,505)	$2,460,900	$(2,400,214)	$60,686

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statement of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties and variation margin for daily settled contracts, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2017 and December 31, 2016 (in thousands):

Table 10.3

06/30/2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition[1]	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[2]	Net Amount
Derivative liabilities:
Uncleared derivatives	$46,510	$(42,455)	$4,055	$(413)	$3,642
Cleared derivatives	32,500	(32,500)	—	—	—
Total derivative liabilities	79,010	(74,955)	4,055	(413)	3,642
TOTAL	$79,010	$(74,955)	$4,055	$(413)	$3,642

[1]	Represents netting adjustments and cash collateral.

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

NOTE 11 – CAPITAL

Capital Requirements: The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the Federal Housing Finance Agency's (FHFA) capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.

•
Risk-based capital. The FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the FHFA. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by the FHLBank to satisfy its risk-based capital requirement. The FHFA may require the FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the FHFA has not placed any such requirement on the FHLBank to date.

•
Total regulatory capital. The GLB Act requires the FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio. Total regulatory capital is defined as the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital. The FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times, divided by total assets.

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

Table 11.1

	06/30/2017		12/31/2016
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$344,984	$2,014,097	$333,044	$1,800,372
Total regulatory capital-to-asset ratio	4.0%	4.5%	4.0%	4.3%
Total regulatory capital	$1,989,662	$2,230,212	$1,808,670	$1,964,541
Leverage capital ratio	5.0%	6.5%	5.0%	6.3%
Leverage capital	$2,487,077	$3,237,260	$2,260,837	$2,864,727

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2017 and 2016 (in thousands):

Table 11.2

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Balance, beginning of period	$2,264	$3,433	$2,670	$2,739
Capital stock subject to mandatory redemption reclassified from equity during the period	250,518	191,986	423,913	352,220
Redemption or repurchase of mandatorily redeemable capital stock during the period	(246,648)	(191,094)	(420,462)	(350,640)
Stock dividend classified as mandatorily redeemable capital stock during the period	52	31	65	37
Balance, end of period	$6,186	$4,356	$6,186	$4,356

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2017 and December 31, 2016 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	06/30/2017	12/31/2016
Year 1	$501	$192
Year 2	—	1
Year 3	—	—
Year 4	247	—
Year 5	3,793	641
Past contractual redemption date due to remaining activity[1]	1,645	1,836
TOTAL	$6,186	$2,670

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2017, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA implemented the prompt corrective action (PCA) provisions of the Housing and Economic Recovery Act of 2008. The rule established four capital classifications (i.e., adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) for FHLBanks and implemented the PCA provisions that apply to FHLBanks that are not deemed to be adequately capitalized. The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the first quarter of 2017, the FHLBank has been classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended June 30, 2017 and 2016 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2016	$(3,835)	$(7,437)	$(2,403)	$(13,675)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	(2,440)			(2,440)
Accretion of non-credit loss		525		525
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		4		4
Amortization of net loss - defined benefit pension plan[2]			48	48
Net current period other comprehensive income (loss)	(2,440)	529	48	(1,863)
Balance at June 30, 2016	$(6,275)	$(6,908)	$(2,355)	$(15,538)

Balance at March 31, 2017	$17,830	$(5,432)	$(2,870)	$9,528
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	3,382			3,382
Accretion of non-credit loss		330		330
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		81		81
Amortization of net loss - defined benefit pension plan[2]			58	58
Net current period other comprehensive income (loss)	3,382	411	58	3,851
Balance at June 30, 2017	$21,212	$(5,021)	$(2,812)	$13,379

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the six months ended June 30, 2017 and 2016 (in thousands):

Table 12.2

	Six Months Ended
	Net Unrealized Gain (Loss) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Losses on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	2,302			2,302
Non-credit OTTI losses		(62)		(62)
Accretion of non-credit loss		1,075		1,075
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		29		29
Amortization of net loss - defined benefit pension plan[2]			95	95
Net current period other comprehensive income (loss)	2,302	1,042	95	3,439
Balance at June 30, 2016	$(6,275)	$(6,908)	$(2,355)	$(15,538)

Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577
Other comprehensive income (loss) before reclassification:
Unrealized gain (loss)	11,867			11,867
Non-credit OTTI losses		(4)		(4)
Accretion of non-credit loss		706		706
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		118		118
Amortization of net loss - defined benefit pension plan[2]			115	115
Net current period other comprehensive income (loss)	11,867	820	115	12,802
Balance at June 30, 2017	$21,212	$(5,021)	$(2,812)	$13,379

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2017 and December 31, 2016.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three and six months ended June 30, 2017 and 2016.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of June 30, 2017 and December 31, 2016 are summarized in Tables 13.1 and 13.2 (in thousands). These values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Table 13.1

	06/30/2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$492,290	$492,290	$492,290	$—	$—	$—
Interest-bearing deposits	431,053	431,053	—	431,053	—	—
Securities purchased under agreements to resell	2,650,000	2,650,000	—	2,650,000	—	—
Federal funds sold	3,520,000	3,520,000	—	3,520,000	—	—
Trading securities	2,999,289	2,999,289	—	2,999,289	—	—
Available-for-sale securities	1,227,036	1,227,036	—	1,227,036	—	—
Held-to-maturity securities	4,928,406	4,927,860	—	4,746,709	181,151	—
Advances	26,443,416	26,477,881	—	26,477,881	—	—
Mortgage loans held for portfolio, net of allowance	6,839,892	6,977,009	—	6,975,480	1,529	—
Accrued interest receivable	77,308	77,308	—	77,308	—	—
Derivative assets	56,543	56,543	—	55,720	—	823
Liabilities:
Deposits	496,015	496,015	—	496,015	—	—
Consolidated obligation discount notes	23,955,782	23,955,132	—	23,955,132	—	—
Consolidated obligation bonds	22,882,026	22,796,903	—	22,796,903	—	—
Mandatorily redeemable capital stock	6,186	6,186	6,186	—	—	—
Accrued interest payable	50,517	50,517	—	50,517	—	—
Derivative liabilities	4,055	4,055	—	79,010	—	(74,955)
Other Asset (Liability):
Industrial revenue bonds	16,500	15,480	—	15,480	—	—
Financing lease payable	(16,500)	(15,480)	—	(15,480)	—	—
Standby letters of credit	(1,064)	(1,064)	—	(1,064)	—	—
Standby bond purchase agreements	218	3,927	—	3,927	—	—
Advance commitments	—	(7,735)	—	(7,735)	—	—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral, related accrued interest held or placed with the same clearing agent or derivative counterparty, and variation margin for daily settled contracts. Variation margin for daily settled contracts of $1,556,000 is included with derivative assets.

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

Fair Value Methodologies and Techniques and Significant Inputs:
Changes in the FHLBank's fair value methodologies and techniques and significant inputs for the period ended June 30, 2017 include the following:

Industrial Revenue Bonds and Financing Lease Payable: The fair values for the industrial revenue bonds and the financing lease payable are estimated using the present value of future payments discounted using the Consolidated Obligation curve (CO curve) published by the Office of Finance. The CO curve is an internal curve constructed by the Office of Finance using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. See Note 14 for additional information on the industrial revenue bonds and related financing lease.

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2017 and December 31, 2016 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the recorded investment. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 13.3

	06/30/2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$599,959	$—	$599,959	$—	$—
GSE obligations[2]	1,458,009	—	1,458,009	—	—
U.S. obligation MBS[3]	638	—	638	—	—
GSE MBS[4]	940,683	—	940,683	—	—
Total trading securities	2,999,289	—	2,999,289	—	—
Available-for-sale securities:
GSE MBS[5]	1,227,036	—	1,227,036	—	—
Total available-for-sale securities	1,227,036	—	1,227,036	—	—
Derivative assets:
Interest-rate related	56,505	—	55,682	—	823
Mortgage delivery commitments	38	—	38	—	—
Total derivative assets	56,543	—	55,720	—	823
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,282,868	$—	$4,282,045	$—	$823

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$3,642	$—	$78,597	$—	$(74,955)
Mortgage delivery commitments	413	—	413	—	—
Total derivative liabilities	4,055	—	79,010	—	(74,955)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$4,055	$—	$79,010	$—	$(74,955)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$2,144	$—	$—	$2,144	$—
Impaired mortgage loans	1,534	—	—	1,534	—
Real estate owned	555	—	—	555	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,233	$—	$—	$4,233	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral, related accrued interest held or placed with the same clearing agent or derivative counterparty, and variation margin for daily settled contracts.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Freddie Mac, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the six months ended June 30, 2017 and still outstanding as of June 30, 2017.

Table 13.4

	12/31/2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,563,351	$—	$1,563,351	$—	$—
U.S. obligation MBS[3]	690	—	690	—	—
GSE MBS[4]	938,747	—	938,747	—	—
Total trading securities	2,502,788	—	2,502,788	—	—
Available-for-sale securities:
GSE MBS[5]	1,091,721	—	1,091,721	—	—
Total available-for-sale securities	1,091,721	—	1,091,721	—	—
Derivative assets:
Interest-rate related	60,686	—	76,191	—	(15,505)
Mortgage delivery commitments	214	—	214	—	—
Total derivative assets	60,900	—	76,405	—	(15,505)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,655,409	$—	$3,670,914	$—	$(15,505)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$6,799	$—	$106,295	$—	$(99,496)
Mortgage delivery commitments	372	—	372	—	—
Total derivative liabilities	7,171	—	106,667	—	(99,496)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,171	$—	$106,667	$—	$(99,496)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,781	$—	$—	$4,781	$—
Impaired mortgage loans	1,205			$1,205
Real estate owned	1,086	—	—	1,086	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,072	$—	$—	$7,072	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided by the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or FHFA regulation, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $964,682,516,000 and $946,829,735,000 as of June 30, 2017 and December 31, 2016, respectively.

Off-balance Sheet Commitments: As of June 30, 2017 and December 31, 2016, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	06/30/2017			12/31/2016
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,039,415	$16,523	$3,055,938	$2,995,497	$12,823	$3,008,320
Advance commitments outstanding	74,475	69,475	143,950	37,950	45,025	82,975
Commitments for standby bond purchases	594,412	545,497	1,139,909	210,349	1,002,669	1,213,018
Commitments to fund or purchase mortgage loans	119,050	—	119,050	90,013	—	90,013
Commitments to issue consolidated bonds, at par	—	—	—	45,000	—	45,000

Commitments to Extend Credit: Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the FHLBank and its member or non-member housing associate. If the FHLBank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized advance to the member. As of June 30, 2017, outstanding standby letters of credit had terms to maturity upon issuance of the currently outstanding standby letters of credit of 4 days to 10 years with a final expiration in 2020. As of December 31, 2016, outstanding standby letters of credit had terms to maturity upon issuance of the currently outstanding standby letters of credit of 7 days to 10 years with a final expiration in 2020. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,064,000 and $1,151,000 as of June 30, 2017 and December 31, 2016, respectively. Standby letters of credit are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2020, though some are renewable at the option of the FHLBank. As of June 30, 2017 and December 31, 2016, the total commitments for bond purchases were with two in-district and one out-of-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three and six months ended June 30, 2017 and 2016.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(375,000) and $(158,000) as of June 30, 2017 and December 31, 2016, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Other Commitments: On June 28, 2017, the FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on the FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to the FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by the FHLBank. The County assigned the lease to the bond trustee for the FHLBank's benefit as the sole holder of the IRBs. The FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in the FHLBank's statement of financial condition. The IRBs and the equivalent liability are included in the FHLBank's statement of financial condition in Other Assets and Other Liabilities, respectively. The FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2017. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. The bond trustee for the transaction is BOKF, N.A., a related party disclosed in Note 15. As bond trustee, BOKF, N.A. received trustee fees of $11,000. As of June 30, 2017, $16,500,000 of the IRBs were issued and outstanding.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information as of June 30, 2017 and December 31, 2016 on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock in 2017 or 2016 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

06/30/2017
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$27,450	12.7%	$246,664	20.2%	$274,114	19.0%
MidFirst Bank	OK	500	0.2	233,663	19.1	234,163	16.3
TOTAL		$27,950	12.9%	$480,327	39.3%	$508,277	35.3%

Table 15.2

12/31/2016
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$500	0.3%	$219,755	20.6%	$220,255	17.9%
MidFirst Bank	OK	500	0.3	197,669	18.6	198,169	16.1
TOTAL		$1,000	0.6%	$417,424	39.2%	$418,424	34.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2017 and December 31, 2016 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	06/30/2017		12/31/2016		06/30/2017		12/31/2016
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$5,200,000	19.7%	$4,800,000	20.0%	$9,215	1.9%	$54,145	9.1%
MidFirst Bank	5,100,000	19.3	4,340,000	18.1	236	—	424	0.1
TOTAL	$10,300,000	39.0%	$9,140,000	38.1%	$9,451	1.9%	$54,569	9.2%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2017 and 2016.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of June 30, 2017 and December 31, 2016 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	06/30/2017		12/31/2016
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$169,754	0.6%	$172,793	0.7%

Deposits	$9,695	2.0%	$12,329	2.1%

Class A Common Stock	$8,966	4.1%	$3,782	2.3%
Class B Common Stock	7,754	0.6	5,585	0.5
TOTAL CAPITAL STOCK	$16,720	1.2%	$9,367	0.8%

Table 15.5 presents mortgage loans acquired during the three and six months ended June 30, 2017 and 2016 for members that had an officer or director serving on the FHLBank’s board of directors in 2017 or 2016 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	Three Months Ended				Six Months Ended
	06/30/2017		06/30/2016		06/30/2017		06/30/2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$26,126	7.1%	$21,602	6.6%	$54,992	8.4%	$33,703	6.1%

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services to our members. The FHLBanks, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System, which consists of 11 district FHLBanks. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the FHFA, an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance that facilitates the issuance and servicing of the consolidated obligations. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings, and the issuance of capital stock.

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of the FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances, standby letters of credit, and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in the Capital Stock Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of the FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are UPBs outstanding). At our discretion, we may repurchase excess stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2017	03/31/2017	12/31/2016	09/30/2016	06/30/2016
Statement of Condition (as of period end):
Total assets	$49,741,538	$47,091,131	$45,216,749	$46,846,615	$46,491,136
Investments[1]	15,755,784	14,286,143	13,609,653	13,392,337	13,444,589
Advances	26,443,416	25,822,945	23,985,835	26,723,461	26,182,562
Mortgage loans, net[2]	6,839,892	6,700,948	6,640,725	6,554,516	6,472,599
Total liabilities	47,504,133	44,961,702	43,254,301	44,788,060	44,474,365
Deposits	496,015	579,805	598,931	682,059	661,355
Consolidated obligation bonds, net[3]	22,882,026	21,670,348	20,722,335	18,383,598	16,753,990
Consolidated obligation discount notes, net[3]	23,955,782	22,505,730	21,775,341	25,518,065	26,887,678
Total consolidated obligations, net[3]	46,837,808	44,176,078	42,497,676	43,901,663	43,641,668
Mandatorily redeemable capital stock	6,186	2,264	2,670	3,025	4,356
Total capital	2,237,405	2,129,429	1,962,448	2,058,555	2,016,771
Capital stock	1,433,620	1,352,345	1,226,675	1,351,874	1,347,280
Total retained earnings	790,406	767,556	735,196	713,229	685,029
AOCI	13,379	9,528	577	(6,548)	(15,538)
Statement of Income (for the quarterly period ended):
Net interest income	65,277	66,672	64,992	63,140	64,182
(Reversal) provision for credit losses on mortgage loans	20	(45)	31	329	(212)
Other income (loss)	1,148	7,885	(2,135)	8,708	(13,887)
Other expenses	15,713	14,916	16,853	17,935	15,279
Income before assessments	50,692	59,686	45,973	53,584	35,228
Affordable Housing Program (AHP) assessments	5,074	5,970	4,599	5,361	3,526
Net income	45,618	53,716	41,374	48,223	31,702
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	69	64	73	73	72
Dividends paid in stock[4]	22,699	21,292	19,334	19,950	19,703
Weighted average dividend rate[5]	5.74%	5.73%	5.28%	5.28%	5.30%
Dividend payout ratio[6]	49.91%	39.76%	46.91%	41.52%	62.38%
Return on average equity	7.64%	9.58%	7.50%	8.69%	5.82%
Return on average assets	0.35%	0.43%	0.34%	0.39%	0.26%
Average equity to average assets	4.54%	4.49%	4.55%	4.46%	4.49%
Net interest margin[7]	0.50%	0.54%	0.54%	0.51%	0.53%
Total capital ratio[8]	4.50%	4.52%	4.34%	4.39%	4.34%
Regulatory capital ratio[9]	4.48%	4.51%	4.34%	4.41%	4.38%
Ratio of earnings to fixed charges[10]	1.38	1.58	1.56	1.65	1.44

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $1,525,000, $1,617,000, $1,674,000, $1,660,000 and $1,298,000 as of June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $52,000, $14,000, $16,000, $22,000 and $32,000 for the quarters ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.

[6]
Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although the FHFA regulation requires dividends be paid out of known income prior to declaration date.

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

Net income increased $13.9 million, or 43.9 percent, to $45.6 million for the three months ended June 30, 2017 compared to $31.7 million for the same period in the prior year. Net income increased $27.2 million, or 37.6 percent, to $99.3 million for the six months ended June 30, 2017 compared to $72.2 million for the same period in the prior year. The increase in net income was largely a result of fair value fluctuations on derivatives and hedging activities and trading securities compared to the prior year period, combined with an increase in net interest income of $1.1 million, or 1.7 percent and $2.9 million, or 2.2 percent, for the three and six months ended June 30, 2017, respectively. The increase in net interest income when compared to the same periods in 2016 was due to growth in advances, a reduction in long-term debt costs as a result of the decline in rates during the last half of 2016, and an increase in money market investments, which includes Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $4.5 billion, or 10.0 percent, from December 31, 2016 to June 30, 2017. This increase was due to a $2.5 billion, or 10.2 percent, increase in advances, mostly in our line of credit advances, and a $2.1 billion increase in investments driven by an increase in money market investments and MBS. The growth in advances since 2014 has been largely attributed to the increase in dividend rates on our Class B Common Stock (from 5.0 percent to 6.0 percent in 2014, and from 6.0 percent to 6.5 percent in 2017), which effectively reduces the cost of our advances to our members and increases our members' ability to profitably deploy the funding. Changes in interest rates could reduce the benefit of the dividend as it relates to advances to our members, which could cause a significant decline in advances.

Total liabilities increased $4.2 billion, or 9.8 percent, from December 31, 2016 to June 30, 2017. This increase was due to a $2.2 billion increase in consolidated obligation discount notes and a $2.2 billion increase in consolidated obligation bonds. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on average equity (ROE) was 7.64 percent and 5.82 percent for the three months ended June 30, 2017 and 2016, respectively and 8.58 percent and 6.78 percent for the six months ended June 30, 2017 and 2016, respectively. Despite the increase in average capital related to the increase in advances, the overall increase in net income resulted in an increase in ROE for the three and six months ended June 30, 2017 compared to the prior year periods.

Dividends paid to members totaled $44.1 million for the six months ended June 30, 2017 compared to $38.9 million for the same period in the prior year. While the dividend rate for Class A Common Stock remained at 1.00 percent, we increased the dividend rate for Class B Common Stock to 6.50 percent during the first quarter of 2017. Differences in the weighted average dividend rates between the last five quarters are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods and the increase in the dividend rate for Class B stock during the first quarter of 2017. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include weekly exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio above 70 percent during 2017. Our ratio of average advances and average mortgage loans to average consolidated obligations based on par balances (core mission assets ratio) was 77 percent for the six months ended June 30, 2017. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Market Instrument	Three-month	Three-month	Six-month	Six-month	06/30/2017	12/31/2016	06/30/2016
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Overnight Federal funds effective/target rate[1]	0.95%	0.37%	0.83%	0.37%	1.00 to 1.25%	0.50 to 0.75%	0.25 to 0.50%
Federal Open Market Committee (FOMC) target rate for overnight Federal funds[1]	1.00 to 1.25	0.25 to 0.50	0.75 to 1.25	0.25 to 0.50	1.00 to 1.25	0.50 to 0.75	0.25 to 0.50
3-month U.S. Treasury bill[1]	0.90	0.25	0.75	0.27	1.01	0.50	0.26
3-month LIBOR[1]	1.21	0.64	1.14	0.63	1.30	1.00	0.65
2-year U.S. Treasury note[1]	1.29	0.77	1.26	0.80	1.37	1.20	0.60
5-year U.S. Treasury note[1]	1.81	1.24	1.87	1.30	1.86	1.94	1.02
10-year U.S. Treasury note[1]	2.26	1.75	2.35	1.83	2.28	2.45	1.48
30-year residential mortgage note rate[2]	4.19	3.82	4.27	3.88	4.20	4.39	3.75

[1]	Source is Bloomberg (overnight Federal funds rate is the effective rate for the averages and the target rate for the ending rates).

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the first half of 2017, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable; however, funding spreads relative to LIBOR have been deteriorating on the short end of the curve since the beginning of 2017, while spreads on longer tenors have improved. The FOMC confirmed market expectations by raising the target rate for overnight Federal funds in June 2017 for the second time this year, amid positive economic indicators, but market participants are assigning a low probability of an additional increase in 2017. The FOMC is currently maintaining its existing policy of reinvesting principal payments from its holdings of GSE debt and GSE MBS and of rolling over maturing U.S. Treasury securities at auction, but the FOMC has indicated that it intends to phase out reinvestments, depending on economic conditions and outlook. The rates on U.S. Treasuries, GSE debt, GSE MBS, and mortgages are likely to increase once the Federal Reserve is no longer reinvesting those principal payments. We issue debt at a spread above U.S. Treasury securities; as a result, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Recent regulatory changes to money market funds has intensified demand for our debt. Several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; potential policy changes under the current administration and a pending Congressional budget agreement, including the approaching debt ceiling deadline; potential regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates additional increases in short-term interest rates and/or reduction in principal reinvestments; the replacement of LIBOR with another index; and a decline in dealer demand due to regulatory changes related to capital.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2017.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2017 vs. 06/30/2016		06/30/2017 vs. 06/30/2016
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$51,966	35.8%	$79,096	27.5%
Total interest expense	50,871	62.9	76,199	48.0
Net interest income	1,095	1.7	2,897	2.2
(Reversal) provision for credit losses on mortgage loans	232	109.4	444	94.7
Net interest income after mortgage loan loss provision	863	1.3	2,453	1.9
Net gain (loss) on trading securities	(10,132)	(54.7)	(54,649)	(80.7)
Net gain (loss) on derivatives and hedging activities	25,334	71.8	84,423	90.0
Other non-interest income	(167)	(5.8)	(338)	(6.0)
Total other income (loss)	15,035	108.3	29,436	144.3
Operating expenses	72	0.6	1,139	4.7
Other non-interest expenses	362	15.9	572	11.9
Total other expenses	434	2.8	1,711	5.9
AHP assessments	1,548	43.9	3,020	37.6
NET INCOME	$13,916	43.9%	$27,158	37.6%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Six Months Ended
	06/30/2017		06/30/2016		06/30/2017		06/30/2016
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$51,301	26.0%	$36,964	25.5%	$94,602	25.8%	$73,455	25.5%
Advances	95,546	48.5	56,842	39.2	169,303	46.1	110,530	38.4
Mortgage loans held for portfolio	49,948	25.3	50,992	35.1	102,526	27.9	103,293	35.9
Other	283	0.2	314	0.2	584	0.2	641	0.2
TOTAL INTEREST INCOME	$197,078	100.0%	$145,112	100.0%	$367,015	100.0%	$287,919	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended June 30, 2017 was $45.6 million compared to $31.7 for the three months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $99.3 million compared to $72.2 million for the six months ended June 30, 2016. The increase for both periods was due to net positive fair value fluctuations on derivatives and hedging activities and trading securities as a result of changes in interest rates, mortgage-related and swap spreads, and an increase in net interest income.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits and other borrowings, is the primary source of our earnings. Net interest income increased $1.1 million and $2.9 million for the three and six month periods ended June 30, 2017, respectively, due to growth in advances, primarily in our line of credit advances; replacement of matured and called consolidated obligations at a lower cost during the last half of 2016, which partially offset the increase in the cost of debt resulting from the increase in short-term rates; and an increase in leverage that was allocated to money market investments (see Table 5). Despite the increase in net interest income, net interest spread and net interest margin both decreased slightly for the three- and six-month periods due to an increase in premium amortization on mortgage-related assets (MBS and mortgage loans) due largely to prepayments and increases in the average rate on borrowings between periods, which was partially offset by increases in the average yield on interest-earning assets between periods, all of which are discussed in greater detail below.

For the three months ended June 30, 2017, the average yield on investments, which consist of interest-bearing deposits, Federal funds sold, securities purchased under agreement to resell (reverse repurchase agreements), and investment securities, increased 22 basis points to 1.44 percent, from 1.22 percent for the three months ended June 30, 2016. This was primarily a result of a $1.2 billion increase in the average balance and a 57 basis point increase in yield on short-term investments. For the six-months ended June 30, 2017, the average yield increased 14 basis points to 1.36 percent, from 1.22 percent for the six-months ended June 30, 2016. This was a result of a $1.9 billion increase in the average balance of short- and long-term investments combined with an increase in average yield on short-term investments. Over the six-month period, the average yield on short-term investments increased 42 basis points and the average balance of the portfolio increased $1.0 billion, largely as a result of attractive yields and spreads on reverse repurchase agreements and Federal funds sold.

For the three months ended June 30, 2017, the average yield on advances increased 46 basis points to 1.22 percent, from 0.76 percent for the three months ended June 30, 2016. For the six months ended June 30, 2017, the average yield on advances increased 36 basis points to 1.11 percent, from 0.75 percent for the six months ended June 30, 2016. The increase in the average yield on advances for both periods was due to the increase in short-term interest rates in conjunction with FOMC policy changes. The average balance of advances increased $1.5 billion and $1.2 billion for the three and six months ended June 30, 2017, respectively, which contributed to the increase in net interest income along with the increase in yields.

For the three months ended June 30, 2017, the average yield on mortgage loans decreased 22 basis points to 2.96 percent, from 3.18 percent for the three months ended June 30, 2016. For the six months ended June 30, 2017, the average yield on mortgage loans decreased 16 basis points to 3.08 percent, from 3.24 percent for the six months ended June 30, 2016. The decrease for both periods is a result of increased premium amortization, combined with purchases of mortgage loans at lower average rates compared to our seasoned mortgage loans. Mortgage rates increased at the end of 2016 and are expected to increase slightly in the second half of 2017, and as a result premium amortization is likely to remain near or slightly lower than current levels, as prepayments tend to slow during periods of relatively stable or rising rates.

For the three months ended June 30, 2017, the average cost of consolidated obligation bonds decreased 2 basis points to 1.36 percent, from 1.38 percent for the three months ended June 30, 2016. For the six months ended June 30, 2017, the average cost of consolidated obligation bonds increased 3 basis points to 1.32 percent, from 1.29 percent for the six months ended June 30, 2016. During 2016, we were able to replace some maturing consolidated obligation bonds and called unswapped consolidated obligation bonds at a lower cost, which partially offset the increase in the cost of debt resulting from the increase in short-term rates. The average cost of discount notes increased 48 basis points, from 0.34 percent for the three months ended June 30, 2016 to 0.82 percent for the three months ended June 30, 2017, and the average cost of discount notes increased 36 basis points, from 0.33 percent for the six months ended June 30, 2016 to 0.69 percent for the six months ended June 30, 2017 as a result of the increase in short-term interest rates between periods. During the last half of 2016, the spread to LIBOR improved so we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes in an effort to more closely align our LIBOR-indexed assets with our LIBOR-indexed liabilities. The average balance of bonds increased by $5.1 billion, or 31.2 percent, and $3.9 billion, or 22.2 percent, for the three and six months ended June 30, 2017, respectively, and the average balance of discount notes decreased by $1.0 billion, or 3.5 percent, and $0.3 billion, or 1.3 percent, for the three and six months ended June 30, 2017, respectively. For further discussion of how we use bonds and discount notes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gain (loss) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 9 through 12 under this Item 2), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	06/30/2017			06/30/2016
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$424,293	$995	0.94%	$498,690	$454	0.37%
Securities purchased under agreements to resell	2,009,363	5,017	1.00	2,308,060	2,548	0.44
Federal funds sold	3,059,527	7,385	0.97	1,479,920	1,417	0.39
Investment securities[1,2]	8,767,749	37,904	1.73	7,885,167	32,545	1.66
Advances[2,3]	31,536,632	95,546	1.22	30,056,210	56,842	0.76
Mortgage loans[2,4,5]	6,766,831	49,948	2.96	6,440,181	50,992	3.18
Other interest-earning assets	19,656	283	5.77	18,748	314	6.74
Total earning assets	52,584,051	197,078	1.50	48,686,976	145,112	1.20
Other non-interest-earning assets	225,248			112,710
Total assets	$52,809,299			$48,799,686

Interest-bearing liabilities:
Deposits	$487,524	796	0.65	$609,957	234	0.15
Consolidated obligations[2]:
Discount Notes	28,058,016	57,495	0.82	29,061,038	24,272	0.34
Bonds	21,565,267	73,379	1.36	16,435,102	56,318	1.38
Other borrowings	9,662	131	5.43	11,606	106	3.68
Total interest-bearing liabilities	50,120,469	131,801	1.05	46,117,703	80,930	0.71
Capital and other non-interest-bearing funds	2,688,830			2,681,983
Total funding	$52,809,299			$48,799,686

Net interest income and net interest spread[6]		$65,277	0.45%		$64,182	0.49%

Net interest margin[7]			0.50%			0.53%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.4 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively.

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

Table 6

	Three Months Ended
	06/30/2017 vs. 06/30/2016
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(77)	$618	$541
Securities purchased under agreements to resell	(368)	2,837	2,469
Federal funds sold	2,462	3,506	5,968
Investment securities	3,764	1,595	5,359
Advances	2,926	35,778	38,704
Mortgage loans	2,511	(3,555)	(1,044)
Other assets	15	(46)	(31)
Total earning assets	11,233	40,733	51,966
Interest Expense:
Deposits	(56)	618	562
Consolidated obligations:
Discount notes	(866)	34,089	33,223
Bonds	17,459	(398)	17,061
Other borrowings	(20)	45	25
Total interest-bearing liabilities	16,517	34,354	50,871
Change in net interest income	$(5,284)	$6,379	$1,095

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

Table 7 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Six Months Ended
	06/30/2017			06/30/2016
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$407,386	$1,643	0.81%	$435,714	$786	0.36%
Securities purchased under agreements to resell	2,258,630	9,167	0.82	2,483,425	5,577	0.45
Federal funds sold	2,736,718	11,675	0.86	1,518,185	2,812	0.37
Investment securities[1,2]	8,613,580	72,117	1.69	7,679,238	64,280	1.68
Advances[2,3]	30,767,782	169,303	1.11	29,532,245	110,530	0.75
Mortgage loans[2,4,5]	6,713,246	102,526	3.08	6,417,398	103,293	3.24
Other interest-earning assets	25,017	584	4.71	20,828	641	6.20
Total earning assets	51,522,359	367,015	1.44	48,087,033	287,919	1.20
Other non-interest-earning assets	196,044			116,613
Total assets	$51,718,403			$48,203,646

Interest-bearing liabilities:
Deposits	$519,352	1,378	0.54	$607,080	460	0.15
Consolidated obligations[2]:
Discount Notes	27,067,869	92,983	0.69	27,415,635	45,179	0.33
Bonds	21,475,978	140,482	1.32	17,568,285	113,047	1.29
Other borrowings	7,928	223	5.68	9,685	181	3.76
Total interest-bearing liabilities	49,071,127	235,066	0.97	45,600,685	158,867	0.70
Capital and other non-interest-bearing funds	2,647,276			2,602,961
Total funding	$51,718,403			$48,203,646

Net interest income and net interest spread[6]		$131,949	0.47%		$129,052	0.50%

Net interest margin[7]			0.52%			0.54%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $2.8 million and $2.6 million for the six months ended June 30, 2017 and 2016, respectively.

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

Table 8

	Six Months Ended
	06/30/2017 vs. 06/30/2016
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(55)	$912	$857
Securities purchased under agreements to resell	(545)	4,135	3,590
Federal funds sold	3,378	5,485	8,863
Investment securities	7,823	14	7,837
Advances	4,801	53,972	58,773
Mortgage loans	4,646	(5,413)	(767)
Other assets	115	(172)	(57)
Total earning assets	20,163	58,933	79,096
Interest Expense:
Deposits	(75)	993	918
Consolidated obligations:
Discount notes	(580)	48,384	47,804
Bonds	25,533	1,902	27,435
Other borrowings	(38)	80	42
Total interest-bearing liabilities	24,840	51,359	76,199
Change in net interest income	$(4,677)	$7,574	$2,897

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

Tables 9 through 12 categorize the earnings impact by product for hedging activities (in thousands):

Table 9

	Three Months Ended 06/30/2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,299)	$—	$(526)	$—	$—	$—	$(1,825)
Net interest received (paid)	(12,637)	(2,199)	—	—	3,641	—	(11,195)
Subtotal	(13,936)	(2,199)	(526)	—	3,641	—	(13,020)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(723)	(742)	—	—	(399)	—	(1,864)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(7,498)	—	—	4,093	—	(3,405)
Interest rate caps	—	(1,186)	—	—	—	—	(1,186)
Mortgage delivery commitments	—	—	923	—	—	—	923
Economic hedges – net interest received (paid)	—	(5,916)	—	—	1,480	—	(4,436)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	6	6
Subtotal	(723)	(15,342)	923	—	5,174	6	(9,962)
Net impact of derivatives and hedging activities	(14,659)	(17,541)	397	—	8,815	6	(22,982)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	9,182	—	—	—	—	9,182
TOTAL	$(14,659)	$(8,359)	$397	$—	$8,815	$6	$(13,800)

Table 10

	Three Months Ended 06/30/2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,208)	$—	$(692)	$—	$—	$(1,900)
Net interest received (paid)	(22,550)	(3,000)	—	15	9,014	(16,521)
Subtotal	(23,758)	(3,000)	(692)	15	9,014	(18,421)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	125	(1,755)	—	10	(200)	(1,820)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(20,860)	—	—	(561)	(21,421)
Interest rate caps/floors	—	(1,623)	—	—	—	(1,623)
Mortgage delivery commitments	—	—	1,439	—	—	1,439
Economic hedges – net interest received (paid)	—	(12,884)	—	—	1,013	(11,871)
Subtotal	125	(37,122)	1,439	10	252	(35,296)
Net impact of derivatives and hedging activities	(23,633)	(40,122)	747	25	9,266	(53,717)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	18,582	—	—	—	18,582
TOTAL	$(23,633)	$(21,540)	$747	$25	$9,266	$(35,135)

Table 11

	Six Months Ended 06/30/2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,641)	$—	$(982)	$—	$—	$—	$(3,623)
Net interest received (paid)	(27,786)	(4,914)	—	(15)	9,160	—	(23,555)
Subtotal	(30,427)	(4,914)	(982)	(15)	9,160	—	(27,178)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(835)	(1,289)	—	(36)	(1,034)	—	(3,194)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(30)	—	—	4,873	—	4,843
Interest rate caps	—	(2,794)	—	—	—	—	(2,794)
Mortgage delivery commitments	—	—	1,413	—	—	—	1,413
Economic hedges – net interest received (paid)	—	(12,846)	—	—	3,227	—	(9,619)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(8)	(8)
Subtotal	(835)	(16,959)	1,413	(36)	7,066	(8)	(9,359)
Net impact of derivatives and hedging activities	(31,262)	(21,873)	431	(51)	16,226	(8)	(36,537)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	12,067	—	—	—	—	12,067
TOTAL	$(31,262)	$(9,806)	$431	$(51)	$16,226	$(8)	$(24,470)

Table 12

	Six Months Ended 06/30/2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(2,424)	$—	$(1,132)	$—	$—	$(3,556)
Net interest received (paid)	(46,768)	(5,337)	—	(45)	20,561	(31,589)
Subtotal	(49,192)	(5,337)	(1,132)	(45)	20,561	(35,145)
Net gain (loss) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(309)	(3,108)	—	(277)	(616)	(4,310)
Economic hedges – unrealized gain (loss) due to fair value changes:
Interest rate swaps	—	(67,499)	—	(4)	2,874	(64,629)
Interest rate caps	—	(3,716)	—	—	—	(3,716)
Mortgage delivery commitments	—	—	2,988	—	—	2,988
Economic hedges – net interest received (paid)	—	(26,633)	—	4	2,514	(24,115)
Subtotal	(309)	(100,956)	2,988	(277)	4,772	(93,782)
Net impact of derivatives and hedging activities	(49,501)	(106,293)	1,856	(322)	25,333	(128,927)
Net gain (loss) on trading securities hedged on an economic basis with derivatives	—	67,899	—	—	—	67,899
TOTAL	$(49,501)	$(38,394)	$1,856	$(322)	$25,333	$(61,028)

As reflected in Tables 9 through 12, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for fixed rate trading investments that are swapped to variable rates. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a much lesser degree. Net unrealized gains or losses on derivatives are generally a function of the level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading). The fair values of derivatives are also affected by the spread between the LIBOR swap curve and mortgage rates (interest rates swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the three- and six- month periods ended June 30, 2017, net unrealized gains and losses on derivatives and hedging activities increased net income by $25.3 million and $84.4 million, respectively, compared to the same periods in 2016. The majority of the positive fair value fluctuations were related to the economic interest rate swaps hedging the multi-family GSE MBS. LIBOR also increased between periods, which had a positive impact on the net interest settlements on interest rate swaps, which increased net unrealized gains on derivatives and hedging activities by $7.4 million and $14.5 million for the three- and six-month periods ended June 30, 2017, respectively. Increases in swap spreads during the first half of 2016 caused fair value decreases for many of our derivatives, but especially interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities, resulting in unrealized losses of $19.7 million and $55.9 million for the three and six months ended June 30, 2016. These spreads improved significantly towards the end of 2016 and have remained relatively stable into the first half of 2017, despite some widening in the second quarter that resulted in unrealized losses of $6.1 million and $2.5 million for the current three- and six-month periods, respectively. All of these multi-family GSE MBS and the associated interest rate swaps were purchased or entered into after May 2015 and are expected to create more income statement volatility than the interest rate swaps and related trading GSE debentures due to the relatively long length of the contracts and their relationship with mortgage rates, which tend to be more volatile than rates on GSE debentures.

Unrealized losses of $1.4 million and unrealized gains of $2.5 million for the three and six months ended June 30, 2017 were attributable to the fair value changes of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap). These fluctuations were largely offset by the net unrealized losses attributable to the swapped GSE debentures, which are recorded in net gain (loss) on trading securities. Tables 13 and 14 present the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 13

	Three Months Ended
	06/30/2017			06/30/2016
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$(1,421)	$927	$(494)	$(1,119)	$1,103	$(16)
GSE MBS	(6,077)	8,255	2,178	(19,741)	17,479	(2,262)
TOTAL	$(7,498)	$9,182	$1,684	$(20,860)	$18,582	$(2,278)

See Tables 42 and 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Table 14

	Six Months Ended
	06/30/2017			06/30/2016
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$2,491	$126	$2,617	$(11,626)	$11,148	$(478)
GSE MBS	(2,521)	11,941	9,420	(55,873)	56,751	878
TOTAL	$(30)	$12,067	$12,037	$(67,499)	$67,899	$400

See Tables 42 and 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gain (Loss) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gain (loss) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 9 through 14. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 15 presents the major components of the net gain (loss) on trading securities (in thousands):

Table 15

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Trading securities not hedged:
GSE debentures	$(908)	$81	$852	$210
U.S. obligation and GSE MBS	167	(137)	203	(379)
Short-term money market securities	(47)	—	(41)	—
Total trading securities not hedged	(788)	(56)	1,014	(169)
Trading securities hedged on an economic basis with derivatives:
GSE debentures	927	1,103	126	11,148
GSE MBS	8,255	17,479	11,941	56,751
Total trading securities hedged on an economic basis with derivatives	9,182	18,582	12,067	67,899
TOTAL	$8,394	$18,526	$13,081	$67,730

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE MBS. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 13 and 14 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates (e.g., two-year to four-year rates) and are swapped to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and spreads, and these securities are swapped to one-month LIBOR. The unrealized gains on our fixed rate multi-family GSE MBS investments have decreased as a result of an increase in the general level of mortgage rates and mortgage-related spreads between periods, resulting in net unrealized gains of $8.3 million and $11.9 million for the three and six months ended June 30, 2017, respectively. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gain (loss) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $0.4 million to $15.7 million and $1.7 million to $30.6 million for the three and six months ended June 30, 2017 compared to $15.3 million and $28.9 million for the same periods in the prior year. The largest component of operating expenses, compensation and benefits, increased by $0.2 million, or 2.6 percent, and $0.9 million, or 5.5 percent for the three and six months ended June 30, 2017 compared to the prior year period. The increase in compensation was due to the hiring of additional employees and an increase in the base salaries of existing employees. We expect to remain at or near 2016 levels of compensation and benefits expense for 2017. We expect a moderate increase in occupancy expense in 2017 as we complete construction of a new office building later this year, and as a result, experience duplicative maintenance costs for a brief period. Other operating expense, which is primarily related to new software, increased by $0.2 million for the six months ended June 30, 2017 and is expected to continue to increase during the latter half of 2017 due to planned software implementations.

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

Adjusted income is a non-GAAP measure used by management to evaluate the quality of our ongoing earnings. We believe that the presentation of adjusted income as measured for management purposes enhances the understanding of our performance by highlighting our underlying results and profitability. By removing volatility created by fair value fluctuations and items such as prepayment fees, we can compare longer-term trends in earnings that might otherwise be indeterminable. Management uses adjusted net interest income to evaluate the earnings impact of economic hedges (derivatives that do not qualify for hedge accounting). Net interest payments or receipts on economic hedges flow through net gain (loss) on derivatives and hedging activities instead of net interest income due to GAAP accounting requirements. We believe that the presentation of the net interest impact of economic hedges in net interest income provides a more useful depiction of net interest income for the purposes of yield analysis and the overall economics of the relationship, especially for fixed rate investments that are swapped to a variable rate.

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

Adjusted net income increased $7.5 million and $14.3 million for the three and six months ended June 30, 2017 compared to the same period in the prior year. The increase was due primarily to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting, partially offset by an increase in other expenses, as discussed previously. Adjusted net interest income increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to the replacement of called and matured debt at a lower cost during the last half of 2016, the impact of which is more apparent when net interest settlements of economic hedges are presented with the other components of net interest income because it reflects the impact of LIBOR repricing on both the asset and liability. Adjusted net interest margin, which is calculated with adjusted net interest income, increased by three basis points for the three and six months ended June 30, 2017. Adjusted net interest income considers fixed rate investments that are economically swapped to a variable rate to be variable rate investments for the purpose of calculating adjusted net interest margin, so the increase in LIBOR between periods is reflected in the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them. Net interest income under GAAP does not consider the impact of economic swaps on the associated fixed rate investments, so an increase in LIBOR causes the spread to tighten between fixed rate assets and variable rate liabilities and therefore causes a decrease in net interest margin. Under GAAP, the net interest amount that converts these instruments to a variable rate is recorded as part of Net Gain/Loss on Derivatives and Hedging Activities. Tables 16 and 17 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 16

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Net income, as reported under GAAP	$45,618	$31,702	$99,334	$72,176
AHP assessments	5,074	3,526	11,044	8,024
Income before AHP assessments	50,692	35,228	110,378	80,200
Derivative (gains) losses[1]	5,526	23,425	(260)	69,667
Trading (gains) losses	(8,394)	(18,526)	(13,081)	(67,730)
Prepayment fees on terminated advances	(300)	(120)	(1,170)	(609)
Total excluded items	(3,168)	4,779	(14,511)	1,328
Adjusted income (a non-GAAP measure)	$47,524	$40,007	$95,867	$81,528

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on derivatives not qualifying for hedge accounting.

Table 17

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Net interest income, as reported under GAAP	$65,277	$64,182	$131,949	$129,052
Net interest settlements on derivatives not qualifying for hedge accounting	(4,436)	(11,871)	(9,619)	(24,115)
Prepayment fees on terminated advances	(300)	(120)	(1,170)	(609)
Adjusted net interest income (a non-GAAP measure)	$60,541	$52,191	$121,160	$104,328

Net interest margin, as calculated under GAAP for the period	0.50%	0.53%	0.52%	0.54%
Adjusted net interest margin (a non-GAAP measure)	0.46%	0.43%	0.47%	0.44%

Table 18 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increase in adjusted ROE between the comparative periods is mostly a function of increases in adjusted net interest income, despite the increase in average capital as a result of the increase in advances. Adjusted ROE spread for the three and six months ended June 30, 2017 and 2016 is calculated as follows (dollar amounts in thousands):

Table 18

	Three Months Ended		Six Months Ended
	06/30/2017	06/30/2016	06/30/2017	06/30/2016
Average GAAP total capital for the period	$2,396,324	$2,189,319	$2,335,744	$2,140,929
ROE, based upon GAAP net income	7.64%	5.82%	8.58%	6.78%
Adjusted ROE, based upon adjusted income	7.95%	7.35%	8.28%	7.66%
Average overnight Federal funds effective rate	0.95%	0.37%	0.83%	0.37%
Adjusted ROE as a spread to average overnight Federal funds effective rate	7.00%	6.98%	7.45%	7.29%

Financial Condition
Overall: Total assets increased $4.5 billion, or 10.0 percent, from December 31, 2016 to June 30, 2017. This growth was due to continued growth in advances, mostly in our line of credit advances, and a $2.1 billion increase in investments driven by an increase in money market investments and MBS. We have been actively promoting the impact of the dividend paid on outstanding capital stock on the effective borrowing cost of advances to increase member awareness of the benefit of higher dividends since 2014 (and raised again in 2017 for our Class B Common Stock), which has resulted in increased utilization of advances, especially the line of credit product. We strive to maintain a core mission assets ratio of over 70 percent, so increases in the average balance of both advances and mortgage loans allows for growth in non-mission assets while maintaining our desired core mission assets ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

As a percentage of assets at June 30, 2017 compared to December 31, 2016, cash and short-term investments, investment securities, and advances increased slightly, while mortgage loans decreased. Advance balances fluctuate seasonally and tend to trend down at the end of a quarter, but the average balance of advances increased by $1.5 billion, or 4.9 percent, during the second quarter of 2017 compared to the second quarter of 2016. In terms of liabilities, the composition of consolidated obligation discount notes and bonds at June 30, 2017 compared to December 31, 2016 remained consistent, but we increased the allocation of floating rate consolidated obligation bonds compared to fixed rate consolidation obligation bonds in an effort to reduce our LIBOR basis risk (i.e., the risk created by the difference between the amount of assets indexed to LIBOR compared to the amount of liabilities indexed to LIBOR). We were able to increase the allocation of consolidated obligation bonds due to an improvement in spreads during the last half of 2016 as a result of an increase in LIBOR rates and increased demand for consolidated obligations largely attributed to money market fund reforms. Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	06/30/2017	12/31/2016
Assets:
Cash and due from banks	1.0%	0.5%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.3	12.2
Investment securities	18.4	17.9
Advances	53.2	53.0
Mortgage loans, net	13.7	14.7
Overnight loans to other FHLBanks	—	1.3
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.3%
Consolidated obligation discount notes, net	48.2	48.2
Consolidated obligation bonds, net	46.0	45.8
Other liabilities	0.3	0.4
Total liabilities	95.5	95.7

Capital:
Capital stock outstanding	2.9	2.7
Retained earnings	1.6	1.6
Accumulated other comprehensive income (loss)	—	—
Total capital	4.5	4.3
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	06/30/2017 vs. 12/31/2016
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$285,036	137.5%
Investments[1]	2,146,131	15.8
Advances	2,457,581	10.2
Mortgage loans, net	199,167	3.0
Derivative assets, net	(4,357)	(7.2)
Overnight loans to other FHLBanks	(600,000)	(100.0)
Other assets	41,231	36.7
Total assets	$4,524,789	10.0%

Liabilities:
Deposits	$(102,916)	(17.2)%
Consolidated obligations, net	4,340,132	10.2
Derivative liabilities, net	(3,116)	(43.5)
Other liabilities	15,732	10.5
Total liabilities	4,249,832	9.8

Capital:
Capital stock outstanding	206,945	16.9
Retained earnings	55,210	7.5
Accumulated other comprehensive income (loss)	12,802	2,218.7
Total capital	274,957	14.0
Total liabilities and capital	$4,524,789	10.0%

1    Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance products are developed, as authorized in the Bank Act and in regulations established by the FHFA, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is typically less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 21 summarizes advances outstanding by product (dollar amounts in thousands):

Table 21

	06/30/2017		12/31/2016
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,494,965	43.5%	$9,634,491	40.2%
Regular adjustable rate advances	141,135	0.5	75,000	0.3
Adjustable rate callable advances	6,854,200	25.9	6,161,835	25.7
Standard housing and community development advances:
Adjustable rate callable advances	98,002	0.4	99,002	0.4
Total adjustable rate advances	18,588,302	70.3	15,970,328	66.6
Fixed rate:
Standard advance products:
Short-term fixed rate advances	647,000	2.5	452,545	1.9
Regular fixed rate advances	4,942,290	18.7	5,084,882	21.2
Fixed rate callable advances	13,820	0.1	39,445	0.2
Standard housing and community development advances:
Regular fixed rate advances	433,933	1.6	400,412	1.7
Fixed rate callable advances	4,373	—	4,000	—
Total fixed rate advances	6,041,416	22.9	5,981,284	25.0
Convertible:
Standard advance products:
Fixed rate convertible advances	977,342	3.7	1,147,392	4.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	395,810	1.5	409,926	1.7
Fixed rate callable amortizing advances	21,384	0.1	23,239	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	400,356	1.5	419,587	1.8
Fixed rate callable amortizing advances	7,049	—	8,759	—
Total amortizing advances	824,599	3.1	861,511	3.6
TOTAL PAR VALUE	$26,431,659	100.0%	$23,960,515	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2017 and December 31, 2016. The 10.3 percent increase in advance par value from December 31, 2016 (see Table 21) was due mostly to an increase in our line of credit advances. Changes in interest rates could reduce the benefit of line of credit advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to remain near current levels as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview” under this Item 2), but we cannot predict member demand for our advance products.

As of June 30, 2017 and December 31, 2016, 65.1 percent and 65.7 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The growth in advances experienced since the latter half of 2014 is a result of a small number of large members increasing short-term advances, including line of credit advances, due to lower effective borrowing costs when considering the dividend rate on our Class B Common Stock, which we increased from 6.0 percent to 6.5 percent beginning the quarter ended March 31, 2017. We anticipate demand for advances to remain steady with these members. Advances with many members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what has occurred since the latter half of 2014.

Rather than match funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.9 percent and 87.5 percent of our total advance portfolio as of June 30, 2017 and December 31, 2016, respectively.

Table 22 presents information on our five largest borrowers (dollar amounts in thousands). We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 22

	06/30/2017		12/31/2016
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
BOKF, N.A.	$5,200,000	19.7%	$4,800,000	20.0%
MidFirst Bank	5,100,000	19.3	4,340,000	18.1
Capitol Federal Savings Bank	2,175,000	8.2	2,275,000	9.5
Mutual of Omaha Bank	671,000	2.5	556,000	2.3
United of Omaha Life Insurance Co.	664,545	2.5	670,000	2.8
TOTAL	$13,810,545	52.2%	$12,641,000	52.7%

Table 23 presents the interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands).

Table 23

	Three Months Ended
	06/30/2017		06/30/2016
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$17,627	16.3%	$16,092	20.3%
MidFirst Bank	16,798	15.6	5,687	7.2
BOKF, N.A.	14,777	13.7	8,253	10.4
American Fidelity Assurance Co.	3,577	3.3	4,027	5.1
United of Omaha Life Insurance Co.	2,543	2.4	1,925	2.4
TOTAL	$55,322	51.3%	$35,984	45.4%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(12.6) million and $(22.6) million for the three months ended June 30, 2017 and 2016, respectively.

Table 24 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands).

Table 24

	Six Months Ended
	06/30/2017		06/30/2016
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$34,139	17.4%	$32,203	20.5%
MidFirst Bank	27,352	14.0	11,331	7.2
BOKF, N.A.	25,965	13.3	15,610	10.0
American Fidelity Assurance Co.	7,222	3.7	8,081	5.2
United of Omaha Life Insurance Co.	4,737	2.4	3,801	2.4
TOTAL	$99,415	50.8%	$71,026	45.3%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(27.7) million and $(46.8) million for the the six months ended June 30, 2017 and 2016, respectively.

Table 4 presents the amount of interest income on advances as a percentage of total interest income for the three and six months ended June 30, 2017 and 2016.

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

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2017 was $0.7 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 3.0 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2016 to June 30, 2017. Net mortgage loans as a percentage of total assets decreased slightly from 14.7 percent as of December 31, 2016 to 13.7 percent as of June 30, 2017. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and six months ended June 30, 2017 and 2016. Although mortgage loan balances have increased moderately over the last three years, the percentage of mortgage loan interest income to total interest income has declined, predominantly due to an increase in average advance balances as a percent of average total assets and the resulting increase in advance interest income.

The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. Recent reductions in the required CE obligation against current and past production may reduce our PFIs' risk-based capital requirements which may result in additional MPF portfolio growth. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of June 30, 2017.

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

The number of approved PFIs was 271 and 274 as of June 30, 2017 and December 31, 2016, respectively. During the six months ended June 30, 2017, we purchased loans from 169 PFIs with no one PFI accounting for more than 7.3 percent of the total dollar volume purchased. Although there is no guarantee, we anticipate that the number of PFIs delivering loans will increase during 2017 as we continue to educate our members about the improved execution and relative ease of use associated with the MPF Program and the previously discussed reduction in CE obligation available to PFIs. Table 25 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 25

	06/30/2017		12/31/2016
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$297,822	4.4%	$273,386	4.2%
Tulsa Teachers Credit Union	253,222	3.8	242,312	3.7
ENT Federal Credit Union	151,866	2.3
Mid-America Bank	145,611	2.2	131,419	2.0
Fidelity Bank	142,865	2.1
Mutual of Omaha Bank			152,264	2.3
SAC Federal Credit Union			141,992	2.2
TOTAL	$991,386	14.8%	$941,373	14.4%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2017 was 750 and 74.1 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The slight decrease in the allowance for credit losses as of June 30, 2017 was primarily attributable to a decrease in delinquent loans during the first half of 2017. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2016 to June 30, 2017 largely due to an increase in MBS and money market investments. The increase in long-term MBS coincided with the increase in advances and mortgage loans, as growth in core mission assets and the corresponding increase in capital allow for growth in non-mission assets while maintaining our desired core mission assets ratio. Consistent with FHFA guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, and meet other financial obligations such as debt servicing, consist primarily of reverse repurchase agreements, interest-bearing deposits, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and FHFA regulations and guidelines set liquidity requirements for us, and our Board of Directors has adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of financial market disruptions. See “Risk Management – Liquidity Risk Management” under this Item 2 for a discussion of our liquidity management.

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

Table 26

	06/30/2017	12/31/2016
Interest-bearing deposits	$430,000	$385,148
Federal funds sold	3,520,000	2,725,000
Certificates of deposit	599,959	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,549,959	$3,110,148

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K for the year ended December 31, 2016. As of June 30, 2017, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2017, all unsecured investments were rated as investment grade based on NRSROs (see Table 30).

Table 27 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2017 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 27

Domicile of Counterparty	Overnight	Due 31 – 90 days	Total
Domestic	$630,000	$—	$630,000
U.S. subsidiaries of foreign commercial banks	100,000	—	100,000
Total domestic and U.S. subsidiaries of foreign commercial banks	730,000	—	730,000
U.S. Branches and agency offices of foreign commercial banks:
Sweden	1,700,000	299,996	1,999,996
Canada	430,000	299,963	729,963
Netherlands	430,000	—	430,000
Norway	430,000	—	430,000
Germany	230,000	—	230,000
Total U.S. Branches and agency offices of foreign commercial banks	3,220,000	599,959	3,819,959
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,950,000	$599,959	$4,549,959

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated domestically and in the countries listed in Table 27. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

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

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of June 30, 2017, the amortized cost of our MBS portfolio represented 313 percent of our regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the current quarter.

As of June 30, 2017, we held $4.8 billion of par value in MBS in our held-to-maturity portfolio, $1.2 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

Traditionally, if fixed rate securities were hedged with interest rate swaps, we would classify the securities as trading investments so that the changes in fair values of both the derivatives hedging the securities and the hedged securities are recorded in other income. However, during 2015, we began classifying our newly acquired swapped fixed rate multi-family GSE MBS as available-for-sale and designating the corresponding interest rate swaps as fair value benchmark hedges. See Note 3 of the Notes to Financial Statements under Item 1 of this report for additional information on our different investment classifications including what types of securities are held under each classification. The carrying value of our investments is summarized by security type in Table 28 (in thousands).

Table 28

	06/30/2017	12/31/2016
Trading securities:
Certificates of deposit	$599,959	$—
GSE debentures	1,458,009	1,563,351
Mortgage-backed securities:
U.S. obligation MBS	638	690
GSE MBS	940,683	938,747
Total trading securities	2,999,289	2,502,788
Available-for-sale securities:
GSE MBS	1,227,036	1,091,721
Total available-for-sale securities	1,227,036	1,091,721
Held-to-maturity securities:
State or local housing agency obligations	94,775	105,780
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	139,463	36,331
GSE MBS	4,604,767	4,250,547
Private-label residential MBS	89,401	109,566
Total held-to-maturity securities	4,928,406	4,502,224
Total securities	9,154,731	8,096,733

Interest-bearing deposits	431,053	387,920

Federal funds sold	3,520,000	2,725,000

Securities purchased under agreements to resell	2,650,000	2,400,000
TOTAL INVESTMENTS	$15,755,784	$13,609,653

The contractual maturities of our investments are summarized by security type in Table 29 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 29

	06/30/2017
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$599,959	$—	$—	$—	$599,959
GSE debentures	250,800	795,592	411,617	—	1,458,009
Mortgage-backed securities:
U.S. obligation MBS	—	—	506	132	638
GSE MBS	—	—	759,891	180,792	940,683
Total trading securities	850,759	795,592	1,172,014	180,924	2,999,289
Yield on trading securities	1.64%	1.09%	2.86%	2.73%
Available-for-sale securities:
GSE MBS	—	30,037	1,058,689	138,310	1,227,036
Total available-for-sale securities	—	30,037	1,058,689	138,310	1,227,036
Yield on available-for-sale securities	—%	2.00%	2.55%	2.90%
Held-to-maturity securities:
State or local housing agency obligations	—	2,420	—	92,355	94,775
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	139,463	139,463
GSE MBS	368	222,216	1,555,898	2,826,285	4,604,767
Private-label residential MBS	126	5,649	2,035	81,591	89,401
Total held-to-maturity securities	494	230,285	1,557,933	3,139,694	4,928,406
Yield on held-to-maturity securities	3.13%	1.52%	1.85%	1.81%

Total securities	851,253	1,055,914	3,788,636	3,458,928	9,154,731
Yield on total securities	1.64%	1.21%	2.35%	1.90%

Interest-bearing deposits	431,053	—	—	—	431,053

Federal funds sold	3,520,000	—	—	—	3,520,000

Securities purchased under agreements to resell	2,650,000	—	—	—	2,650,000
TOTAL INVESTMENTS	$7,452,306	$1,055,914	$3,788,636	$3,458,928	$15,755,784

Securities Ratings – Tables 30 and 31 present the carrying value of our investments by rating as of June 30, 2017 and December 31, 2016 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 30

	06/30/2017
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$1,053	$430,000	$—	$—	$—	$431,053

Federal funds sold[2]	—	1,300,000	2,220,000	—	—	—	3,520,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,650,000	2,650,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	599,959	—	—	—	—	599,959
GSE debentures	—	1,458,009	—	—	—	—	1,458,009
State or local housing agency obligations	64,775	30,000	—	—	—	—	94,775
Total non-mortgage-backed securities	64,775	2,087,968	—	—	—	—	2,152,743
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	140,101	—	—	—	—	140,101
GSE MBS	—	6,772,486	—	—	—	—	6,772,486
Private label residential MBS	26	2,574	6,160	35,873	44,288	480	89,401
Total mortgage-backed securities	26	6,915,161	6,160	35,873	44,288	480	7,001,988

TOTAL INVESTMENTS	$64,801	$10,304,182	$2,656,160	$35,873	$44,288	$2,650,480	$15,755,784

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $15.2 million at June 30, 2017.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 91 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 31

	12/31/2016
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$148	$2,772	$385,000	$—	$—	$—	$387,920

Federal funds sold[2]	—	600,000	2,125,000	—	—	—	2,725,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,400,000	2,400,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,563,351	—	—	—	—	1,563,351
State or local housing agency obligations	65,725	30,000	10,055	—	—	—	105,780
Total non-mortgage-backed securities	65,725	1,593,351	10,055	—	—	—	1,669,131
Mortgage-backed or asset-backed securities:
U.S. obligation MBS	—	37,021	—	—	—	—	37,021
GSE MBS	—	6,281,015	—	—	—	—	6,281,015
Private label residential MBS	—	666	9,089	43,379	56,393	39	109,566
Total mortgage-backed securities	—	6,318,702	9,089	43,379	56,393	39	6,427,602

TOTAL INVESTMENTS	$65,873	$8,514,825	$2,529,144	$43,379	$56,393	$2,400,039	$13,609,653

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $13.3 million at December 31, 2016.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 32 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2017 and December 31, 2016 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 42 and 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 32

	06/30/2017	12/31/2016
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,112,188	$618,423
Variable rate	945,780	944,928
Non-mortgage-backed securities	2,057,968	1,563,351
Mortgage-backed securities:
Fixed rate	862,779	851,774
Variable rate	78,542	87,663
Mortgage-backed securities	941,321	939,437
Total trading securities	2,999,289	2,502,788
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,227,036	1,091,721
Total available-for-sale securities	1,227,036	1,091,721
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	94,775	105,780
Non-mortgage-backed securities	94,775	105,780
Mortgage-backed securities:
Fixed rate	205,570	236,612
Variable rate	4,628,061	4,159,832
Mortgage-backed securities	4,833,631	4,396,444
Total held-to-maturity securities	4,928,406	4,502,224
TOTAL	$9,154,731	$8,096,733

Private-label Mortgage-backed and Asset-backed Securities – The carrying value of our portfolio of private-label MBS is less than one percent of total assets. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 33 presents a summary of the UPB of private-label MBS by interest rate type and by type of collateral (in thousands):

Table 33

	06/30/2017			12/31/2016
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$6,596	$51,905	$58,501	$10,924	$58,725	$69,649
Alt-A	11,990	27,662	39,652	16,361	33,497	49,858
TOTAL	$18,586	$79,567	$98,153	$27,285	$92,222	$119,507

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 34 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 34

06/30/2017
Private-label residential MBS:
UPB by credit rating:
Triple-A	$26
Double-A	2,574
Single-A	6,164
Triple-B	36,005
Double-B	14,095
Single-B	11,990
Triple-C	7,731
Double-C	1,942
Single-D	17,146
Unrated	480
TOTAL	$98,153

Amortized cost	$94,422
Unrealized losses	(3,906)
Fair value	91,954

OTTI:
Credit-related OTTI charge taken year-to-date	$124
Non-credit-related OTTI charge taken year-to-date	(114)
TOTAL	$10

Weighted average percentage of fair value to UPB	93.7%
Original weighted average credit support[1]	5.2
Weighted average credit support[1]	12.8
Weighted average collateral delinquency[2]	9.4

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Deposits: Total deposits decreased $102.9 million from December 31, 2016 to June 30, 2017. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Total consolidated obligations increased 10.2 percent from December 31, 2016 to June 30, 2017. The distribution between consolidated obligation bonds and discount notes remained relatively unchanged from December 31, 2016 to June 30, 2017, as discount notes decreased from 51.2 percent of total outstanding consolidated obligations as of December 31, 2016 to 51.1 percent as of June 30, 2017 and consolidated obligation bonds increased from 48.8 percent as of December 31, 2016 to 48.9 percent as of June 30, 2017. However, we increased the allocation of floating rate consolidated obligation bonds compared to fixed rate consolidation obligation bonds in an effort to more closely align our LIBOR-indexed assets with our LIBOR-indexed liabilities. As discussed previously, we were able to replace some maturing and unswapped callable bonds with lower cost bonds during the last half of 2016, which has partially offset the increased cost of short-term debt. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions on the called debt because concession costs are amortized to contractual maturity. However, this increase is offset by the lower rate on the new debt and the funding benefit due to the timing differences between the date the debt is called and the forward settlement date of the new debt (conventionally not exceeding 30 days).

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

Liquidity and Capital Resources
Liquidity: We maintain high levels of liquidity to achieve our mission of serving as an economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the Board of Directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors.

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

During the six months ended June 30, 2017, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $7.9 billion and $470.9 billion, respectively, compared to $8.1 billion and $265.9 billion for the same period in 2016. The large increase in the issuance of discount notes between periods reflects the cumulative effect of using a higher allocation of overnight discount notes during the first half of 2017 compared to the first half of 2016. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio, but we funded a larger percentage of our assets with discount notes in the first half of 2016 due to market conditions that increased the cost of consolidated obligation bonds indexed or swapped to LIBOR. During the second quarter of 2017, we began increasing the allocation of floating rate consolidated obligation bonds in an effort to reduce our LIBOR basis risk. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At June 30, 2017, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, increased $2.0 billion, from $5.9 billion as of December 31, 2016 to $7.9 billion as of June 30, 2017, primarily due to increases in Federal funds sold, certificates of deposit, and reverse repurchase agreements. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures was $1.4 billion and $1.5 billion as of June 30, 2017 and December 31, 2016, respectively. We held GSE MBS with a par value of $930.4 million and $940.6 million as of June 30, 2017 and December 31, 2016, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the six months ended June 30, 2017, advance disbursements totaled $251.7 billion compared to $64.6 billion for the same period in 2016. During the six months ended June 30, 2017, investment purchases (excluding overnight investments) totaled $2.1 billion compared to $1.2 billion for the same period in 2016. During the six months ended June 30, 2017, payments on consolidated obligation bonds and discount notes were $5.7 billion and $468.7 billion, respectively, compared to $11.2 billion and $260.9 billion for the same period in 2016, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of overnight discount notes during the first half of 2017.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $11.6 billion as of June 30, 2017. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements throughout the first half of 2017. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment balances. The weighted average remaining days to maturity of discount notes outstanding increased to 39 days as of June 30, 2017 from 32 days at December 31, 2016 as we issued discount notes with an original maturity of approximately one year during the first half of 2017 to fund longer term assets, in anticipation of an increase in interest rates. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 7 days and 3 days as of June 30, 2017 and December 31, 2016, respectively, because we held primarily short-term investments with overnight maturities as of those dates. The mismatch of discount notes and our money market investment portfolio increased from 29 days on December 31, 2016 to 32 days on June 30, 2017 as a result of the increase in the weighted average remaining days to maturity of our discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 16.9 percent from December 31, 2016 to June 30, 2017, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds 1.0 percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member periodically throughout the year. Our current practices include repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis, and regular weekly exchanges of all excess Class B Common Stock over $50,000 per member for Class A Common Stock.

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

Table 35 provides a summary of member capital requirements under our current capital plan as of June 30, 2017 and December 31, 2016 (in thousands):

Table 35

Requirement	06/30/2017	12/31/2016
Asset-based (Class A Common Stock only)	$157,347	$156,291
Activity-based (additional Class B Common Stock)[1]	1,088,242	980,747
Total Required Stock[2]	1,245,589	1,137,038
Excess Stock (Class A and B Common Stock)	194,217	92,307
Total Stock[2]	$1,439,806	$1,229,345

Activity-based Requirements:
Advances[3]	$1,186,244	$1,075,517
AMA assets (mortgage loans)[4]	1,066	1,192
Total Activity-based Requirement	1,187,310	1,076,709
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	58,279	60,329
Total Required Stock[2]	$1,245,589	$1,137,038

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of June 30, 2017 and December 31, 2016.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points. This dividend parity threshold was effective for dividends paid for all of 2016 and 2017 and will continue to be effective until such time as it may be changed by our Board of Directors. With the current level of the overnight Federal funds target rate, the dividend parity threshold is effectively floored at zero percent at this time. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 36 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 36

Applicable Rate per Annum	06/30/2017	03/31/2017	12/31/2016	09/30/2016	06/30/2016
Class A Common Stock	1.00%	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.50	6.50	6.00	6.00	6.00
Weighted Average[1]	5.74	5.73	5.28	5.28	5.30
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.95%	0.70%	0.45%	0.40%	0.37%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs, and private-label MBS rated triple-A at the time of purchase. Most of our MBS/CMO portfolio is securitized by Fannie Mae or Freddie Mac. Almost all of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 34), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of seven securities that have experienced immaterial cash flow shortfalls. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We require collateral for unsecured credit exposure on uncleared derivative transactions. For most counterparties, we do not allow any amount of net unsecured credit exposure. For other counterparties, the amount of net unsecured credit exposure that is permissible with respect to the counterparty has depended on the credit rating of that counterparty. Such counterparties generally must deliver collateral to us if the total market value of our exposure to that counterparty rises above a specific trigger point or "threshold." However, we have been amending our uncleared derivatives agreements to comply with a Dodd-Frank regulatory requirement that all such thresholds be reduced to zero by September 1, 2017. Thus, by that date, the threshold will be zero for all counterparties. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of June 30, 2017.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2017.

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

Tables 37 and 38 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or Standard and Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 37

06/30/2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral and Variation Margin for Daily Settled Contracts	Cash Collateral Pledged From (To) Counterparty and Variation Margin for Daily Settled Contracts[1]	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Double-A	$1,055,451	$2,145	$748	$1,397
Single-A	2,276,533	16,688	14,940	1,748
Cleared derivatives[2]	854,067	6,983	(1,637)	8,620
Liability positions with credit exposure:
Uncleared derivatives[3]:
Single-A	2,452,436	(15,550)	(19,024)	3,474
Triple-B	470,520	(3,358)	(4,055)	697
Cleared derivatives[2]	2,630,651	(23,438)	(64,007)	40,569
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$9,739,658	$(16,530)	$(73,035)	$56,505

[1]	Includes variation margin for daily settled contracts of $1,556,000 as of June 30, 2017.

[2]
Represents derivative transactions cleared with LCH.Clearnet LLC and CME Clearing, which are not rated. CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of June 30, 2017.

[3]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 38

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

[1]
Represents derivative transactions cleared with LCH.Clearnet LLC and CME Clearing, which are not rated. LCH.Clearnet LLC's parent company, LCH Group Holdings Ltd., was rated A+ by S&P and CME Clearing's parent company, CME Group, Inc., was rated A3 by Moody's and AA- by S&P as of December 31, 2016.

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

In addition to credit risk, cross-border outstandings have the risk that, as a result of political or economic conditions in a country, borrowers may be unable to meet their contractual repayment obligations of principal and/or interest when due because of the unavailability of, or restrictions on, foreign exchange needed by borrowers to repay their obligations. We continue to cautiously place unsecured cross-border outstandings, with non-derivatives exposure concentrated in Canada, Sweden, Netherlands, and Norway.

Table 39 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of June 30, 2017 (dollar amounts in thousands):

Table 39

	Sweden		Canada		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$1,700,000	3.4%	$430,000	0.9%	$1,090,000	2.2%	$3,220,000	6.5%

Trading securities[3]	299,996	0.6	299,963	0.6	—	—	599,959	1.2

Derivative assets:
Net exposure at fair value	—		(1,045)		(10,874)		(11,919)
Cash collateral held	—		1,361		12,525		13,886
Net exposure after cash collateral	—	—	316	—	1,651	—	1,967	—

TOTAL	$1,999,996	4.0%	$730,279	1.5%	$1,091,651	2.2%	$3,821,926	7.7%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of June 30, 2017 were $0.8 billion (Netherlands and Norway).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and FHFA liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the second quarter of 2017.

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

We generally maintained stable access to the capital markets for the quarter ended June 30, 2017. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
FHLBank Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the regulations of the Federal Housing Finance Board (predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, to align with the Dodd-Frank Act’s clearing mandate. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address the methodology for residential mortgage assets at a later date. While a March 2009 regulatory directive pertaining to certain liquidity matters will remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements for the FHLBanks and address these liquidity requirements in a separate rulemaking.

We are continuing to evaluate the proposed rule but do not expect this rule, if adopted in final form, to materially affect our financial condition or results of operations. Comments on the proposed rule are due by September 1, 2017.

FHLBank Membership for Non-Federally-Insured Credit Unions. On June 5, 2017, the FHFA issued a final rule effective July 5, 2017 governing FHLBank membership that would implement statutory amendments to the Bank Act authorizing FHLBanks to accept applications for membership from state-chartered credit unions without federal share insurance, provided that certain prerequisites have been met. The new rule generally treats these credit unions the same as other depository institutions with an additional requirement that they obtain: (1) an affirmative statement from their state regulator that they meet the requirements for federal insurance as of the date of their application for FHLBank membership; (2) a written statement from the state regulator that it cannot or will not make any determination regarding eligibility for federal insurance; or (3) if the regulator fails or refuses to respond to the credit union’s request within six months, confirmation of the failure to receive a response.

We do not expect this rule to materially affect our financial condition or results of operations.

Minority and Women Inclusion. On July 25, 2017, the FHFA issued a final rule, effective 30 days after publication in the Federal Register, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks’ obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and use of minorities, women, and individuals with disabilities, and the businesses they own (MWDOB) in all FHLBank business and activities, including management, employment, and contracting. The final rule would:

•
require the FHLBanks to develop stand-alone diversity and inclusion strategic plans or incorporate diversity and inclusion into their existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

•	encourage the FHLBanks to expand contracting opportunities for minorities, women, and individuals with disabilities through subcontracting arrangements;

•	require the FHLBanks to amend their policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

•	require the FHLBanks to develop policies that address reasonable accommodations for employees to observe their religious beliefs;

•
require the FHLBanks to provide information in their annual reports to the FHFA about their efforts to advance diversity and inclusion through financial transactions, identification of ways in which FHLBanks might be able to improve business with the FHLBank by enhancing customer access by MWDOB businesses, including through its affordable housing and community investment programs and strategies for promoting the diversity of supervisors and managers; and

•	require the FHLBanks to classify and provide additional data in their annual reports about the number and amounts paid under its contracts.

We do not expect this final rule to materially affect our financial condition or results of operations, but anticipate that it may result in increased compliance costs and substantially increase the amount of tracking, monitoring, and reporting that would be required.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of June 30, 2017. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 40 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 40

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2017	2.3	-0.4	2.3
03/31/2017	2.2	-1.0	2.3
12/31/2016	2.6	-1.0	3.0
09/30/2016	-0.1	-2.2	1.1
06/30/2016	2.1	-1.4	1.0

The DOE as of June 30, 2017 decreased (became less negative) in the base scenario, slightly increased in the up 200 basis point shock scenario and remained unchanged in the down 200 basis point shock scenario from March 31, 2017. The primary factors contributing to these changes in duration during the period were: (1) the slight decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with a slight decrease in the weighting of the portfolio as a percent of total assets; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term, unswapped callable consolidated obligation bonds with short lock-out periods and the continued issuance of discount notes to fund the growth in advances.

The decrease in long-term interest rates during the second quarter of 2017 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. Even with the slight increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio decreased as an overall percentage of assets as expected and as the balance sheet expanded, decreasing from 14.2 percent of total assets as of March 31, 2017 to 13.7 percent as of June 30, 2017. With this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, a continued issuance of unswapped callable consolidated obligation bonds with short lock-out periods (generally three months) positioned us to also replace called bonds as the interest rate environment continued to remain at historically low levels. The new issuance and call of higher rate callable bonds and reissuance of these bonds at lower interest rates in this manner generally extends the duration profile of this portfolio as bonds are called that are in-the-money (above market rates) and subsequently reissued at lower interest rates (at market rates). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal.

As discussed above, while long-term interest rates decreased based on period-end dates, interest rates continued to remain historically low throughout the quarter and as we continued to experience prepayments of the fixed rate mortgage loan portfolio, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to continue the refinancing of our liabilities. The decrease in long-term interest rates during the period also caused the duration profile of the existing portfolio of unswapped callable bonds to shorten along with the fixed rate mortgage loan portfolio. This liability shortening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of declining interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2016. In addition, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios where the DOE decreased (became less negative) in the base scenario, increased in the up 200 basis point shock scenario and remained unchanged in the down 200 interest rate shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the variable rate GSE MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended June 30, 2017, we purchased $411.4 million of variable rate single-family GSE and U.S. obligation MBS and $36.5 million of variable rate multi-family GSE MBS. However, we did not purchase additional interest rate caps during the second quarter of 2017 because the investments did not contain interest rate cap exposure. In addition, we purchased $91.8 million fixed rate multi-family GSE MBS during the current quarter. These fixed rate securities were effectively swapped to LIBOR and impacted DOE only slightly since they are reflected as variable rate instruments and are further described in Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain (Loss) on Trading Securities."

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.3 months for June 30, 2017 and -0.6 months for March 31, 2017. As discussed previously, the relatively stable performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the second quarter of 2017. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 41 presents MVE as a percent of TRCS. As of June 30, 2017, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

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

Table 41

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2017	169	172	173
03/31/2017	174	176	176
12/31/2016	177	181	179
09/30/2016	180	172	176
06/30/2016	169	170	170

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

Tables 42 and 43 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative), excluding variation margin, for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 42

06/30/2017
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,296,518	$(8,507)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	975,342	(5,396)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	143,950	302
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	498,500	(13,471)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	851,874	(11,205)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,216,059	8,586
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,487,400	2,065
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	119,050	(375)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	935,000	17,338
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	315,000	(380)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	40,000	(369)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	430,000	(1,714)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	625,000	(10,164)
TOTAL				$11,933,693	$(23,290)

Table 43

12/31/2016
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,360,835	$(14,485)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	30,000	60
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,145,392	(17,339)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	82,975	2,567
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	604,820	(16,376)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	852,810	(8,804)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,096,867	14,190
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,765,200	4,859
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	90,013	(158)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	149,361	370
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	830,680	26,425
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	750,000	(1,083)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	30,000	(1,174)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	420,000	(4,319)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	565,000	(14,995)
TOTAL				$12,773,953	$(30,262)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas, and BOKF, N.A., is incorporated herein by reference as Exhibit 10.1.

10.2
Exhibit 10.2 to the Current Report on Form 8-K, filed June 23, 2017, Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas, and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.2.

10.3
Exhibit 10.3 to the Current Report on Form 8-K, filed June 23, 2017, Base Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas, and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.3.

10.4	Exhibit 10.1 to the Current Report on Form 8-K, filed July 31, 2017, Executive Officer Severance Policy dated June 23, 2017, is incorporated herein by reference as Exhibit 10.4.
10.5	Exhibit 10.2 to the Current Report on Form 8-K, filed July 31, 2017, Business Partner Severance Policy dated June 5, 2017, is incorporated herein by reference as Exhibit 10.5.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

August 8, 2017	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

August 8, 2017	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer