Form 10-K
period 2017-12-31
Federal Home Loan Bank of Topeka
filed 2018-03-15
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 000-52004

FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	48-0561319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 SW Wanamaker Road Topeka, KS	66606
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
March 13, 2018
Class A Stock, par value $100 per share	2,383,024
Class B Stock, par value $100 per share	14,952,521

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2017, the aggregate par value of stock held by current and former members of the registrant was $1,439,805,500, and 14,398,055 total shares were outstanding as of that date.

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

•
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement protections; and

•
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

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

We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2017, this asset cap was $1.1 billion.

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

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission asset (CMA) guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. Our ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio) utilizing par balances as outlined in our strategic plan was 77 percent as of December 31, 2017. We generally intend to maintain the CMA ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent utilizing par balances. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

Our primary funding source is consolidated obligations issued through the FHLBanks’ Office of Finance. The Office of Finance is a joint office of the FHLBanks that facilitates the issuance and servicing of the consolidated obligations. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of all FHLBank debt. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings and the issuance of capital stock.

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and all FHLBanks (including FHLBank Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all FHLBanks is stable. Moody’s has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt.

Business Segments
We do not currently manage or segregate our operations by business or geographical segment.

Advances
We make advances to members and housing associates based on the value of the security of their residential mortgages and other eligible collateral. A brief description of our standard advance product offerings is as follows:

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

▪
Adjustable rate advances are non-amortizing loans with terms to maturity from 4 to 180 months, which are: (1) prepayable with a fee on interest rate reset dates, if the variable interest rate is tied to any one of a number of standard indices including the London Interbank Offered Rate (LIBOR), Treasury bills, Federal funds, or U.S. Prime; or (2) prepayable without a fee if the variable interest rate is tied to one of our short-term fixed rate advance products;

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

▪
Member option advances are fixed rate advances with terms from 12 to 360 months that provide the member with an option to prepay without a fee at specific intervals throughout the life of the advance and are issued at a discount to reflect the cost of that option;

▪
Structured advances are other advance types (e.g., regular fixed rate, callable, amortizing or adjustable rate) with terms from 12 to 180 months with an embedded interest rate cap, floor, or collar; and

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

At the time an advance is originated, we are required to obtain and then to maintain a security interest in sufficient collateral of the borrower, which is eligible in one or more of the following categories:

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

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), we take control of all collateral. If the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral intended to fully collateralize the member’s indebtedness to us.

Table 11 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 27 and 28 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2017 and 2016 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2017 and 2016.

Mortgage Loans
We purchase various residential mortgage loan products from participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure created and maintained by FHLBank of Chicago. Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-guaranteed or -insured (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. These portfolio mortgage products, along with residential loans sold under the MPF Xtra and MPF Government MBS products, where the PFI sells a loan under the MPF Program structure to Fannie Mae or FHLBank of Chicago, respectively, for securitization, collectively provide our members an opportunity to further their cooperative partnership with us.

The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to FHLBank members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program portfolio mortgage loans are considered AMAs, a core mission activity of the FHLBanks, as defined by FHFA regulations.

Allocation of Risk: The MPF Program is designed to allocate risks associated with residential mortgage loans between the PFIs and us. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing rights of residential mortgage loans, the MPF Program gives control of those functions that mostly impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment and liquidity risks associated with holding residential mortgage loans in portfolio.

Under the FHFA’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra and government-guaranteed loan products). In order to share the credit risk with our PFIs, we use a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO) to determine the amount of credit enhancement obligation (CE obligation), needed to achieve a credit equivalent rating that is permissible under the AMA regulation and consistent with our risk appetite. The master commitment defines the pool of MPF loans for which the CE obligation is determined so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a BBB-rated asset (effective December 2016). For master commitments with loans funded prior to December 2016, the CE obligation makes the risk equivalent to an AA-rated asset, unless the PFI has requested a realignment of the CE obligation.

The CE obligation methodology described above is applied to MPF portfolio products involving conventional mortgage loans. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the First Loss Account (FLA). If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to reduce the amount of the CE obligation to some degree, as specified in a master commitment agreement for each pool of conventional mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are compensated for managing this credit risk, either as a credit enhancement fee (CE fee) paid monthly or a one-time upfront fee paid at purchase. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance-based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

There are three MPF portfolio products from which PFIs currently may choose (see Table 1). MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. As mentioned above, MPF Xtra essentially represents a loan sale from the PFI to an end buyer that is not FHLBank Topeka. The end buyer of the mortgages under the MPF Xtra product is Fannie Mae. MPF Government MBS is essentially a loan sale of government loans from the PFI to FHLBank of Chicago for securitization into Ginnie Mae MBS. We receive a counterparty fee from our PFIs for facilitating their participation in the MPF Xtra and MPF Government MBS products.

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

The MPF Provider publishes and maintains documentation (referred to as Guides) that details the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. As indicated, under the MPF Xtra and MPF Government MBS products, we are a conduit that PFIs use to sell loans to FHLBank of Chicago, which simultaneously sells the loans to Fannie Mae or pools the loans into Ginnie Mae MBS, respectively. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances (UPB) before any charge-offs of MPF loans funded since January 1, 2004. Beginning in 2016, we also pay the MPF Provider a fixed service cost on a quarterly basis.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products either held on our balance sheet as of December 31, 2017 or currently offered as a loan sale from the PFI to FHLBank of Chicago:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI
MPF Original	4 basis points (bps) per year against unpaid balance, accrued monthly	Aggregate sum of the loan level credit enhancements (LLCEs)	10 bps per year, paid monthly based on remaining UPB; guaranteed[2]	No	25 bps per year, paid monthly
MPF 100[3]	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[4]	Sized to equal expected losses	0 to 20 bps after FLA and SMI	7 bps per year plus 6 to 7 bps per year, performance-based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A5	N/A	44 bps per year, paid monthly
MPF Government MBS	N/A	N/A (unreimbursed servicing expenses only)	N/A	N/A	Based on note rate

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The annual offset is limited to fees payable in a given year but could be reduced in subsequent years if losses exceed the annual CE fee. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]	The credit enhancement paid upfront when the mortgage loan is purchased is based upon the present value of the monthly CE fee payments, with consideration for expected prepayments.

[3]	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

[4]	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.

[5]	Two government master commitments have been grandfathered and paid 2 bps per year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2017:

Table 2

Product Name	FLA	CE Obligation Calculation
MPF Original	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	(LLCE x PSF) - FLA - SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.

[2]	LLCE represents the sum of the loan level credit enhancement amounts of the loans sold into the pool of loans covered by the master commitment agreement.

[3]	The S&P Level’s Pool Size Factor (PSF) is applied at the MPF FHLBank level against the total of loans in portfolio.

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

Under FHFA regulations, we are prohibited from investing in certain types of securities including:

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

In addition to the above limitations on allowable types of MBS investments, the FHFA limits our purchase of MBS by requiring that the aggregate value of MBS owned not exceed 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Aggregate value is calculated with the total amortized cost of available-for-sale and held-to-maturity MBS and the total fair value of trading MBS. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. We generally utilize our MBS authority to maintain a portfolio of MBS investments approximating 300 percent of our total regulatory capital. As of December 31, 2017, the amortized cost of our MBS/CMO portfolio represented 288 percent of our regulatory capital.

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

FHFA regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under Section 11(a) without FHFA approval. We are primarily and directly liable for the portion of consolidated obligations issued on our behalf. In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks under Section 11(a). The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the FHFA determines that the non-complying FHLBank is unable to satisfy its obligations, then the FHFA may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine. If the principal or interest on any consolidated obligation issued on behalf of a specific FHLBank is not paid in full when due, that FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of that specific FHLBank.

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2017 and 2016 (in millions):

Table 3

	12/31/2017	12/31/2016
Par value of consolidated obligations of the FHLBank	$44,953	$42,481

Par value of consolidated obligations of all FHLBanks	$1,034,260	$989,311

FHFA regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:

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

Table 4 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2017 and 2016 (dollar amounts in thousands):

Table 4

	12/31/2017	12/31/2016
Total non-pledged assets	$47,924,667	$44,510,028
Total carrying value of consolidated obligations	$44,935,119	$42,497,676
Ratio of non-pledged assets to consolidated obligations	1.07	1.05

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the FHLBanks. It also prepares the FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations. In addition, the Office of Finance administers two tax-exempt government corporations, the Resolution Funding Corporation and the Financing Corporation, which were established as a result of the savings and loan crisis of the 1980s.

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Constant Maturity Swap, U.S. Prime and Three-Month U.S. Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable or bullet bond tied to one of the standardized indices.

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

Use of Derivatives
The FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, swaptions, interest rate cap and floor agreements, calls, puts, futures, forward contracts, and other derivatives can be used as part of our interest rate risk management and funding strategies. This policy, along with FHFA regulations, prohibits trading in, or the speculative use of, derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk, mortgage prepayment risk, unsecured credit risk, and foreign currency risk.

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

Liquidity Requirements: To support deposits, FHFA regulations require us to have at least an amount equal to current deposits received from our members invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. In addition, we must meet the additional liquidity policies and guidelines outlined in our RMP. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” for further discussion of our liquidity requirements.

Capital, Capital Rules and Dividends
FHLBank Capital Adequacy and Form Rules: The Gramm-Leach-Bliley Act (GLB Act) allows us to have two classes of stock, and each class may have sub-classes. Class A Common Stock is conditionally redeemable on six months’ written notice from the member, and Class B Common Stock is conditionally redeemable on five years’ written notice from the member, subject in each case to certain conditions and limitations that may restrict our ability to effectuate such redemptions. Membership is voluntary. However, other than non-member housing associates (see Item 1 – “Business – Advances”), membership is required in order to utilize our credit and mortgage finance products. Members that withdraw may not reapply for membership for five years.

The GLB Act and the FHFA rules and regulations define total capital for regulatory capital adequacy purposes as the sum of an FHLBank’s permanent capital, plus the amounts paid in by its stockholders for Class A Common Stock; any general loss allowance, if consistent with U.S. generally accepted accounting principles (GAAP) and not established for specific assets; and other amounts from sources determined by the FHFA as available to absorb losses. The GLB Act and FHFA regulations define permanent capital for the FHLBanks as the amount paid in for Class B Common Stock plus the amount of an FHLBank’s retained earnings, as determined in accordance with GAAP.

Under the GLB Act and the FHFA rules and regulations, we are subject to risk-based capital rules. Only permanent capital can satisfy our risk-based capital requirement. In addition, the GLB Act specifies a five percent minimum leverage capital requirement based on total FHLBank capital, which includes a 1.5 weighting factor applicable to permanent capital, and a four percent minimum total capital requirement that does not include the 1.5 weighting factor applicable to permanent capital. We may not redeem or repurchase any of our capital stock without FHFA approval if the FHFA or our Board of Directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements. Therefore, a member’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining compliance with the three regulatory capital requirements: risk-based, leverage, and total capital.

Following are highlights from our capital plan:

▪	Two classes of authorized stock - Class A Common Stock and Class B Common Stock;

▪	Both classes have $100 par value per share and both are defined as common stock;

▪
Class A Common Stock is required for membership. The membership or asset-based stock requirement for each member is currently 0.1 percent of that member's total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 5,000 shares ($500,000);

▪
To the extent a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support that member’s activities with us. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction, such as an advance (4.5 percent of outstanding advances (range = 4.0 to 6.0 percent));

▪	Excess stock is calculated daily. We may exchange excess Class B Common Stock for Class A Common Stock, but only if we continue to meet our regulatory capital requirements after the exchange;

▪
A member may hold excess Class A Common Stock or Class B Common Stock, subject to our right to repurchase excess stock or to exchange excess Class B Common Stock for Class A Common Stock, or may ask to redeem all or part of its excess Class A Common Stock or Class B Common Stock. A member may also ask to exchange all or part of its excess Class A Common Stock or Class B Common Stock for Class B Common Stock or Class A Common Stock, respectively, but all such exchanges are completed at our discretion;

▪
As a member increases its activities with us above the amount of activity supported by its asset-based requirement, excess Class A Common Stock is first exchanged for Class B Common Stock to meet the activity requirement prior to the purchase of additional Class B Common Stock;

▪
Under the plan, the Board of Directors establishes a dividend parity threshold that is a rate per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., LIBOR, Federal funds, etc.) or an internally calculated reference interest rate based upon any of our assets or liabilities (e.g., average yield on advances, average cost of consolidated obligations, etc.);

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

▪	Each required share of Class A Common Stock and Class B Common Stock is entitled to one vote subject to the statutorily imposed voting caps.

See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for additional information regarding capital.

Dividends: We may pay dividends from unrestricted retained earnings and current income. (For a discussion regarding restricted retained earnings, please see Joint Capital Enhancement Agreement under this Item 1.) Our Board of Directors may declare and pay dividends in either cash or capital stock. Under our capital plan, all dividends that are payable in capital stock must be paid in the form of Class B Common Stock, regardless of the class of stock upon which the dividend is being paid.

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings threshold effective for the period presented ending March 31, 2017 and all subsequent periods includes detailed calculations of five components:

▪	Market risk, which is calculated using a Monte Carlo simulation where the 99 percent confidence level result over a 90-day simulation horizon will represent the minimum market risk exposure level;

▪
Credit risk, which requires that retained earnings be sufficient to credit-enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated);

▪
Pre-settlement risk, which is based upon the pre-settlement risk exposure associated with recently issued and unsettled debt issuance and is based on the current daily potential maximum price risk exposure, based on the 99th percentile of daily price risk calculated on the most recent 10 years of daily activity. For periods presented prior to March 31, 2017, pre-settlement risk was not a component of the retained earnings threshold;

▪
Operations risk, which is calculated using a combination of: (1) the Basel II standardized approach; and (2) our operational risk event loss history, taking into consideration operational loss events reported by the FHLBank System that could impact us in the future; and

▪
Net income volatility, which is calculated using: (1) the largest net loss on derivative hedging activities under 100-basis-point interest rate shock scenarios (maximum derivative hedging loss under up or down shocks); and (2) dividend payment risk, computed as four times the dollar amount of dividends paid on all stock (including mandatorily redeemable capital stock) for the most recently paid quarterly dividend.

The retained earnings threshold was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the RMP did not significantly affect the amount of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2017 and 2016 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2017	09/30/2017	06/30/2017	03/31/2017
Market Risk	$79,542	$82,124	$62,341	$67,921
Credit Risk	63,776	65,358	71,237	64,813
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	27,384	27,382	27,347	26,535
Net Income Volatility	119,162	121,098	118,954	109,766
Total Retained Earnings Threshold	319,864	325,962	309,879	299,035
Actual Retained Earnings as of End of Quarter	840,406	816,141	790,406	767,556
Overage	$520,542	$490,179	$480,527	$468,521

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2016	09/30/2016	06/30/2016	03/31/2016
Market Risk	$99,953	$89,400	$70,709	$57,193
Credit Risk	45,031	49,862	49,825	49,421
Operations Risk	26,453	26,442	26,383	26,174
Net Income Volatility	95,366	85,903	92,173	85,950
Total Retained Earnings Threshold	266,803	251,607	239,090	218,738
Actual Retained Earnings as of End of Quarter	735,196	713,229	685,029	673,102
Overage	$468,393	$461,622	$445,939	$454,364

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

▪
The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically after the occurrence of a certain event after following certain proscribed procedures (Automatic Termination Event). An Automatic Termination Event means: (1) a change in the FHLBank Act, or another applicable statute, that will have the effect of creating a new, or higher, assessment or taxation on net income or capital of the FHLBanks; or (2) a change in the FHLBank Act, or another applicable statute, or relevant regulations that will result in a higher mandatory allocation of an FHLBank’s quarterly net income to any retained earnings account other than the annual amount, or total amount, specified in an FHLBank’s capital plan. An FHLBank’s obligation to make allocations to the RRE Account terminates after it has been determined that an Automatic Termination Event has occurred and one year thereafter the restrictions on paying dividends out of the RRE Account, or otherwise reallocating funds from the RRE Account, are also terminated. Upon the voluntary termination of the JCE Agreement, an FHLBank’s obligation to make allocations to its RRE Account is terminated on the date written notice of termination is delivered to the FHFA, and restrictions on paying dividends out of the RRE Account, or otherwise reallocating funds from the RRE Account, terminate one year thereafter.

Tax Status
We are exempt from all federal, state and local taxation except for real property taxes.

Assessments
We are subject to a regulatory AHP assessment based on a percentage of our earnings. The FHLBanks are required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income before charges for AHP. In accordance with FHFA guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP.

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

Community Investment Cash Advance (CICA) Program. CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.5 percent, 3.9 percent and 3.9 percent of total advances outstanding as of December 31, 2017, 2016, and 2015, respectively. Programs offered during 2017 under the CICA Program, which is not funded through the AHP, include:

▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, farms, agri-businesses, public or private utilities, schools, medical and health facilities, churches, day care centers, or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, United States Department of Agriculture Drought Area, or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

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

Regulatory Oversight, Audits and Examinations
General: We are supervised and regulated by the FHFA, which is an independent agency in the executive branch of the U.S. government. The FHFA is responsible for providing supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness so they serve as a reliable source of liquidity and funding for housing finance and community investment. The FHFA is headed by a Director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chair of the Securities and Exchange Commission (SEC), and the Director, who serves as the Chairperson of the Board. The FHFA is funded in part through assessments from the FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the FHFA or the FHLBanks. To assess our safety and soundness, the FHFA conducts annual, on-site examinations, as well as periodic on-site and off-site reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the FHFA. This information is available to all FHLBanks.

Before a government corporation issues and offers obligations to the public, the Government Corporation Control Act provides that the Secretary of the Treasury shall prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the manner and time issued; and the selling price. The Bank Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Treasury receives the FHFA’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

Audits and Examinations: We have an internal audit department and our Board of Directors has an audit committee. The Chief Audit Executive reports directly to the audit committee. In addition, an independent registered public accounting firm audits our annual financial statements and effectiveness of internal controls over financial reporting. The independent registered public accounting firm conducts these audits following standards of the Public Company Accounting Oversight Board (United States) and Government Auditing Standards issued by the Comptroller General of the United States. The FHLBanks, the FHFA, and Congress all receive the audit reports. We must submit annual management reports to Congress, the President of the United States, the Office of Management and Budget, and the Comptroller General. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent public accounting firm on the financial statements.

The Comptroller General has authority under the Bank Act to audit or examine the FHFA and the individual FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the applicable FHLBank. The Comptroller General may also conduct his or her own audit of any financial statements of any individual FHLBank.

Personnel
As of February 28, 2018, we had 233 employees. Our employees are not represented by a collective bargaining unit, and we have a good relationship with our employees.

Legislative and Regulatory Developments
FHFA Final Rule on Minority and Women Inclusion. On July 13, 2017, the FHFA issued a final rule, effective August 24, 2017, amending its Minority and Women Inclusion regulations to clarify the scope of the FHLBanks' obligation to promote diversity and ensure inclusion. The final rule updates the existing FHFA regulations aimed at promoting diversity and the inclusion and participation of minorities, women, and individuals with disabilities, and the businesses they own ("MWDOB") in all FHLBank business and activities, including management, employment, customer outreach and access, MWDOB participation in financial transactions with the FHLBanks, and contracting. The final rule encourages the FHLBanks to expand contracting opportunities for MWDOBs and minorities, women, and individuals with disabilities through subcontracting arrangements and to track the cumulative spend associated with such diverse subcontracting arrangements. In addition, the final rule requires each FHLBank to:

▪
Develop stand-alone, board-approved diversity and inclusion strategic plans or incorporate diversity and inclusion principles into its existing strategic planning processes and adopt strategies for promoting diversity and ensuring inclusion;

▪	Amend its policies on equal opportunity in employment by adding sexual orientation, gender identity, and status as a parent to the list of protected classifications;

▪	Establish a process to grant or deny requests for accommodations to employees and job applicants based on their religious beliefs or practices;

▪
Provide information in its annual reports to the FHFA about its efforts to advance diversity and inclusion through identifying and selecting MWDOB firms for participation in financial transactions with the FHLBank, identifying ways in which it may give consideration to MWDOB business with the FHLBank when reviewing and evaluating vendor contract proposals, and enhancing customer access by MWDOB businesses (including through the FHLBank's affordable housing and community investment programs;

▪	Report data regarding the number of diverse individuals currently in supervisory or managerial positions and its strategies for promoting the diversity of supervisors and managers;

▪
Classify and provide additional data in its annual reports about the number of, and amounts paid under, its MWDOB contracts, as well as demographic data regarding the categories of MWDOB entities to which it awards vendor contracts; and

▪
Provide data to the FHFA regarding the type of contracts it considers exempt from these diversity and inclusion requirements, as well as the criteria and rationale for establishing such exemptions and an analysis of any potential negative or adverse impact such exemptions might have on contracting opportunities for MWDOB businesses or diverse individuals.

We do not expect this final rule to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs and substantially increase the amount of data tracking, monitoring, and reporting that will be required of us.

FHFA Proposed Rule on Capital Requirements. On July 3, 2017, the FHFA published a proposed rule to adopt, with amendments, the Federal Housing Finance Board regulations pertaining to the capital requirements for the FHLBanks. The proposed rule would carry over most of the existing regulations without material change, but would substantively revise the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit and derivative exposure. The main revisions would remove requirements that the FHLBanks calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that the FHLBanks establish and use their own internal rating methodology. With respect to derivatives, the proposed rule would impose a new capital charge for cleared derivatives, which under the existing rule do not carry a capital charge, and would change the way that the capital charge and risk limits are calculated for uncleared derivatives, in both cases to align with the Dodd-Frank Act’s clearing mandate and derivatives reforms. The proposed rule also would revise the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The FHFA proposes to retain for now the percentages used in the tables to calculate capital charges for mortgage-related assets, and to address at a later date the methodology for residential mortgage assets. While a March 2009 regulatory directive pertaining to certain liquidity matters would remain in place, the FHFA also proposes to rescind certain minimum regulatory liquidity requirements and address these liquidity requirements in a new regulatory directive.

We submitted a joint comment letter with the other FHLBanks on August 31, 2017. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

Information Security Management Advisory Bulletin. On September 28, 2017, the FHFA issued Advisory Bulletin 2017-02, which supersedes previous guidance on an FHLBank’s information security program. The advisory bulletin describes three main components of an information security program and reflects the expectation that each FHLBank will use a risk-based approach to implement its information security program. The advisory bulletin contains expectations related to: (1) governance, including guidance related to roles and responsibilities, risk assessments, industry standards, and cyber-insurance; (2) engineering and architecture, including guidance on network security, software security, and security of endpoints; and (3) operations, including guidance on continuous monitoring, vulnerability management, baseline configuration, asset life cycle, awareness and training, incident response and recovery, user access management, data classification and protection, oversight of third parties, and threat intelligence sharing.

We do not expect this advisory bulletin to materially affect our financial condition or results of operations, but we anticipate that it may result in increased costs relating to enhancements to our information security program.

Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC) and Office of the Comptroller of the Currency (OCC) Final Rules on Mandatory Contractual Stay Requirements for Qualified Financial Contracts (QFCs). On September 12, 2017, the FRB published a final rule, effective November 13, 2017, requiring certain global systemically important banking institutions (GSIBs) regulated by the FRB to amend their covered QFCs to limit a counterparty’s immediate termination or exercise of default rights under the QFCs in the event of bankruptcy or receivership of the GSIB or an affiliate of the GSIB. Covered QFCs include derivatives, repurchase agreements and reverse repurchase agreements, and securities lending and borrowing agreements. On September 27, 2017, and on November 29, 2017, the FDIC and OCC respectively adopted final rules that are both substantively identical to the FRB rule, both effective January 1, 2018, with respect to QFCs entered into with certain FDIC- and OCC-supervised institutions.

Although we are not a covered entity under these rules, as a counterparty to covered entities under QFCs, we may be required to amend QFCs entered into with FRB-regulated GSIBs or applicable FDIC- and OCC-supervised institutions. These rules may impact our ability to terminate business relationships with covered entities and could adversely impact the amount we recover in the event of the bankruptcy or receivership of a covered entity. However, we do not expect these final rules, or the proposed amendments to the Swap Margin Rules, to materially affect our financial condition or results of operations. We do not expect this final rule to materially affect our financial condition or results of operations.

OCC, FRB, FDIC, Farm Credit Administration, and FHFA Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a joint proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (“Swap Margin Rules”) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s, and FDIC’s final QFC rules, and to clarify that a legacy swap will not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC Rules.

Comments on the proposed rule are due by April 23, 2018. We continue to evaluate the proposed rule, but we do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

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

Item 1A: Risk Factors

Our business has been, and may continue to be, adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. To the extent that any actions by the U.S. government in response to an economic downturn, recession, inflation or other macro-level events or conditions cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. Our primary regulator, the FHFA, also continues to issue proposed and final regulatory and other requirements as a result of the Recovery Act, the Dodd-Frank Act and other mandates. We cannot predict the effect of any new regulations or other regulatory guidance on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, or our lending, investment, or mortgage loan activity, which could negatively affect our financial condition and results of operations. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the FHFA. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations, and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. The U.S. Congress is considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. We do not know how, when, or to what extent GSE reform legislation will be adopted, and if adopted, how it would impact the business or operations of the FHLBank or the FHLBank System. We are, or may also become, subject to further regulations promulgated by the SEC, Commodity Futures Trading Commission (CFTC), Federal Reserve Board, Financial Crimes Enforcement Network, or other regulatory agencies.

We cannot predict whether new regulatory or other requirements will be promulgated by the FHFA or other regulatory agencies, or whether Congress will enact new legislation, and we cannot predict the effect of any new regulatory requirements or legislation on our operations. Changes in regulatory, statutory or other requirements could result in, among other things, an increase in our cost of funding and the cost of operating our business, a change in our permissible business activities, or a decrease in the size, scope or nature of our membership or our lending, investment or mortgage loan activities, which could negatively affect our financial condition and results of operations.

We share a regulator with Fannie Mae and Freddie Mac. The FHFA currently serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae, and Freddie Mac. Because the business models of Fannie Mae and Freddie Mac are significantly different from that of the FHLBanks, there is a risk that actions by the FHFA toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac.

Changes to our balance sheet management strategies could adversely impact our results of operations. In 2015, the FHFA issued an advisory bulletin establishing a CMA ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes the average par balances of advances and mortgage loans acquired from members, to the average par balance of consolidated obligations. Any adjustments to our balance sheet to meet and/or maintain CMA ratios may result in lower net income and, therefore, adversely impact our financial condition and results of operations as we continue to implement and maintain a core mission asset balance sheet.

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

We may not be able to pay dividends at rates consistent with past practices. Our Board of Directors may only declare dividends on our capital stock, payable to members, from our unrestricted retained earnings and current net income. Our ability to pay dividends also is subject to statutory and regulatory requirements, including meeting all regulatory capital requirements. The potential promulgation of regulations or other requirements by the FHFA that would require higher levels of required or restricted retained earnings could lead to higher levels of retained earnings, and thus, lower amounts of unrestricted retained earnings available to be paid out to our members as dividends. Failure to meet any of our regulatory capital requirements would prevent us from paying any dividend.

Events such as changes in our market risk profile, credit quality of assets held, and increased volatility of net income caused by the application of certain GAAP accounting guidance may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical payout ratios to achieve and maintain the threshold amounts of retained earnings under our RMP. Additionally, FHFA regulations on capital classifications could restrict our ability to pay dividends. Further, our ability to pay dividends at historical rates is impacted directly by our net income, so a decline in net income could result in a decline in dividend rates.

Changes in our credit ratings may adversely affect our business operations. As of March 13, 2018, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of March 13, 2018, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

We may become liable for all or a portion of the consolidated obligations of one or more of the other FHLBanks. We are jointly and severally liable with the other FHLBanks for all consolidated obligations issued on behalf of all FHLBanks through the Office of Finance. We cannot pay any dividends to members or redeem or repurchase any shares of our capital stock unless the principal and interest due on all our consolidated obligations have been paid in full. If another FHLBank were to default on its obligation to pay principal or interest on any consolidated obligation, the FHFA may allocate the outstanding liability among one or more of the remaining FHLBanks on a pro rata basis or on any other basis the FHFA may determine. As a result, our ability to pay dividends to our members or to redeem or repurchase shares of our capital stock could be affected not only by our own financial condition, but also by the financial condition of one or more of the other FHLBanks.

The yield on, or value of, our MBS investments may be adversely affected by increased delinquency rates and credit losses related to mortgage loans that back our MBS investments. Trends in unemployment, home price growth, and foreclosure inventory have generally been moving in a positive direction for the past several years, which has supported the underlying health of our MBS investments. However, if one or more of these macroeconomic variables deteriorates noticeably, delinquency and/or default rates on the underlying collateral supporting these investments will likely increase, and we could experience reduced yields or losses on our MBS investments. Any increase in delinquency rates and credit losses related to mortgage loans pooled into MBS/CMO and HFA securities, which are insured by one of the monoline mortgage insurance companies, could adversely affect the yield on or value of our MBS/CMO and HFA investments. The magnitude of potential losses in the home mortgage loan market could potentially overwhelm one or more of the monoline mortgage insurance companies resulting in such company’s failure to perform. If collateral losses exceed the coverage ability of the insurance company, the MBS/CMO or HFA bondholders could experience losses of principal. Furthermore, market illiquidity has, from time to time, increased the amount of management judgment required to value private-label MBS and certain other securities. Subsequent valuations may result in significant changes in the value of private-label MBS and other investment securities. If we decide to sell securities due to credit deterioration, the price we may ultimately realize will depend on the demand and liquidity in the market at that time and may be materially lower than the fair value reflected in our financial statements.

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

A default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Act and implementing CFTC regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we are required to centralize our risk with the derivatives clearinghouses as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions that allowed us to distribute our risk among various counterparties. A default by a derivatives clearinghouse: (1) could adversely affect our financial condition in the event the derivatives clearinghouse is unable to make payments owed to us or return our posted initial margin; (2) jeopardize the effectiveness of derivatives hedging transactions; and (3) adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

Securities or loans pledged as collateral by our members or collateral securing mortgage loans or MBS investments could be adversely affected by the devaluation of, or inability to liquidate, the collateral in the event of a default. Although we seek to obtain sufficient collateral on our credit obligations to protect ourselves from credit losses, changes in market conditions, uninsured or underinsured natural disasters, or other factors may cause the collateral to deteriorate in value, which could lead to a credit loss in the event of a default by a member or a borrower and adversely affect our financial condition and results of operations. A reduction in liquidity in the financial markets or otherwise could have the same effect.

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

Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, results of operations, and financial condition. In July 2017, the United Kingdom's Financial Conduct Authority announced that it plans to phase out the regulatory oversight of LIBOR interest rate indices by 2021. Other financial services regulators and industry groups are evaluating alternative interest rate indices or reference rates, but there is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. Many of our assets and liabilities are indexed to LIBOR, so the impact of such a transition could adversely affect our business, results of operations, and financial condition.

We rely on derivatives to lower our cost of funds and reduce our interest rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms; thus, these derivatives may adversely affect our results of operations. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends on management’s ability to determine the appropriate hedging positions considering: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends on our ability to enter into derivatives with acceptable counterparties or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings, and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

The use of derivatives also subjects us to earnings volatility caused primarily by the changes in the fair values of derivatives that do not qualify for hedge accounting and, to a lesser extent, by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item. If we are unable to apply hedge accounting due to changes in standards or other changes in circumstances that impact our ability to utilize hedge accounting, the result could be an increase in the volatility of our earnings from period to period. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings threshold, and our members’ willingness to hold the capital stock necessary for membership and/or lending activities with us.

Lack of a public market and restrictions on transferring our stock could result in an illiquid investment for the holder. Under the GLB Act, FHFA regulations and our capital plan, our Class A Common Stock may be redeemed upon the expiration of a six-month redemption period and our Class B Common Stock after a five-year redemption period following our receipt of a redemption request. Only capital stock in excess of a member’s minimum investment requirement, capital stock held by a member that has submitted a notice to withdraw from membership, or capital stock held by a member whose membership has been terminated may be redeemed at the end of the redemption period. Further, we may elect to repurchase excess capital stock of a member at any time at our sole discretion.

We cannot guarantee, however, that we will be able to redeem capital stock even at the end of the redemption periods. The redemption or repurchase of our capital stock is prohibited by FHFA regulations and our capital plan if the redemption or repurchase of the capital stock would cause us to fail to meet our minimum regulatory capital requirements. Likewise, under such regulations and the terms of our capital plan, we could not honor a member’s capital stock redemption request if the redemption would cause the member to fail to maintain its minimum capital stock investment requirement. Moreover, since our capital stock may only be owned by our members (or, under certain circumstances, former members and certain successor institutions), and our capital plan requires our approval before a member may transfer any of its capital stock to another member, we can provide no assurance that a member would be allowed to sell or transfer any excess capital stock to another member at any point in time.

We may also suspend the redemption of capital stock if we reasonably believe that the redemption would prevent us from maintaining adequate capital against a potential risk, or would otherwise prevent us from operating in a safe and sound manner. In addition, approval from the FHFA for redemptions or repurchases is required if the FHFA or our Board of Directors were to determine that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital. Under such circumstances, we cannot guarantee that the FHFA would grant such approval or, if it did, upon what terms it might do so. We may also be prohibited from repurchasing or redeeming our capital stock if the principal and interest due on any consolidated obligations that we issued through the Office of Finance has not been paid in full or if we become unable to comply with regulatory liquidity requirements to satisfy our current obligations.

Accordingly, there are a variety of circumstances that would preclude us from redeeming or repurchasing our capital stock that is held by a member. Since there is no public market for our capital stock and transfers require our approval, we cannot guarantee that a member’s purchase of our capital stock would not effectively become an illiquid investment.

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, in accordance with the FHFA’s requirement to maintain five calendar days of contingent liquidity, we maintain a contingency liquidity plan designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Our efforts to manage our liquidity position, including carrying out our contingency liquidity plan, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

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

We may be unable to attract and retain a highly qualified and diverse workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. We may be unable to retain key management or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract and retain highly qualified and diverse employees, or failure to develop and implement an adequate succession plan for key members of management, could adversely affect our financial condition and results of operations.

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

Further, while member failures may cause us to liquidate pledged collateral if the outstanding advances are not repaid, historically, failures have been resolved either through repayment directly from the FDIC or through the purchase and assumption of the advances by another surviving financial institution. Liquidation of pledged collateral by us may cause financial statement losses. Additionally, if members become financially distressed, we may, at the request of their regulators, decrease lending limits or, in certain circumstances, cease lending activities to certain members if they do not have adequate eligible collateral to support additional borrowings. If members are unable to obtain sufficient liquidity from us, that member's financial position may continue to deteriorate. This may negatively impact our reputation and, therefore, negatively impact our financial condition and results of operations.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Construction of our new 95,000 square foot facility was completed during January 2018. We own this property and have relocated our operations to this facility located at 500 SW Wanamaker Road, Topeka, Kansas. We also maintain in Topeka a leased off-site back-up facility with approximately 3,000 square feet.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 13, 2018, we had 740 stockholders of record and 2,383,024 shares of Class A Common Stock and 14,952,521 shares of Class B Common Stock outstanding, including 19,748 shares of Class A Common Stock and 32,280 shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933 (as amended). The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

We paid quarterly stock dividends during the years ended December 31, 2017 and 2016, which excludes dividends treated as interest expense for mandatorily redeemable shares. Dividends paid on capital stock are outlined in Table 7 (dollar amounts in thousands):

Table 7

	Class A Common Stock				Class B Common Stock
	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]	Percent	Dividends Paid in Cash[1]	Dividends Paid in Class B Common Stock	Total Dividends Paid[2]
12/31/2017	1.25%	$38	$669	$707	6.50%	$30	$23,361	$23,391
09/30/2017	1.25	36	636	672	6.50	30	23,077	23,107
06/30/2017	1.00	38	507	545	6.50	31	22,192	22,223
03/31/2017	1.00	36	479	515	6.50	28	20,813	20,841
12/31/2016	1.00	38	496	534	6.00	35	18,838	18,873
09/30/2016	1.00	39	506	545	6.00	34	19,444	19,478
06/30/2016	1.00	39	486	525	6.00	33	19,217	19,250
03/31/2016	1.00	39	443	482	6.00	34	18,638	18,672

[1]	The cash dividends listed are cash dividends paid for partial shares and dividends paid to former members. Stock dividends are paid in whole shares.

[2]	Excludes dividends paid on mandatorily redeemable capital stock classified as interest expense.

Dividends may be paid in cash or shares of Class B Common Stock as authorized under our capital plan and approved by our Board of Directors. FHFA regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. We were able to manage our excess capital stock position in the past two years in order to pay stock dividends.

We anticipate paying a 1.25 percent dividend on Class A Common Stock and a 6.50 percent dividend on Class B Common Stock for the first quarter of 2018. Historically, dividend levels have been influenced by several factors, including: (1) an objective of moving dividend rates gradually over time; (2) an objective of having dividends reflective of the level of current short‑term interest rates; and (3) an objective of managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Our retained earnings balances have been significantly above the threshold set forth in the retained earnings policy and were not a factor in determining dividend declarations in 2017 and 2016. There is a possibility that the retained earnings threshold level could change and be a greater consideration for dividend levels in the future because the threshold is a function of the size and composition of our balance sheet.

Item 6: Selected Financial Data

Table 8 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 8

	12/31/2017	12/31/2016	12/31/2015	12/31/2014	12/31/2013
Statement of Condition (as of period end):
Total assets	$48,076,605	$45,216,749	$44,426,133	$36,853,977	$33,950,304
Investments[1]	13,998,599	13,609,653	13,606,080	9,620,399	8,704,552
Advances	26,295,849	23,985,835	23,580,371	18,302,950	17,425,487
Mortgage loans, net[2]	7,286,397	6,640,725	6,390,708	6,230,172	5,949,480
Total liabilities	45,570,502	43,254,301	42,584,381	35,268,710	32,149,084
Deposits	461,769	598,931	759,366	595,775	961,888
Consolidated obligation discount notes, net[3]	20,420,651	21,775,341	21,813,446	14,219,612	10,889,565
Consolidated obligation bonds, net[3]	24,514,468	20,722,335	19,866,034	20,221,002	20,056,964
Total consolidated obligations, net[3]	44,935,119	42,497,676	41,679,480	34,440,614	30,946,529
Mandatorily redeemable capital stock	5,312	2,670	2,739	4,187	4,764
Total capital	2,506,103	1,962,448	1,841,752	1,585,267	1,801,220
Capital stock	1,640,039	1,226,675	1,208,947	974,041	1,252,249
Total retained earnings	840,406	735,196	651,782	627,133	567,332
Accumulated other comprehensive income (loss) (AOCI)	25,658	577	(18,977)	(15,907)	(18,361)
Statement of Income (for the year ended):
Net interest income	270,008	257,184	239,680	225,165	217,773
(Reversal) provision for credit losses on mortgage loans	(186)	(109)	(1,909)	(1,615)	1,926
Other income (loss)	15,987	(13,830)	(80,089)	(55,850)	(30,818)
Other expenses	67,036	63,706	57,762	53,143	52,762
Income before assessments	219,145	179,757	103,738	117,787	132,267
AHP	21,934	17,984	10,378	11,783	13,229
Net income	197,211	161,773	93,360	106,004	119,038
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	267	291	296	299	291
Dividends paid in stock[4]	91,734	78,068	68,415	45,904	32,697
Weighted average dividend rate[5]	5.77%	5.29%	5.26%	4.22%	2.42%
Dividend payout ratio[6]	46.65%	48.44%	73.60%	43.59%	27.71%
Return on average equity	8.18%	7.45%	4.78%	6.29%	6.37%
Return on average assets	0.37%	0.33%	0.21%	0.30%	0.33%
Average equity to average assets	4.55%	4.47%	4.45%	4.82%	5.24%
Net interest margin[7]	0.51%	0.53%	0.55%	0.64%	0.61%
Total capital ratio[8]	5.21%	4.34%	4.14%	4.30%	5.31%
Regulatory capital ratio[9]	5.17%	4.34%	4.19%	4.36%	5.37%
Ratio of earnings to fixed charges[10]	1.39	1.56	1.46	1.58	1.59

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.

[2]	The allowance for credit losses on mortgage loans was $1,208,000, $1,674,000, $1,972,000, $4,550,000, and $6,748,000 as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 17 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $195,000, $79,000, $39,000, $40,000, and $25,000 for the years ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

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

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services primarily to our members. The FHLBanks, together with the Office of Finance, a joint office of the FHLBanks, make up the FHLBank System, which consists of 11 district FHLBanks. As independent, member-owned cooperatives, the FHLBanks seek to maintain a balance between their public purpose and their ability to provide adequate returns on the capital supplied by their members. The FHLBanks are supervised and regulated by the FHFA, an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

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

Net income for the year ended December 31, 2017 was $197.2 million compared to $161.8 million for the year ended December 31, 2016. The $35.4 million increase in net income was driven primarily by fair value fluctuations on derivatives and hedging activities and trading securities, which resulted in a net increase of $31.0 million compared to the prior year period. The increase in the LIBOR swap curve between periods had a positive impact on the net interest settlements on interest rate swaps, which accounted for a large part of the net increase in unrealized gains on derivatives and hedging activities for year ended December 31, 2017 when compared to the prior year. The positive fair value fluctuations on trading securities were generally due to changes in the relative level of interest rates. Net interest income increased $12.8 million for the year ended December 31, 2017 as a result of continued growth in advances and mortgage loans, along with the corresponding increase in investments. Further, the replacement of matured and called consolidated obligations at a lower cost during the last half of 2016 partially offset the increase in the cost of debt resulting from the increase in market interest rates in 2017. Despite the increase in net interest income, net interest margin decreased slightly for the year ended December 31, 2017 due to increases in the average rate on borrowings between periods, which was largely offset by increases in the average yield on interest-earning assets between periods. Increases to net income were partially offset by increases in compensation and benefits, software expenses, and AHP funds available to members. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities, net gains (losses) on trading securities, net interest income, and operating expenses can be found under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $2.9 billion, or 6.3 percent from December 31, 2016 to December 31, 2017, resulting primarily from continued strong demand for advances and growth in our mortgage loan portfolio, which allowed for additional growth in our investments. The average balance of advances increased by $2.1 billion, or 7.1 percent, during 2017 compared to 2016 (see Table 12 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”). We have been increasing dividends incrementally since 2014; the weighted average dividend rate increased to 5.77 percent in 2017, compared to 2.42 percent in 2013. The increase in dividends lowers the effective borrowing cost of advances, which has contributed to increased utilization of advances, especially the line of credit product, which increased $2.0 billion between December 31, 2016 and December 31, 2017. Our mortgage loan portfolio increased $0.6 billion, or 9.7 percent, from December 31, 2016 to December 31, 2017, to $7.3 billion, with recent growth attributed to the addition of high-production PFIs and program enhancements that provide PFIs with additional funding opportunities. The average balance of mortgage loans increased $0.4 billion from December 31, 2016 to December 31, 2017. We strive to maintain a ratio of average advances and average mortgage loans to average consolidated obligations (CMA ratio), based on par balances, of 70 to 80 percent, so increases in the average balance of both advances and mortgages allows for growth in non-mission assets while maintaining our desired CMA ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

Total liabilities increased $2.3 billion, or 5.4 percent, from December 31, 2016 to December 31, 2017. This increase was attributable to a $3.8 billion increase in consolidated obligation bonds, partially offset by a $1.4 billion decrease in discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. During the last half of 2016, the spread to LIBOR began to improve and as a result, we began increasing our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes. During the last half of 2017, we increased our allocation of floating rate consolidated obligation bonds to increase liquidity in response to uncertainty surrounding the pending Congressional budget resolution and debt ceiling deadline. For additional information, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on average equity (ROE) increased to 8.18 percent for the year ended December 31, 2017 compared to 7.45 percent for the prior year period. The increase in net income resulted in an increase in ROE for the year ended December 31, 2017 despite the increase in average capital caused by the increase in advances.

Dividends paid to members totaled $92.0 million for the year ended December 31, 2017 compared to $78.4 million for the prior year. The dividend rate for Class A Common Stock increased to 1.25 percent from 1.00 percent for the last two quarters of 2017, and the dividend rate for Class B Common Stock increased to 6.50 percent from 6.00 percent for all of 2017. Differences in the weighted average dividend rates between the last five years are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods and the increases in the dividend rates. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include weekly exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 7 and Item 5 – “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”).

Our strategic business plan is structured in such a way that our business activities are intended to achieve our mission consistent with the FHFA’s CMA guidance. Our CMA ratio was 77 percent for 2017. We intend to manage our balance sheet with an emphasis towards maintaining a CMA ratio within the range of 70 to 80 percent during 2018. However, this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, so it is possible that we will be unable to maintain this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 9 presents selected market interest rates as of the dates or for the periods shown.

Table 9

Market Instrument	Average Rate for	Average Rate for	12/31/2017	12/31/2016
	2017	2016	Ending Rate	Ending Rate
Federal funds effective rate[1]	1.00%	0.39%	1.33%	0.55%
Federal Reserve interest rate on excess reserves[1]	1.10	0.51	1.50	0.75
3-month U.S. Treasury bill[1]	0.94	0.31	1.38	0.50
3-month LIBOR[1]	1.26	0.74	1.69	1.00
2-year U.S. Treasury note[1]	1.39	0.83	1.89	1.20
5-year U.S. Treasury note[1]	1.91	1.33	2.21	1.94
10-year U.S. Treasury note[1]	2.33	1.84	2.41	2.45
30-year residential mortgage note rate[2]	4.22	3.87	4.22	4.39

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During 2017, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable; however, the Congressional budget agreement reached in early 2018 includes an increase in spending which will be financed primarily by debt, which could increase the cost of issuing consolidated obligations. Funding spreads relative to LIBOR have been deteriorating on the short end of the curve since the beginning of 2017, while spreads on longer tenors have improved. The Federal Open Market Committee (FOMC) raised the target rate for overnight Federal funds in March, June and December of 2017, amid positive economic indicators. Many market participants are assigning a high probability of additional increases in 2018 amidst a backdrop of accelerated economic conditions. During the January 2018 meeting, the FOMC reaffirmed its plan to reinvest reduced amounts of principal payments from its holdings of GSE debt, GSE MBS, and U.S. Treasury securities. We issue debt at a spread above U.S. Treasury securities; as a result, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
Investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. Recent regulatory changes to money market funds has intensified demand for our debt. Several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; potential policy changes under the current administration; pending regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates additional increases in short-term interest rates; the replacement of LIBOR with another index; and a decline in dealer demand due to regulatory changes related to capital.

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

Accounting for Derivatives and Hedging Activities: Derivative instruments are carried at fair value on the Statements of Condition. Any change in the fair value of a derivative is recorded each period in current period earnings or other comprehensive income (OCI), depending upon whether the derivative is designated as part of a hedging relationship and, if it is, the type of hedging relationship. A majority of our derivatives are structured to offset some or all of the risk exposure inherent in our lending, mortgage purchase, investment, and funding activities. We are required to recognize unrealized gains or losses on derivative positions, regardless of whether offsetting gains or losses on the hedged assets or liabilities are recognized simultaneously. Therefore, the accounting framework introduces the potential for considerable income variability from period to period. Specifically, a mismatch can exist between the timing of income and expense recognition from assets or liabilities and the income effects of derivative instruments positioned to mitigate market risk and cash flow variability. Therefore, during periods of significant changes in interest rates and other market factors, reported earnings may exhibit considerable variability. We seek to utilize hedging techniques that are effective under the hedge accounting requirements; however, in some cases, we have elected to enter into derivatives that are economically effective at reducing risk but do not meet hedge accounting requirements, either because it was more cost effective to use a derivative hedge compared to a non-derivative hedging alternative, or because a non-derivative hedging alternative was not available. As required by FHFA regulation and our RMP, derivative instruments that do not qualify as hedging instruments may be used only if we document a non-speculative purpose at the inception of the derivative transaction.

A hedging relationship is created from the designation of a derivative financial instrument as either hedging our exposure to changes in the fair value of a financial instrument or changes in future cash flows attributable to a balance sheet financial instrument or anticipated transaction. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut hedge accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item. We had previously discontinued using shortcut hedge accounting for derivative transactions entered into on or after July 1, 2008 but resumed using shortcut hedge accounting during the fourth quarter of 2017.

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

For derivative instruments and hedged items that meet the requirements as described above, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments where no identified hedged item qualifies for hedge accounting, changes in the market value of the derivative are reflected in income. As of December 31, 2017 and 2016, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of these derivative instruments, with no offsetting qualifying hedged item, will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities and because of the relationship between mortgage rates relative to the interest rate swap curve for the swapped MBS trading securities. See Tables 61 and 62 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of non-MBS and MBS classified as trading securities related to economic hedges was $0.4 billion and $0.9 billion, respectively, as of December 31, 2017, which matches the notional amount of interest rate swaps hedging the GSE debentures and MBS in trading securities on that date. For asset/liability management purposes, our fixed rate GSE debentures and MBS currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 14 through 16 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2017 and 2016, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

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

As of December 31, 2017, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and REO, which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered level 3 valuations. We record private-label MBS at fair value at the time any are determined to have other-than-temporary impairment (OTTI). Due to a general lack of trades in the market for these securities, we have concluded that the pricing derived should be considered level 3 valuations.

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

Term Federal Funds Sold and Term Securities Purchased Under Agreements to Resell - There were no investments in term Federal funds sold or in term securities purchased under agreements to resell outstanding at any time during the years ended December 31, 2017 and 2016.

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

Results of Operations
Earnings Analysis: Table 10 presents changes in the major components of our net income (dollar amounts in thousands):

Table 10

	Increase (Decrease) in Earnings Components
	2017 vs. 2016		2016 vs. 2015
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$251,541	43.3%	$115,007	24.7%
Total interest expense	238,717	73.8	97,503	43.2
Net interest income	12,824	5.0	17,504	7.3
(Reversal) provision for credit losses on mortgage loans	(77)	(70.6)	1,800	94.3
Net interest income after mortgage loan loss provision	12,901	5.0	15,704	6.5
Net gains (losses) on trading securities	20,623	150.4	34,282	71.4
Net gains (losses) on derivatives and hedging activities	10,382	89.3	31,216	72.9
Other non-interest income	(1,188)	(10.3)	761	7.1
Total other income (loss)	29,817	215.6	66,259	82.7
Operating expenses	2,296	4.3	5,378	11.1
Other non-interest expenses	1,034	10.5	566	6.1
Total other expenses	3,330	5.2	5,944	10.3
AHP assessments	3,950	22.0	7,606	73.3
NET INCOME	$35,438	21.9%	$68,413	73.3%

Table 11 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 11

	Year Ended December 31,
	2017		2016		2015
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$214,239	25.7%	$145,358	25.0%	$113,578	24.4%
Advances	402,071	48.3	229,904	39.6	145,689	31.3
Mortgage loans held for portfolio	214,388	25.8	203,916	35.1	204,778	44.0
Other	1,280	0.2	1,259	0.3	1,385	0.3
TOTAL INTEREST INCOME	$831,978	100.0%	$580,437	100.0%	$465,430	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2017 was $197.2 million compared to $161.8 million for the year ended December 31, 2016. The $35.4 million increase in net income was driven primarily by fair value fluctuations on derivatives and hedging activities and trading securities, which resulted in a net increase of $31.0 million. The increase in the LIBOR swap curve between periods had a positive impact on the net interest settlements on interest rate swaps, which accounted for a large part of the positive fair value fluctuations for the year ended December 31, 2017 when compared to the prior year. The positive fair value fluctuations on trading securities were generally due to changes in the relative level of interest rates. Net interest income increased $12.8 million for the year ended December 31, 2017 as a result of continued growth in advances and mortgage loans, along with the corresponding increase in investments. Further, the replacement of matured and called consolidated obligations at a lower cost during the last half of 2016 partially offset the increase in the cost of debt resulting from the increase in market interest rates in 2017. Despite the increase in net interest income, net interest margin decreased slightly for the year ended December 31, 2017 compared to the prior year due to increases in the average rate on borrowings between periods, which was largely offset by increases in the average yield on interest-earning assets between periods. Increases to net income were partially offset by increases in compensation and benefits, software expenses, and an increased allocation of funds available to members for affordable housing. ROE was 8.18 percent and 7.45 percent for the years ended December 31, 2017 and 2016, respectively. The increase in net income resulted in an increase in ROE for the year ended December 31, 2017 despite the increase in average capital caused by the increase in advances. Dividends paid to members totaled $92.0 million for the year ended December 31, 2017 compared to $78.4 million for the prior year.

Net income for the year ended December 31, 2016 was $161.8 million compared to $93.4 million for the year ended December 31, 2015. The $68.4 million increase in net income was driven by fair value fluctuations on derivatives and hedging activities and trading securities, which resulted in a net increase of $65.5 million. The positive fair value fluctuations were due largely to a tightening of the spread between mortgage rates relative to the interest rate swap curve during 2016, compared to significant widening of the same spread in the latter half of 2015. The tightening of the spread positively impacted the values of both our economic interest rate swaps and the hedged multi-family GSE MBS. Net interest income increased $17.5 million for the year ended December 31, 2016 largely as a result of advance growth, primarily in our lower-yielding line of credit advances, and increases in higher-yielding investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates. ROE was 7.45 percent and 4.78 percent for the years ended December 31, 2016 and 2015, respectively. Dividends paid to members totaled $78.4 million for the year ended December 31, 2016 compared to $68.7 million for the prior year.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. The $12.8 million increase in net interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 was a result of a result of continued growth in advances, mortgage loans, and investments, combined with a reduction in long-term debt costs resulting from the refinancing of debt during the decline in rates in the last half of 2016 which partially offset the increase in the cost of debt resulting from the increase in market interest rates in 2017 (see Table 12). The increase in net interest income for the year ended December 31, 2016 compared to the year ended December 31, 2015 was a result of growth in our short-term advances and increases in short-term interest rates, and increases in the average balances and yields of investments, partially offset by an increase in average funding cost driven by increases in short-term interest rates.

The average yield on total investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, increased from 1.17 percent for the year ended December 31, 2016 to 1.50 percent for the year ended December 31, 2017. The majority of the 33 basis point increase was due to increases in short-term interest rates paid on interest-bearing deposits, Federal funds sold, and reverse repurchase agreements. The increase in long-term interest rates and indices related to variable rate instruments increased yields as variable rate securities repriced upwards and we purchased long-term securities with yields reflecting higher market interest rates. The average yield on total investments increased from 1.00 percent for the year ended December 31, 2015 to 1.17 percent for the year ended December 31, 2016, also due primarily to increases in yields earned on Federal funds sold and reverse repurchase agreements and increases in the indices related to variable rate investment securities, combined with purchases of securities with yields higher than that of the existing portfolio.

The average yield on advances increased 49 basis points, from 0.78 percent for the year ended December 31, 2016 to 1.27 percent for the year ended December 31, 2017 due to continued increases in market interest rates across all maturities. The average yield on advances increased 22 basis points, from 0.56 percent for the year ended December 31, 2015 to 0.78 percent for the year ended December 31, 2016 due to an increase in short-term interest rates.

The average yield on mortgage loans decreased three basis points, from 3.14 percent for the year ended December 31, 2016 to 3.11 percent for the year ended December 31, 2017. The average yield on mortgage loans decreased 10 basis points for the year ended December 31, 2015 to December 31, 2016. The decrease in yield for both annual periods is due to accelerated premium amortization, as prepayments on higher coupon loans increased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase) and reinvestment is typically at a rate lower than the prepaid asset. Average mortgage rates declined between 2015 and 2016, but increased between 2016 and 2017, but even in rising rate environments, yields could still decline depending on the rate and premium of the prepaid assets. We purchased newly originated mortgage loans at market rates during the periods. Premium amortization is likely to remain near or slightly lower than current levels, as prepayments tend to slow during periods of relatively stable or rising rates.

The average cost of total consolidated obligations (bonds and discount notes) increased 41 basis points, from 0.71 percent for the year ended December 31, 2016 to 1.12 percent for the year ended December 31, 2017. During the last half of 2016, we were able to replace some maturing consolidated obligation bonds and called unswapped consolidated obligation bonds at a lower cost, which partially offset the increase in the cost of debt resulting from the increase in market interest rates. The average cost of total consolidated obligations (bonds and discount notes) increased 16 basis points, from 0.55 percent for the year ended December 31, 2015 to 0.71 percent for the year ended December 31, 2016 as a result of the increase in short-term interest rates between periods and the widening of spreads that occurred at the end of 2015 and persisted throughout the first half of 2016. During the last half of 2016 and into 2017, the spread to LIBOR improved so we increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes. For further discussion of how we use bonds and discount notes, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 14 through 16 under this Item 7), which distorts yields, especially for fixed rate trading investments that are swapped to a variable rate.

Table 12 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 12

	2017			2016			2015
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$417,175	$4,204	1.01%	$482,592	$1,873	0.39%	$229,611	$241	0.10%
Securities purchased under agreements to resell	2,323,216	23,937	1.03	2,501,676	11,975	0.48	2,271,557	4,371	0.19
Federal funds sold	2,716,688	27,994	1.03	1,414,453	5,743	0.41	1,656,091	2,131	0.13
Investment securities[1,2]	8,864,480	158,104	1.78	8,011,744	125,767	1.57	7,217,004	106,835	1.48
Advances[2,3]	31,605,448	402,071	1.27	29,497,498	229,904	0.78	26,108,222	145,689	0.56
Mortgage loans[2,4,5]	6,891,057	214,388	3.11	6,491,021	203,916	3.14	6,314,880	204,778	3.24
Other interest-earning assets	29,530	1,280	4.33	23,075	1,259	5.46	22,796	1,385	6.07
Total earning assets	52,847,594	831,978	1.57	48,422,059	580,437	1.20	43,820,161	465,430	1.06
Other non-interest-earning assets	204,665			120,888			28,810
Total assets	$53,052,259			$48,542,947			$43,848,971

Interest-bearing liabilities:
Deposits	$486,747	3,371	0.69	$595,593	1,009	0.17	$681,316	590	0.09
Consolidated obligations[2]:
Discount Notes	26,811,378	237,019	0.88	27,181,055	93,052	0.34	20,067,007	21,585	0.11
Bonds	23,038,357	320,895	1.39	18,113,580	228,842	1.26	20,741,913	203,283	0.98
Other borrowings	19,257	685	3.56	8,722	350	4.01	13,352	292	2.18
Total interest-bearing liabilities	50,355,739	561,970	1.11	45,898,950	323,253	0.71	41,503,588	225,750	0.54
Capital and other non-interest-bearing funds	2,696,520			2,643,997			2,345,383
Total funding	$53,052,259			$48,542,947			$43,848,971

Net interest income and net interest spread[6]		$270,008	0.46%		$257,184	0.49%		$239,680	0.52%

Net interest margin[7]			0.51%			0.53%			0.55%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $5.7 million, $5.3 million and $5.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 13 summarizes changes in interest income and interest expense (in thousands):

Table 13

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$(286)	$2,617	$2,331	$473	$1,159	$1,632
Securities purchased under agreements to resell	(912)	12,874	11,962	485	7,119	7,604
Federal funds sold	8,333	13,918	22,251	(354)	3,966	3,612
Investment securities	14,185	18,152	32,337	12,225	6,707	18,932
Advances	17,485	154,682	172,167	20,762	63,453	84,215
Mortgage loans	12,462	(1,990)	10,472	5,628	(6,490)	(862)
Other assets	311	(290)	21	17	(143)	(126)
Total earning assets	51,578	199,963	251,541	39,236	75,771	115,007
Interest Expense:
Deposits	(216)	2,578	2,362	(82)	501	419
Consolidated obligations:
Discount notes	(1,283)	145,250	143,967	9,986	61,481	71,467
Bonds	66,850	25,203	92,053	(28,028)	53,587	25,559
Other borrowings	379	(44)	335	(126)	184	58
Total interest-bearing liabilities	65,730	172,987	238,717	(18,250)	115,753	97,503
Change in net interest income	$(14,152)	$26,976	$12,824	$57,486	$(39,982)	$17,504

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

Net Gains (Losses) on Derivatives and Hedging Activities: The volatility in other income (loss) is driven predominantly by net gains (losses) on derivative and hedging transactions, which generally include interest rate swaps, caps and floors. Net gains (losses) from derivatives and hedging activities are sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve, and implied volatility).

Table 14

	2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,381)	$—	$(1,577)	$—	$—	$—	$(6,958)
Net interest received (paid)	(43,547)	(9,271)	—	(15)	14,514	—	(38,319)
Subtotal	(48,928)	(9,271)	(1,577)	(15)	14,514	—	(45,277)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(486)	(2,589)	—	(36)	(741)	—	(3,852)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	15,448	—	—	3,965	—	19,413
Interest rate caps	—	(3,848)	—	—	—	—	(3,848)
Mortgage delivery commitments	—	—	2,207	—	—	—	2,207
Economic hedges – net interest received (paid)	—	(20,147)	—	—	5,004	—	(15,143)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(22)	(22)
Subtotal	(486)	(11,136)	2,207	(36)	8,228	(22)	(1,245)
Net impact of derivatives and hedging activities	(49,414)	(20,407)	630	(51)	22,742	(22)	(46,522)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,863	—	—	—	—	5,863
TOTAL	$(49,414)	$(14,544)	$630	$(51)	$22,742	$(22)	$(40,659)

Table 15

	2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,867)	$—	$(2,189)	$—	$—	$(8,056)
Net interest received (paid)	(85,793)	(11,878)	—	(67)	31,559	(66,179)
Subtotal	(91,660)	(11,878)	(2,189)	(67)	31,559	(74,235)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	6,858	(340)	—	(270)	(521)	5,727
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	37,734	—	(4)	(14,099)	23,631
Interest rate caps	—	(956)	—	—	—	(956)
Mortgage delivery commitments	—	—	(952)	—	—	(952)
Economic hedges – net interest received (paid)	—	(43,803)	—	4	4,722	(39,077)
Subtotal	6,858	(7,365)	(952)	(270)	(9,898)	(11,627)
Net impact of derivatives and hedging activities	(84,802)	(19,243)	(3,141)	(337)	21,661	(85,862)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(14,862)	—	—	—	(14,862)
TOTAL	$(84,802)	$(34,105)	$(3,141)	$(337)	$21,661	$(100,724)

Table 16

	2015
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(8,267)	$—	$(2,128)	$—	$(9)	$(10,404)
Net interest received (paid)	(117,079)	(1,657)	—	215	69,222	(49,299)
Subtotal	(125,346)	(1,657)	(2,128)	215	69,213	(59,703)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(779)	636	—	306	(3,041)	(2,878)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	12,239	—	4	(1,446)	10,797
Interest rate caps	—	(4,159)	—	—	—	(4,159)
Mortgage delivery commitments	—	—	1,067	—	—	1,067
Economic hedges – net interest received (paid)	—	(56,455)	—	44	8,741	(47,670)
Subtotal	(779)	(47,739)	1,067	354	4,254	(42,843)
Net impact of derivatives and hedging activities	(126,125)	(49,396)	(1,061)	569	73,467	(102,546)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(47,577)	—	—	—	(47,577)
TOTAL	$(126,125)	$(96,973)	$(1,061)	$569	$73,467	$(150,123)

As reflected in Tables 14 through 16, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a lesser degree. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. However, the mix of our economic hedges changed in mid-2015, as a result the general level of interest rates is no longer expected to be the primary factor impacting the net unrealized gains (losses) on derivatives. Net unrealized gains or losses on derivatives will continue to be a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rates swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the years ended December 31, 2017 and 2016, net unrealized gains and losses on derivatives and hedging activities decreased net income by $1.2 million and $11.6 million, respectively. Net interest paid of $15.1 million and $39.1 million on economic interest rate swaps for the years ended December 31, 2017 and 2016, respectively, drove the net loss between periods, as changes in the LIBOR swap curve over the respective periods resulted in positive fair value fluctuations on most of our derivatives. The increase in LIBOR between periods resulted in the decrease of $24.0 million in net interest settlements year over year. Changes in the LIBOR swap curve over the respective periods resulted in positive fair value fluctuations on most interest rate swaps during 2016 and 2017, as spreads began to tighten mid-2016 from the significant widening experienced during the latter half of 2015. The increases in swap spreads during the second half of 2015 and into the first half of 2016 caused fair value decreases for many of our derivatives, but especially interest rate swaps economically hedging multi-family GSE MBS recorded as trading securities. These spreads improved significantly during the last half of 2016 and continued into 2017, resulting in unrealized gains of $7.1 million for the year ended December 31, 2017, compared to unrealized gains of $12.9 million for the year ended December 31, 2016. Unrealized gains of $8.4 million and $24.9 million for the years ended December 31, 2017 and 2016, respectively, were attributable to the fair value changes of our interest rate swaps matched to GSE debentures as a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized losses of $4.7 million and $20.3 million for the years ended December 31, 2017 and 2016, respectively, attributable to the swapped GSE debentures, which are recorded in net gains (losses) on trading securities. Table 17 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 17

	2017			2016			2015
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
GSE debentures	$8,369	$(4,748)	$3,621	$24,873	$(20,344)	$4,529	$35,482	$(42,952)	$(7,470)
GSE MBS	7,079	10,611	17,690	12,861	5,482	18,343	(23,243)	(4,625)	(27,868)
TOTAL	$15,448	$5,863	$21,311	$37,734	$(14,862)	$22,872	$12,239	$(47,577)	$(35,338)

See Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 14 through 17. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 18 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 18

	2017	2016	2015
Trading securities not hedged:
GSE debentures	$799	$1,634	$(148)
U.S. Treasury note	—	—	(16)
U.S. obligation and GSE MBS	268	(481)	(240)
Short-term money market securities	(16)	—	(10)
Total trading securities not hedged	1,051	1,153	(414)
Trading securities hedged on an economic basis with derivatives:
GSE debentures	(4,748)	(20,344)	(42,952)
GSE MBS	10,611	5,482	(4,625)
Total trading securities hedged on an economic basis with derivatives	5,863	(14,862)	(47,577)
TOTAL	$6,914	$(13,709)	$(47,991)

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term money market securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 17 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped to one-month LIBOR. The unrealized gains on our fixed rate multi-family GSE MBS investments increased $5.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, due to a decrease in mortgage-related interest rates and credit spreads at December 31, 2017 compared to the prior year. The continued increase in intermediate interest rates resulted in unrealized losses on the fixed rate GSE debentures for all periods, although to a lesser extent in 2017 as a result of a decrease in GSE spreads. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Controllable Operating Expenses: Controllable operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” As reflected in Table 19, approximately two-thirds of our operating expenses consist of compensation and benefits expense, which has been increasing in part due to increases in market salaries in the industry in general, and the hiring of additional employees and related incentive compensation. Compensation and benefits expense between 2016 and 2015 was also impacted by an increase in our pension contribution related to the low interest rate environment, executive severance expense, and an increase in incentive compensation due to a high level of goal achievement in 2016. We expect to remain at or near current levels of compensation and benefits expense for 2018. We expect a moderate increase in occupancy expense during 2018 as we completed construction of a new office building and will begin depreciating that building during 2018. Increases in other operating expense are primarily related to new software due to planned software implementations. Table 19 presents operating expenses for the last three years (dollar amounts in thousands):

Table 19

	For the Year Ended December 31,			Percent Increase (Decrease)
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Compensation and benefits	$39,105	$38,089	$33,175	2.7%	14.8%
Occupancy cost	1,863	1,737	2,092	7.3	(17.0)
Other operating expense	15,156	14,002	13,183	8.2	6.2
TOTAL CONTROLLABLE OPERATING EXPENSES	$56,124	$53,828	$48,450	4.3%	11.1%

FHFA and Office of Finance Expenses: We, together with the other FHLBanks, are charged for the cost of operating the FHFA and the Office of Finance. The FHFA’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks.

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

Because our business model is primarily one of holding assets and liabilities to maturity, we believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility or transactions that are considered unpredictable or not routine. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

Our adjusted income is defined as our net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); (3) prepayment fees on advances; and (4) other items excluded because they are not considered a part of our routine operations, such as gains/losses on retirement of debt, gains/losses on mortgage loans held for sale, and gains/losses on securities. We use adjusted income to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gains (losses) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gains (losses) on derivatives and hedging activities and trading securities can come into consideration when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison. In contrast, GAAP net income, ROE based on GAAP net income and ROE spread based on GAAP net income can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance. Management believes such volatility prevents a consistent measurement analysis.

Derivative and hedge accounting affects the timing of income or expense from derivatives. However, when the derivatives are held to maturity or call dates, there is no economic income or expense impact from these derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under derivative accounting guidance, these instruments are then marked to fair value each month, which can result in having to recognize significant fair value gains and losses from year to year, producing volatility in our GAAP net income. However, if held to maturity, the sum of such gains and losses over the term of a derivative will equal its original purchase price.

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges when compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and are recorded in net gains (losses) on derivatives and hedging activities while the net interest settlements on qualifying fair value or cash flow hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges included in the net gains (losses) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed).

Adjusted net income increased $33.2 million for the year ended December 31, 2017 compared to the same period in the prior year. The increase was due primarily to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting, partially offset by an increase in other expenses, as discussed previously. Adjusted net interest income increased for the year ended December 31, 2017 compared to the same period in 2016 primarily to the increase in LIBOR between periods, the impact of which is more apparent when net interest settlements of economic hedges are presented with the other components of net interest income because it reflects the impact of LIBOR repricing on both the asset and liability. Adjusted net interest margin, which is calculated with adjusted net interest income, increased by three basis points for the year ended December 31, 2017 compared to the year ended December 31, 2016. Under GAAP, the net interest amount that converts fixed rate investments that are economically swapped to a variable rate is recorded as part of Net Gains/Losses on Derivatives and Hedging Activities rather than net interest income. For the purpose of calculating adjusted net interest margin, these fixed rate investments are considered to be variable rate investments and the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the increase in LIBOR between periods. Under GAAP, an increase in LIBOR causes the spread to tighten between fixed rate assets and variable rate liabilities and therefore causes a decrease in net interest margin. Tables 20 and 21 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 20

	2017	2016	2015
Net income, as reported under GAAP	$197,211	$161,773	$93,360
AHP assessments	21,934	17,984	10,378
Income before AHP assessments	219,145	179,757	103,738
Derivative (gains) losses[1]	(13,898)	(27,450)	(4,827)
Trading (gains) losses	(6,914)	13,709	47,991
Prepayment fees on terminated advances	(1,461)	(2,295)	(2,410)
Net (gains) losses on sale of held-to-maturity securities	—	—	(390)
Total excluded items	(22,273)	(16,036)	40,364
Adjusted income (a non-GAAP measure)	$196,872	$163,721	$144,102

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on derivatives not qualifying for hedge accounting.

Table 21

	2017	2016	2015
Net interest income, as reported under GAAP	$270,008	$257,184	$239,680
Net interest settlements on derivatives not qualifying for hedge accounting	(15,143)	(39,077)	(47,670)
Prepayment fees on terminated advances	(1,461)	(2,295)	(2,410)
Adjusted net interest income (a non-GAAP measure)	$253,404	$215,812	$189,600

Net interest margin, as calculated under GAAP for the period	0.51%	0.53%	0.55%
Adjusted net interest margin (a non-GAAP measure)	0.48%	0.45%	0.43%

Table 22 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increase in adjusted ROE between the comparative periods is mostly a function of increases in adjusted net interest income, despite the increase in average capital as a result of the increase in advances. Adjusted ROE spread for the years ended December 31, 2017, 2016, and 2015 is calculated as follows (dollar amounts in thousands):

Table 22

	2017	2016	2015
Average GAAP total capital for the period	$2,412,303	$2,171,334	$1,951,708
ROE, based upon GAAP net income	8.18%	7.45%	4.78%
Adjusted ROE, based upon adjusted income	8.16%	7.54%	7.38%
Average overnight Federal funds effective rate	1.00%	0.39%	0.13%
Adjusted ROE as a spread to average overnight Federal funds effective rate	7.16%	7.15%	7.25%

Financial Condition
Overall: Total assets increased $2.9 billion, or 6.3 percent, from December 31, 2016 to December 31, 2017. This growth was due primarily to continued growth in advances, mostly in our line of credit and adjustable rate callable advances, and continued steady growth in our mortgage loan portfolio, along with the corresponding increase in investments. Our mortgage loan portfolio reached $7.3 billion during the year ended December 31, 2017, with certain of the growth attributed to the addition of high-production PFIs and program enhancements that provide PFIs with additional funding opportunities. We increased the dividend rates on Class A Common Stock and Class B Common Stock during 2017, and member awareness of the benefit of higher dividends that serve to reduce the effective borrowing cost of advances has resulted in increased utilization of advances, especially the line of credit product. We strive to maintain a CMA ratio of over 70 percent, so increases in the average balance of both advances and mortgage loans allows for growth in non-mission assets while maintaining our desired CMA ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market.

As a percentage of assets at December 31, 2017 compared to December 31, 2016, advances, investment securities, and mortgage loans increased, while short-term investments decreased. Advance balances fluctuate seasonally and tend to trend down at the end of a quarter, but the average balance of advances increased by $2.1 billion, or 7.1 percent, during 2017 compared to 2016. In terms of liabilities, we increased the allocation of consolidated obligation bonds relative to total consolidated obligation discount notes and bonds at December 31, 2017 compared to December 31, 2016, and we increased the allocation of floating rate consolidated obligation bonds with longer-term structures to increase liquidity in response to the uncertainty surrounding the Federal budget and the Federal debt ceiling deadline at that time. We continue to fund our short-term advances and overnight investments with term discount notes. Table 23 presents the percentage concentration of the major components of our Statements of Condition:

Table 23

	Component Concentration
	12/31/2017	12/31/2016
Assets:
Cash and due from banks	0.6%	0.5%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	9.9	12.2
Investment securities	19.2	17.9
Advances	54.7	53.0
Mortgage loans, net	15.2	14.7
Overnight loans to other FHLBanks	—	1.3
Other assets	0.4	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.3%
Consolidated obligation discount notes, net	42.5	48.2
Consolidated obligation bonds, net	51.0	45.8
Other liabilities	0.3	0.4
Total liabilities	94.8	95.7

Capital:
Capital stock outstanding	3.4	2.7
Retained earnings	1.7	1.6
Accumulated other comprehensive income (loss)	0.1	—
Total capital	5.2	4.3
Total liabilities and capital	100.0%	100.0%

Table 24 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 24

	Increase (Decrease) in Components
	12/31/2017 vs. 12/31/2016
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$60,796	29.3%
Investments[1]	388,946	2.9
Advances	2,310,014	9.6
Mortgage loans, net	645,672	9.7
Overnight loans to other FHLBanks	(600,000)	(100.0)
Other assets	54,428	31.4
Total assets	$2,859,856	6.3%

Liabilities:
Deposits	$(137,162)	(22.9)%
Consolidated obligations, net	2,437,443	5.7
Other liabilities	15,920	10.1
Total liabilities	2,316,201	5.4

Capital:
Capital stock outstanding	413,364	33.7
Retained earnings	105,210	14.3
Accumulated other comprehensive income (loss)	25,081	4,346.8
Total capital	543,655	27.7
Total liabilities and capital	$2,859,856	6.3%

1    Investments also include interest-bearing deposits, Federal funds sold and securities purchased under agreements to resell.

Advances: Our advance products are developed, as authorized in the Bank Act and regulations established by the FHFA, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is typically less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Table 25 summarizes advances outstanding by product (dollar amounts in thousands):

Table 25

	12/31/2017		12/31/2016
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,672,583	44.4%	$9,634,491	40.2%
Regular adjustable rate advances	275,000	1.0	75,000	0.3
Adjustable rate callable advances	7,242,025	27.5	6,161,835	25.7
Standard housing and community development advances:
Regular adjustable rate advances	15,000	0.1	—	—
Adjustable rate callable advances	84,252	0.3	99,002	0.4
Total adjustable rate advances	19,288,860	73.3	15,970,328	66.6
Fixed rate:
Standard advance products:
Short-term fixed rate advances	187,525	0.7	452,545	1.9
Regular fixed rate advances	4,733,715	18.0	5,084,882	21.2
Fixed rate callable advances	14,455	0.1	39,445	0.2
Standard housing and community development advances:
Regular fixed rate advances	431,540	1.6	400,412	1.7
Fixed rate callable advances	4,831	—	4,000	—
Total fixed rate advances	5,372,066	20.4	5,981,284	25.0
Convertible:
Standard advance products:
Fixed rate convertible advances	853,150	3.2	1,147,392	4.8
Amortizing:
Standard advance products:
Fixed rate amortizing advances	398,293	1.5	409,926	1.7
Fixed rate callable amortizing advances	19,589	0.1	23,239	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	385,559	1.5	419,587	1.8
Fixed rate callable amortizing advances	7,707	—	8,759	—
Total amortizing advances	811,148	3.1	861,511	3.6
TOTAL PAR VALUE	$26,325,224	100.0%	$23,960,515	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2017 and 2016. The 9.9 percent increase in advance par value from December 31, 2016 to December 31, 2017 (see Table 25) was due mostly to an increase in our line of credit and adjustable rate callable advances. Changes in interest rates could reduce the benefit of line of credit advances to our members, which could cause a significant decline in advances. We expect advances as a percent of total assets to remain near current levels as part of our core mission asset focus and continued efforts to promote awareness of the benefits of higher dividends (see “Executive Level Overview” under this Item 7), but we cannot predict member demand for our advance products.

As of December 31, 2017 and 2016, 64.5 percent and 65.7 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances can typically be attributed to the demand for loans that our depository members are experiencing in their communities and their ability to fund those loans with deposit growth. It is also influenced by our insurance company members’ need for operational liquidity and the ability of both depository and insurance company members to profitably invest advance funding. The demand for advances is also influenced by the impact our dividends have on the effective cost of advances. Dividend yields have trended higher since the last half of 2014, which has provided members with more opportunities to profitably invest advance funding, resulting in historically high levels of advances outstanding. The majority of the growth in advances experienced is a result of a small number of large members increasing short-term advances. We anticipate demand for advances to remain steady with these members. Advances with other members could decline or remain flat until greater levels of funding can be reallocated from short-term liquid assets into higher-yielding loans or assets. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances, much like what has occurred since the latter half of 2014.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.5 percent and 87.5 percent of our total advance portfolio as of December 31, 2017 and 2016, respectively.

Our potential credit risk from advances is concentrated in commercial banks and savings institutions in our four-state district, but also includes potential credit risk exposure to insurance companies, credit unions, housing associates and a small number of non-members. Table 26 presents advances outstanding by borrower type (in thousands):

Table 26

	12/31/2017	12/31/2016
Member advances:
Commercial banks	$13,761,822	$12,546,952
Savings institutions	8,597,082	7,780,718
Insurance companies	2,476,915	2,114,810
Credit unions	1,295,569	1,425,359
CDFI	4,000	4,300
Total member advances	26,135,388	23,872,139

Non-member advances:
Housing associates	95,085	61,005
Non-member borrowers[1]	94,751	27,371
Total non-member advances	189,836	88,376

TOTAL PAR VALUE	$26,325,224	$23,960,515

[1]	Includes former members that have merged into or were acquired by non-members.

Table 27 presents information on our five largest borrowers (dollar amounts in thousands). We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 27

	12/31/2017		12/31/2016
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
BOKF, N.A.	$5,100,000	19.4%	$4,800,000	20.0%
MidFirst Bank	5,100,000	19.4	4,340,000	18.1
Capitol Federal Savings Bank	2,175,000	8.2	2,275,000	9.5
United of Omaha Life Insurance Co.	659,091	2.5	670,000	2.8
Mutual of Omaha Bank	655,000	2.5	556,000	2.3
TOTAL	$13,689,091	52.0%	$12,641,000	52.7%

Table 28 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands).

Table 28

	2017		2016
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$69,087	15.6%	$64,056	20.4%
MidFirst Bank	66,775	15.0	23,198	7.4
BOKF, N.A.	66,428	15.0	33,158	10.6
American Fidelity Assurance Co.	14,300	3.2	15,985	5.1
United of Omaha Life Insurance Co.	11,112	2.5	7,689	2.5
TOTAL	$227,702	51.3%	$144,086	46.0%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers was $400.6 million for 2017 and $227.6 million for 2016, net of interest receipts/(payments) on derivatives hedging advances of $(43.5) million in 2017 and $(85.7) million in 2016.

Table 11 presents the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2017, 2016, and 2015.

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) provide liquidity or other funding; (2) facilitate residential housing finance; or (3) facilitate community lending that may also be secured by state and local government securities. Outstanding letters of credit balances totaled $3.4 billion and $3.0 billion as of December 31, 2017 and 2016, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2017 and 2016, which are noted in Table 26, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2017 was $1.6 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 9.7 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2016 to December 31, 2017. Net mortgage loans as a percentage of total assets increased slightly from 14.7 percent as of December 31, 2016 to 15.2 percent as of December 31, 2017. Table 11 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2017, 2016, and 2015. Although mortgage loan balances grew to $7.3 billion during 2017, the percentage of mortgage loan interest income to total interest income has declined, predominantly due to an increase in average advance balances as a percentage of average total assets and the resulting increase in advance interest income.

Recent growth in mortgage loans held for portfolio is attributed primarily to the addition of high-production PFIs, but we have also made enhancements to pricing structures that provide PFIs with additional funding opportunities. During 2017, we began offering PFIs the option to receive credit enhancement as a one-time upfront fee paid at purchase. Recent reductions in the required CE obligation against current and past production may reduce our PFIs' risk-based capital requirements and result in additional MPF portfolio growth. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2017.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. We receive a counterparty fee from FHLBank of Chicago (Fannie Mae seller-servicer) for our PFIs participating in the MPF Xtra product. During 2016 and 2017, we had MPF Xtra loan volume of $357.6 million and $252.6 million, respectively. The MPF Government MBS product is a structure where our PFIs sell government loans to FHLBank of Chicago that are aggregated and pooled into securities guaranteed by Ginnie Mae. During 2016, we received approval from the FHFA to offer this product to our customers. We had volume of $46.4 million and $0.4 million in the MPF Government MBS product during 2017 and 2016, respectively.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. We discontinued our mortgage loan participations with another FHLBank in the first quarter of 2014 because of lower origination volumes with PFIs, but we continue to consider and develop other options to manage the size of the mortgage loan portfolio while maintaining reliable support of our members’ residential lending programs. During 2015, we received approval from the FHFA to offer participation interests in risk-sharing MPF loan pools to member institutions. This option may further enhance our ability to manage mortgage loan portfolio volume.

Table 29 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 29

	12/31/2017		12/31/2016
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$319,936	4.5%	$273,386	4.2%
Tulsa Teachers Credit Union	273,744	3.8	242,312	3.7
ENT Federal Credit Union	198,132	2.8
Fidelity Bank	188,534	2.6
Mid-America Bank	158,733	2.2	131,419	2.0
Mutual of Omaha Bank			152,264	2.3
SAC Federal Credit Union			141,992	2.2
TOTAL	$1,139,079	15.9%	$941,373	14.4%

Table 30 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 30

	2017	2016	2015	2014	2013
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$16,456	$14,897	$15,878	$20,045	$21,142
Loans past due 90 days or more and still accruing interest, UPB	6,031	4,962	7,637	6,367	8,290

Allowance for credit losses on mortgage loans:
Beginning balance	$1,674	$1,972	$4,550	$6,748	$5,416
Charge-offs/recoveries[2]	(280)	(189)	(669)	(583)	(594)
Provision (reversal) for mortgage loan losses	(186)	(109)	(1,909)	(1,615)	1,926
Ending balance	$1,208	$1,674	$1,972	$4,550	$6,748

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$894	$859	$1,017	$1,304	$1,372
Interest recognized in income during the period	(661)	(687)	(813)	(957)	(1,016)
Shortfall	$233	$172	$204	$347	$356

[1]
Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.5 million, $1.4 million, $1.4 million, $1.5 million, and $1.5 million as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that it would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was approximately one basis point or less for the periods ending December 31, 2017, 2016, 2015, 2014, and 2013.

The serious delinquency rate of the mortgage loan portfolio did not materially change from December 31, 2016 to December 31, 2017 (see Table 31). According to the December 31, 2017 Mortgage Bankers Association (MBA) National Delinquency Survey, the weighted average of all conventional residential mortgage loans 90 days or more past due using third quarter MBA data (data is published with a one-quarter lag) was 1.9 percent. This is approximately ten times the level of seriously delinquent loans in our mortgage loan portfolio. Table 31 presents delinquency information for the unpaid principal of conventional mortgage loans in our traditional MPF products (dollar amounts in thousands):

Table 31

	12/31/2017	12/31/2016
30 to 59 days delinquent and not in foreclosure	$36,689	$39,377
60 to 89 days delinquent and not in foreclosure	7,750	7,585
90 days or more delinquent and not in foreclosure[1]	9,399	8,391
In process of foreclosure[2]	4,132	4,367
Total conventional mortgage loans delinquent or in process of foreclosure	$57,970	$59,720

Real estate owned (carrying value)	$2,539	$2,608

Serious delinquency rate[3]	0.2%	0.2%

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

Table 32

FICO Score[1]	12/31/2017	12/31/2016
< 620	0.5%	0.6%
620 to < 660	4.1	4.0
660 to < 700	12.2	12.1
700 to < 740	19.6	19.4
>= 740	63.6	63.9
	100.0%	100.0%

Weighted average	750	750

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

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

Table 33

LTV	12/31/2017	12/31/2016
<= 60%	14.7%	15.3%
> 60% to 70%	14.2	14.4
> 70% to 80%	54.5	54.8
> 80% to 90%	8.6	8.1
> 90% to < 100%	8.0	7.4
	100.0%	100.0%

Weighted average	74.2%	73.8%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2017 and 2016. Table 34 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration. If a state was not one of the top five with concentration for one of the periods presented, the applicable column is left blank.

Table 34

	12/31/2017	12/31/2016
Kansas	36.9%	37.1%
Nebraska	21.3	21.9
Colorado	16.3	15.6
Oklahoma	15.2	15.8
California	1.8
Missouri		1.5
All other	8.5	8.1
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The decrease in the allowance for credit losses as of December 31, 2017 was primarily attributable to a decrease in delinquent loans during 2017 compared to 2016. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 7 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2016 to December 31, 2017 due to increases in MBS and certificates of deposit, partially offset by a decrease in money market investments and GSE debentures. The increase in long-term MBS coincided with the increase in advances and mortgage loans, as growth in core mission assets and the corresponding increase in capital allow for growth in non-mission assets while maintaining our desired CMA ratio. Consistent with FHFA guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, overnight Federal funds sold, term Federal funds sold, certificates of deposit and commercial paper. The Bank Act and FHFA regulations and guidelines set liquidity requirements for us, and our Board of Directors has adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of financial market disruptions. See “Risk Management – Liquidity Risk Management” under this Item 7 for a discussion of our liquidity management.

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

Table 35

	12/31/2017	12/31/2016
Interest-bearing deposits	$441,009	$385,148
Federal funds sold	1,175,000	2,725,000
Certificates of deposit	584,984	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,200,993	$3,110,148

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of an individual FHLBank’s total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that an FHLBank may offer for term extensions of unsecured credit ranges from 1 percent to 15 percent based on the counterparty’s long-term credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions. See “Risk Management – Credit Risk Management” under this Item 7 for additional information related to derivative exposure.

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2017, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout the 2017 fiscal year, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2017, all unsecured investments were rated as investment grade based on NRSROs (see Table 39).

Table 36 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2017 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 36

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$441,009	$—	$—	$441,009
U.S. Branches and agency offices of foreign commercial banks:
Canada	400,000	99,990	300,026	800,016
Netherlands	425,000	—	—	425,000
Norway	250,000	—	—	250,000
Sweden	—	34,996	149,972	184,968
Austria	100,000	—	—	100,000
Total U.S. Branches and agency offices of foreign commercial banks	1,175,000	134,986	449,998	1,759,984
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,616,009	$134,986	$449,998	$2,200,993

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated domestically and in the countries listed in Table 36. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of MBS and GSE debentures. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. We hold fixed and variable rate GSE debentures in our long-term investment portfolio and we swap the fixed rate GSE debentures from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gains (losses) on derivatives and hedging activities instead of net interest income.

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of December 31, 2017, the amortized cost of our MBS portfolio represented 288 percent of our regulatory capital.

As of December 31, 2017, we held $4.8 billion of par value in MBS in our held-to-maturity portfolio, $1.5 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

We provide SBPAs to two state HFAs within the Tenth District. During 2016, we also provided SBPAs to an out-of-district HFA. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2017 expire no later than 2020 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $0.9 billion and $1.2 billion as of December 31, 2017 and 2016, respectively. We were not required to purchase any bonds under these agreements during 2017 or 2016. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

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

Traditionally, if fixed rate securities were hedged with interest rate swaps, we would classify the securities as trading investments so that the changes in fair values of both the derivatives hedging the securities and the hedged securities are recorded in other income. However, during 2015, we began classifying our newly acquired swapped fixed rate multi-family GSE MBS as available-for-sale and designating the corresponding interest rate swaps as fair value benchmark hedges. See Note 4 of the Notes to Financial Statements under Item 8 of this report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 37 (in thousands).

Table 37

	12/31/2017	12/31/2016	12/31/2015
Trading securities:
Certificates of deposit	$584,984	$—	$—
GSE debentures	1,353,083	1,563,351	1,338,639
Mortgage-backed securities:
U.S. obligation MBS	580	690	801
GSE MBS	930,768	938,747	955,166
Total trading securities	2,869,415	2,502,788	2,294,606
Available-for-sale securities:
GSE MBS	1,493,231	1,091,721	495,063
Total available-for-sale securities	1,493,231	1,091,721	495,063
Held-to-maturity securities:
State or local housing agency obligations	89,830	105,780	111,655
Mortgage-backed securities:
U.S. obligation MBS	127,588	36,331	47,234
GSE MBS	4,561,839	4,250,547	4,452,533
Private-label residential MBS	77,568	109,566	159,395
Total held-to-maturity securities	4,856,825	4,502,224	4,770,817
Total securities	9,219,471	8,096,733	7,560,486

Interest-bearing deposits	442,682	387,920	100,594

Federal funds sold	1,175,000	2,725,000	2,000,000

Securities purchased under agreements to resell	3,161,446	2,400,000	3,945,000
TOTAL INVESTMENTS	$13,998,599	$13,609,653	$13,606,080

The contractual maturities of our investments are summarized by security type in Table 38 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 38

	12/31/2017
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$584,984	$—	$—	$—	$584,984
GSE debentures	343,800	601,928	407,355	—	1,353,083
Mortgage-backed securities:
U.S. obligation MBS	—	—	580	—	580
GSE MBS	—	—	862,314	68,454	930,768
Total trading securities	928,784	601,928	1,270,249	68,454	2,869,415
Yield on trading securities	1.36%	1.37%	2.88%	2.47%
Available-for-sale securities:
GSE MBS	—	131,302	1,339,397	22,532	1,493,231
Total available-for-sale securities	—	131,302	1,339,397	22,532	1,493,231
Yield on available-for-sale securities	—%	2.05%	2.64%	2.71%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	89,830	89,830
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	127,588	127,588
GSE MBS	36	303,916	1,572,402	2,685,485	4,561,839
Private-label residential MBS	1,313	2,558	2,442	71,255	77,568
Total held-to-maturity securities	1,349	306,474	1,574,844	2,974,158	4,856,825
Yield on held-to-maturity securities	2.33%	1.66%	2.01%	1.92%

Total securities	930,133	1,039,704	4,184,490	3,065,144	9,219,471
Yield on total securities	1.36%	1.54%	2.47%	1.94%

Interest-bearing deposits	442,682	—	—	—	442,682

Federal funds sold	1,175,000	—	—	—	1,175,000

Securities purchased under agreements to resell	3,161,446	—	—	—	3,161,446
TOTAL INVESTMENTS	$5,709,261	$1,039,704	$4,184,490	$3,065,144	$13,998,599

Securities Ratings – Tables 39 and 40 present the carrying value of our investments by rating as of December 31, 2017 and 2016 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 39

	12/31/2017
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$26	$1,673	$440,983	$—	$—	$—	$442,682

Federal funds sold[2]	—	—	1,175,000	—	—	—	1,175,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	3,161,446	3,161,446

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	384,990	199,994	—	—	—	584,984
GSE debentures	—	1,353,083	—	—	—	—	1,353,083
State or local housing agency obligations	59,830	30,000	—	—	—	—	89,830
Total non-mortgage-backed securities	59,830	1,768,073	199,994	—	—	—	2,027,897
Mortgage-backed securities:
U.S. obligation MBS	—	128,168	—	—	—	—	128,168
GSE MBS	—	6,985,838	—	—	—	—	6,985,838
Private label residential MBS	—	6,977	4,081	24,743	41,335	432	77,568
Total mortgage-backed securities	—	7,120,983	4,081	24,743	41,335	432	7,191,574

TOTAL INVESTMENTS	$59,856	$8,890,729	$1,820,058	$24,743	$41,335	$3,161,878	$13,998,599

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $15.6 million at December 31, 2017.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 92 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 40

	12/31/2016
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$148	$2,772	$385,000	$—	$—	$—	$387,920

Federal funds sold[2]	—	600,000	2,125,000	—	—	—	2,725,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	2,400,000	2,400,000

Investment securities:
Non-mortgage-backed securities:
GSE debentures	—	1,563,351	—	—	—	—	1,563,351
State or local housing agency obligations	65,725	30,000	10,055	—	—	—	105,780
Total non-mortgage-backed securities	65,725	1,593,351	10,055	—	—	—	1,669,131
Mortgage-backed securities:
U.S. obligation MBS	—	37,021	—	—	—	—	37,021
GSE MBS	—	6,281,015	—	—	—	—	6,281,015
Private label residential MBS	—	666	9,089	43,379	56,393	39	109,566
Total mortgage-backed securities	—	6,318,702	9,089	43,379	56,393	39	6,427,602

TOTAL INVESTMENTS	$65,873	$8,514,825	$2,529,144	$43,379	$56,393	$2,400,039	$13,609,653

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $13.3 million at December 31, 2016.

[2]	Amounts include unsecured credit exposure with overnight original maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 41 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2017 and 2016 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 41

	12/31/2017	12/31/2016
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$992,339	$618,423
Variable rate	945,728	944,928
Non-mortgage-backed securities	1,938,067	1,563,351
Mortgage-backed securities:
Fixed rate	860,374	851,774
Variable rate	70,974	87,663
Mortgage-backed securities	931,348	939,437
Total trading securities	2,869,415	2,502,788
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,493,231	1,091,721
Total available-for-sale securities	1,493,231	1,091,721
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	89,830	105,780
Non-mortgage-backed securities	89,830	105,780
Mortgage-backed securities:
Fixed rate	180,937	236,612
Variable rate	4,586,058	4,159,832
Mortgage-backed securities	4,766,995	4,396,444
Total held-to-maturity securities	4,856,825	4,502,224
TOTAL	$9,219,471	$8,096,733

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2017.

Private-label Mortgage-backed Securities – The carrying value of our portfolio of private-label MBS is less than one percent of total assets. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 42 presents a summary of the UPB of private-label MBS by interest rate type and by type of collateral (in thousands):

Table 42

	12/31/2017			12/31/2016
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$5,146	$46,392	$51,538	$10,924	$58,725	$69,649
Alt-A	9,813	24,087	33,900	16,361	33,497	49,858
TOTAL	$14,959	$70,479	$85,438	$27,285	$92,222	$119,507

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 43 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 43

12/31/2017
Private-label residential MBS:
UPB by credit rating:
Double-A	$6,981
Single-A	4,081
Triple-B	24,848
Double-B	12,456
Single-B	13,370
Triple-C	6,269
Double-C	1,689
Single-D	15,313
Unrated	431
TOTAL	$85,438

Amortized cost	$81,731
Unrealized losses	(2,315)
Fair value	81,406

OTTI:
Credit-related OTTI charge taken year-to-date	$468
Non-credit-related OTTI charge taken year-to-date	(341)
TOTAL	$127

Weighted average percentage of fair value to UPB	95.3%
Original weighted average credit support[1]	5.3
Weighted average credit support[1]	13.1
Weighted average collateral delinquency[2]	9.6

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Other-than-temporary Impairment – Based upon our OTTI evaluation process that results in a conclusion as to whether a credit loss exists (present value of our best estimate of the cash flows expected to be collected is less than the amortized cost basis of each individual security), we have concluded that, except for 21 outstanding private-label MBS upon which we have recognized OTTI, there is no evidence of a likely credit loss in our other 61 private-label MBS; there is no intent to sell, nor is there any requirement to sell; and, thus, there is no OTTI for the remaining private-label MBS that have declined in value.

We also evaluate other non-mortgage related investment securities, primarily consisting of municipal bonds issued by housing finance authorities, for potential impairment, but this evaluation has never determined any non-MBS securities to be impaired.

In addition to evaluating all of our private-label MBS under a base case (or best estimate) scenario for generating expected cash flows, a cash flow analysis is also performed for each security under a more stressful housing price scenario, or adverse case scenario. The adverse case scenario is designed to provide an indication of the sensitivity of our private-label MBS to fluctuations in housing prices compared to our base case estimates. At December 31, 2017, the adverse case scenario results were not materially different than the base case scenario. The adverse case scenario and associated results do not represent our current expectations and therefore, should not be construed as a prediction of future results, market conditions or the actual performance of these securities. Rather, the results from the adverse case scenario are intended to provide a measure of the credit losses that we might incur if home price fluctuations are more adverse than those projected as our best estimate in our OTTI assessment.

Deposits: Total deposits decreased 22.9 percent from December 31, 2016 to December 31, 2017, mostly due to a decrease in overnight deposits. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2018 if the general level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings. There were no time deposits outstanding as of December 31, 2017 or 2016.

Table 44 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 44

	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$234,934	0.83%	$329,843	0.25%	$386,599	0.10%
Demand deposits	232,296	0.53	252,305	0.06	246,354	0.05

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans, and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has variable rates matching the asset index or utilize an interest rate swap to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR, Prime, or Treasury bills to fund short-term advances and money market investments, adjustable rate advances with indices and resets based on our short-term cost of funds, or as a liquidity risk management tool.

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

Total consolidated obligations increased 5.7 percent from December 31, 2016 to December 31, 2017 and the mix between discount notes and bonds changed over the period. We increased our allocation of floating rate consolidated obligation bonds and decreased our allocation of discount notes as we began increasing the allocation of longer-term floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets and to increase liquidity in response to uncertainty surrounding the pending Congressional budget resolution and the debt ceiling deadline. Discount notes decreased in both absolute balances and as a percentage of total consolidated obligations, although the levels of discount notes remained elevated relative to historical balances. Discount notes decreased from 51.2 percent of total outstanding consolidated obligations as of December 31, 2016 to 45.4 percent as of December 31, 2017. Bonds increased in absolute balances and as a percentage of total consolidated obligations outstanding. Bonds increased from 48.8 percent of total outstanding consolidated obligations as of December 31, 2016 to 54.6 percent as of December 31, 2017 due to the improvement in the spread to LIBOR, which provided an opportunity to issue floating rate consolidated obligation bonds at favorable spreads.

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

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2018 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

While we had stable access to funding markets during 2017, future developments, if they occur, could impact the cost of issuing new debt. Certain developments that could impact the cost of issuing new debt include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, changes to and replacement of the LIBOR benchmark interest rate, and changes in Federal Reserve policies and outlooks.

Borrowings with original maturities of one year or less are considered short-term. Table 45 summarizes short-term borrowings (dollar amounts in thousands):

Table 45

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds with Original Maturities of One Year or Less
	2017	2016	2015	2017	2016	2015
Outstanding at end of the period[1]	$20,445,225	$21,784,924	$21,821,045	$5,250,000	$5,725,000	$5,748,000
Weighted average rate at end of the period[2]	1.23%	0.47%	0.27%	1.31%	0.66%	0.30%
Daily average outstanding for the period[1]	$26,833,050	$27,190,123	$20,069,457	$6,364,589	$4,438,975	$4,137,392
Weighted average rate for the period[2]	0.87%	0.33%	0.10%	0.96%	0.48%	0.18%
Highest outstanding at any month-end[1]	$27,980,015	$29,235,952	$22,134,395	$7,900,000	$5,725,000	$6,623,000

[1]	Par Value

[2]	Computed based on par value and coupon/interest rate

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

The notional amount of total derivatives outstanding increased by $0.4 billion from December 31, 2016 to December 31, 2017 primarily due to increases in interest rate swaps hedging the basis risk of consolidated obligation bonds and interest rate swaps hedging fixed rate MBS, partially offset by decreases in interest rate swaps hedging fixed rate advances, interest rate swaps hedging fixed rate GSE debentures and interest rate swaps hedging fixed rate callable consolidated obligation bonds. These changes correspond to the change in the mix of debt between bonds and discount notes, and composition changes in advances and investments. For additional information regarding the types of derivative instruments and risks hedged, see Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 33.7 percent from December 31, 2016 to December 31, 2017, primarily due to increased utilization of advances. Under our capital plan, members must purchase additional activity-based stock as they enter into advance transactions with us. The amount required is subject to change within ranges established under our capital plan.

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

The increase in retained earnings from December 31, 2016 to December 31, 2017 is attributed to the net income for the year of $197.2 million, exceeding the $92.0 million payment of dividends in 2017. Dividends increased $13.6 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 as a result of increases in the dividends rates paid on Class A Common Stock and Class B Common Stock as discussed previously (see Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities). The JCE Agreement provides that, on a quarterly basis, we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. As of December 31, 2017, our level of restricted retained earnings represented approximately 0.32 percent of average outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 46 as of December 31, 2017 and 2016 (dollar amounts in thousands):

Table 46

	2017		2016
	Count	Amount	Count	Amount
Commercial banks	606	$783,669	624	$666,147
Savings institutions	26	538,470	29	374,903
Credit unions	84	185,845	80	85,160
Insurance companies	20	131,850	20	100,125
CDFIs	2	205	2	340
Total GAAP capital stock	738	1,640,039	755	1,226,675
Mandatorily redeemable capital stock	7	5,312	8	2,670
TOTAL REGULATORY CAPITAL STOCK	745	$1,645,351	763	$1,229,345

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

Table 47 provides a summary of member capital requirements under our current capital plan as of December 31, 2017 and 2016 (in thousands):

Table 47

Requirement	12/31/2017	12/31/2016
Asset-based (Class A Common Stock only)	$156,662	$156,291
Activity-based (additional Class B Common Stock)[1]	1,084,706	980,747
Total Required Stock[2]	1,241,368	1,137,038
Excess Stock (Class A and B Common Stock)	403,983	92,307
Total Stock[2]	$1,645,351	$1,229,345

Activity-based Requirements:
Advances[3]	$1,180,392	$1,075,517
AMA assets (mortgage loans)[4]	952	1,192
Total Activity-based Requirement	1,181,344	1,076,709
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	60,024	60,329
Total Required Stock[2]	$1,241,368	$1,137,038

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2017 and 2016.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of net income paid out as dividends. The fluctuations in the dividend payout ratios for recent year-ends (see Table 8 under Item 6 – “Selected Financial Data”) are primarily attributable to the changes in net income due to the volatility of net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities (see this Item 7 – “Results of Operations” for additional discussion).

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

Table 48

Applicable Rate per Annum	12/31/2017	09/30/2017	06/30/2017	03/31/2017
Class A Common Stock	1.25%	1.25%	1.00%	1.00%
Class B Common Stock	6.50	6.50	6.50	6.50
Weighted Average[1]	5.78	5.81	5.74	5.73
Dividend Parity Threshold:
Average effective overnight Federal funds rate	1.20%	1.16%	0.95%	0.70%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.20%	0.16%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 49 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 49

Applicable Rate per Annum	12/31/2016	09/30/2016	06/30/2016	03/31/2016
Class A Common Stock	1.00%	1.00%	1.00%	1.00%
Class B Common Stock	6.00	6.00	6.00	6.00
Weighted Average[1]	5.28	5.28	5.30	5.32
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.45%	0.40%	0.37%	0.37%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

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

We expect to continue paying dividends primarily in the form of capital stock in 2018, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2017, 65.4 percent of our capital was capital stock, and 34.6 percent was retained earnings and AOCI. As of December 31, 2016, 62.5 percent of our capital was capital stock, and 37.5 percent was retained earnings and AOCI. As mentioned previously, we were in compliance with our minimum regulatory capital requirements as of December 31, 2017. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 8 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

During the year ended December 31, 2017, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $18.0 billion and $937.8 billion, respectively, compared to $17.3 billion and $533.2 billion for the same period in 2016. The large increase in the issuance of discount notes between periods reflects the cumulative effect of using a higher allocation of overnight discount notes during 2017 compared to 2016. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During the second and third quarters of 2017, we began increasing the allocation of longer-term floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets and to increase liquidity in response to uncertainty surrounding the pending Congressional budget resolution and the debt ceiling deadline. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At December 31, 2017, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, increased slightly between years, from $5.9 billion as of December 31, 2016 to $6.0 billion as of December 31, 2017. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures was $1.3 billion and $1.5 billion as of December 31, 2017 and December 31, 2016, respectively. We held GSE MBS with a par value of $921.1 million and $940.0 million as of December 31, 2017 and December 31, 2016, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the year ended December 31, 2017, advance disbursements totaled $525.2 billion compared to $157.9 billion for the same period in 2016. During the year ended December 31, 2017, investment purchases (excluding overnight investments) totaled $4.2 billion compared to $2.7 billion for the same period in 2016. During the year ended December 31, 2017, payments on consolidated obligation bonds and discount notes were $14.2 billion and $939.2 billion, respectively, compared to $16.5 billion and $533.2 billion for the same period in 2016, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of overnight discount notes during 2017.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $9.5 billion as of December 31, 2017. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements throughout 2017. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment balances. The weighted average remaining days to maturity of discount notes outstanding increased to 35 days as of December 31, 2017 from 32 days at December 31, 2016. The weighted average remaining maturity of our money market investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper and reverse repurchase agreements) and non-earning cash left in our Federal Reserve Bank account was 8 days and 3 days as of December 31, 2017 and December 31, 2016. The mismatch of discount notes and our money market investment portfolio decreased from 29 days on December 31, 2016 to 27 days on December 31, 2017 as a result of the increase in the weighted average remaining days to maturity of our short-term investment portfolio. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and money market investments will increase our cost of funds and reduce our net interest income.

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

Contractual Obligations: Table 50 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2017 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 50

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$24,507,540	$11,098,440	$7,241,300	$2,114,700	$4,053,100
Operating leases	186	104	82	—	—
Financing obligation	29,000	—	—	—	29,000
Commitments to fund mortgage loans	77,585	77,585	—	—	—
Advance commitments	169,500	70,025	99,475	—	—
Expected future pension benefit payments	12,313	965	2,096	2,229	7,023
Mandatorily redeemable capital stock	5,312	2,028	—	3,284	—
TOTAL	$24,801,436	$11,249,147	$7,342,953	$2,120,213	$4,089,123

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to (1) provide liquidity to our members at reasonable costs to them; (2) maintain the par value of members’ capital stock; (3) repurchase or redeem members’ capital stock; and (4) maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. Proper identification, assessment and management of risks, complemented by adequate internal controls, enable our stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry, and sustain and prosper over the long term. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal and external auditors, FHFA examiners and independent consultants subject our practices to additional scrutiny, further strengthening the process.

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

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other risk management strategies that might be implemented to better ensure alignment with our desired residual risk profile; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived residual risk. The results of these activities, including any risk strategies and action plans for enhancing risk management practices, are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the Risk Oversight Committee of the Board of Directors.

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 22 business unit risk assessments were completed in 2017 addressing 133 key processes throughout the FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. All risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. Each process level risk is associated with one or more entity level risks to establish a relationship or connection between the top down or entity level risks and the risks managed at the business unit level.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Executive Team, Strategic Risk Management Committee, the Asset/Liability Committee, the Credit Underwriting Committee, the Market Risk Analysis Committee, the Operations Risk Committee, the Disclosure Committee, and the Technology Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs, and private-label MBS rated triple-A at the time of purchase. Most of our MBS portfolio is securitized by Fannie Mae or Freddie Mac. All of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 43), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of seven securities that have experienced immaterial cash flow shortfalls through December 31, 2017. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We recently entered into updated bilateral security agreements with our non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized regardless of credit rating, subject to a minimum transfer amount. Previously, some of our uncleared derivative instruments contained provisions that required the counterparty to deliver additional collateral to us if there was deterioration in that counterparty’s credit rating. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2017.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2017.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there are defaults, minus the value of any related collateral posted to satisfy the initial margin (if required) and certain variation margin. Our derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a clearing agent and to protect the clearing agent against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. Although the initial margin requirement should decrease over time as the duration and market volatility decrease, it remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.

Tables 51 and 52 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or Standard and Poor's (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 51

12/31/2017
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$223,200	$1,431	$1,401	$30
Cleared derivatives[1]	950,114	1,987	(9,878)	11,865
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	921,300	(9,895)	(11,626)	1,731
Cleared derivatives[1]	4,602,525	(5,546)	(28,877)	23,331
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$6,697,139	$(12,023)	$(48,980)	$36,957

[1]
Represents derivative transactions cleared with LCH.Clearnet LLC and CME Clearing, which are not rated. LCH.Clearnet LLC's parent company, LCH Group Holdings Ltd. was rated A+ by S&P and London Stock Exchange Group, LCH Group Holdings Ltd.'s ultimate parent, was rated A3 by Moody's and A- by S&P as of December 31, 2017. CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2017.

[2]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 52

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

[1]
Represents derivative transactions cleared with LCH.Clearnet LLC and CME Clearing, which are not rated. LCH.Clearnet LLC's parent company, LCH Group Holdings Ltd., was rated A+ by S&P and CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2016.

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

Table 53 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2017 (dollar amounts in thousands):

Table 53

	Canada		Other[1]		Total[1]
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$400,000	0.8%	$775,000	1.6%	$1,175,000	2.4%

Trading securities[3]	400,017	0.8	184,967	0.4	584,984	1.2

Derivative assets:
Net exposure at fair value	1,420		(9,883)		(8,463)
Cash collateral held	(1,402)		11,626		10,224
Net exposure after cash collateral	18	—	1,743	—	1,761	—

TOTAL	$800,035	1.6%	$961,710	2.0%	$1,761,745	3.6%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2017 were $0.4 billion (Netherlands).

[2]	Consists solely of overnight Federal funds sold.

[3]	Consists of certificates of deposit with remaining maturities of less than three months.

Table 54 presents the fair value of cross-border outstandings to countries in which we do business that amounted to at least one percent of our total assets as of December 31, 2016 (dollar amounts in thousands).

Table 54

	Canada		Finland		Other[1]		Total[1]
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$760,000	1.7%	$600,000	1.3%	$1,070,000	2.4%	$2,430,000	5.4%

Derivative assets:
Net exposure at fair value	(3,059)		—		(25,764)		(28,823)
Cash collateral held	3,062		—		33,638		36,700
Net exposure after cash collateral	3	—	—	—	7,874	—	7,877	—

TOTAL	$760,003	1.7%	$600,000	1.3%	$1,077,874	2.4%	$2,437,877	5.4%
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

Table 55

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

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with maturities not exceeding five years. Table 56 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2017 and 2016 (in thousands):

Table 56

	12/31/2017	12/31/2016
Liquid assets[1]	$1,443,050	$2,932,254
Total qualifying deposits	461,769	598,931
Excess liquid assets over requirement	$981,281	$2,333,323

[1]
Although we have other assets that qualify as eligible investments under the liquidity requirements, only Federal funds sold and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

FHFA regulations and our RMP require us to maintain contingency liquidity, which is defined as eligible transactions that we may use to meet our liquidity needs for a minimum of five business days without access to the consolidated obligation debt markets. Eligible transactions for meeting the contingency liquidity requirement are defined below. Both the FHFA and our liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual market disruption. We believe that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five business days; however, under extremely adverse market conditions, our ability to meet a significant increase in member advance demand could be impaired if we are denied access to the consolidated obligation debt markets. We complete our contingency liquidity calculation weekly, or more often if deemed necessary.

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

Table 57 summarizes our compliance with the FHFA’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated February 27, 2018 (in thousands):

Table 57

02/27/2018
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$4,301,656
Self-liquidating assets with a maturity of 7 days or less	10,727,600
Assets that are generally accepted as collateral in the repurchase agreement market	4,103,115
Irrevocable lines of credit	—
Total Sources	19,132,371
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	116,122
100 percent of Federal funds purchased maturing within one week	—
100 percent of consolidated obligations and other borrowings maturing within one week	6,175,280
Less 100 percent of consolidated obligations settling within one week	(35,000)
100 percent of consolidated obligations expected to be called within one week	—
100 percent of consolidated obligations amortization within one week	—
Total Uses	6,256,402
EXCESS CONTINGENCY LIQUIDITY	$12,875,969

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

In 2017, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP at all times during 2017.

FHFA guidelines and our RMP require us to maintain a minimum number of calendar days of positive cash balances without access to the capital markets for the issuance of consolidated obligations under two different scenarios as described below:

▪
10 to 20 days (initial and current target set by FHFA at 15 days) of positive cash balances under the roll-off scenario. Under the roll-off scenario, we assume that maturing member advances are not renewed; and

▪
Three to seven days (initial and current target set by FHFA at five days) of positive cash balances under the renew scenario. Under the renew scenario, we assume that all maturing advances are renewed.

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the FHFA each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and GSE securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements at all times during 2017.

We generally maintained stable access to the capital markets throughout 2017. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

Uncleared derivative transactions entered into with non-member counterparties, including interest rate swaps, swaptions, interest rate caps and interest rate floors, generally have two-way bilateral triggers based on our ratings or the counterparties’ ratings, as applicable to the situation (i.e., which party is at risk). These transactions also have two-way rating triggers that provide for early termination, at the option of us or the counterparty, if the other party’s rating falls to or below the rating trigger level. Early termination by a counterparty may result in losses to us. Our agreements with uncleared derivative counterparties incorporate termination triggers at ratings of BBB+ and Baa1 or lower. The triggers are incorporated in a master derivatives credit support annex or bilateral security agreement. We recently entered into updated bilateral security agreements with our non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized (i.e., $0 threshold, meaning all exposures are collateralized), subject to minimum transfer amounts. Previously, certain of our uncleared derivative instruments contained provisions that required the posting of additional collateral if there was deterioration in the FHLBank’s or an uncleared derivative counterparty's credit rating. The collateral posted by our uncleared derivative counterparties as of December 31, 2017 and 2016 was in the form of cash. Recently issued rules specify the types of collateral that may be posted or collected as initial or variation margin and sets forth haircuts for certain collateral asset classes. Collateral must be posted to a third-party custodian and cannot be rehypothecated. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2017 and 2016, we were a party to, or participated in, 25 and 26 SBPAs, respectively, in which our aggregate principal and interest commitments were $0.9 billion and $1.2 billion, respectively.

Business Risk Management: Business risk is the risk of an adverse impact on our profitability resulting from external factors that may occur in both the short and long run. We manage business risk, in part, through a commitment to strategic planning and by having a strategic business plan in effect at all times that describes how the business activities will achieve our mission and also details the operating goals and strategic objectives for each major business activity. The Strategic Business Plan is intended to make transparent our strategic plans as well as the strategic planning process that helps formulate that plan. The Strategic Business Plan is augmented from time-to-time, at least annually, with appropriate research and analysis. The Strategic Business Plan provides a mechanism for management and the Board of Directors to be fully engaged in fulfilling their responsibilities for establishing our long-term strategic direction. Directors’ knowledge of the external environment through their positions with member institutions in the financial services industry as well as a variety of other professions provides a strong experience base to complement the capabilities and competencies of management. Full development of the Strategic Business Plan, including tactical strategies and implementation, is delegated to management and facilitated by the Strategic Planning and Member Solutions department. We use planning scenarios to develop the Strategic Business Plan and we continue to refine and enhance the scenario planning process each year. We believe this process results in the development of robust and effective future scenarios, thereby enhancing the overall effectiveness of our strategic planning process and the development of risk strategies for each scenario. The Board of Directors plays a key role in the development of the Strategic Business Plan and regularly monitors progress in the achievement of business objectives. Two Board of Directors’ meetings are set aside each year for strategic planning purposes.

The FHFA published an amended stress test rule in the Federal Register to align with the Federal Reserve’s established schedules for Comprehensive Capital Analysis and Review (CCAR) institutions. The final rule amended the stress testing regulation as follows: (1) moves the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year; (2) requires the FHFA to provide the scenarios no later than 30 days after the Federal Reserve Board publishes its scenarios (expanded from the former 15 days); (3) requires stress tests be completed based on December 31 data (rather than the former requirement of September 30 data); (4) reports on the stress tests are due by August 31 of each year (as opposed to April 30); and (5) the FHLBanks are required to publicly disclose a summary of the severely adverse scenario between November 15 and November 30 (as opposed to between July 15 and July 30). Our stress test results for the severely adverse scenario were posted to our public website as required under the FHFA rule on November 16, 2017.

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

Operations Risk Management: Operations risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events (including fraud, information security incidents, and business disruptions). A number of strategies are used to manage and mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

Human Error and Circumvention or Failure of Internal Controls and Procedures - Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, develop, promote, and retain high-quality employees by offering a fair and competitive compensation package and by providing a comfortable, secure and professional work environment in a cost-effective manner. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an Internal Control Policy which, in addition to defining internal control and describing the five interrelated components and underlying principles of the FHLBank’s internal control framework, outlines the objectives for our internal controls, establishes and delineates management’s responsibilities for implementing and maintaining internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the Internal Control Policy, that addresses: (1) the establishment of strategies aligned with our mission and vision; (2) the efficiency and effectiveness of our activities; (3) the safeguarding of our assets: (4) the reliability, completeness and timely reporting of financial and management information (and the transparency of that information) to the Board of Directors and outside parties, including the Office of Finance, the SEC and the FHFA; and (5) compliance with applicable laws, regulations, policies, supervisory determinations and directives. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions and Information Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. The Business Case Working Group, comprised of IT business partners and representatives from various business units, scores all large and medium projects. Our President and Chief Executive Officer (CEO) then prioritizes the scored IT projects to ensure alignment of IT resources with our strategic direction. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated future projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are identified, classified, and protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) cyber security threats and/or other information security risks are identified, monitored, assessed, and appropriately managed or mitigated through our enterprise information security program.

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

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, such as the current interest rate environment, the FHFA requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this FHFA requirement.

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2017. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 59 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 59

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2017	2.4	-1.5	2.9
09/30/2017	2.8	-1.0	2.7
06/30/2017	2.3	-0.4	2.3
03/31/2017	2.2	-1.0	2.3
12/31/2016	2.6	-1.0	3.0
09/30/2016	-0.1	-2.2	1.1
06/30/2016	2.1	-1.4	1.0
03/31/2016	1.8	0.9	1.1

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2017 decreased in the up 200 and down 200 basis point shock scenarios and increased (more negative) in the base scenario from December 31, 2016. The primary factors contributing to these net changes in duration during the period were: (1) the decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period, including increasing prepayment projections based on the decrease in long-term interest rates; and (3) asset/liability actions taken by management throughout the period, including the continued call and re-issuance of long-term unswapped callable consolidated obligation bonds with short lock-out periods as conditions permitted and the continued issuance of discount notes funding the growth in short-term advances.

The decrease in longer-term interest rates from December 31, 2016 generally shortens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general decrease in long-term interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio increased in net outstanding balance, and increased as an overall percentage of total assets, increasing from 14.7 percent of total assets as of December 31, 2016 to 15.2 percent as of December 31, 2017 as the balance sheet remained relatively stable. With this weighting increase, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. With the mortgage loan portfolio continuing to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when our advance balances increase, as they did during 2017, our mortgage loan portfolio effectively decreases as a proportion of our total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a somewhat smaller contribution impact to the overall DOE since DOE is a market value weighted measurement. With the absolute growth in the mortgage loan portfolio during the period, and with the associated long-term interest rate decrease, the mortgage loan portfolio increased slightly as a percentage of the market value of the net balance sheet, causing the DOE profile to have a marginally larger impact from the mortgage loan duration profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our market risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

As long-term interest rates decreased during 2017, we continued to experience prepayments of the fixed rate mortgage loan portfolio. As interest rates fluctuated during the period, the short lock-out periods of the callable bonds plus some maturities of non-callable bonds provided the opportunity to refinance a measured amount of our liabilities during this period. The overall decrease in long-term interest rates caused the duration profile of the existing portfolio of unswapped callable bonds to shorten as expected. In addition, the unswapped callable bond portfolio became a slightly larger percentage of the balance sheet as the portfolio expanded during the period and based on the elevated issuance of discount notes in response to the growth in short-term advances and associated capital stock activity. The discount note portfolio level naturally diluted the percentage of outstanding unswapped callable bonds and impacts the weighting of this portfolio as an overall percentage of liabilities. As discussed previously, a portfolio weighting change can alter the impact of a portfolio's overall contribution to net DOE. While the unswapped callable bonds relative weighting led to a slightly larger contribution to DOE, the overall shortening of the absolute portfolio duration served to limit the impact of the weighting change. This liability behavior includes the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates in certain shock scenarios. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance of callable bonds in relation to the mortgage portfolios is discussed in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE increase (more negative) in the base scenario.

These factors also contributed to the net DOE decrease in the up 200 basis point interest rate shock scenario. As mentioned previously, as interest rates decreased during the period and the unswapped callable bond portfolio shortened in duration in the base scenario, shocking interest rates by increasing 200 basis points generated only a marginal increase in duration shortening. In other words, while the options of the longer dated unswapped callable bonds were trending more in-the-money with the decrease in rates, shocking rates by increasing 200 basis points caused the options to be significantly out-of-the-money and quite insensitive to interest rate shocks and relates to the convexity profile mentioned below. Again, this insensitivity to interest rate shocks generates only marginal change in values causing the duration of the portfolio to be quite stable. As the mortgage loan portfolio contributed only slightly more impact in the up 200 basis point shock scenario, the overall DOE become less positive, or less asset sensitive.

In addition, we purchased $0.3 billion of variable rate multi-family GSE MBS throughout the year as allowable according to FHFA regulations. The variable rate GSE MBS purchased were without embedded interest rate caps. We also purchased $0.4 billion of fixed rate multi-family GSE MBS during the period. These fixed rate securities were effectively swapped to LIBOR and impact DOE only slightly since they are reflected as variable rate instruments and are further described in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain (Loss) on Trading Securities." As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. The relationship of the variable rate GSE MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We did not purchase additional interest rate caps during 2017.

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

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the positive non-zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero for much of the interest rate term structure. This flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of our balance sheet and of DOE. The net DOE decrease in the down 200 basis point interest rate shock scenario during the period is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, management implements the Board-approved approach to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2017, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -1.0 months and -0.6 months for December 31, 2017 and 2016, respectively. Again, as discussed previously, the relatively stable performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps, floors and swaptions as discussed previously. Interest rate swaps increase the flexibility of our funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. FHFA regulation prohibits the speculative use of derivatives, and we do not engage in derivatives trading for short-term profit. Because we do not engage in the speculative use of derivatives through trading or other activities, the primary risk posed by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force us to replace the derivative at market price (see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management – Credit Risk Management” for additional information).

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
Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 60 presents MVE as a percent of TRCS. As of December 31, 2017, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The higher level of excess stock as of December 31, 2017 (see Table 47 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the decrease in MVE from December 31, 2016 to December 31, 2017. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 60

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2017	166	168	167
09/30/2017	170	174	175
06/30/2017	169	172	173
03/31/2017	174	176	176
12/31/2016	177	181	179
09/30/2016	180	172	176
06/30/2016	169	170	170
03/31/2016	164	167	170

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

Tables 61 and 62 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 61

12/31/2017
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,972,139	$1,639
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	853,150	8,679
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	169,500	(730)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	398,500	(5,674)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	850,799	(1,578)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,484,295	19,139
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,344,200	1,011
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	77,585	30
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	985,000	12,652
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	280,000	(2,179)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	45,000	(169)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	430,000	(2,843)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,280,000	(11,177)
TOTAL				$13,170,168	$18,800

Table 62

12/31/2016
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,360,835	$(14,485)
Fixed rate callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	30,000	60
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,145,392	(17,339)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	82,975	2,567
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	604,820	(16,376)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	852,810	(8,804)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,096,867	14,190
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,765,200	4,859
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	90,013	(158)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	149,361	370
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	830,680	26,425
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	750,000	(1,083)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	30,000	(1,174)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	420,000	(4,319)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	565,000	(14,995)
TOTAL				$12,773,953	$(30,262)

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-69 of this Form 10‑K.

Audited Financial Statements

Tables 63 and 64 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2017 and 2016 (in thousands):

Table 63

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$236,955	$228,008	$197,078	$169,937
Interest expense	167,823	159,081	131,801	103,265
Net interest income	69,132	68,927	65,277	66,672
(Reversal) provision for credit losses on mortgage loans	10	(171)	20	(45)
Net interest income after mortgage loan loss provision	69,122	69,098	65,257	66,717
Other non-interest income (loss)	1,493	5,461	1,148	7,885
Other non-interest expense	16,872	19,535	15,713	14,916
Assessments	5,380	5,510	5,074	5,970
NET INCOME	$48,363	$49,514	$45,618	$53,716

Table 64

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$147,041	$145,477	$145,112	$142,807
Interest expense	82,049	82,337	80,930	77,937
Net interest income	64,992	63,140	64,182	64,870
(Reversal) provision for credit losses on mortgage loans	31	329	(212)	(257)
Net interest income after mortgage loan loss provision	64,961	62,811	64,394	65,127
Other non-interest income (loss)	(2,135)	8,708	(13,887)	(6,516)
Other non-interest expense	16,853	17,935	15,279	13,639
Assessments	4,599	5,361	3,526	4,498
NET INCOME	$41,374	$48,223	$31,702	$40,474

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

Management, with the participation of the President and CEO, our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

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

Item 9B: Other Information

None.

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 67 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 67

Executive Officer	Age	Position Held
Mark E. Yardley	62	President and Chief Executive Officer
Patrick C. Doran	56	EVP/Chief Compliance and Ethics Officer and General Counsel
Sonia R. Betsworth	56	SVP/Chief Administrative Officer
Denise L. Cauthon	54	SVP/Chief Accounting Officer
Joe B. Edwards	61	SVP/Chief Information Officer
Dan J. Hess	52	SVP/Chief Business Officer
Thomas E. Millburn	47	SVP/Chief Audit Executive
William W. Osborn	52	SVP/Chief Financial Officer
Martin L. Schlossman, Jr.	49	SVP/Chief Risk Officer

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Compliance and Ethics Officer (CCEO) and General Counsel, the Chief Audit Executive, and the Chief Risk Officer (CRO), may be removed from office or discharged by the Board of Directors or the President and CEO with or without cause. The Chief Audit Executive may be removed from office, with or without cause, only with the approval of the Audit Committee. The CCEO and General Counsel and the CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

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

Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:

Mark E. Yardley became President and CEO in March 2017, after serving as Interim President and CEO starting in January 2017. From May 2010 through December 2016, he was Executive Vice President and CRO. Mr. Yardley previously served as Executive Vice President and Chief Financial Officer (CFO) from February 2005 to May 2010, First Senior Vice President and CFO from December 1999 through February 2005 and as First Senior Vice President, Director of Finance, from January 1999 to December 1999. Mr. Yardley joined the FHLBank in 1984 as Director of Internal Audit and was promoted to Assistant Vice President in 1990 and Vice President in 1991.

Patrick C. Doran became Executive Vice President, CCEO and General Counsel in December 2017. From March 2016 to December 2017, he served as Executive Vice President, Chief Compliance Officer and General Counsel, and from December 2015 to March 2016, he was Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. He served as Senior Vice President, General Counsel and Corporate Secretary from May 2004 to December 2015.

Sonia R. Betsworth became Chief Administrative Officer (CAO) in March 2017, after serving as Interim Chief Administrative Officer starting in January 2017. From March 2013 through December 2016, she was Senior Vice President and Chief Credit Officer. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined the FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Denise L. Cauthon became Senior Vice President and Chief Accounting Officer in December 2010. Ms. Cauthon served as First Vice President and Chief Accounting Officer from May to December 2010, First Vice President and Controller from March 2007 to April 2010, and Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined the FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

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

Thomas E. Millburn became Senior Vice President, Chief Audit Executive in March 2016. Mr. Millburn previously served as Senior Vice President, Chief Internal Audit Officer from March 2011 to March 2016 and Senior Vice President, Director of Internal Audit from December 2010 to March 2011. Mr. Millburn joined the FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and then to First Vice President in March 2004.

William W. Osborn became Senior Vice President and CFO in June 2010. Mr. Osborn joined the FHLBank in May 2006 as Director of Product Profitability and Pricing. He was promoted to Director of Banking Strategies in January 2008, to First Vice President in April 2008 and to Senior Vice President in April 2009.

Martin L. Schlossman, Jr. became CRO in March 2017, after serving as Interim CRO starting in January 2017. Mr. Schlossman previously served as Senior Vice President, Associate CRO from March 2012 through December 2016. He joined the FHLBank in November 2000 as an Enterprise Risk Analyst and was promoted to Planning Officer in December 2001, Assistant Vice President in March 2004, Vice President in June 2005, and First Vice President in March 2009. He was named Associate CRO in June 2010 and was promoted to Senior Vice President in March 2012.

Directors
The Bank Act (as amended by the Recovery Act) and FHFA regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the FHFA, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the FHFA uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors, and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the FHFA may require from time to time the allocation of additional member director seats. Currently our Board of Directors consists of 18 directors, 10 of whom are member directors and 8 of whom are independent directors. Under the FHFA regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the FHFA to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; (2) either a resident in our district or serve as an officer or director of a member located in our district; and (3) elected by a vote of the members, in accordance with the Bank Act and FHFA regulations. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

Member directorships are designated to each of the four states in our district and each of our members is entitled to nominate and vote for candidates representing the state in which the member’s principal place of business is located. To qualify as a nominee for a member directorship, a nominee must be an officer or director of a member located in the state to which the director of the FHFA has allocated the directorship, and such member must meet all minimum capital requirements established by its appropriate Federal banking agency or appropriate state regulator. Member directors are nominated by members located in the state to which the member directorship is assigned, based on a determination by the nominating institution that the nominee possesses the applicable experience, qualifications, attributes and skills to qualify the nominee to serve as an FHLBank director, without any participation from our Board of Directors. Following the nomination process, a member is entitled to cast, for each applicable member directorship, one vote for each share of capital stock that the member is required to hold, subject to a statutory limitation. Under this limitation, the total number of votes that each member may cast is limited to the average number of shares of capital stock that were required to be held by all members in that state as of the record date for voting.

Each of our member directors meets the required qualifications and, as such, each is an officer or director of a member in the respective state from which they were nominated and elected.

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the FHFA for review. In nominating independent directors, our Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of nominees, and the skills and experience most likely to add strength to the Board of Directors, among other skills, qualifications and attributes. FHFA regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board of Directors. Our Board of Directors will consider diversity in nominating independent directors and in electing member directors when the Board of Directors is permitted to elect member directors in the event of a vacancy. If our Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our Board of Directors has adopted procedures for the nomination and election of independent directors, consistent with the requirements of the Bank Act and FHFA regulations.

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

On November 7, 2017, we elected Andrew C. Hove, Jr. and Richard S. Masinton as independent directors, as reported in our Current Report on Form 8-K filed with the SEC on November 7, 2017. Additionally, on September 26, 2017, we filed a Current Report on Form 8-K announcing that Mark J. O'Connor, from the state of Colorado, and Gregg L. Vandaveer, from the state of Oklahoma, were deemed elected as member directors of FHLBank’s Board of Directors. Each of the directors elected in 2017 will serve four-year terms expiring December 31, 2021.

Table 68 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 68

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Donald R. Abernathy, Jr.	61	Member	January 2017	December 2018	(e), (f)
Milroy A. Alexander	68	Independent	January 2015	December 2020	(a), (b), (c), (e) Chair
Robert E. Caldwell, II	47	Independent	January 2004	December 2018	(a), (b), (c) Vice Chair
G. Bridger Cox	65	Member	January 2011	December 2019	(b), (c) Chair
Holly Easterling	54	Independent	January 2016	December 2019	(a), (f)
Andrew C. Hove, Jr.	83	Independent	April 2007	December 2021	(d), (e)
Michael B. Jacobson	64	Member	January 2012	December 2019	(a), (c), (f) Chair
Jane C. Knight	74	Independent	January 2004	December 2018	(d), (e)
Richard S. Masinton	76	Independent	April 2007	December 2021	(b) Chair, (c), (d)
Neil F. M. McKay	77	Independent	April 2007	December 2020	(a), (f)
L. Kent Needham	64	Member	January 2013	December 2020	(d), (e)
Mark J. O’Connor	53	Member	May 2011	December 2021	(d), (f)
Thomas H. Olson, Jr.	52	Member	January 2013	December 2020	(a), (e), (f)
Donde L. Plowman	65	Independent	January 2017	December 2020	(b), (d)
Mark W. Schifferdecker	53	Member	January 2011	December 2018	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	68	Member	January 2007	December 2019	(a), (b), (c), (d) Chair
Douglas E. Tippens	63	Member	January 2015	December 2018	(b), (e), (f)
Gregg L. Vandaveer	65	Member	January 2018	December 2021	(e), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation, Human Resources and Inclusion; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

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

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver Housing and Neighborhood Redevelopment department. He also served his second and third terms as a director of the Municipal Securities Rulemaking Board from October 2010 through September 2012 and May 2013 through September 2013. He completed his second and final five-year term on the board of trustees of Rose Community Foundation in December 2017, and is board chair of the Lowry Redevelopment Authority. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The Board of Directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 10 years as an auditor with Touche Ross & Co. (now Deloitte), his past service on the audit committees of many organizations and his ability to provide the Board of Directors with racial diversity, when making his nomination.

Robert E. Caldwell, II is the Vice Chair of our Board of Directors. Mr. Caldwell is currently Director of Corporate Development for Nebco, Inc., a supplier of materials to the construction industry to construct buildings, streets and highways, which he began in August 2014. Prior to his service at Nebco, Inc., Mr. Caldwell was the President and COO of WRK Real Estate, LLC, which he began in January 2014. He previously served as President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006, and General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese public company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination.

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

Andrew C. Hove, Jr., now retired, previously served as Vice Chairman and Acting Chairman of the FDIC from 1991 to 2001, and prior to that he served as the Chairman and CEO of Minden Exchange Bank and Trust, Minden, Nebraska. Mr. Hove served on the boards of directors of NeighborWorks Lincoln from 2002 to 2016, Great Western Bank, Sioux Falls, South Dakota, from 2001 until February 2017, and Great Western Bancorp, Inc., a Delaware corporation and public company, from July 2014 until February 2017. Mr. Hove also previously served on the board of directors of Sovereign Bank, Wyomissing, Pennsylvania, a public company, until 2009. The Board of Directors considered Mr. Hove’s qualifications, skills and attributes, including his experience as Chairman and CEO of a community bank, his experience as Vice Chairman and Acting Chairman of the FDIC, his activities and affiliation with NeighborWorks Lincoln, and his prior service as an FHLBank director, when making his nomination.

Michael B. Jacobson has been Chairman, President and CEO of NebraskaLand National Bank, North Platte, Nebraska, since 1998. Although the Board of Directors did not participate in Mr. Jacobson’s nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and possesses over 35 years of banking experience, including over 20 years as the CEO of a bank, that assists in his service as a director.

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

Richard S. Masinton, now retired, was Executive Vice President of Quinn Capital, LLC, a private equity company in Leawood, Kansas from January 2009 through 2014. Mr. Masinton previously served as CFO, then Executive Vice President of Russell Stover Candies in Kansas City, Missouri, from 1996 until 2008. Mr. Masinton has served on the board of directors of No More Homeless Pets Kansas City, an animal welfare charity. He also sat on the boards of directors of Eco-Choice Springwater, LLC and CRB Biosoft, LLC. Mr. Masinton retired from the boards of directors of OneNeck IT Services Corp in 2008 and Enterprise Financial Services Corporation, a publicly owned bank holding company, in 2007. He has also served on the board of advisors of the University of Kansas School of Business and on an advisory board at the University of Oklahoma School of Business. The Board of Directors considered Mr. Masinton’s qualifications, skills and attributes, including his Master's Degree in Accounting, Finance and Economics, his certification as a CPA, his experience on the board of a publicly owned bank holding company, including his 7 years of experience as Chairman of the audit committee of such bank holding company, his 40 years of experience as a corporate executive, and his prior service as an FHLBank director, when making his nomination.

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

Mark J. O’Connor currently serves as President of Investments of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 29 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the President of Investments and Chairs the ALCO Committee of a large bank holding company and has over 15 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and sits on its Investment Committee. He has experience on the board, including service as chairman, of a state housing finance authority, and his prior experience as an FHLBank director assists in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Windsor, Colorado, since 1998. Mr. Olson is currently also the chairman of Points West Community Bank, Windsor, Colorado, Chairman of Points West Community Bank, Sidney, Nebraska, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Chairman of Fullerton National Bank, Chairman of Woodstock Land and Cattle, and Director of Rush Creek Land and Livestock. Although the Board of Directors did not participate in Mr. Olson's nomination since he is a member director, Mr. Olson has a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 24 years of banking experience, including more than 19 years as CEO, that assists in his service as a director.

Donde L. Plowman serves as Executive Vice Chancellor and Chief Academic Officer at the University of Nebraska - Lincoln since January 2017. From July 2010 through December 2016, she served as the Dean of the College of Business Administration at the University of Nebraska - Lincoln. Ms. Plowman has also served on the board of directors of Ballantyne Strong, a publicly traded company, from June 2011 through May 2015, served on the board of directors of Cornerstone Bank, York, Nebraska, from 2011 to December 2016, and has served on the Board of Trustees of Bryan Health Systems from January 2012 to present. The Board of Directors considered Ms. Plowman's qualifications, skills and attributes, including her role as Dean of the College of Business Administration at the University of Nebraska - Lincoln, her M.Ed. in Higher Education, her Ph.D. in Strategic Management, her prior service on the board of directors of a publicly traded company, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices, and her ability to provide the Board of Directors with gender diversity, when making her nomination.

Mark W. Schifferdecker has been President and CEO of The Girard National Bank, Girard, Kansas, since 2003. Although the Board of Directors did not participate in Mr. Schifferdecker’s nomination since he is a member director, Mr. Schifferdecker has experience as a CPA, possesses more than 11 years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served six years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as Chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as Chairman, that assists in his service as a director.

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

Douglas E. Tippens has served as Executive Vice President of BancFirst, Oklahoma City, Oklahoma, since December 2017. He served as Market President of BancFirst from November 2015 to December 2017. Before his service at BancFirst, Mr. Tippens served as President and CEO of Bank of Commerce, Yukon, Oklahoma, since 2006, and served on the board of directors of Bank of Commerce, Chelsea, Oklahoma, since 2013. Although the Board of Directors did not participate in Mr. Tippens’ nomination since he is a member director, Mr. Tippens possesses a B.S. in agriculture economics, an MBA, is a graduate of the Graduate School of Banking at the University of Wisconsin, has more than 35 years of banking experience, including nine years as president and CEO, and served on the board of directors of the Federal Reserve Bank of Kansas City, Oklahoma City Branch, that assists in his service as a director.

Gregg L. Vandaveer has served as President and CEO of Sooner State Bank, Tuttle, Oklahoma, since April 2001. Although the Board of Directors did not participate in Mr. Vandaveer's nomination since he is a member director, Mr. Vandaveer possesses a B.S. in journalism, is a graduate of the Southwest Graduate School of Banking at SMU, and has more than 36 years of banking experience, including 20 years as President and CEO, that assists in his service as a director.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics has been posted on our website at www.fhlbtopeka.com in the "Board Governance" page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the CCEO and General Counsel of the FHLBank at 500 SW Wanamaker, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chair), Milroy A. Alexander, Robert E. Caldwell, II, Holly Easterling, Michael B. Jacobson, Neil F. M. McKay, Thomas H. Olson, Jr. and Bruce A. Schriefer.

The Board of Directors has determined that each of Neil F. M. McKay and Mark W. Schifferdecker is an “audit committee financial expert” as that term is defined under SEC regulations. Mr. McKay and Mr. Schifferdecker are “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our Board of Directors.

The Compensation, Human Resources and Inclusion Committee Report is included following the Compensation Discussion and Analysis in Item 11 - “Executive Compensation.”

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

We met or exceeded all of our short-term objectives in 2017, as discussed below. We believe FHLBank experienced strong performance against our long-term objectives as well. These objectives were designed to drive performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2017 were comprised of the person who served as our President and CEO throughout 2017, the Executive Vice President and CCEO and General Counsel, the Senior Vice President and CFO, the Senior Vice President and CAO and the Senior Vice President and CIO (collectively, the Named Executive Officers).

In determining the appropriate total compensation package for our Named Executive Officers for 2017, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2017, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2017 included:

▪	Advising the Board of Directors on the establishment of appropriate compensation, incentive and benefits programs, including the recommendation of performance goals for the EICP;

▪	Approving the base salaries and salary adjustments of the CCEO and General Counsel, CFO, CAO, and CIO, as recommended by the CEO; and

▪	Recommending to the Board of Directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2017: To implement our compensation objectives, the elements of our 2017 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

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

In 2017, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark is created by McLagan pulled from a proprietary survey database and is calculated by considering three peer groups: (1) commercial banks with $20 billion or more in assets, including Federal Reserve Banks (excluding former "bulge bracket" investment banks); (2) other FHLBanks; and (3) publicly available proxy data for banks with assets between $10 billion and $20 billion. Additionally, in calculating the market composite benchmark, for the first peer group, the commercial banks, Divisional Heads are used as the relevant comparison (e.g., General Counsel) at the median. For the other FHLBanks peer group, Overall Functional Heads are used (e.g., CFO) at the median. For the third peer group, Salary Rank is used except for the CEO and CFO where the actual position is used; in addition, the low quartile is used.

The following is a list of survey participants of Commercial Banks, FHLBanks, and Fannie Mae and Freddie Mac that were included by McLagan in the 2017 FHLBank Custom Compensation Survey:

ABN AMRO	FNB Omaha
Agricultural Bank Of China	Freddie Mac
AIB	GE Capital
Ally Financial Inc.	Hancock Bank
Australia & New Zealand Banking Group	HSBC
Banco Bilbao Vizcaya Argentaria	Huntington Bancshares, Inc.
Bank Hapoalim	Industrial and Commercial Bank of China
Bank of America Merrill Lynch	ING
Bank of New York Mellon	Intesa Sanpaolo
Bank of Nova Scotia	Investors Bancorp, Inc
Bank of the West	JP Morgan Chase
Bank of Tokyo - Mitsubishi UFJ	KBC Bank
Bayerische Landesbank	KeyCorp
BBVA Compass	Landesbank Baden-Wuerttemberg
BMO Financial Group	Lloyds Banking Group
BNP Paribas	M&T Bank Corporation
BOK Financial Corporation	Macquarie Bank
Branch Banking & Trust Co.	Mizuho Bank
Brown Brothers Harriman	Mizuho Capital Markets
Capital One	Mizuho Trust & Banking Co. (USA)
Charles Schwab & Co.	MUFG Securities
China Construction Bank	National Australia Bank
CIBC World Markets	Natixis
CIT Group	New York Community Bank
Citigroup	Nord/LB
Citizens Financial Group	Nordea Bank
City National Bank	Norinchukin Bank, New York Branch
Comerica	Northern Trust Corporation
Commerzbank	People's United Bank, National Association
Commonwealth Bank of Australia	PNC Bank
Crédit Agricole CIB	Rabobank
Credit Industriel et Commercial – N.Y.	Regions Financial Corporation
Cullen Frost Bankers, Inc.	Royal Bank of Canada
DBS Bank	Royal Bank of Scotland Group
DnB Bank	Santander Bank, NA
DZ Bank	Societe Generale
Fannie Mae	Standard Chartered Bank
Federal Home Loan Bank of Atlanta	State Street Corporation
Federal Home Loan Bank of Boston	Sumitomo Mitsui Banking Corporation
Federal Home Loan Bank of Chicago	Sumitomo Mitsui Trust Bank
Federal Home Loan Bank of Cincinnati	SunTrust Banks
Federal Home Loan Bank of Dallas	SVB Financial Group
Federal Home Loan Bank of Des Moines	Synchrony Financial
Federal Home Loan Bank of Indianapolis	Synovus

Federal Home Loan Bank of New York	TCF National Bank
Federal Home Loan Bank of Pittsburgh	TD Ameritrade
Federal Home Loan Bank of San Francisco	TD Securities
Federal Home Loan Bank of Topeka	Texas Capital Bank
Federal Reserve Bank of Atlanta	The PrivateBank
Federal Reserve Bank of Boston	U.S. Bancorp
Federal Reserve Bank of Chicago	UMB Financial Corporation
Federal Reserve Bank of Cleveland	Umpqua Holding Corporation
Federal Reserve Bank of New York	UniCredit Bank AG
Federal Reserve Bank of Richmond	Valley National Bank
Federal Reserve Bank of San Francisco	Webster Bank
Federal Reserve Bank of St Louis	Wells Fargo Bank
Fifth Third Bank	Westpac Banking Corporation
First Citizens Bank	Zions Bancorporation
First Republic Bank

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the 2017 compensation benchmarks:

Banc of California Inc.	International Bancshares Corporation
BancorpSouth Inc.	MB Financial Inc.
Bank of Hawaii Corporation	Old National Bancorp
Bank of the Ozarks Inc.	Pinnacle Financial Partners
Cathay General Bancorp	Sterling Bancorp
Chemical Financial Corporation	Trustmark Corporation
First Midwest Bancorp Inc.	United Bankshares Inc.
Flagstar Bancorp Inc.	United Community Banks Inc.
Fulton Financial Corporation	Washington Federal Inc.
Great Western Bancorp	Western Alliance Bancorp
Hilltop Holdings Inc.

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

Of the FHLBank-based survey data and the broader survey data utilized, the Compensation Committee considered the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in considering the competitiveness of our total compensation for the Named Executive Officers. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our Named Executive Officers in the median range of the survey data reviewed assuming target level performance would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer groups, the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee and CEO recommend below median pay for poor performance and above median pay for superior performance. While survey information is one factor in setting compensation for our Named Executive Officers, we believe that surveys are not the sole governing factor and independent decisions by the Compensation Committee are necessary to make compensation consistent with our financial condition and future prospects.

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and generally were made effective April 1st, following an analysis of our total compensation practices and the FHLBank’s performance. As of January 1, 2018, annual increases to the annual base salary of the Named Executive Officers will be effective each January 1st.

For 2017, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2017 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

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

The Compensation Committee also considered guidance and communications from FHLBank's regulator, the FHFA, in determining total compensation for the Named Executive Officers as more specifically addressed below under “FHFA Oversight.”

In 2017, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. Table 69 presents the total base salary and percentage of salary increase for the Named Executive Officers, effective January 1, 2017 for the CEO and effective April 1, 2017 for the other four Named Executive Officers:

Table 69

Named Executive Officer	Percentage Increase	Salary
Mark E. Yardley, President & CEO[1]	49.9%	$550,000
Patrick C. Doran, EVP, CCEO & General Counsel[2]	15.6	370,000
William W. Osborn, SVP & CFO[2]	12.6	340,000
Sonia R. Betsworth, SVP & CAO[2]	5.5	290,000
Joe B. Edwards, SVP & CIO[2]	3.0	276,900

[1]	Salary increase recommended by the Compensation Committee and approved by the Board of Directors.

[2]	Salary increase recommended by the CEO and approved by the Compensation Committee.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the Board of Directors, and are distributed only in accordance with such achievement. In 2017, we achieved this compensation objective through attainment of objectives under our EICP.

Beginning in the fourth quarter of 2016, goal metrics, metric performance ranges and metric weights for award opportunities under the 2017 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2017 performance objectives, as appropriate, before submitting the objectives to the Board of Directors for approval in January 2017.

For the Base Performance Period of January 1, 2017 to December 31, 2017, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event the FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2018 to December 31, 2020, over which the FHLBank’s performance is measured based on specific parameters, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

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

Table 70

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	35.0%	70.0%	105.0%
CCEO & General Counsel and CFO	27.5	55.0	82.5
CAO and CIO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2017 are described in Table 71:

Table 71

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Total Regulatory Capital[1]	The spread between (a) adjusted net income divided by daily average total regulatory capital and (b) the average daily Overnight Federal funds effective rate (Fed Effective).
Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric which exceeds the cost of the required return on capital.
Retained Earnings	The dollar amount of GAAP Retained Earnings as of 12/31/2017.
Diversity and Inclusion
FHLBank’s Diversity and Inclusion is defined as the promotion, to the maximum extent possible in balance with financially safe and sound business practices, the inclusion and utilization of diverse individuals, as defined in the Diversity and Inclusion Policy, in all business activities of FHLBank.

Risk Management - Market, Credit and Liquidity Risks
Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit and liquidity risks.

Risk Management - Compliance, Business and Operations Risk
Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are compliance, business and operations risks.

[1]
As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income” and “adjusted ROE,” non-GAAP financial measures defined in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); and (3) prepayment fees on terminated advances; and (4) other items excluded because they are not considered a part of our routine operations, such as gains/losses on retirement of debt, gains/losses on mortgage loans held for sale, and gains/losses on securities. For measuring our EICP performance, we further adjust for other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, amortization of derivative option costs and amortization/accretion of premium/discount on unswapped MBS classified as trading. This resulting EICP adjusted income, also a non-GAAP financial measure of income, is used to compute an EICP adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as EICP adjusted ROE spread.

The profit-oriented objectives of “Adjusted Return Spread on Total Regulatory Capital” and “Net Income after Capital Charge” (non-GAAP financial measures) were based on the belief that profitability is critical to the long-term viability of the organization. The “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value. The “Retained Earnings” objective reflects our desire to ensure we operate from a position of capital strength and take appropriate steps to protect our members from the potential impairment of the par value of our capital stock. Finally, the performance objective for “Diversity and Inclusion” establishes our commitment to the advancement of Diversity and Inclusion awareness.

Award levels were set at threshold, target and optimum percentages of annual base salary. Table 72 sets forth the specific annual goal performance ranges and the actual achievement levels for each of our Total Base Opportunity Goal Metrics in 2017:

Table 72

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	5.02%	6.12%	7.22%	6.05%
Net Income after Capital Charge	$92,690,000	$117,690,000	$142,690,000	$125,444,783
Retained Earnings	$789,184,000	$818,184,000	$847,184,000	$840,405,563
Diversity and Inclusion - Participation[1]	40.00%	60.00%	80.00%	89.56%
Diversity and Inclusion - Awareness Opportunities[1]	6	9	12	15
Risk Management - Market, Credit and Liquidity Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.90
Risk Management - Compliance, Business and Operations Risk (5.0 point scoring scale)	3.00	4.00	5.00	4.41

[1]
As a minimum requirement to achieving this goal, FHLBank management prepared and the Board of Directors adopted a long-term Diversity and Inclusion strategic plan to incorporate cultural diversity into all of FHLBank's business activities by December 31, 2017.

As reflected in Table 72, 2017 was a strong year regarding the achievement of our EICP base opportunity performance objectives, which is indicative of FHLBank's balanced approach to profitability and risk management. We exceeded Target performance for each goal in 2017 with the exception of the Adjusted Return Spread on Total Regulatory Capital.

Table 73 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2017:

Table 73

Performance Objective	Metric Weight
	CEO/CFO	CCEO & General Counsel/CAO/CIO
Adjusted Return Spread on Total Regulatory Capital	20%	15%
Net Income after Capital Charge	20	15
Retained Earnings	10	10
Diversity and Inclusion	10	10
Risk Management - Market, Credit and Liquidity Risks	20	25
Risk Management - Compliance, Business and Operations Risk	20	25

Table 74 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2017 to December 31, 2017 and the Deferral Performance Period, which is the three-year period from January 1, 2018 to December 31, 2020:

Table 74

Named Executive Officer	Base Salary	Aggregate Goal Achievement as a Percentage of Target	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$550,000	124.40%	$478,929	$239,465	$239,464
Patrick C. Doran, EVP, CCEO & General Counsel	320,000	127.06	223,618	111,809	111,809
William W. Osborn, SVP & CFO	302,000	124.40	206,624	103,312	103,312
Sonia R. Betsworth, SVP & CAO	275,000	127.06	174,702	87,351	87,351
Joe B. Edwards, SVP & CIO	268,800	127.06	170,763	85,382	85,381

[1]	Cash Incentive is included as non-equity incentive plan compensation in Table 80 for all Named Executive Officers.

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Performance Measures as presented in Table 75, which provides a template of how amounts will be calculated for the calendar year 2018 to calendar year 2020, as long as the minimum requirement for receiving a Final Deferred Incentive Award of having an MVE of not less than 100 percent of our TRCS outstanding, as of the last day of the Deferral Performance Period, is met:

Table 75

	Threshold	Target	Optimum
Total Return[1]:	10/11 or 11/11 vs FHLBanks	5/11 vs FHLBanks	2/11 or 1/11 vs FHLBanks
Deferred Incentive
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

MVE / Total Regulatory Capital (TRC)[2]:	10/11 or 11/11 vs FHLBanks	5/11 vs FHLBanks	2/11 or 1/11 vs FHLBanks
Deferred Incentive
Performance Measure Percentage	75%	100%	125%
Weighting	0.50	0.50	0.50
Dollar Value (Deferred Incentive x Performance Measure Percentage x Weight)	$	$	$

Final Deferred Incentive Award (Dollar Value for Total Return + Dollar Value for MVE/TRC)	$	$	$

[1]
Total Return equals the Total Dividends, plus the Change in Retained Earnings, divided by the Average TRC over the three-year period. Total Dividends is defined as all dividends paid on all capital stock during the three-year period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2017 to 12/31/2020; and Average TRC is defined as the average daily ending balance of regulatory capital for dates starting with 01/01/2018 and ending 12/31/2020. TRC is defined as total capital stock plus retained earnings plus subordinated debt plus mandatorily redeemable capital stock. TRC will also include any additional capital from mergers that will be reported in the FHFA Call Report System (CRS) statement of condition. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking 1st out of the 11 FHLBanks.

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

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our FHFA examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety or soundness problem or a serious, material risk management deficiency exists, or if: (a) operational errors or omissions result in material revisions to the financial results, information submitted to the FHFA, or to data used to determine incentive payouts; (b) submission of material information to the SEC, Office of Finance, and/or FHFA is significantly past due; or (c) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring or other supervisory findings; (3) during the most recent FHFA examination, the FHFA identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. As noted above, for Deferral Performance Periods beginning 2015 and later in order for Participants to be eligible to receive a Final Deferred Incentive Award, the FHLBank must have an MVE of not less than 100 percent of FHLBank’s TRCS outstanding, as of the last day of the Deferral Performance Period.

Under the EICP Targets for the 2015-2017 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. The metric weight for the 2015-2017 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2015-2017 goal achievement percentage is included in Table 76:

Table 76

Objective	Metric Weight	2015-2017
		Goal Achievement Percentage
Total Return	50.0%	116.67%
MVE/TRCS	50.0	116.67
Overall Payout Percentage	100.0%	116.67%

Based on the performance results, Table 77 presents the Final Deferred Incentive Award for the 2015-2017 Deferral Performance Period for each Named Executive Officer:

Table 77

Named Executive Officer	Deferred Incentive	Goal Achievement Percentage	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$99,644	116.67%	$116,255
Patrick C. Doran, EVP, CCEO & General Counsel	87,112	116.67	101,634
William W. Osborn, SVP & CFO	73,065	116.67	85,245
Sonia R. Betsworth, SVP & CAO	61,900	116.67	72,219
Joe B. Edwards, SVP & CIO	77,288	116.67	90,172

[1]	Final Deferred Incentive Award is included as non-equity incentive plan compensation in Table 80 for all Named Executive Officers.

A Named Executive Officer, in the discretion of the Compensation Committee, may be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) terminated from employment with the FHLBank for Cause as defined under the EICP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his or her employment or for a period of one year following his or her termination; or (3) discloses confidential information of the FHLBank.

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. On January 24, 2017, the Compensation Committee determined to award Mr. Doran a bonus in the amount of $50,000 for his work in overseeing and managing the FHLBank's significant legal and governance projects in 2016.

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

DB Plan - Our DB Plan covers all full-time employees of the FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by the FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2017, four of the Named Executive Officers (the CEO, CCEO and General Counsel, CFO, and CAO) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer participant has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Two Named Executive Officer participants (Mr. Yardley and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $270,000 on earnings for 2017. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $215,000 for 2017. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officer participants meeting the 5-year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the Named Executive Officers is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and his/her age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

The measurement date used to determine the current year’s benefit obligation was December 31, 2017. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 3.60 percent interest. The present value of benefits accrued after September 1, 2003 is multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 3.60 percent. As of December 31, 2017, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2014 RP white collar worker annuitant tables (with Scale MP-2017); (3) an average salary increase adjustment; and (4) a 3.50 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP (see "BEP" below).

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

For an employee hired on or after January 1, 2009, we also make a monthly basic contribution in an amount equal to two percent of that employee's monthly eligible compensation.

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other participants in the BEP to defer compensation and to receive matching contributions and pension accruals that would otherwise have been made or accrued under the FHLBank’s DC Plan or DB Plan, as appropriate, but for the limitations imposed by the IRC. Effective January 1, 2018, the Board of Directors approved participation of the CIO in the BEP.

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2017, the rate of return earned on the defined contribution portion of the BEP was 6.52 percent, which was our return on equity calculated for EICP purposes for 2016.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2017, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 84 under the column titled “Aggregate Balance at Last FYE.”

Other benefits - We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the Named Executive Officers. We offer all employees a variety of benefits including insurance (medical, dental, vision, prescription drug, life, long-term disability and travel accident), short-term disability salary continuation, flexible spending accounts, employee assistance program and education benefits. The Named Executive Officers participate in these benefit programs on the same basis as all other eligible employees.

Perquisites - The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2017 are limited cell phone reimbursement and limited spousal travel.

Categorical types of perquisites provided to the Named Executive Officers in 2017 are presented and detailed in the All Other Compensation Table (see Table 81 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

Potential payments upon termination or change in control
Severance Benefits - We provide severance benefits to the Named Executive Officers pursuant to our Executive Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment, including disability or death; or (2) the officer’s employment is terminated by us for misconduct.

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 78 presents the term and amounts that would have been payable to the Named Executive Officer under the Named Executive Officers Severance Policy as of December 31, 2017, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see "Change in Control Plan" below):

Table 78

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley	12	$550,000	$10,675	$560,675
Patrick C. Doran	9	277,500	12,122	289,622
William W. Osborn	6	170,000	7,980	177,980
Sonia R. Betsworth	6	145,000	5,338	150,338
Joe B. Edwards	6	138,450	8,084	146,534

[1]	Severance Amount equals the number of months of base salary as described under the Severance Policy.

[2]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Severance Policy.

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

A Participant in the Change in Control Plan will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to his or her compensation multiplier. On June 19, 2015, FHLBank’s board approved the Change in Control Plan. Subsequently on June 22, 2017, the Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers: CEO, at Tier 1; CCEO and General Counsel, at Tier 2; and CFO and CAO at Tier 3.

Table 79 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2017 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 79

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley	$1,644,500	$1,151,150	$32,025	$2,827,675
Patrick C. Doran	740,000	407,000	32,325	1,179,325
William W. Osborn	340,000	187,000	15,960	542,960
Sonia R. Betsworth	290,000	145,000	10,675	445,675

[1]	Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.

[2]	Compensation multiplier times target Total Base Opportunity reflected in the 2017 EICP Targets as described in under the Change in Control Plan.

[3]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2017 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2017 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

FHFA Oversight: Section 1113 of the Recovery Act requires that the Director of the FHFA prevent an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In 2009, the FHFA issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance that include: (1) such compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank capital stock; (3) a significant percentage of an executive’s incentive based compensation should be tied to longer-term performance and outcome-indicators and be deferred and made contingent upon performance over several years; and (4) the Board of Directors should promote accountability and transparency in the process of setting compensation. On January 28, 2014, the FHFA issued a final rule on executive compensation, which defines “reasonable” and “comparable” compensation and establishes the review and approval process for certain compensation payments and agreements.

The FHLBanks have been directed to provide all compensation actions affecting their Named Executive Officers to the FHFA for review.

Compensation, Human Resources and Inclusion Committee Report: The Compensation, Human Resources and Inclusion Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation, Human Resources and Inclusion Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report on Form 10-K.

The Compensation, Human Resources and Inclusion Committee
of the Board of Directors
Richard S. Masinton, Chair
Milroy A. Alexander
Robert E. Caldwell, II
G. Bridger Cox
Donde L. Plowman
Mark W. Schifferdecker
Bruce A. Schriefer
Douglas E. Tippens

Table 80 presents the Summary Compensation Table for the Named Executive Officers.

Table 80

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2017	$550,000	$—	$355,720	$1,297,561	$58,773	$2,262,054
President & CEO	2016	364,250	—	246,612	204,745	41,627	857,234
	2015	352,625	—	212,734	44,175	34,131	643,665
Patrick C. Doran[5]	2017	357,500	50,000	213,443	324,590	36,455	981,988
EVP, CCEO & General	2016	315,875	—	207,172	174,310	51,455	748,812
Counsel	2015	300,625	—	185,585	63,565	25,867	575,642
William W. Osborn[6]	2017	330,500	—	188,557	251,542	28,521	799,120
SVP & CFO	2016	297,500	—	182,027	139,000	48,525	667,052
	2015	271,012	—	155,082	54,241	9,263	489,598
Sonia R. Betsworth[7] SVP & CAO	2017	286,250	1,450	159,570	525,768	24,036	997,074
Joe B. Edwards[8] SVP & CIO	2017	274,875	—	175,554	—	20,447	470,876

[1]	All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s EICP.

[2]
The change in pension value will fluctuate with changes in discount rates used to calculate the present value of accumulated benefits and can result in decreases. However, per SEC rules, any net actuarial decreases in pension plan values have been excluded from this column. Nonqualified deferred compensation earnings include above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation balance as of January 1 of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

[3]	The 2017 components of All Other Compensation are provided in Table 81.

[4]
Above market earnings attributable to the BEP for Mr. Yardley were $36,561, $28,745, and $30,175 for 2017, 2016, and 2015, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $264,000, $155,000, and $30,000 for 2017, 2016, and 2015, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $997,000, $21,000, and $(16,000) for 2017, 2016, and 2015, respectively.

[5]
Above market earnings attributable to the BEP for Mr. Doran were $6,590, $4,310, and $4,565 for 2017, 2016, and 2015, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $157,000, $97,000, and $34,000 for 2017, 2016, and 2015, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $161,000, $73,000, and $25,000 in 2017, 2016, and 2015, respectively.

[6]
Above market earnings attributable to the BEP for Mr. Osborn were $542, $0, and $241 for 2017, 2016, and 2015, respectively. The aggregate change in the value of Mr. Osborn's accumulated benefit under the FHLBank’s DB Plan was $132,000, $78,000 and $26,000 for 2017, 2016, and 2015, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $119,000, $61,000 and $28,000 for 2017, 2016, and 2015, respectively.

[7]
Above market earnings attributable to the BEP for Ms. Betsworth were $7,768 for 2017. The aggregate change in the value of Ms. Betsworth's accumulated benefit under the FHLBank’s DB Plan was $280,000 for 2017. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $238,000 in 2017.

[8]	Mr. Edwards was not a participant in the BEP during 2017.

Table 81 presents the components of “All Other Compensation” for 2017 as summarized in Table 80.

Table 81

Named Executive Officer	Perquisites and Personal Benefits[1]	Gross-ups for Taxes	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$11,180	$1,486	$711	$4,714	$14,540	$26,125	$17	$58,773
Patrick C. Doran	—	1,919	513	2,970	16,200	14,836	17	36,455
William W. Osborn	—	1,226	470	768	16,200	9,840	17	28,521
Sonia R. Betsworth	—	1,346	391	713	7,744	13,825	17	24,036
Joe B. Edwards	—	8	401	730	19,291	—	17	20,447

[1]
Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Mr. Yardley's perquisites and personal benefits consist of professional and tax fee reimbursement, cellular phone reimbursement and expenses for spousal travel.

Table 82 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 82

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$96,250	$192,500	$288,750
President & CEO	EICP-Deferred Incentive Opportunity[2]	96,250	192,500	288,750
Patrick C. Doran	EICP-Cash Incentive	44,000	88,000	132,000
EVP, CCEO & General Counsel	EICP-Deferred Incentive Opportunity[2]	44,000	88,000	132,000
William W. Osborn	EICP-Cash Incentive	41,525	83,050	124,575
SVP & CFO	EICP-Deferred Incentive Opportunity[2]	41,525	83,050	124,575
Sonia R. Betsworth	EICP-Cash Incentive	34,375	68,750	103,125
SVP & CAO	EICP-Deferred Incentive Opportunity[2]	34,375	68,750	103,125
Joe B. Edwards	EICP-Cash Incentive	33,600	67,200	100,800
SVP & CIO	EICP-Deferred Incentive Opportunity[2]	33,600	67,200	100,800

[1]
Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2017. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and future payouts.

[2]	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at optimum.

Pension Benefits: Table 83 presents the 2017 Pension Benefits Table for the participating Named Executive Officers.

Table 83

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$2,445,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	2,675,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	12.667	774,000	—
EVP, CCEO & General Counsel	FHLBank Benefit Equalization Plan	12.667	509,000	—
William W. Osborn	Pentegra Defined Benefit Plan for Financial Institutions	10.583	563,000	—
SVP & CFO	FHLBank Benefit Equalization Plan	10.583	290,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	1,987,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	30.000	402,000	—

Deferred Compensation: Table 84 presents the 2017 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2017, with a fiscal year end (FYE) of December 31, 2017.

Table 84

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley, President & CEO	$43,775	$26,125	$69,917	$—	$1,154,815
Patrick C. Doran, EVP, CCEO & General Counsel	17,308	14,836	13,407	—	235,300
William W. Osborn, SVP & CFO	13,120	9,840	2,028	—	50,403
Sonia R. Betsworth, SVP & CAO	47,894	13,825	16,481	—	299,975

[1]	All amounts are also included in the salary column of Table 80.

[2]
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2016) was $164,565 for Mr. Yardley, $23,622 for Mr. Doran, $783 for Mr. Osborn, and $9,065 for Ms. Betsworth. The amounts reported as preferential (above market) earnings for the current year are presented in Table 80.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO, who is our principal executive officer (the "Median Employee"), and the annual total compensation of Mr. Yardley, our CEO. We identified the Median Employee by comparing the 2017 compensation (i.e., 2017 annual salary and incentive earned for 2016 paid in 2017) for each of the employees who were employed by the FHLBank on October 1, 2017, and ranking all 235 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. We next identified the initial median employee based on that calculation, and identified the five employees with 2017 compensation higher than that initial median employee and the five employees with 2017 compensation lower than that initial median employee, constituting a total pool of 11 employees (the "Identified Pool"). We then calculated the 2017 Total Compensation for each employee in the Identified Pool for 2017 in the same manner “Total Compensation” for 2017 is shown for our CEO in the Summary Compensation Table (see Table 80), which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBank. We ranked the 2017 Total Compensation for each employee in the Identified Pool from lowest to highest, and the median employee from the Identified Pool based on 2017 Total Compensation was identified as our Median Employee. The employees in the calculation included all full-time and part-time employees, and we annualized all such employees who were not employed by us for all of 2017.

For the year ended December 31, 2017, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 21:1. For the year ended December 31, 2017, the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $2,262,054, and the Total Compensation of the Median Employee was $106,947. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 85 presents the Director Compensation Table for our 2017 Board of Directors.

Table 85

Name	Fees Earned or Paid in Cash
Donald R. Abernathy, Jr.	$100,000
Milroy A. Alexander	100,000
Robert E. Caldwell, II	115,000
G. Bridger Cox	130,000
Holly Easterling	100,000
James R. Hamby	110,000
Andrew C. Hove, Jr.	100,000
Michael B. Jacobson	100,000
Jane C. Knight	100,000
Richard S. Masinton	110,000
Neil F. M. McKay	100,000
L. Kent Needham	100,000
Mark J. O’Connor	100,000
Thomas H. Olson, Jr.	100,000
Donde L. Plowman	100,000
Mark W. Schifferdecker	110,000
Bruce A. Schriefer	110,000
Douglas E. Tippens	100,000

Director Fees - The Board of Directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2017 Board of Directors Compensation Policy (2017 Policy) was adopted October 28, 2016 and became effective January 1, 2017. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. In order to compensate them for their time while serving as directors, our 2017 Policy provided that each director shall be paid one-fourth of his or her maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2017 Policy reflected this analysis. The 2017 Policy established annual compensation limits of $130,000 for the Chairman, $110,000 for the Vice-Chairman and Committee Chairs and $100,000 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The Board of Directors adopted a 2018 Board of Directors Compensation Policy (2018 Policy) governing compensation for board meeting attendance on October 27, 2017. The 2018 Policy is similar to the 2017 Policy, except that the 2018 Policy reflects increases in the established annual compensation limits to $133,750 for the Chairman, $113,750 for the Vice-Chairman and Committee Chairs and $103,750 for all other directors. Additionally, an individual serving as a Vice Chair of the Board shall be entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual serves as both Vice Chair of the Board and a Committee Chair. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the Board of Directors. The Board of Directors also adopted revisions to the BEP effective January 1, 2018, discussed above and as disclosed in the Form 8-K filed on February 5, 2018, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

Director Expenses - Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. For expense reimbursement purposes, directors’ official duties can include:

▪	Meetings of the Board and Board Committees;

▪	Meetings requested by the FHFA;

▪	Meetings of FHLBank System committees;

▪	FHLBank System director meetings;

▪	Meetings of the Council of Federal Home Loan Banks and Council committees; and

▪	Attendance at other events on behalf of the FHLBank.

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

Table 86 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 13, 2018. Of these stockholders, no affiliated officer or director currently serves on our Board of Directors.

Table 86

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
BOKF, NA	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	3,150,000	18.2%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	2,727,500	15.7
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,924,250	11.1
TOTAL				7,801,750	45.0%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 87 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 13, 2018, for member institutions whose affiliated officers or directors served as our directors as of March 13, 2018:

Table 87

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Girard National Bank	100 E Forest	Girard	KS	55,968	0.3%
NebraskaLand National Bank	1400 S Dewey	North Platte	NE	15,013	0.1
Citizens Bank & Trust Co.	1100 N Commerce	Ardmore	OK	10,072	0.1
Points West Community Bank	809 Illinois Street	Sidney	NE	8,264	0.1
FirstBank	10403 W Colfax Ave	Lakewood	CO	7,233	0.1
Bank of the Prairie	18675 West 151st Street	Olathe	KS	6,660	—
BancFirst	101 N. Broadway	Oklahoma City	OK	5,500	—
Points West Community Bank	100 E 3rd Street	Windsor	CO	5,471	—
The Bankers Bank	9020 N May Ave Ste 200	Oklahoma City	OK	2,801	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn	Wichita	KS	2,345	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	1,905	—
Bank of Estes Park	Park Lane at MacGregor	Estes Park	CO	1,243	—
First Security Bank	312 Maple Street	Overbrook	KS	1,175	—
TOTAL				123,650	0.7%

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

In order to assist the Board of Directors in making an affirmative determination of each director’s independence under the Nasdaq Independence Standards, the Board of Directors: (1) applied categorical standards for independence contained in the Guidelines and under the Nasdaq Independence Standards; (2) determined subjectively the independence of each director; and (3) considered the recommendation of the Audit Committee following its assessment of the independence of each director. The Board of Directors’ determination of independence under the Nasdaq Independence Standards rested upon a finding that each director has no relationship which, in the opinion of the Board of Directors, would interfere with that director’s exercise of independent judgment in carrying out the responsibilities of the director. Since under FHFA regulations, each independent director must be a bona fide resident of our district, and each member director must be an officer or director of one of our members, the Board of Directors included in its consideration whether any of these relationships would interfere with the exercise of independent judgment of a particular director.

Committee Independence
Audit Committee: In addition to the Nasdaq Independence Standards for committee members, our Audit Committee members are subject to the independence standards of the FHFA. FHFA regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member if that director does not have a disqualifying relationship with the FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:

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

In addition to the independence standards for Audit Committee members required under the FHFA regulations, Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a listed company under the Exchange Act. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board of Directors or any other Board Committee: (1) accept any consulting, advisory, or other compensation from the FHLBank; or (2) be an affiliated person of the FHLBank.

All members of our Audit Committee were independent under the FHFA’s audit committee independence criteria and under the independence criteria of Section 10A(m) of the Exchange Act throughout the period covered by this annual report.

The FHFA’s criteria for audit committee independence are posted on the corporate governance page of our website at www.fhlbtopeka.com. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Compensation, Human Resources and Inclusion Committee: FHLBank’s Board of Directors has established a Compensation, Human Resources and Inclusion committee. Under NASDAQ rules, in order to be considered an independent Compensation committee member, the Board of Directors must affirmatively determine the independence of each director on the Compensation committee and must consider all factors specifically relevant to determine whether a director has a relationship to FHLBank which is material to that director’s ability to be independent from management in connection with the duties of a Compensation committee member, including the source of the compensation of the director and whether the director is affiliated with FHLBank. The Board of Directors has affirmatively determined that each member of the Compensation, Human Resources and Inclusion committee is independent in accordance with the NASDAQ Independence Standards for Compensation committee members.

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2017, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2017 and 2016. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 88 sets forth the aggregate fees we were billed for the years ended December 31, 2017 and 2016 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 88

	2017	2016
Audit fees	$807	$696
Audit-related fees	46	51
Tax fees	—	—
All other fees	—	6
TOTAL	$853	$753

Audit fees during the years ended December 31, 2017 and 2016 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2017 and 2016 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2017 and 2016, we were assessed $30,000 and $31,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

We are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2017 and 2016.

All other fees during the year ended December 31, 2016 were for consulting fees related to a private health care exchange feasibility study on behalf of all FHLBanks.

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

3.2	Exhibit 3.2 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 5, 2018, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Second Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3
Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Complex Third Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3

10.2.4	Federal Home Loan Bank of Topeka Office Complex Fourth Lease Amendment.
10.2.5	Exhibit 10.1 to the Current Report on Form 8-K, filed January 31, 2018, Federal Home Loan Bank of Topeka Office Complex Fifth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.5.
10.3
Exhibit 10.3 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.3.

10.4
Exhibit 10.4 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.4.

10.5	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.5.
10.6
Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas and BOKF, N.A., is incorporated herein by reference as Exhibit 10.6.

10.7
Exhibit 10.2 to the Current Report on Form 8-K, filed June 23, 2017, Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.7.

10.8
Exhibit 10.3 to the Current Report on Form 8-K, filed June 23, 2017, Base Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.8.

10.9
Exhibit 10.26 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, is incorporated herein by reference as Exhibit 10.9.

10.10*	Exhibit 10.6 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.10.
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

10.13*	Exhibit 10.16 to the Annual Report on Form 10-K, Federal Home Loan Bank of Topeka 2016 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.13.

10.14*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017, Federal Home Loan Bank of Topeka 2017 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14.

10.15*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.

10.16*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.16.
10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 31, 2017, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.17.
10.18*
Exhibit 10.1 to the Current Report on Form 8-K/A, filed November 15, 2016, Federal Home Loan Bank of Topeka 2017 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.18.

10.19*
Exhibit 10.1 to the Current Report on Form 8-K/A, filed November 29, 2017, Federal Home Loan Bank of Topeka 2018 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.19.

10.20*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated by reference as Exhibit 10.20.
10.21*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated by reference as Exhibit 10.21.
10.22*	Exhibit 10.2 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka Non-NEO Executive Incentive Compensation Plan, is incorporated by reference as Exhibit 10.22.
10.23***	Federal Home Loan Bank of Topeka 2014 Non-NEO Executive Incentive Compensation Plan Targets.
10.24***	Federal Home Loan Bank of Topeka 2015 Non-NEO Executive Incentive Compensation Plan Targets.
10.25***	Federal Home Loan Bank of Topeka 2016 Non-NEO Executive Incentive Compensation Plan Targets.
12.1	Federal Home Loan Bank of Topeka Statements of Computation of Ratios.
14.1	Federal Home Loan Bank of Topeka Code of Ethics.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Principal Executive Officer and Senior Vice President and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Federal Home Loan Bank of Topeka Audit Committee Charter.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or a compensatory plan or arrangement.

**	The financial information contained in these XBRL documents is unaudited.

***	FHLBank has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 246-2 under the Exchange Act.

Item 16: Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

March 15, 2018	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Mark E. Yardley	President and Chief Executive Officer	March 15, 2018
Mark E. Yardley	(principal executive officer)

/s/William W. Osborn	Senior Vice President and Chief Financial Officer	March 15, 2018
William W. Osborn	(principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 15, 2018
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chairman of the Board of Directors	March 15, 2018
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chairman of the Board of Directors	March 15, 2018
Robert E. Caldwell, II

/s/Donald R. Abernathy[1]	Director	March 15, 2018
Donald R. Abernathy

/s/Milroy A. Alexander[1]	Director	March 15, 2018
Milroy A. Alexander

/s/Holly Easterling[1]	Director	March 15, 2018
Holly Easterling

/s/Andrew C. Hove, Jr.[1]	Director	March 15, 2018
Andrew C. Hove, Jr.

/s/Michael B. Jacobson[1]	Director	March 15, 2018
Michael B. Jacobson

/s/Jane C. Knight[1]	Director	March 15, 2018
Jane C. Knight

/s/Richard S. Masinton[1]	Director	March 15, 2018
Richard S. Masinton

/s/Neil F. M. McKay[1]	Director	March 15, 2018
Neil F. M. McKay

/s/L. Kent Needham[1]	Director	March 15, 2018
L. Kent Needham

/s/Mark J. O’Connor[1]	Director	March 15, 2018
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 15, 2018
Thomas H. Olson, Jr.

/s/Donde L. Plowman[1]	Director	March 15, 2018
Donde L. Plowman

/s/Mark W. Schifferdecker[1]	Director	March 15, 2018
Mark W. Schifferdecker

/s/Bruce A. Schriefer[1]	Director	March 15, 2018
Bruce A. Schriefer

/s/Douglas E. Tippens[1]	Director	March 15, 2018
Douglas E. Tippens

/s/Gregg L. Vandaveer[1]	Director	March 15, 2018
Gregg L. Vandaveer

[1]	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
President and Chief Executive Officer

/s/William W. Osborn
William W. Osborn
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2o17, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP
Kansas City, Missouri
March 15, 2018

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2017	12/31/2016
ASSETS
Cash and due from banks (Note 3)	$268,050	$207,254
Interest-bearing deposits	442,682	387,920
Securities purchased under agreements to resell (Note 12)	3,161,446	2,400,000
Federal funds sold	1,175,000	2,725,000

Investment securities:
Trading securities (Note 4)	2,869,415	2,502,788
Available-for-sale securities (Note 4)	1,493,231	1,091,721
Held-to-maturity securities[1] (Note 4)	4,856,825	4,502,224
Total investment securities	9,219,471	8,096,733

Advances (Notes 5, 7, 18)	26,295,849	23,985,835

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 6, 7, 18)	7,287,605	6,642,399
Less allowance for credit losses on mortgage loans (Note 7)	(1,208)	(1,674)
Mortgage loans held for portfolio, net	7,286,397	6,640,725

Overnight loans to other FHLBanks (Note 19)	—	600,000
Accrued interest receivable	85,547	68,400
Premises, software and equipment, net	47,670	16,205
Derivative assets, net (Notes 8, 12)	37,030	60,900
Other assets (Note 17)	57,463	27,777

TOTAL ASSETS	$48,076,605	$45,216,749

LIABILITIES
Deposits (Notes 9, 18)	$461,769	$598,931

Consolidated obligations, net:
Discount notes (Notes 10, 17)	20,420,651	21,775,341
Bonds (Notes 10, 17)	24,514,468	20,722,335
Total consolidated obligations, net	44,935,119	42,497,676

Mandatorily redeemable capital stock (Note 13)	5,312	2,670
Accrued interest payable	56,116	49,808
Affordable Housing Program payable (Note 11)	43,005	33,242
Derivative liabilities, net (Notes 8, 12)	2,417	7,171
Other liabilities (Notes 15, 17)	66,764	64,803

TOTAL LIABILITIES	45,570,502	43,254,301

Commitments and contingencies (Note 17)

1    Fair value: $4,856,996 and $4,487,252 as of December 31, 2017 and 2016, respectively.
The accompanying notes are an integral part of these financial statements.
F-4

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2017	12/31/2016

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,351 and 1,621 shares issued and outstanding) (Notes 13, 18)	$235,134	$162,143
Class B ($100 par value; 14,049 and 10,645 shares issued and outstanding) (Notes 13, 18)	1,404,905	1,064,532
Total capital stock	1,640,039	1,226,675

Retained earnings:
Unrestricted	676,993	611,226
Restricted (Note 13)	163,413	123,970
Total retained earnings	840,406	735,196

Accumulated other comprehensive income (loss) (Note 14)	25,658	577

TOTAL CAPITAL	2,506,103	1,962,448

TOTAL LIABILITIES AND CAPITAL	$48,076,605	$45,216,749

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2017	2016	2015
INTEREST INCOME:
Interest-bearing deposits	$4,204	$1,873	$241
Securities purchased under agreements to resell	23,937	11,975	4,371
Federal funds sold	27,994	5,743	2,131
Trading securities (Note 4)	60,048	65,743	66,017
Available-for-sale securities (Note 4)	24,364	12,101	956
Held-to-maturity securities (Note 4)	73,692	47,923	39,862
Advances (Note 5)	400,610	227,609	143,279
Prepayment fees on terminated advances, net (Note 5)	1,461	2,295	2,410
Mortgage loans held for portfolio (Note 6)	214,388	203,916	204,778
Other	1,280	1,259	1,385
Total interest income	831,978	580,437	465,430

INTEREST EXPENSE:
Deposits (Note 9)	3,371	1,009	590
Consolidated obligations:
Discount notes (Note 10)	237,019	93,052	21,585
Bonds (Note 10)	320,895	228,842	203,283
Mandatorily redeemable capital stock (Note 13)	195	79	39
Other	490	271	253
Total interest expense	561,970	323,253	225,750

NET INTEREST INCOME	270,008	257,184	239,680
(Reversal) provision for credit losses on mortgage loans (Note 7)	(186)	(109)	(1,909)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	270,194	257,293	241,589

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(127)	(65)	(281)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(341)	(103)	(545)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(468)	(168)	(826)
Net gains (losses) on trading securities (Note 4)	6,914	(13,709)	(47,991)
Net gains (losses) on sale of held-to-maturity securities (Note 4)	—	—	390
Net gains (losses) on derivatives and hedging activities (Note 8)	(1,245)	(11,627)	(42,843)
Standby bond purchase agreement commitment fees	4,492	5,373	5,654
Letters of credit fees	3,820	3,520	3,233
Other	2,474	2,781	2,294
Total other income (loss)	15,987	(13,830)	(80,089)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2017	2016	2015
OTHER EXPENSES:
Compensation and benefits (Note 15)	$39,105	$38,089	$33,175
Other operating (Note 17)	17,019	15,739	15,275
Federal Housing Finance Agency	2,909	2,956	2,410
Office of Finance	3,052	2,662	2,672
Other	4,951	4,260	4,230
Total other expenses	67,036	63,706	57,762

INCOME BEFORE ASSESSMENTS	219,145	179,757	103,738

Affordable Housing Program (Note 11)	21,934	17,984	10,378

NET INCOME	$197,211	$161,773	$93,360

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2017	2016	2015
Net income	$197,211	$161,773	$93,360

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	21,861	17,922	(8,577)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	1,678	2,109	3,824
Defined benefit pension plan	1,542	(477)	1,683
Total other comprehensive income (loss)	25,081	19,554	(3,070)

TOTAL COMPREHENSIVE INCOME	$222,292	$181,327	$90,290

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2014	2,083	$208,273	7,657	$765,768	9,740	$974,041	$554,189	$72,944	$627,133	$(15,907)	$1,585,267
Comprehensive income							74,688	18,672	93,360	(3,070)	90,290
Proceeds from issuance of capital stock	19	1,857	12,237	1,223,719	12,256	1,225,576					1,225,576
Repurchase/redemption of capital stock	(4,613)	(461,319)	(115)	(11,574)	(4,728)	(472,893)					(472,893)
Net reclassification of shares to mandatorily redeemable capital stock	(220)	(21,952)	(5,642)	(564,240)	(5,862)	(586,192)					(586,192)
Net transfer of shares between Class A and Class B	4,528	452,824	(4,528)	(452,824)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(296)		(296)		(296)
Stock issued			684	68,415	684	68,415	(68,415)		(68,415)		—
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752
Comprehensive income							129,419	32,354	161,773	19,554	181,327
Proceeds from issuance of capital stock	27	2,698	12,890	1,289,065	12,917	1,291,763					1,291,763
Repurchase/redemption of capital stock	(5,820)	(581,966)	(80)	(8,012)	(5,900)	(589,978)					(589,978)
Net reclassification of shares to mandatorily redeemable capital stock	(630)	(63,021)	(6,991)	(699,104)	(7,621)	(762,125)					(762,125)
Net transfer of shares between Class A and Class B	6,247	624,749	(6,247)	(624,749)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(291)		(291)		(291)
Stock issued			780	78,068	780	78,068	(78,068)		(78,068)		—
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							157,768	39,443	197,211	25,081	222,292
Proceeds from issuance of capital stock	19	1,882	18,154	1,815,441	18,173	1,817,323					1,817,323
Repurchase/redemption of capital stock	(7,137)	(713,680)	(20)	(2,034)	(7,157)	(715,714)					(715,714)
Net reclassification of shares to mandatorily redeemable capital stock	(1,396)	(139,632)	(6,403)	(640,347)	(7,799)	(779,979)					(779,979)
Net transfer of shares between Class A and Class B	9,244	924,421	(9,244)	(924,421)	—	—					—
Dividends on capital stock (Class A - 1.1%, Class B - 6.5%):
Cash payment							(267)		(267)		(267)
Stock issued			917	91,734	917	91,734	(91,734)		(91,734)		—
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$197,211	$161,773	$93,360
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	9,475	(5,771)	(13,982)
Concessions on consolidated obligations	5,406	13,066	6,277
Premiums and discounts on investments, net	3,869	2,175	704
Premiums, discounts and commitment fees on advances, net	(6,002)	(7,330)	(9,880)
Premiums, discounts and deferred loan costs on mortgage loans, net	21,626	21,177	19,237
Fair value adjustments on hedged assets or liabilities	4,464	6,195	10,300
Premises, software and equipment	2,282	2,031	2,193
Other	657	221	415
(Reversal) provision for credit losses on mortgage loans	(186)	(109)	(1,909)
Non-cash interest on mandatorily redeemable capital stock	193	74	34
Net realized (gains) losses on sale of held-to-maturity securities	—	—	(390)
Net other-than-temporary impairment losses on held-to-maturity securities	468	168	826
Net realized (gains) losses on sale of premises and equipment	82	(47)	(17)
Other adjustments	(212)	(490)	(143)
Net (gains) losses on trading securities	(6,914)	13,709	47,991
(Gains) losses due to change in net fair value adjustment on derivative and hedging activities	16,670	26,021	54,710
(Increase) decrease in accrued interest receivable	(17,175)	10,863	(8,344)
Change in net accrued interest included in derivative assets	(131)	(8,207)	10,982
(Increase) decrease in other assets	(3,200)	(2,956)	1,048
Increase (decrease) in accrued interest payable	6,341	(2,469)	(5,962)
Change in net accrued interest included in derivative liabilities	(1,944)	(4,641)	(4,306)
Increase (decrease) in Affordable Housing Program liability	9,763	5,231	(2,852)
Increase (decrease) in other liabilities	(284)	1,032	426
Total adjustments	45,248	69,943	107,358
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	242,459	231,716	200,718

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(8,879)	$(202,323)	$(80,744)
Net (increase) decrease in securities purchased under resale agreements	(761,446)	1,545,000	(2,720,000)
Net (increase) decrease in Federal funds sold	1,550,000	(725,000)	75,000
Net (increase) decrease in short-term trading securities	(585,000)	—	(10)
Proceeds from maturities of and principal repayments on long-term trading securities	225,288	671,532	321,621
Purchases of long-term trading securities	—	(893,423)	(1,202,159)
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	6,027	3,355	162
Purchases of long-term available-for-sale securities	(399,437)	(618,072)	(505,049)
Proceeds from sale of held-to-maturity securities	—	—	4,106
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	1,099,083	895,729	1,234,879
Purchases of long-term held-to-maturity securities	(1,483,101)	(595,553)	(1,222,058)
Advances repaid	522,851,282	157,420,556	93,175,453
Advances originated	(525,215,855)	(157,903,955)	(98,504,544)
Principal collected on mortgage loans	947,143	1,122,764	1,004,008
Purchases of mortgage loans	(1,616,044)	(1,398,936)	(1,187,231)
Proceeds from sale of foreclosed assets	2,455	4,510	5,577
Purchases of other long-term assets	(29,000)	—	—
Other investing activities	2,538	2,373	2,232
Net (increase) decrease in loans to other FHLBanks	600,000	(600,000)	—
Proceeds from sale of premises, software and equipment	48	1	—
Purchases of premises, software and equipment	(30,119)	(9,418)	(1,058)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(2,845,017)	(1,280,860)	(9,599,815)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$(107,106)	$(160,953)	$156,178
Net proceeds from issuance of consolidated obligations:
Discount notes	937,784,053	533,157,539	309,022,332
Bonds	18,002,624	17,337,645	14,135,837
Payments for maturing and retired consolidated obligations:
Discount notes	(939,161,380)	(533,202,600)	(301,432,848)
Bonds	(14,191,615)	(16,457,890)	(14,467,800)
Net increase (decrease) in other borrowings	29,000	—	—
Proceeds from financing derivatives	3,227	16,784	14,119
Net interest payments received (paid) for financing derivatives	(19,261)	(56,023)	(56,075)
Proceeds from issuance of capital stock	1,817,323	1,291,763	1,225,576
Payments for repurchase/redemption of capital stock	(715,714)	(589,978)	(472,893)
Payments for repurchase of mandatorily redeemable capital stock	(777,530)	(762,268)	(587,674)
Cash dividends paid	(267)	(291)	(296)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,663,354	573,728	7,536,456
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,796	(475,416)	(1,862,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	207,254	682,670	2,545,311
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,050	$207,254	$682,670

Supplemental disclosures:
Interest paid	$535,268	$311,851	$223,684
Affordable Housing Program payments	$12,752	$13,189	$13,413
Net transfers of mortgage loans to other assets	$2,218	$1,955	$4,267
Change in capital expenditures incurred but unpaid	$3,758	$—	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2017, 2016 and 2015

BACKGROUND INFORMATION

The Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that were organized under the Federal Home Loan Bank Act of 1932, as amended (Bank Act), to serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. The FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of the FHLBank and generally receive dividends on their stock investments. Regulated financial depositories, insurance companies and community development financial institutions engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to apply for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of the FHLBank and also be eligible to borrow from the FHLBank. While eligible to borrow, housing associates are not members of the FHLBank and therefore are not permitted or required to hold capital stock.

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

The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s stated mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment. Each FHLBank is operated as a separate entity and has its own management, employees and board of directors. The FHLBanks do not have any special purpose entities or any other type of off-balance sheet conduits.

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Bank Act, and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings and capital stock issued to members. The FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. "Mortgage Partnership Finance" and "MPF" are registered trademarks of the FHLBank of Chicago. In addition, the FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement services.

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

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold provide short-term liquidity and are carried at cost. The FHLBank treats securities purchased under agreements to resell as short-term collateralized loans, which are classified as assets on the Statements of Condition. Securities purchased under agreements to resell are held in safekeeping in the FHLBank’s name by third-party custodians approved by the FHLBank. If the fair value of the underlying securities decreases below the fair value required as collateral, the counterparty has the option to: (1) place an equivalent amount of additional securities in safekeeping in the FHLBank’s name; or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly. Federal funds sold consist of short-term unsecured loans generally transacted with counterparties that are considered by the FHLBank to be of investment quality.

Investment Securities: The FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading: Securities classified as trading are either: (1) held for liquidity purposes; (2) swapped and classified as trading to provide a fair value offset to the gains (losses) on the interest rate swaps tied to the securities; or (3) acquired as asset/liability management tools and carried at fair value. The FHLBank records changes in the fair value of these securities through other income (loss) as net gains (losses) on trading securities. FHFA regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs.

Available-for-Sale: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as net unrealized gains (losses) on available-for-sale securities. For available-for-sale securities that have been hedged and the hedge relationships qualify as benchmark fair value hedges, the FHLBank records the portion of the change in the fair value of the investment related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

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

▪
The sale of the security is near enough to maturity (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or

▪
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

Prepayment Fees: The FHLBank charges prepayment fees to its borrowers when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the carrying value of the advance, as prepayment fees on terminated advances in the interest income section of its Statements of Income.

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to prepayment fees on terminated advances in the interest income section of the Statements of Income.

If the new advance qualifies as a modification, the net prepayment fee received on the prepaid advance is deferred as a discount and included in the basis of the modified advance. The basis adjustment is amortized over the life of the modified advance to advance interest income. If the modified advance is hedged, the fair value gain or loss on the advance and the prepayment fee are included in the carrying amount of the modified advance, and any prior gains or losses and prepayment fees are amortized to interest income over the life of the modified advance using the level-yield method. Modified hedged advances are marked to benchmark fair value after the modification, and subsequent fair value changes are recorded in net gains (losses) on derivatives and hedging activities in other income (loss).

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

Credit Enhancement Fees: The credit enhancement obligation (CE obligation) is an obligation on the part of the PFI that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE obligation is determined at the time of purchase so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in either a double-A or triple-B rated MBS. As a part of our methodology to determine the amount of credit enhancement necessary, we analyze the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). We use the model to evaluate loan data provided by the PFI as well as other relevant information.

The FHLBank pays the PFI a credit enhancement fee (CE fee) for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance (UPB) of the loans in a master commitment, or a one-time upfront CE fee is paid at purchase. The upfront CE fee is based upon the present value of the monthly CE fee payments, with consideration for expected prepayments, and amortized as interest income using the level-yield method over the contractual lives of the loans. The required CE obligation amount may vary depending on the various product alternatives selected by the PFI. CE fees are recorded as an offset to mortgage loan interest income. To the extent the FHLBank experiences a loss in a master commitment, the FHLBank may be able to recapture future performance-based CE fees paid to the PFIs to offset these losses.

Other Fees: The FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they are related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a PFI requires an extension of the delivery commitment period beyond the original stated expiration. These fees compensate the FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from the FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate the FHLBank for hedge costs associated with the under-delivery or over-delivery. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loan.

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

Portfolio Segments: A portfolio segment is defined as the level at which an entity develops and documents a systematic methodology for determining its allowance for credit losses. The FHLBank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) credit products (advances, letters of credit and other extensions of credit to members); (2) government-guaranteed or -insured mortgage loans held for portfolio; (3) conventional mortgage loans held for portfolio; (4) the direct financing lease receivable; (5) term Federal funds sold; and (6) term securities purchased under agreements to resell.

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

Non-accrual Loans: The FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. The FHLBank does not place government-guaranteed or -insured mortgage loans on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. The FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and the FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

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

Charge-off Policy: A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. The FHLBank charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less estimated cost to sell, for loans that are 180 days or more delinquent and certain loans that the borrower has filed for bankruptcy.

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

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and certain variation margin, and accrued interest receivable from or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral. Variation margin related to LCH.Clearnet LLC contracts was characterized as cash collateral as of December 31, 2017 as amendments to its rulebook were not effective until January 16, 2018. At both Clearinghouses, initial margin is considered cash collateral.

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

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings (fair value hedges) or OCI (cash flow hedges). Two approaches to hedge accounting include:

▪
Long haul hedge accounting - The application of long haul hedge accounting requires the FHLBank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods; and

▪
Shortcut hedge accounting - Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is highly effective, are recorded in accumulated OCI (AOCI), a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the recognition of interest on a variable rate asset or liability is recorded in earnings). For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item or the variability in the cash flows of the forecasted transaction attributable to the hedged risk) is recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities or firm commitments being recorded simultaneously in income. As a result, the FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. These amounts are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

Accrued Interest Receivables and Payables: The net settlements of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments, thereby affecting the reported amount of net interest income on the Statements of Income. The net settlements of interest receivables and payables on intermediated derivatives for members and other economic hedges are recognized in other income (loss) as net gains (losses) on derivatives and hedging activities.

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

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value and amortizes the cumulative OCI adjustment to earnings when earnings are affected by the original forecasted transaction. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current period earnings. When the FHLBank discontinues hedge accounting because it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses in AOCI will be recognized immediately in earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives: The FHLBank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the FHLBank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading), or if the FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

Premises, Software and Equipment: The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. As of December 31, 2017 and 2016, the accumulated depreciation and amortization related to premises, software and equipment was $31,482,000 and $30,175,000, respectively. Depreciation and amortization expense was $2,282,000, $2,031,000 and $2,193,000 for the years ended December 31, 2017, 2016, and 2015, respectively. Gains and losses on disposals are included in other income (loss).

The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Amortization is computed on the straight-line method over the estimated useful lives ranging from five to seven years for purchased and developed software. As of December 31, 2017 and 2016, the FHLBank had $7,295,000 and $4,433,000, respectively, in unamortized computer software costs included in premises, software and equipment on its Statements of Condition. Amortization of computer software costs charged to expense was $936,000, $834,000 and $1,064,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Mandatorily Redeemable Capital Stock: The FHLBank reclassifies all stock subject to redemption from capital to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from capital to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the cancellation would be subject to a substantial cancellation fee. Member and non-member shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value ($100) plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on a member's shares of capital stock for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank are reflected as financing cash outflows in the Statements of Cash Flows once settled.

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

FHFA Expenses: A portion of the FHFA’s expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank.

Office of Finance Expenses: Each FHLBank’s proportionate share of Office of Finance operating and capital expenditures is calculated using a formula that is based upon the following components: (1) two-thirds based upon each FHLBank’s share of total consolidated obligations outstanding; and (2) one-third based upon an equal pro rata allocation.

Affordable Housing Program (AHP) Assessments: The FHLBank is required to establish, fund and administer an AHP. The AHP funds provide subsidies to members to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. The required annual AHP funding is charged to earnings, and an offsetting liability is established.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Targeted Improvements to Accounting for Hedging Activities (Accounting Standards Update (ASU) 2017-12). In August 2017, Financial Accounting Standards Board (FASB) issued an amendment to simplify the application of hedge accounting guidance in current GAAP and to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in OCI. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). In March 2017, FASB issued an amendment to shorten the amortization period of any premium on callable debt securities to the first call date instead of over the contractual life of the instrument. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is intended to reduce diversity in practice in the amortization of premiums and the consideration of how the potential of a security being called is factored into current impairment assessments. The amendment also intends to more closely align the amortization of premiums and discounts to the expectations incorporated into the market pricing of the instrument. The amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank, and early adoption is permitted. The FHLBank does not plan on early adoption. This guidance should be applied using a modified retrospective method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07). In March 2017, FASB issued an amendment to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The amendment requires that the employer disaggregate the service cost component and the other components of net benefit cost and allow only the service cost component of net benefit cost to be eligible for capitalization. The amendment is intended to provide transparency, consistency, and usefulness to users of financial statements. The amendment became effective for annual periods, and interim periods within those annual periods, beginning on January 1, 2018 for the FHLBank. This guidance was applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The adoption of this guidance did not have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). In August 2016, FASB issued amendments to clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. This guidance is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance became effective for the FHLBank for interim and annual periods and applied retrospectively, beginning on January 1, 2018. The adoption of this guidance did not have an impact on the FHLBank's financial condition, results of operations or cash flows.

Measurement of Credit Losses on Financial Instruments (ASU 2016-13). In June 2016, FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, under the new guidance, a financial asset, or a group of financial assets, measured at amortized cost basis is required to be presented at the net amount expected to be collected.

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

Leases (ASU 2016-02). In February 2016, FASB issued amendments to lease accounting guidance. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank. The FHLBank does not plan on early adoption. The FHLBank has a limited number of lease agreements and has concluded that the impact of the guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). In January 2016, FASB issued amendments to improve the recognition, measurement, presentation and disclosure of financial instruments through changes to existing GAAP. The provisions impacting the FHLBank include the elimination of the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost, the requirement to use the notion of exit price when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of asset (i.e., securities or loans and receivables) on the statement of financial condition or in the notes to financial statements. The amendments became effective for annual periods, and interim periods within those annual periods, beginning on January 1, 2018 for the FHLBank. This guidance will impact disclosures related to the fair value of financial instruments. However, this guidance did not have an impact on the FHLBank's financial condition, results of operations or cash flows.

Revenue Recognition (ASU 2014-09). In May 2014, FASB issued guidance to introduce a new revenue recognition model in which an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. In July 2015, FASB voted to defer the effective date of the new standard by one year. In addition, in March 2016, FASB issued amendments to clarify the implementation guidance on principal versus agent considerations, in particular, relating to how an entity should determine whether the entity is a principal or an agent for each specified good or service promised to the customer and the nature of each specified good or service. The amendments do not change the core principle in the new revenue standard. The standard became effective for fiscal years, including interim periods within those fiscal years, beginning on January 1, 2018 for the FHLBank. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, the adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.

NOTE 3 - CASH AND DUE FROM BANKS

Cash and due from banks represents non-interest-bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes pass-through reserves deposited with the FRB of $9,513,000 and $1,726,000 as of December 31, 2017 and 2016, respectively.

NOTE 4 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of December 31, 2017 and 2016 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2017	12/31/2016
Non-mortgage-backed securities:
Certificates of deposit	$584,984	$—
GSE obligations[1]	1,353,083	1,563,351
Non-mortgage-backed securities	1,938,067	1,563,351
Mortgage-backed securities:
U.S. obligation MBS[2]	580	690
GSE MBS[3]	930,768	938,747
Mortgage-backed securities	931,348	939,437
TOTAL	$2,869,415	$2,502,788

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Net gains (losses) on trading securities during the years ended December 31, 2017, 2016, and 2015 are shown in Table 4.2 (in thousands):

Table 4.2

	2017	2016	2015
Net gains (losses) on trading securities held as of December 31, 2017	$11,958	$5,869	$(8,396)
Net gains (losses) on trading securities sold or matured prior to December 31, 2017	(5,044)	(19,578)	(39,595)
NET GAINS (LOSSES) ON TRADING SECURITIES	$6,914	$(13,709)	$(47,991)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2017 are summarized in Table 4.3 (in thousands):

Table 4.3

	12/31/2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,462,025	$31,638	$(432)	$1,493,231
TOTAL	$1,462,025	$31,638	$(432)	$1,493,231

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2016 are summarized in Table 4.4 (in thousands):

Table 4.4

	12/31/2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,082,376	$9,396	$(51)	$1,091,721
TOTAL	$1,082,376	$9,396	$(51)	$1,091,721

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 4.5 summarizes the available-for-sale securities with unrealized losses as of December 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.5

	12/31/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$84,937	$(432)	$—	$—	$84,937	$(432)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$84,937	$(432)	$—	$—	$84,937	$(432)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 4.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2017 are summarized in Table 4.7 (in thousands):

Table 4.7

	12/31/2017
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$89,830	$—	$89,830	$74	$(4,896)	$85,008
Non-mortgage-backed securities	89,830	—	89,830	74	(4,896)	85,008
Mortgage-backed securities:
U.S. obligation MBS[1]	127,588	—	127,588	435	(88)	127,935
GSE MBS[2]	4,561,839	—	4,561,839	15,548	(14,740)	4,562,647
Private-label residential MBS	81,731	(4,163)	77,568	5,456	(1,618)	81,406
Mortgage-backed securities	4,771,158	(4,163)	4,766,995	21,439	(16,446)	4,771,988
TOTAL	$4,860,988	$(4,163)	$4,856,825	$21,513	$(21,342)	$4,856,996

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2016 are summarized in Table 4.8 (in thousands):

Table 4.8

	12/31/2016
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$105,780	$—	$105,780	$98	$(5,707)	$100,171
Non-mortgage-backed securities	105,780	—	105,780	98	(5,707)	100,171
Mortgage-backed securities:
U.S obligation MBS[1]	36,331	—	36,331	—	(201)	36,130
GSE MBS[2]	4,250,547	—	4,250,547	12,044	(22,071)	4,240,520
Private-label residential MBS	115,407	(5,841)	109,566	4,869	(4,004)	110,431
Mortgage-backed securities	4,402,285	(5,841)	4,396,444	16,913	(26,276)	4,387,081
TOTAL	$4,508,065	$(5,841)	$4,502,224	$17,011	$(31,983)	$4,487,252

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.9 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.9

	12/31/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$25,104	$(4,896)	$25,104	$(4,896)
Non-mortgage-backed securities	—	—	25,104	(4,896)	25,104	(4,896)
Mortgage-backed securities:
U.S. obligation MBS[2]	37,944	(88)	—	—	37,944	(88)
GSE MBS[3]	796,378	(1,363)	1,478,510	(13,377)	2,274,888	(14,740)
Private-label residential MBS	150	(1)	64,477	(2,314)	64,627	(2,315)
Mortgage-backed securities	834,472	(1,452)	1,542,987	(15,691)	2,377,459	(17,143)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$834,472	$(1,452)	$1,568,091	$(20,587)	$2,402,563	$(22,039)

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

Table 4.10 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2016 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2017 and 2016 are shown in Table 4.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.11

	12/31/2017			12/31/2016
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	2,710	2,710	2,710
Due after five years through 10 years	—	—	—	10,055	10,055	10,048
Due after 10 years	89,830	89,830	85,008	93,015	93,015	87,413
Non-mortgage-backed securities	89,830	89,830	85,008	105,780	105,780	100,171
Mortgage-backed securities	4,771,158	4,766,995	4,771,988	4,402,285	4,396,444	4,387,081
TOTAL	$4,860,988	$4,856,825	$4,856,996	$4,508,065	$4,502,224	$4,487,252

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the year ended December 31, 2015 and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 4.12 presents details of the sales (in thousands). No held-to-maturity securities were sold during the years ended December 31, 2017 and 2016.

Table 4.12

2015
Proceeds from sale of held-to-maturity securities	$4,106
Carrying value of held-to-maturity securities sold	(3,716)
NET REALIZED GAINS (LOSSES)	$390

Other-than-temporary Impairment: For the 21 outstanding private-label residential MBS with OTTI during the lives of the securities, the FHLBank’s reported balances as of December 31, 2017 are presented in Table 4.13 (in thousands):

Table 4.13

	12/31/2017
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$7,744	$6,843	$6,313	$7,226
Alt-A	24,311	21,554	17,921	22,359
TOTAL	$32,055	$28,397	$24,234	$29,585

Table 4.14 presents a roll-forward of OTTI activity for the years ended December 31, 2017, 2016, and 2015 related to credit losses recognized in earnings (in thousands):

Table 4.14

	2017	2016	2015
Balance, beginning of period	$7,502	$7,785	$9,406
Additional charge on securities for which OTTI was not previously recognized	65	1	1
Additional charge on securities for which OTTI was previously recognized[1]	403	167	825
Realized principal losses on securities matured or sold during the period	—	—	(1,684)
Amortization of credit component of OTTI[2]	(307)	(451)	(763)
Balance, end of period	$7,663	$7,502	$7,785

[1]	For the years ended December 31, 2017, 2016 and 2015, securities previously impaired represent all securities that were impaired prior to January 1, 2017, 2016 and 2015, respectively.

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

As of December 31, 2017, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2017 and 2016, the FHLBank had advances outstanding at interest rates ranging from 0.66 percent to 7.41 percent and 0.46 percent to 7.41 percent, respectively. Table 5.1 presents advances summarized by year of contractual maturity as of December 31, 2017 and 2016 (dollar amounts in thousands):

Table 5.1

	12/31/2017		12/31/2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,374,744	1.55%	$12,601,183	1.03%
Due after one year through two years	1,219,842	1.73	2,019,260	1.96
Due after two years through three years	1,075,287	2.01	1,073,881	1.47
Due after three years through four years	971,634	2.16	781,339	1.96
Due after four years through five years	918,277	1.96	848,112	2.15
Thereafter	7,765,440	1.74	6,636,740	1.19
Total par value	26,325,224	1.67%	23,960,515	1.24%
Discounts	(8,111)		(13,977)
Hedging adjustments	(21,264)		39,297
TOTAL	$26,295,849		$23,985,835

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

Table 5.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of December 31, 2017 and 2016 (in thousands):

Table 5.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	12/31/2017	12/31/2016	12/31/2017	12/31/2016
Due in one year or less	$21,375,728	$18,411,727	$14,450,744	$12,897,983
Due after one year through two years	881,835	1,752,403	1,342,342	1,800,460
Due after two years through three years	897,151	750,126	1,186,087	1,168,381
Due after three years through four years	790,641	666,059	1,083,984	808,139
Due after four years through five years	522,768	755,753	1,174,277	945,462
Thereafter	1,857,101	1,624,447	7,087,790	6,340,090
TOTAL PAR VALUE	$26,325,224	$23,960,515	$26,325,224	$23,960,515

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2017 and 2016 (in thousands):

Table 5.3

	12/31/2017	12/31/2016
Fixed rate:
Due in one year or less	$2,079,061	$2,400,382
Due after one year	4,957,303	5,589,805
Total fixed rate	7,036,364	7,990,187
Variable rate:
Due in one year or less	12,295,683	10,200,801
Due after one year	6,993,177	5,769,527
Total variable rate	19,288,860	15,970,328
TOTAL PAR VALUE	$26,325,224	$23,960,515

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2017 and 2016, the FHLBank had outstanding advances of $10,200,000,000 and $9,140,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 38.8 percent and 38.1 percent, respectively, of total outstanding advances. The members were the same each year.

See Note 7 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

See Note 18 for detailed information on transactions with related parties.

See Note 16 for information about the fair value of advances.

NOTE 6 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which have been funded by the FHLBank through or purchased from PFIs. These mortgage loans are government-guaranteed or -insured loans (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2017 and 2016 on mortgage loans held for portfolio (in thousands):

Table 6.1

	12/31/2017	12/31/2016
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,273,893	$1,353,938
Fixed rate, long-term, single-family mortgages	5,900,863	5,182,103
Total unpaid principal balance	7,174,756	6,536,041
Premiums	109,898	103,665
Discounts	(2,380)	(2,276)
Deferred loan costs, net	280	387
Other deferred fees	(60)	(85)
Hedging adjustments	5,111	4,667
Total before Allowance for Credit Losses on Mortgage Loans	7,287,605	6,642,399
Allowance for Credit Losses on Mortgage Loans	(1,208)	(1,674)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$7,286,397	$6,640,725

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 6.2 presents information as of December 31, 2017 and 2016 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2017	12/31/2016
Conventional loans	$6,477,696	$5,899,924
Government-guaranteed or -insured loans	697,060	636,117
TOTAL UNPAID PRINCIPAL BALANCE	$7,174,756	$6,536,041

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

Credit Products: The FHLBank manages its credit exposure to credit products through an integrated approach that generally includes establishing a credit limit for each member. This approach includes an ongoing review of each member’s financial condition, in conjunction with conservative collateral/lending policies to limit risk of loss, while balancing members’ needs for a reliable source of funding. In addition, the FHLBank lends to its members in accordance with federal law and FHFA regulations. Specifically, the FHLBank is required to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member’s credit products is calculated by applying collateral discounts, or haircuts, to the market value or UPB of the collateral, as applicable. The FHLBank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions are eligible to utilize expanded statutory collateral provisions for small business loans, small farm loans, small agri-business loans and community development loans. The FHLBank’s capital stock owned by borrowing members is held by the FHLBank as further collateral security for all indebtedness of the member to the FHLBank. Collateral arrangements may vary depending upon member credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the member. The FHLBank can also require additional or substitute collateral to protect its security interest. FHLBank management believes that these policies are effectively applied to manage the FHLBank’s credit risk from credit products.

The FHLBank either allows a member to retain physical possession of the collateral assigned to an advance, or requires the member to specifically assign or place physical possession of the collateral with the FHLBank or its safekeeping agent. The FHLBank perfects its security interest in all pledged collateral. The Bank Act affords any security interest granted to the FHLBank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2017 and 2016, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit. The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products.

Government Mortgage Loans Held for Portfolio: The FHLBank invests in government-guaranteed or -insured (by FHA, VA, RHA and/or HUD) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on these loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee. Based on the FHLBank’s assessment of its servicers, the FHLBank has not established an allowance for credit losses on government mortgage loans.

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

The FHLBank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to PFIs for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Table 7.1

	2017	2016	2015
CE fees paid to PFIs[1]	$5,767	$5,421	$5,251
Performance-based CE fees recovered from PFIs	(103)	(168)	(128)
NET CE FEES PAID	$5,664	$5,253	$5,123

[1]	CE fees paid to PFIs excludes the amortization of CE fees paid upfront, which is included with premium amortization as a reduction to mortgage interest income.

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

Term Federal Funds Sold: Term Federal funds sold are short-term unsecured loans conducted with investment-grade counterparties. We only evaluate these investments for purposes of an allowance for credit losses if the investment is not paid when due. There were no investments in term Federal funds sold outstanding at any time during the years ended December 31, 2017 and 2016.

Term Securities Purchased Under Agreements to Resell: Term securities purchased under agreements to resell are considered collateralized financing arrangements and effectively represent short-term loans to investment-grade counterparties. The terms of these loans are structured such that if the market value of the underlying securities decreases below the market value required as collateral, the counterparty must provide additional securities as collateral in an amount equal to the decrease or remit cash in such amount, or the FHLBank will decrease the dollar value of the agreement to resell accordingly. If the FHLBank determines that an agreement to resell is impaired, the difference between the fair value of the collateral and the amortized cost of the agreement is charged to earnings. There were no investments in term securities purchased under agreements to resell outstanding at any time during the years ended December 31, 2017 and 2016.

Roll-forward of Allowance for Credit Losses: Table 7.2 presents a roll-forward of the allowance for credit losses for the years ended December 31, 2017, 2016, and 2015 (in thousands).

Table 7.2

Conventional Loans	2017	2016	2015
Balance, beginning of the period	$1,674	$1,972	$4,550
Net (charge-offs) recoveries	(280)	(189)	(669)
(Reversal) provision for credit losses	(186)	(109)	(1,909)
Balance, end of the period	$1,208	$1,674	$1,972

Table 7.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2017 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 7.3

	12/31/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$39	$—	$—	$—	$39
Collectively evaluated for impairment	1,169	—	—	—	1,169
TOTAL ALLOWANCE FOR CREDIT LOSSES	$1,208	$—	$—	$—	$1,208
Recorded investment:
Individually evaluated for impairment	$11,059	$—	$26,330,455	$14,833	$26,356,347
Collectively evaluated for impairment	6,600,210	711,382	—	—	7,311,592
TOTAL RECORDED INVESTMENT	$6,611,269	$711,382	$26,330,455	$14,833	$33,667,939

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 7.4 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2016 (in thousands):

Table 7.4

	12/31/2016
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,674	—	—	—	1,674
TOTAL ALLOWANCE FOR CREDIT LOSSES	$1,674	$—	$—	$—	$1,674
Recorded investment:
Individually evaluated for impairment	$11,834	$—	$24,009,010	$17,385	$24,038,229
Collectively evaluated for impairment	6,010,941	651,344	—	—	6,662,285
TOTAL RECORDED INVESTMENT	$6,022,775	$651,344	$24,009,010	$17,385	$30,700,514

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses.

Table 7.5 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2017 (dollar amounts in thousands):

Table 7.5

	12/31/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$37,606	$17,775	$—	$—	$55,381
Past due 60-89 days delinquent	7,898	4,501	—	—	12,399
Past due 90 days or more delinquent	12,794	6,273	—	—	19,067
Total past due	58,298	28,549	—	—	86,847
Total current loans	6,552,971	682,833	26,330,455	14,833	33,581,092
Total recorded investment	$6,611,269	$711,382	$26,330,455	$14,833	$33,667,939

Other delinquency statistics:
In process of foreclosure, included above[2]	$4,167	$1,595	$—	$—	$5,762
Serious delinquency rate[3]	0.2%	0.9%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$6,273	$—	$—	$6,273
Loans on non-accrual status[4]	$16,570	$—	$—	$—	$16,570

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,398,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.6 summarizes the key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2016 (dollar amounts in thousands):

Table 7.6

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

Individually Evaluated Impaired Loans: Table 7.7 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of December 31, 2017 and 2016 (in thousands):

Table 7.7

	12/31/2017			12/31/2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$10,925	$10,875	$—	$11,834	$11,776	$—
With an allowance	134	136	39	—	—	—
TOTAL	$11,059	$11,011	$39	$11,834	$11,776	$—

Table 7.8 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the years ended December 31, 2017, 2016, and 2015 (in thousands):

Table 7.8

	2017		2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$10,712	$211	$11,746	$287	$13,399	$356
With an allowance	80	(6)	—	—	91	—
TOTAL	$10,792	$205	$11,746	$287	$13,490	$356

The FHLBank had $2,539,000 and $2,608,000 classified as REO recorded in other assets as of December 31, 2017 and 2016, respectively.

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

Consistent with FHFA regulation, the FHLBank enters into derivatives to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; (2) achieve risk management objectives; and (3) act as an intermediary between its members and counterparties. FHFA regulation and the FHLBank’s RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the FHLBank’s financial and risk management strategy.

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

▪
A non-qualifying economic hedge to manage certain defined risks in the statement of condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities; (2) offset prepayment risks in certain assets; (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted; or (4) reduce exposure to reset risk; or

▪
A non-qualifying intermediary hedge to meet the asset/liability management needs of its members. The FHLBank acts as an intermediary by entering into derivatives with its members and offsetting derivatives with other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the FHLBank. As of December 31, 2017 and 2016, the FHLBank did not have any intermediary hedges outstanding, and the FHLBank does not currently offer this service to its members.

The FHLBank transacts most of its derivatives with large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed through a bilateral agreement with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Clearinghouse the executing counterparty is replaced with that Clearinghouse. The FHLBank is not a derivatives dealer and thus, does not trade derivatives for short-term profit.

Types of Derivatives: The FHLBank primarily uses the following derivative instruments:

Interest Rate Swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. The variable interest rate received or paid by the FHLBank in most derivative transactions is the London Interbank Offered Rate (LIBOR).

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

Types of Hedged Items: The FHLBank may have the following types of hedged items:

Investments - The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with interest rate caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value or cash flows of the securities. The FHLBank’s derivatives associated with trading and held-to-maturity securities are designated as economic hedges, and the FHLBank's derivatives associated with available-for-sale securities are designated and qualify as fair value hedges.

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

The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. The basis movement associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time the commitment is terminated and the advance or bond is issued. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2017, 2016, and 2015.

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

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by clearing agent or derivative counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition generally include the net cash collateral, including initial or certain variation margin, and accrued interest received or pledged by clearing agents and/or derivative counterparties. Therefore, an individual derivative may be in an asset position (clearing agent or derivative counterparty would owe the FHLBank the current fair value, which includes net accrued interest receivable or payable on the derivative, if the derivative was settled as of the Statement of Condition date) but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by clearing agent by Clearinghouse, or by derivative counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the clearing agent or derivative counterparty the fair value if settled as of the Statement of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

Table 8.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2017 and 2016 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 8.1

	12/31/2017			12/31/2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,219,084	$56,159	$19,971	$7,896,110	$70,683	$65,471
Total derivatives designated as hedging relationships	7,219,084	56,159	19,971	7,896,110	70,683	65,471
Derivatives not designated as hedging instruments:
Interest rate swaps	3,529,299	3,243	21,672	2,022,630	649	40,824
Interest rate caps/floors	2,344,200	1,011	—	2,765,200	4,859	—
Mortgage delivery commitments	77,585	73	43	90,013	214	372
Total derivatives not designated as hedging instruments	5,951,084	4,327	21,715	4,877,843	5,722	41,196
TOTAL	$13,170,168	60,486	41,686	$12,773,953	76,405	106,667
Netting adjustments and cash collateral[1]		(23,456)	(39,269)		(15,505)	(99,496)
DERIVATIVE ASSETS AND LIABILITIES		$37,030	$2,417		$60,900	$7,171

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions cash collateral, including initial or certain variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $56,508,000 and $105,481,000 as of December 31, 2017 and 2016, respectively. Cash collateral received was $40,695,000 and $21,490,000 as of December 31, 2017 and 2016, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2017, 2016, and 2015, the FHLBank recorded net gains (losses) on derivatives and hedging activities as presented in Table 8.2 (in thousands):

Table 8.2

	2017	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	$(3,852)	$5,727	$(2,878)
Total net gains (losses) related to fair value hedge ineffectiveness	(3,852)	5,727	(2,878)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	19,413	23,631	10,797
Interest rate caps/floors	(3,848)	(956)	(4,159)
Net interest settlements	(15,143)	(39,077)	(47,670)
Mortgage delivery commitments	2,207	(952)	1,067
Total net gains (losses) related to derivatives not designated as hedging instruments	2,629	(17,354)	(39,965)
Other[1]	(22)	—	—
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(1,245)	$(11,627)	$(42,843)

[1]	Amount represents price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2017, 2016, and 2015, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 8.3 (in thousands):

Table 8.3

	2017
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$54,517	$(55,003)	$(486)	$(48,928)
Investments	8,296	(10,885)	(2,589)	(9,271)
Consolidated obligation bonds	(11,913)	11,172	(741)	14,514
Consolidated obligation discount notes	16	(52)	(36)	(15)
TOTAL	$50,916	$(54,768)	$(3,852)	$(43,700)

	2016
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$82,222	$(75,364)	$6,858	$(91,660)
Investments	33,459	(33,799)	(340)	(11,878)
Consolidated obligation bonds	(24,668)	24,147	(521)	31,559
Consolidated obligation discount notes	84	(354)	(270)	(67)
TOTAL	$91,097	$(85,370)	$5,727	$(72,046)

	2015
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$47,544	$(48,323)	$(779)	$(125,346)
Investments	1,750	(1,114)	636	(1,657)
Consolidated obligation bonds	(2,829)	(212)	(3,041)	69,213
Consolidated obligation discount notes	(100)	406	306	215
TOTAL	$46,365	$(49,243)	$(2,878)	$(57,575)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Managing Credit Risk on Derivatives: The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations and FHFA regulations.

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

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $19,118,000 and $21,112,000 as of December 31, 2017 and 2016, respectively. The counterparty was the same for both periods.

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

Cleared derivatives. For cleared derivatives, the Clearinghouse is the FHLBank’s counterparty. The Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies the FHLBank. The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH.Clearnet LLC and CME Clearing. Effective January 3, 2017, CME Clearing made certain amendments to its rulebook changing the legal characterization of variation margin payments to represent daily settlement payments rather than collateral. Variation margin related to LCH.Clearnet LLC contracts was characterized as cash collateral as of December 31, 2017 because amendments to its rulebook were not effective until January 16, 2018. At both Clearinghouses, initial margin is considered cash collateral. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2017 and 2016.

The FHLBank’s net exposure on derivative agreements is presented in Note 12.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2017 and 2016 (in thousands):

Table 9.1

	12/31/2017	12/31/2016
Interest-bearing:
Demand	$246,831	$269,341
Overnight	161,900	278,200
Total interest-bearing	408,731	547,541
Non-interest-bearing:
Demand	53,038	51,390
Total non-interest-bearing	53,038	51,390
TOTAL DEPOSITS	$461,769	$598,931

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The weighted-average interest rate paid on interest-bearing deposits was 0.69 percent, 0.17 percent and 0.09 percent for the years ended December 31, 2017, 2016, and 2015, respectively.

There were no term deposits as of December 31, 2017 and 2016.

NOTE 10 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or FHFA regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, the FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The FHLBank utilizes a debt issuance process to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ commitments do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s regulatory capital to total system regulatory capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of the FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount.

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

Although the FHLBank is primarily liable for its portion of consolidated obligations, the FHLBank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which the FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the FHFA determines that the non-complying FHLBank is unable to satisfy its obligations, then the FHFA may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was approximately $1,034,259,761,000 and $989,311,064,000 as of December 31, 2017 and 2016, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2017 and 2016 (dollar amounts in thousands):

Table 10.1

	12/31/2017		12/31/2016
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$11,098,440	1.40%	$11,001,615	0.92%
Due after one year through two years	6,001,000	1.46	2,460,440	1.46
Due after two years through three years	1,240,300	1.60	1,190,750	1.51
Due after three years through four years	1,249,050	1.66	739,600	1.56
Due after four years through five years	865,650	1.97	1,215,600	1.60
Thereafter	4,053,100	2.57	4,088,400	2.39
Total par value	24,507,540	1.65%	20,696,405	1.37%
Premiums	19,795		26,812
Discounts	(2,843)		(2,342)
Concession fees	(9,753)		(9,441)
Hedging adjustments	(271)		10,901
TOTAL	$24,514,468		$20,722,335

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2017 and 2016 includes callable bonds totaling $6,452,000,000 and $6,097,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2017 and 2016 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2017	12/31/2016
Due in one year or less	$17,243,440	$16,581,615
Due after one year through two years	5,460,000	2,275,440
Due after two years through three years	830,300	694,750
Due after three years through four years	259,050	389,600
Due after four years through five years	280,650	190,600
Thereafter	434,100	564,400
TOTAL PAR VALUE	$24,507,540	$20,696,405

In addition to having fixed rate or simple variable rate coupon payment terms, consolidated obligation bonds may also have the following broad terms, regarding the coupon payment:

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

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2017 and 2016 (in thousands):

Table 10.3

	12/31/2017	12/31/2016
Simple variable rate	$12,900,000	$9,537,000
Fixed rate	10,597,540	10,164,405
Fixed to variable rate	535,000	545,000
Step	430,000	420,000
Range	45,000	30,000
TOTAL PAR VALUE	$24,507,540	$20,696,405

Consolidated Discount Notes: Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 10.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2017	$20,420,651	$20,445,225	1.23%

December 31, 2016	$21,775,341	$21,784,924	0.47%

[1]	Represents yield to maturity excluding concession fees.

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

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s net earnings before AHP would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the FHFA for a temporary suspension of its AHP contributions. The FHLBank has never applied to the FHFA for a temporary suspension of its AHP contributions.

Table 11.1 details the change in the AHP liability for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Table 11.1

	2017	2016	2015
Appropriated and reserved AHP funds as of the beginning of the period	$33,242	$28,011	$30,863
AHP set aside based on current year income	21,934	17,984	10,378
Direct grants disbursed	(12,752)	(13,189)	(13,413)
Recaptured funds[1]	581	436	183
Appropriated and reserved AHP funds as of the end of the period	$43,005	$33,242	$28,011

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

As of December 31, 2017, the FHLBank’s AHP accrual on its Statements of Condition consisted of $23,408,000 for the 2018 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $19,597,000 for prior years’ AHP (committed but undisbursed).

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

The FHLBank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or clearing agent, or both. Based on this analysis, the FHLBank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

Tables 12.1 and 12.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2017 and 2016 (in thousands):

Table 12.1

12/31/2017
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$54,164	$(52,330)	$1,834	$(73)	$1,761
Cleared derivatives	6,322	28,874	35,196	—	35,196
Total derivative assets	60,486	(23,456)	37,030	(73)	36,957
Securities purchased under agreements to resell	3,161,446	—	3,161,446	(3,161,446)	—
TOTAL	$3,221,932	$(23,456)	$3,198,476	$(3,161,519)	$36,957

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

Tables 12.3 and 12.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2017 and 2016 (in thousands):

Table 12.3

12/31/2017
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$31,805	$(29,388)	$2,417	$(43)	$2,374
Cleared derivatives	9,881	(9,881)	—	—	—
Total derivative liabilities	41,686	(39,269)	2,417	(43)	2,374
TOTAL	$41,686	$(39,269)	$2,417	$(43)	$2,374

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

NOTE 13 – CAPITAL

Capital Requirements: The FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the FHFA's capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.

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

Table 13.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2017 and 2016 (dollar amounts in thousands):

Table 13.1

	12/31/2017		12/31/2016
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$380,750	$2,248,599	$333,044	$1,800,372
Total regulatory capital-to-asset ratio	4.0%	5.2%	4.0%	4.3%
Total regulatory capital	$1,923,064	$2,485,757	$1,808,670	$1,964,541
Leverage capital ratio	5.0%	7.5%	5.0%	6.3%
Leverage capital	$2,403,830	$3,610,056	$2,260,837	$2,864,727

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

The percentages listed above are subject to change by the FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require the FHLBank to request FHFA approval of an amended capital plan. See Note 18 for detailed information on transactions with related parties.

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

Under FHFA regulations, members that withdraw from membership may not be readmitted to membership, or acquire any capital stock of any FHLBank, for a period of five years from the date on which the institution's membership terminated and it divested all of its shares of FHLBank stock.

Stock Dividends: The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2017, 2016, and 2015 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

The board of directors cannot declare a dividend if: (1) the FHLBank’s capital position is below its minimum regulatory capital requirements; (2) the FHLBank’s capital position will be below its minimum regulatory capital requirements after paying the dividend; (3) the principal or interest due on any consolidated obligation of the FHLBank has not been paid in full; (4) the FHLBank fails to provide the FHFA the quarterly certification prior to declaring or paying dividends for a quarter; or (5) the FHLBank fails to provide notification upon its inability to provide such certification or upon a projection that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations.

Mandatorily Redeemable Capital Stock: The FHLBank is a cooperative whose members own most of the FHLBank’s capital stock. Former members (including certain non-members that own FHLBank capital stock as a result of merger or acquisition, relocation, charter termination, or involuntary termination of an FHLBank member) own the remaining capital stock to support business transactions still carried on an FHLBank's statement of condition. Shares cannot be purchased or sold except between the FHLBank and its members at a price equal to the $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

Table 13.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Table 13.2

	2017	2016	2015
Balance, beginning of period	$2,670	$2,739	$4,187
Capital stock subject to mandatory redemption reclassified from equity during the period	779,979	762,125	586,192
Redemption or repurchase of mandatorily redeemable capital stock during the period	(777,530)	(762,268)	(587,674)
Stock dividend classified as mandatorily redeemable capital stock during the period	193	74	34
Balance, end of period	$5,312	$2,670	$2,739

Table 13.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2017 and 2016 (in thousands). The year of redemption in Table 13.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 13.3

Contractual Year of Repurchase	12/31/2017	12/31/2016
Year 1	$1	$192
Year 2	—	1
Year 3	—	—
Year 4	245	—
Year 5	3,039	641
Past contractual redemption date due to remaining activity[1]	2,027	1,836
TOTAL	$5,312	$2,670

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Assuming the FHLBank did not elect to redeem a member's Class A Common Stock or Class B Common Stock within five business days of its receipt of a redemption request, a member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date the FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by the FHLBank, as long as the FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that the FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock.

The FHFA issued a regulatory interpretation confirming that the mandatorily redeemable capital stock accounting treatment for certain shares of FHLBank capital stock does not affect the definition of regulatory capital for purposes of determining the FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (various percentages of total FHLBank capital depending on the date acquired), calculating its unsecured credit exposure to other GSEs (100 percent of total FHLBank capital) or calculating its unsecured credit limits to other counterparties (various percentages of total FHLBank capital depending on the rating of the counterparty).

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2017, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the fourth quarter of 2017, the FHLBank was classified as adequately capitalized.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 14.1 summarizes the changes in AOCI for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Table 14.1

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 4)	Net Non-Credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2014	$—	$(11,774)	$(4,133)	$(15,907)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(8,577)			(8,577)
Non-credit OTTI losses		(206)		(206)
Accretion of non-credit loss		3,012		3,012
Non-credit losses included in basis of securities sold		267		267
Net gains (losses) - defined benefit pension plan			1,268	1,268
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		751		751
Amortization of net losses - defined benefit pension plan[2]			415	415
Net current period other comprehensive income (loss)	(8,577)	3,824	1,683	(3,070)
Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	17,922			17,922
Non-credit OTTI losses		(62)		(62)
Accretion of non-credit loss		2,006		2,006
Net gains (losses) - defined benefit pension plan			(698)	(698)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		165		165
Amortization of net losses - defined benefit pension plan[2]			221	221
Net current period other comprehensive income (loss)	17,922	2,109	(477)	19,554
Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	21,861			21,861
Non-credit OTTI losses		(61)		(61)
Accretion of non-credit loss		1,337		1,337
Net gains (losses) - defined benefit pension plan			885	885
Settlement charges - defined benefit pension plan			279	279
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		402		402
Amortization of net losses - defined benefit pension plan[2]			378	378
Net current period other comprehensive income (loss)	21,861	1,678	1,542	25,081
Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Compensation and benefits” on the Statements of Income. Amount represents a debit (increase to other expenses).

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

The Pentegra Defined Benefit Plan covers all officers and employees of the FHLBank who began employment prior to January 1, 2009.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 135645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the FHLBank.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2016. For the Pentegra Defined Benefit Plan years ended June 30, 2016 and 2015, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. Table 15.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 15.1

	2017	2016	2015
Net pension cost charged to compensation and benefits expense	$3,510	$3,507	$2,004
Pentegra Defined Benefit Plan funded status as of July 1[1]	111.3%	104.7%	107.0%
FHLBank's funded status as of July 1	110.9%	105.3%	108.1%

[1]
The funded status as of July 1, 2017 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2017 through March 15, 2018. Contributions made on or before March 15, 2018, and designated for the plan year ended June 30, 2017, will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year July 1, 2017 through June 30, 2018 is filed (this Form 5500 is due to be filed no later than April 2019). The funded status as of July 1, 2016 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2016 through March 15, 2017. Contributions made on or before March 15, 2017, and designated for the plan year ended June 30, 2016, will be included in the final valuation as of July 1, 2016. The final funded status as of July 1, 2016 will not be available until the Form 5500 for the plan year July 1, 2016 through June 30, 2017 is filed (this Form 5500 is due to be filed no later than April 2018).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $1,343,000, $1,184,000 and $1,129,000 to the Pentegra Defined Contribution Plan in 2017, 2016, and 2015, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. The BEP is, in substance, an unfunded supplemental retirement plan. The cost of the defined benefit pension component of the BEP charged to compensation and benefits expense was $1,568,000, $1,212,000 and $1,452,000 in 2017, 2016, and 2015, respectively. Compensation and benefits expense and other interest expense include deferred compensation and accrued earnings under the BEP of $962,000, $708,000 and $555,000 in 2017, 2016, and 2015, respectively.

As indicated, the BEP is a supplemental retirement plan for covered retirees. There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2017 and 2016 are presented in Table 15.2 (in thousands):

Table 15.2

	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,600	$13,119
Service cost	331	457
Interest cost	558	532
Net (gains) losses	(885)	698
Benefits paid	(1,114)	(206)
Settlements	(1,177)	—
Projected benefit obligation at end of year	12,313	14,600
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	2,291	206
Benefits paid	(1,114)	(206)
Settlements	(1,177)	—
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$(12,313)	$(14,600)

Table 15.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2017, 2016, and 2015 (in thousands):

Table 15.3

	2017	2016	2015
Service cost	$331	$457	$523
Interest cost	558	532	510
Amortization of net losses	378	221	415
Settlement charges	279	—	—
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,546	$1,210	$1,448

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic pension cost over the next fiscal year is $23,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2017.

Table 15.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2017, 2016, and 2015 (dollar amounts in thousands):

Table 15.4

	2017	2016	2015
Discount rate - benefit obligation	3.50%	4.00%	4.00%
Discount rate - net periodic benefit cost	4.00%	4.00%	3.75%
Salary increases - benefit obligation	4.90%	4.81%	4.83%
Amortization period (years) - net periodic benefit cost	6	6	7
Accumulated benefit obligation	$9,473	$11,701	$11,070

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2018 will be $965,000.

The FHLBank’s estimated future benefit payments are presented in Table 15.5 (in thousands):

Table 15.5

Year ending December 31,	Estimated Benefit Payments
2018	$965
2019	997
2020	1,099
2021	1,115
2022	1,114
2023 through 2027	2,725

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2017 and 2016.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the years ended December 31, 2017 and 2016.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of December 31, 2017 and 2016 are summarized in Tables 16.1 and 16.2 (in thousands):

Table 16.1

	12/31/2017
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$268,050	$268,050	$268,050	$—	$—	$—
Interest-bearing deposits	442,682	442,682	—	442,682	—	—
Securities purchased under agreements to resell	3,161,446	3,161,446	—	3,161,446	—	—
Federal funds sold	1,175,000	1,175,000	—	1,175,000	—	—
Trading securities	2,869,415	2,869,415	—	2,869,415	—	—
Available-for-sale securities	1,493,231	1,493,231	—	1,493,231	—	—
Held-to-maturity securities	4,856,825	4,856,996	—	4,690,582	166,414	—
Advances	26,295,849	26,306,432	—	26,306,432	—	—
Mortgage loans held for portfolio, net of allowance	7,286,397	7,400,508	—	7,398,878	1,630	—
Accrued interest receivable	85,547	85,547	—	85,547	—	—
Derivative assets	37,030	37,030	—	60,486	—	(23,456)
Liabilities:
Deposits	461,769	461,769	—	461,769	—	—
Consolidated obligation discount notes	20,420,651	20,419,168	—	20,419,168	—	—
Consolidated obligation bonds	24,514,468	24,374,595	—	24,374,595	—	—
Mandatorily redeemable capital stock	5,312	5,312	5,312	—	—	—
Accrued interest payable	56,116	56,116	—	56,116	—	—
Derivative liabilities	2,417	2,417	—	41,686	—	(39,269)
Other Asset (Liability):
Industrial revenue bonds	29,000	27,137	—	27,137	—	—
Financing obligation payable	(29,000)	(27,137)	—	(27,137)	—	—
Standby letters of credit	(1,246)	(1,246)	—	(1,246)	—	—
Standby bond purchase agreements	385	2,812	—	2,812	—	—
Advance commitments	—	(8,069)	—	(8,069)	—	—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Table 16.2

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

For long-term (as determined by original issuance date) non-MBS securities, the FHLBank obtains prices from multiple designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market‑related data. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

Annually, the FHLBank conducts reviews of the multiple pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies and control procedures. The FHLBank’s review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

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

As of December 31, 2017, multiple prices were received for substantially all of the FHLBank’s long-term non-MBS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for state or local housing agency obligations, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2017 and 2016.

Investment Securities - MBS: For MBS securities, the FHLBank obtains prices from multiple designated third-party pricing vendors when available. These pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data (certain inputs are actively quoted and can be validated to external sources). Since many MBS are not traded daily, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices does not discard available information.

As of December 31, 2017, multiple prices were received for substantially all of the FHLBank’s MBS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy. Based on the significant lack of market activity for private-label MBS, the fair value measurements for those securities were classified as Level 3 within the fair value hierarchy as of December 31, 2017 and 2016.

Advances: The fair values of advances are determined by calculating the present values of the expected future cash flows from the advances, excluding the amount of accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.

The inputs used to determine the fair values of advances are as follows:

▪
Consolidated Obligation curve (CO curve) and LIBOR curve. The Office of Finance constructs an internal curve, referred to as the CO curve, using the U.S. Treasury curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The CO curve is used for fixed rate callable and non-callable advances. The LIBOR curve is used for variable rate advances and certain fixed rate advances with other optionality.

▪
Volatility assumption. To estimate the fair values of advances with optionality, the FHLBank uses market-based expectations of future interest rate volatility implied from current market prices for similar options.

▪	Spread adjustment. The spread adjustment represents an adjustment to the CO curve or LIBOR curve.

In accordance with FHFA regulations, an advance with a maturity or repricing period greater than six months requires a prepayment fee sufficient to make the FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the fair value of an advance does not assume prepayment risk. The FHLBank did not adjust the fair value measurement for creditworthiness primarily because advances were fully collateralized.

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

The fair values of the FHLBank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral, including initial and certain variation margin, remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by clearing agent by Clearinghouse or by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

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

Industrial Revenue Bonds and Financing Obligation Payable: The fair values for the industrial revenue bonds and the financing obligation payable are estimated using the present value of future payments discounted using the CO curve.

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

Fair Value Measurements: Tables 16.3 and 16.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2017 and 2016 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the recorded investment. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Table 16.3

	12/31/2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$584,984	$—	$584,984	$—	$—
GSE obligations[2]	1,353,083	—	1,353,083	—	—
U.S. obligation MBS[3]	580	—	580	—	—
GSE MBS[4]	930,768	—	930,768	—	—
Total trading securities	2,869,415	—	2,869,415	—	—
Available-for-sale securities:
GSE MBS[5]	1,493,231	—	1,493,231	—	—
Total available-for-sale securities	1,493,231	—	1,493,231	—	—
Derivative assets:
Interest-rate related	36,957	—	60,413	—	(23,456)
Mortgage delivery commitments	73	—	73	—	—
Total derivative assets	37,030	—	60,486	—	(23,456)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,399,676	$—	$4,423,132	$—	$(23,456)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,374	$—	$41,643	$—	$(39,269)
Mortgage delivery commitments	43	—	43	—	—
Total derivative liabilities	2,417	—	41,686	—	(39,269)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,417	$—	$41,686	$—	$(39,269)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,097	$—	$—	$4,097	$—
Impaired mortgage loans	1,633	—	—	1,633	—
Real estate owned	1,031	—	—	1,031	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$6,761	$—	$—	$6,761	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral, related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac. GSE securities are not guaranteed by the U.S. government.

[3]	Represents single-family MBS issued by Ginnie Mae, which are guaranteed by the U.S. government.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the year ended December 31, 2017 and still outstanding as of December 31, 2017.

Table 16.4

	12/31/2016
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
GSE obligations[2]	$1,563,351	$—	$1,563,351	$—	$—
U.S. obligation MBS[3]	690	—	690	—	—
GSE MBS[4]	938,747	—	938,747	—	—
Total trading securities	2,502,788	—	2,502,788	—	—
Available-for-sale securities:
GSE MBS[5]	1,091,721	—	1,091,721	—	—
Total available-for-sale securities	1,091,721	—	1,091,721	—	—
Derivative assets:
Interest-rate related	60,686	—	76,191	—	(15,505)
Mortgage delivery commitments	214	—	214	—	—
Total derivative assets	60,900	—	76,405	—	(15,505)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,655,409	$—	$3,670,914	$—	$(15,505)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$6,799	$—	$106,295	$—	$(99,496)
Mortgage delivery commitments	372	—	372	—	—
Total derivative liabilities	7,171	—	106,667	—	(99,496)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,171	$—	$106,667	$—	$(99,496)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,781	$—	$—	$4,781	$—
Impaired mortgage loans	1,205			$1,205
Real estate owned	1,086	—	—	1,086	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,072	$—	$—	$7,072	$—

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $989,306,996,000 and $946,829,735,000 as of December 31, 2017 and 2016, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2017, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2017 and 2016, off-balance sheet commitments are presented in Table 17.1 (in thousands):

Table 17.1

	12/31/2017			12/31/2016
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,410,258	$7,238	$3,417,496	$2,995,497	$12,823	$3,008,320
Advance commitments outstanding	70,025	99,475	169,500	37,950	45,025	82,975
Commitments for standby bond purchases	354,410	543,967	898,377	210,349	1,002,669	1,213,018
Commitments to fund or purchase mortgage loans	77,585	—	77,585	90,013	—	90,013
Commitments to issue consolidated bonds, at par	5,000	—	5,000	45,000	—	45,000

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s MPP. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Standby letters of credit have original expiration periods of up to 10 years, currently expiring no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,246,000 and $1,151,000 as of December 31, 2017 and 2016, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2020, though some are renewable at the option of the FHLBank. As of December 31, 2017 and 2016, the total commitments for bond purchases included agreements with two in-district state housing authorities. Additionally, as of December 31, 2016, the total commitments for bond purchases included agreements with one out-of-district state housing authority. The FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2017 and 2016.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $30,000 and $(158,000) as of December 31, 2017 and 2016, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Other Commitments: On June 28, 2017, the FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on the FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to the FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by the FHLBank. The County assigned the lease to the bond trustee for the FHLBank's benefit as the sole holder of the IRBs. The FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in the FHLBank's statement of financial condition. The IRBs and the equivalent liability are included in the FHLBank's statement of financial condition in other assets and other liabilities, respectively. The FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. The bond trustee for the transaction is BOKF, N.A., a related party disclosed in Note 18. As bond trustee, BOKF, N.A. received trustee fees of $11,000 during the year ended December 31, 2017. As of December 31, 2017, $29,000,000 of the IRBs were issued and outstanding.

Lease Commitments: Net rental costs under operating leases of approximately $81,000, $81,000 and $73,000 in 2017, 2016, and 2015, respectively, for premises and equipment have been charged to other operating expenses. Total future minimum net rentals, which extend no later than 2020, are $186,000.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2017, the total original par value of customer securities held by the FHLBank under this arrangement was $46,269,500,000.

Other commitments and contingencies are discussed in Notes 1, 5, 6, 7, 8, 10, 11, 13 and 15.

NOTE 18 – TRANSACTIONS WITH STOCKHOLDERS

The FHLBank is a cooperative whose members own most of the capital stock of the FHLBank and generally receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. Nearly all outstanding advances are with current members, and the majority of outstanding mortgage loans held for portfolio were purchased from current or former members. The FHLBank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases.

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and FHFA regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2017 and 2016, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 18.1 and 18.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2017 and 2016 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 18.1

12/31/2017
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$27,450	11.6%	$251,750	17.9%	$279,200	17.0%
MidFirst Bank	OK	500	0.2	229,014	16.3	229,514	13.9
Capitol Federal Savings Bank	KS	500	0.2	194,970	13.8	195,470	11.9
TOTAL		$28,450	12.0%	$675,734	48.0%	$704,184	42.8%

Table 18.2

12/31/2016
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$500	0.3%	$219,755	20.6%	$220,255	17.9%
MidFirst Bank	OK	500	0.3	197,669	18.6	198,169	16.1
TOTAL		$1,000	0.6%	$417,424	39.2%	$418,424	34.0%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2017 and 2016 are summarized in Table 18.3 (dollar amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory stock.

Table 18.3

	12/31/2017		12/31/2016		12/31/2017		12/31/2016
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$5,100,000	19.4%	$4,800,000	20.0%	$20,486	4.5%	$54,145	9.1%
MidFirst Bank	5,100,000	19.4	4,340,000	18.1	266	0.1	424	0.1
Capitol Federal Savings Bank	2,175,000	8.3			262	0.1
TOTAL	$12,375,000	47.1%	$9,140,000	38.1%	$21,014	4.7%	$54,569	9.2%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2017 and 2016. Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the year ended December 31, 2017.

Transactions with FHLBank Directors’ Financial Institutions: Table 18.4 presents information as of December 31, 2017 and 2016 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 18.4

	12/31/2017		12/31/2016
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$168,017	0.6%	$172,793	0.7%

Deposits	$9,138	2.0%	$12,329	2.1%

Class A Common Stock	$4,829	2.0%	$3,782	2.3%
Class B Common Stock	7,693	0.5	5,585	0.5
TOTAL CAPITAL STOCK	$12,522	0.8%	$9,367	0.8%

Table 18.5 presents mortgage loans acquired during the years ended December 31, 2017 and 2016 for members that had an officer or director serving on the FHLBank’s board of directors in 2017 or 2016 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 18.5

	2017		2016
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$112,650	7.1%	$90,805	6.6%

Direct Financing Lease: During 2002, the FHLBank entered into a 20-year direct financing lease with a member for a building complex and property. Either party has the option to terminate this lease after 15 years. The net investment in the direct financing lease with the member is recorded in other assets. The FHLBank’s $7,896,000 up-front payment for its portion of the building complex is recorded in premises, software and equipment. On October 31, 2005, the FHLBank amended its lease to occupy additional building space, thereby reducing the portion of the property previously leased back to the member and decreasing the member’s future lease payments. All other provisions of the original lease remained in effect. The net reduction in the lease receivable is recorded in premises, software and equipment. On March 31, 2015, the FHLBank provided a Notice of Termination of FHLBank Occupancy (Notice) to the member stating that the FHLBank plans to terminate its occupancy of the space currently occupied by the FHLBank as its headquarters on March 31, 2018. The Notice was further amended to reflect the termination of occupancy and initiate the sale of its space to the member on January 31, 2018. The 20-year direct financing lease will remain in place for the member's space being leased thereafter. Beginning February 1, 2018, the member's future lease payments will revert back to the initial amount prior to the October 31, 2005 amendment. The direct financing lease has been adjusted accordingly.

See Note 7 for additional information on the direct financing lease.

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2017, 2016, and 2015 as presented in Table 19.1 (in thousands). All transactions occurred at market prices.

Table 19.1

Business Activity	2017	2016	2015
Average overnight interbank loan balances to other FHLBanks[1]	$4,534	$4,686	$2,252
Average overnight interbank loan balances from other FHLBanks[1]	1,247	2,314	5,992
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	1,429	1,469	1,208
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	4,854	4,354	3,477
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $110,641,000 and $219,931,000 as of December 31, 2017 and 2016, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $5,817,000, $9,011,000, and $9,011,000 for the years ended December 31, 2017, 2016, and 2015, respectively.