Form 10-Q
period 2018-03-31
Federal Home Loan Bank of Topeka
filed 2018-05-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
May 8, 2018
Class A Stock, par value $100 per share	2,700,734
Class B Stock, par value $100 per share	14,346,458

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

Readers of this report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this report, as well as those discussed under Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017, incorporated by reference herein.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2018	12/31/2017
ASSETS
Cash and due from banks	$25,333	$268,050
Interest-bearing deposits	880,799	442,682
Securities purchased under agreements to resell (Note 10)	3,206,045	3,161,446
Federal funds sold	4,282,000	1,175,000

Investment securities:
Trading securities (Note 3)	3,403,665	2,869,415
Available-for-sale securities (Note 3)	1,538,448	1,493,231
Held-to-maturity securities[1] (Note 3)	5,126,814	4,856,825
Total investment securities	10,068,927	9,219,471

Advances (Notes 4, 6)	26,978,350	26,295,849

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	7,466,661	7,287,605
Less allowance for credit losses on mortgage loans (Note 6)	(1,057)	(1,208)
Mortgage loans held for portfolio, net	7,465,604	7,286,397

Accrued interest receivable	96,742	85,547
Premises, software and equipment, net	48,739	47,670
Derivative assets, net (Notes 7, 10)	40,945	37,030
Other assets	56,365	57,463

TOTAL ASSETS	$53,149,849	$48,076,605

LIABILITIES
Deposits (Note 8)	$623,322	$461,769

Consolidated obligations, net:
Discount notes (Note 9)	22,606,383	20,420,651
Bonds (Note 9)	27,236,839	24,514,468
Total consolidated obligations, net	49,843,222	44,935,119

Mandatorily redeemable capital stock (Note 11)	5,029	5,312
Accrued interest payable	74,485	56,116
Affordable Housing Program payable	45,360	43,005
Derivative liabilities, net (Notes 7, 10)	1,259	2,417
Other liabilities	74,087	66,764

TOTAL LIABILITIES	50,666,764	45,570,502

Commitments and contingencies (Note 14)

1    Fair value: $5,126,008 and $4,856,996 as of March 31, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these financial statements.
5

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2018	12/31/2017
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,663 and 2,351 shares issued and outstanding) (Note 11)	$166,288	$235,134
Class B ($100 par value; 14,324 and 14,049 shares issued and outstanding) (Note 11)	1,432,448	1,404,905
Total capital stock	1,598,736	1,640,039

Retained earnings:
Unrestricted	682,910	676,993
Restricted	171,331	163,413
Total retained earnings	854,241	840,406

Accumulated other comprehensive income (loss) (Note 12)	30,108	25,658

TOTAL CAPITAL	2,483,085	2,506,103

TOTAL LIABILITIES AND CAPITAL	$53,149,849	$48,076,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2018	03/31/2017
INTEREST INCOME:
Interest-bearing deposits	$2,236	$648
Securities purchased under agreements to resell	11,430	4,150
Federal funds sold	10,589	4,290
Trading securities	16,587	14,929
Available-for-sale securities	8,862	4,432
Held-to-maturity securities	25,327	14,852
Advances	140,787	72,887
Prepayment fees on terminated advances, net	31	870
Mortgage loans held for portfolio	59,535	52,578
Other	409	301
Total interest income	275,793	169,937

INTEREST EXPENSE:
Deposits	1,614	582
Consolidated obligations:
Discount notes	94,978	35,488
Bonds	112,432	67,103
Mandatorily redeemable capital stock (Note 11)	61	14
Other	229	78
Total interest expense	209,314	103,265

NET INTEREST INCOME	66,479	66,672
(Reversal) provision for credit losses on mortgage loans (Note 6)	30	(45)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	66,449	66,717

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	—	(4)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(22)	(33)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	(22)	(37)
Net gains (losses) on trading securities (Note 3)	(26,950)	4,687
Net gains (losses) on sale of held-to-maturity securities (Note 3)	34	—
Net gains (losses) on derivatives and hedging activities (Note 7)	16,643	603
Standby bond purchase agreement commitment fees	848	1,160
Letters of credit fees	1,066	938
Other	1,394	534
Total other income (loss)	(6,987)	7,885

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2018	03/31/2017
OTHER EXPENSES:
Compensation and benefits	$8,330	$8,227
Other operating	4,185	3,730
Federal Housing Finance Agency	764	752
Office of Finance	784	778
Other	1,402	1,429
Total other expenses	15,465	14,916

INCOME BEFORE ASSESSMENTS	43,997	59,686

Affordable Housing Program	4,406	5,970

NET INCOME	$39,591	$53,716

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2018	03/31/2017
Net income	$39,591	$53,716

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	4,142	8,485
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	301	409
Defined benefit pension plan	7	57
Total other comprehensive income (loss)	4,450	8,951

TOTAL COMPREHENSIVE INCOME	$44,041	$62,667

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							42,972	10,744	53,716	8,951	62,667
Proceeds from issuance of capital stock	—	31	4,387	438,669	4,387	438,700					438,700
Repurchase/redemption of capital stock	(1,605)	(160,498)	(4)	(429)	(1,609)	(160,927)					(160,927)
Net reclassification of shares to mandatorily redeemable capital stock	(4)	(485)	(1,729)	(172,910)	(1,733)	(173,395)					(173,395)
Net transfer of shares between Class A and Class B	1,726	172,565	(1,726)	(172,565)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.5%):
Cash payment							(64)		(64)		(64)
Stock issued			213	21,292	213	21,292	(21,292)		(21,292)		—
Balance at March 31, 2017	1,738	$173,756	11,786	$1,178,589	13,524	$1,352,345	$632,842	$134,714	$767,556	$9,528	$2,129,429

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							31,673	7,918	39,591	4,450	44,041
Proceeds from issuance of capital stock	3	323	2,721	272,052	2,724	272,375					272,375
Repurchase/redemption of capital stock	(2,369)	(236,937)	(21)	(2,037)	(2,390)	(238,974)					(238,974)
Net reclassification of shares to mandatorily redeemable capital stock	(391)	(39,140)	(613)	(61,250)	(1,004)	(100,390)					(100,390)
Net transfer of shares between Class A and Class B	2,069	206,908	(2,069)	(206,908)	—	—					—
Dividends on capital stock (Class A - 1.5%, Class B - 6.7%):
Cash payment							(70)		(70)		(70)
Stock issued			257	25,686	257	25,686	(25,686)		(25,686)		—
Balance at March 31, 2018	1,663	$166,288	14,324	$1,432,448	15,987	$1,598,736	$682,910	$171,331	$854,241	$30,108	$2,483,085

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2018	03/31/2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$39,591	$53,716
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	4,803	(32)
Concessions on consolidated obligations	1,369	1,151
Premiums and discounts on investments, net	783	691
Premiums, discounts and commitment fees on advances, net	(1,304)	(1,543)
Premiums, discounts and deferred loan costs on mortgage loans, net	4,184	4,328
Fair value adjustments on hedged assets or liabilities	453	1,272
Premises, software and equipment	791	498
Other	7	57
(Reversal) provision for credit losses on mortgage loans	30	(45)
Non-cash interest on mandatorily redeemable capital stock	61	13
Net realized (gains) losses on sale of held-to-maturity securities	(34)	—
Net other-than-temporary impairment losses on held-to-maturity securities	22	37
Net realized (gains) losses on sale of premises and equipment	(879)	—
Other adjustments	(132)	12
Net (gains) losses on trading securities	26,950	(4,687)
(Gains) losses due to change in net fair value adjustment on derivative and hedging activities	22,370	5,955
(Increase) decrease in accrued interest receivable	(11,187)	(4,138)
Change in net accrued interest included in derivative assets	(3,989)	(6,460)
(Increase) decrease in other assets	988	(104)
Increase (decrease) in accrued interest payable	18,464	11,090
Change in net accrued interest included in derivative liabilities	(273)	(504)
Increase (decrease) in Affordable Housing Program liability	2,355	4,162
Increase (decrease) in other liabilities	(9,117)	(5,602)
Total adjustments	56,715	6,151
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	96,306	59,867

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2018	03/31/2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(440,909)	$4,423
Net (increase) decrease in securities purchased under resale agreements	(44,599)	(100,000)
Net (increase) decrease in Federal funds sold	(3,107,000)	20,000
Net (increase) decrease in short-term trading securities	(715,000)	(200,000)
Proceeds from maturities of and principal repayments on long-term trading securities	153,799	5,159
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	2,260	1,241
Purchases of long-term available-for-sale securities	(79,178)	(30,408)
Proceeds from sale of held-to-maturity securities	8,406	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	203,664	218,349
Purchases of long-term held-to-maturity securities	(466,981)	(524,988)
Advances repaid	102,395,193	116,198,905
Advances originated	(103,131,501)	(118,053,563)
Principal collected on mortgage loans	201,174	226,724
Purchases of mortgage loans	(387,768)	(292,016)
Proceeds from sale of foreclosed assets	1,722	45
Other investing activities	678	619
Net (increase) decrease in loans to other FHLBanks	—	600,000
Proceeds from sale of premises, software and equipment	2,414	48
Purchases of premises, software and equipment	(2,216)	(5,012)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(5,405,842)	(1,930,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$217,732	$(4,966)
Net proceeds from issuance of consolidated obligations:
Discount notes	260,985,732	229,023,531
Bonds	6,563,236	2,927,114
Payments for maturing and retired consolidated obligations:
Discount notes	(258,807,777)	(228,296,599)
Bonds	(3,821,750)	(1,973,230)
Net interest payments received (paid) for financing derivatives	(2,951)	(7,900)
Proceeds from issuance of capital stock	272,375	438,700
Payments for repurchase/redemption of capital stock	(238,974)	(160,927)
Payments for repurchase of mandatorily redeemable capital stock	(100,734)	(173,814)
Cash dividends paid	(70)	(64)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,066,819	1,771,845
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(242,717)	(98,762)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,050	207,254
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,333	$108,492

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2018	03/31/2017
Supplemental disclosures:
Interest paid	$186,887	$95,448
Affordable Housing Program payments	$2,093	$1,927
Net transfers of mortgage loans to other assets	$1,658	$337
Change in capital expenditures incurred but unpaid	$1,229	$468

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2018

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2017. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 15, 2018 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values (including net accrued interest receivable or payable on the derivatives) and are reported as either derivative assets or derivative liabilities, net of cash collateral, including initial and certain variation margin, and accrued interest received or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH Limited and CME Clearing. Effective January 16, 2018, LCH Limited made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral, consistent with the amendment CME Clearing made effective January 3, 2017. At both Clearinghouses, initial margin is considered cash collateral.

Reclassifications: Certain immaterial amounts in the financial statements have been reclassified to conform to current period presentations.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Targeted Improvements to Accounting for Hedging Activities (Accounting Standards Update (ASU) 2017-12). In August 2017, FASB issued an amendment to simplify the application of hedge accounting guidance in current GAAP and to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in other comprehensive income (OCI). In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of March 31, 2018 and December 31, 2017 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2018	12/31/2017
Non-mortgage-backed securities:
Certificates of deposit	$1,299,865	$584,984
GSE obligations[1]	1,194,194	1,353,083
Non-mortgage-backed securities	2,494,059	1,938,067
Mortgage-backed securities:
U.S. obligation MBS[2]	554	580
GSE MBS[3]	909,052	930,768
Mortgage-backed securities	909,606	931,348
TOTAL	$3,403,665	$2,869,415

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Net gains (losses) on trading securities during the three months ended March 31, 2018 and 2017 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2018	03/31/2017
Net gains (losses) on trading securities held as of March 31, 2018	$(26,941)	$7,051
Net gains (losses) on trading securities sold or matured prior to March 31, 2018	(9)	(2,364)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(26,950)	$4,687

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2018 are summarized in Table 3.3 (in thousands):

Table 3.3

	03/31/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,503,100	$36,503	$(1,155)	$1,538,448
TOTAL	$1,503,100	$36,503	$(1,155)	$1,538,448

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2017 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,462,025	$31,638	$(432)	$1,493,231
TOTAL	$1,462,025	$31,638	$(432)	$1,493,231

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of March 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$162,469	$(1,155)	$—	$—	$162,469	$(1,155)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$162,469	$(1,155)	$—	$—	$162,469	$(1,155)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2018 are summarized in Table 3.7 (in thousands):

Table 3.7

	03/31/2018
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$89,830	$—	$89,830	$70	$(4,469)	$85,431
Non-mortgage-backed securities	89,830	—	89,830	70	(4,469)	85,431
Mortgage-backed securities:
U.S. obligation MBS[1]	122,802	—	122,802	448	(109)	123,141
GSE MBS[2]	4,842,240	—	4,842,240	15,005	(15,570)	4,841,675
Private-label residential MBS	75,804	(3,862)	71,942	5,317	(1,498)	75,761
Mortgage-backed securities	5,040,846	(3,862)	5,036,984	20,770	(17,177)	5,040,577
TOTAL	$5,130,676	$(3,862)	$5,126,814	$20,840	$(21,646)	$5,126,008

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2017 are summarized in Table 3.8 (in thousands):

Table 3.8

	12/31/2017
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$89,830	$—	$89,830	$74	$(4,896)	$85,008
Non-mortgage-backed securities	89,830	—	89,830	74	(4,896)	85,008
Mortgage-backed securities:
U.S obligation MBS[1]	127,588	—	127,588	435	(88)	127,935
GSE MBS[2]	4,561,839	—	4,561,839	15,548	(14,740)	4,562,647
Private-label residential MBS	81,731	(4,163)	77,568	5,456	(1,618)	81,406
Mortgage-backed securities	4,771,158	(4,163)	4,766,995	21,439	(16,446)	4,771,988
TOTAL	$4,860,988	$(4,163)	$4,856,825	$21,513	$(21,342)	$4,856,996

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.9 summarizes the held-to-maturity securities with unrealized losses as of March 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.9

	03/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$25,531	$(4,469)	$25,531	$(4,469)
Non-mortgage-backed securities	—	—	25,531	(4,469)	25,531	(4,469)
Mortgage-backed securities:
U.S. obligation MBS[2]	21,116	(48)	14,604	(61)	35,720	(109)
GSE MBS[3]	1,330,090	(1,615)	1,453,802	(13,955)	2,783,892	(15,570)
Private-label residential MBS	3,377	(9)	57,516	(2,011)	60,893	(2,020)
Mortgage-backed securities	1,354,583	(1,672)	1,525,922	(16,027)	2,880,505	(17,699)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,354,583	$(1,672)	$1,551,453	$(20,496)	$2,906,036	$(22,168)

[1]
Total unrealized losses in Table 3.9 will not agree to total gross unrecognized losses in Table 3.7. Total unrealized losses in Table 3.9 include non-credit-related OTTI recognized in accumulated OCI (AOCI) and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.10 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.10

	12/31/2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses[1]
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$25,104	$(4,896)	$25,104	$(4,896)
Non-mortgage-backed securities	—	—	25,104	(4,896)	25,104	(4,896)
Mortgage-backed securities:
U.S obligation MBS[2]	37,944	(88)	—	—	37,944	(88)
GSE MBS[3]	796,378	(1,363)	1,478,510	(13,377)	2,274,888	(14,740)
Private-label residential MBS	150	(1)	64,477	(2,314)	64,627	(2,315)
Mortgage-backed securities	834,472	(1,452)	1,542,987	(15,691)	2,377,459	(17,143)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$834,472	$(1,452)	$1,568,091	$(20,587)	$2,402,563	$(22,039)

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2018 and December 31, 2017 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	03/31/2018			12/31/2017
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	89,830	89,830	85,431	89,830	89,830	85,008
Non-mortgage-backed securities	89,830	89,830	85,431	89,830	89,830	85,008
Mortgage-backed securities	5,040,846	5,036,984	5,040,577	4,771,158	4,766,995	4,771,988
TOTAL	$5,130,676	$5,126,814	$5,126,008	$4,860,988	$4,856,825	$4,856,996

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the three months ended March 31, 2018 and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 3.12 presents details of the sales (in thousands). No held-to-maturity securities were sold during the three months ended March 31, 2017.

Table 3.12

Three Months Ended
03/31/2018
Proceeds from sale of held-to-maturity securities	$8,406
Carrying value of held-to-maturity securities sold	(8,372)
NET REALIZED GAINS (LOSSES)	$34

Other-than-temporary Impairment: For the 21 outstanding private-label residential MBS with OTTI during the lives of the securities, the FHLBank’s reported balances as of March 31, 2018 are presented in Table 3.13 (in thousands):

Table 3.13

	03/31/2018
	Unpaid Principal Balance	Amortized Cost	Carrying Value	Fair Value
Private-label residential MBS:
Prime	$7,261	$6,417	$5,909	$6,832
Alt-A	22,567	19,952	16,598	20,912
TOTAL	$29,828	$26,369	$22,507	$27,744

Table 3.14 presents a roll-forward of OTTI activity for the three months ended March 31, 2018 and 2017 related to credit losses recognized in earnings (in thousands):

Table 3.14

	Three Months Ended
	03/31/2018	03/31/2017
Balance, beginning of period	$7,663	$7,502
Additional charge on securities for which OTTI was previously recognized[1]	22	37
Amortization of credit component of OTTI[2]	(106)	(69)
Balance, end of period	$7,579	$7,470

[1]	For the three months ended March 31, 2018 and 2017, securities previously impaired represent all securities that were impaired prior to January 1, 2018 and 2017, respectively.

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

As of March 31, 2018, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2018 and December 31, 2017, the FHLBank had advances outstanding at interest rates ranging from 0.68 percent to 7.41 percent and 0.66 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by year of contractual maturity as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Table 4.1

	03/31/2018		12/31/2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,050,386	1.78%	$14,374,744	1.55%
Due after one year through two years	1,124,757	1.90	1,219,842	1.73
Due after two years through three years	1,442,756	2.10	1,075,287	2.01
Due after three years through four years	915,940	2.12	971,634	2.16
Due after four years through five years	770,790	2.11	918,277	1.96
Thereafter	7,756,903	1.98	7,765,440	1.74
Total par value	27,061,532	1.88%	26,325,224	1.67%
Discounts	(6,807)		(8,111)
Hedging adjustments	(76,375)		(21,264)
TOTAL	$26,978,350		$26,295,849

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

Table 4.2 presents advances summarized by contractual maturity or next call date (for callable advances) and by contractual maturity or next conversion date (for convertible advances) as of March 31, 2018 and December 31, 2017 (in thousands):

Table 4.2

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Conversion Date
Redemption Term	03/31/2018	12/31/2017	03/31/2018	12/31/2017
Due in one year or less	$21,974,310	$21,375,728	$15,139,886	$14,450,744
Due after one year through two years	916,132	881,835	1,208,757	1,342,342
Due after two years through three years	1,210,457	897,151	1,633,406	1,186,087
Due after three years through four years	549,677	790,641	996,440	1,083,984
Due after four years through five years	439,112	522,768	1,026,790	1,174,277
Thereafter	1,971,844	1,857,101	7,056,253	7,087,790
TOTAL PAR VALUE	$27,061,532	$26,325,224	$27,061,532	$26,325,224

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of March 31, 2018 and December 31, 2017 (in thousands):

Table 4.3

	03/31/2018	12/31/2017
Fixed rate:
Due in one year or less	$2,551,071	$2,079,061
Due after one year	5,094,394	4,957,303
Total fixed rate	7,645,465	7,036,364
Variable rate:
Due in one year or less	12,499,315	12,295,683
Due after one year	6,916,752	6,993,177
Total variable rate	19,416,067	19,288,860
TOTAL PAR VALUE	$27,061,532	$26,325,224

NOTE 5 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which have been funded by the FHLBank through or purchased from participating financial institutions (PFIs). These mortgage loans are government-guaranteed or -insured loans (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and/or the Department of Housing and Urban Development) and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the participating member. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2018 and December 31, 2017 on mortgage loans held for portfolio (in thousands):

Table 5.1

	03/31/2018	12/31/2017
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,248,857	$1,273,893
Fixed rate, long-term, single-family mortgages	6,106,735	5,900,863
Total unpaid principal balance	7,355,592	7,174,756
Premiums	110,192	109,898
Discounts	(2,918)	(2,380)
Deferred loan costs, net	262	280
Other deferred fees	(58)	(60)
Hedging adjustments	3,591	5,111
Total before Allowance for Credit Losses on Mortgage Loans	7,466,661	7,287,605
Allowance for Credit Losses on Mortgage Loans	(1,057)	(1,208)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$7,465,604	$7,286,397

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of March 31, 2018 and December 31, 2017 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2018	12/31/2017
Conventional loans	$6,645,651	$6,477,696
Government-guaranteed or -insured loans	709,941	697,060
TOTAL UNPAID PRINCIPAL BALANCE	$7,355,592	$7,174,756

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

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three months ended March 31, 2018 and 2017 (in thousands).

Table 6.1

	Three Months Ended
	03/31/2018	03/31/2017
Balance, beginning of the period	$1,208	$1,674
Net (charge-offs) recoveries	(181)	(12)
(Reversal) provision for credit losses	30	(45)
Balance, end of the period	$1,057	$1,617

Table 6.2 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2018 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.2

	03/31/2018
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$30	$—	$—	$—	$30
Collectively evaluated for impairment	1,027	—	—	—	1,027
TOTAL ALLOWANCE FOR CREDIT LOSSES	$1,057	$—	$—	$—	$1,057
Recorded investment:
Individually evaluated for impairment	$11,044	$—	$27,019,326	$14,184	$27,044,554
Collectively evaluated for impairment	6,768,397	723,476	—	—	7,491,873
TOTAL RECORDED INVESTMENT	$6,779,441	$723,476	$27,019,326	$14,184	$34,536,427

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2017 (in thousands):

Table 6.3

	03/31/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,617	—	—	—	1,617
TOTAL ALLOWANCE FOR CREDIT LOSSES	$1,617	$—	$—	$—	$1,617
Recorded investment:
Individually evaluated for impairment	$11,883	$—	$25,848,675	$16,763	$25,877,321
Collectively evaluated for impairment	6,056,998	665,794	—	—	6,722,792
TOTAL RECORDED INVESTMENT	$6,068,881	$665,794	$25,848,675	$16,763	$32,600,113

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses.

Table 6.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2018 (dollar amounts in thousands):

Table 6.4

	03/31/2018
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$41,200	$17,393	$—	$—	$58,593
Past due 60-89 days delinquent	7,286	5,000	—	—	12,286
Past due 90 days or more delinquent	10,643	5,551	—	—	16,194
Total past due	59,129	27,944	—	—	87,073
Total current loans	6,720,312	695,532	27,019,326	14,184	34,449,354
Total recorded investment	$6,779,441	$723,476	$27,019,326	$14,184	$34,536,427

Other delinquency statistics:
In process of foreclosure, included above[2]	$5,018	$2,409	$—	$—	$7,427
Serious delinquency rate[3]	0.2%	0.8%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$5,551	$—	$—	$5,551
Loans on non-accrual status[4]	$14,649	$—	$—	$—	$14,649

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,336,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 6.5 summarizes the key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2017 (dollar amounts in thousands):

Table 6.5

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

Individually Evaluated Impaired Loans: Table 6.6 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of March 31, 2018 and December 31, 2017 (in thousands):

Table 6.6

	03/31/2018			12/31/2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$10,911	$10,851	$—	$10,925	$10,875	$—
With an allowance	133	134	30	134	136	39
TOTAL	$11,044	$10,985	$30	$11,059	$11,011	$39

Table 6.7 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three months ended March 31, 2018 and 2017 (in thousands):

Table 6.7

	Three Months Ended
	03/31/2018		03/31/2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$10,700	$56	$11,652	$74
With an allowance	133	—	—	—
TOTAL	$10,833	$56	$11,652	$74

The FHLBank had $2,733,000 and $2,539,000 classified as real estate owned (REO) recorded in other assets as of March 31, 2018 and December 31, 2017, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2018 and December 31, 2017 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	03/31/2018			12/31/2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$7,775,702	$93,981	$21,190	$7,219,084	$56,159	$19,971
Total derivatives designated as hedging relationships	7,775,702	93,981	21,190	7,219,084	56,159	19,971
Derivatives not designated as hedging instruments:
Interest rate swaps	3,628,730	20,978	21,390	3,529,299	3,243	21,672
Interest rate caps/floors	2,304,200	1,527	—	2,344,200	1,011	—
Mortgage delivery commitments	133,764	283	26	77,585	73	43
Total derivatives not designated as hedging instruments	6,066,694	22,788	21,416	5,951,084	4,327	21,715
TOTAL	$13,842,396	116,769	42,606	$13,170,168	60,486	41,686
Netting adjustments and cash collateral[1]		(75,824)	(41,347)		(23,456)	(39,269)
DERIVATIVE ASSETS AND LIABILITIES		$40,945	$1,259		$37,030	$2,417

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions cash collateral, including initial or certain variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $62,492,000 and $56,508,000 as of March 31, 2018 and December 31, 2017, respectively. Cash collateral received was $96,969,000 and $40,695,000 as of March 31, 2018 and December 31, 2017, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative and gains and losses by hedged item for fair value hedges.

For the three months ended March 31, 2018 and 2017, the FHLBank recorded net gains (losses) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended
	03/31/2018	03/31/2017
Derivatives designated as hedging instruments:
Interest rate swaps	$(1,974)	$(1,330)
Total net gains (losses) related to fair value hedge ineffectiveness	(1,974)	(1,330)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	21,258	8,248
Interest rate caps/floors	515	(1,608)
Net interest settlements	(1,690)	(5,183)
Mortgage delivery commitments	(1,283)	490
Total net gains (losses) related to derivatives not designated as hedging instruments	18,800	1,947
Other[1]	(183)	(14)
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$16,643	$603

[1]	Amount represents price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended March 31, 2018 and 2017, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	03/31/2018				03/31/2017
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$51,154	$(53,954)	$(2,800)	$(3,621)	$18,116	$(18,228)	$(112)	$(16,491)
Investments	35,406	(35,028)	378	(1,080)	3,266	(3,813)	(547)	(2,715)
Consolidated obligation bonds	(17,062)	17,510	448	923	(4,220)	3,585	(635)	5,519
Consolidated obligation discount notes	—	—	—	—	16	(52)	(36)	(15)
TOTAL	$69,498	$(71,472)	$(1,974)	$(3,778)	$17,178	$(18,508)	$(1,330)	$(13,702)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $33,116,000 and $19,118,000 as of March 31, 2018 and December 31, 2017, respectively. The counterparty was the same for both periods.

For uncleared derivative transactions, the FHLBank has entered into bilateral security agreements with its non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Limited and CME Clearing. Effective January 16, 2018, LCH Limited made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral, consistent with the amendment CME Clearing made effective January 3, 2017. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2018 and December 31, 2017.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of March 31, 2018 and December 31, 2017 (in thousands):

Table 8.1

	03/31/2018	12/31/2017
Interest-bearing:
Demand	$228,107	$246,831
Overnight	333,900	161,900
Total interest-bearing	562,007	408,731
Non-interest-bearing:
Demand	61,315	53,038
Total non-interest-bearing	61,315	53,038
TOTAL DEPOSITS	$623,322	$461,769

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Table 9.1

	03/31/2018		12/31/2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$9,064,190	1.67%	$11,098,440	1.40%
Due after one year through two years	10,168,650	1.73	6,001,000	1.46
Due after two years through three years	2,057,150	1.80	1,240,300	1.60
Due after three years through four years	982,800	1.75	1,249,050	1.66
Due after four years through five years	1,000,900	1.97	865,650	1.97
Thereafter	3,975,600	2.59	4,053,100	2.57
Total par value	27,249,290	1.85%	24,507,540	1.65%
Premiums	18,764		19,795
Discounts	(3,441)		(2,843)
Concession fees	(9,993)		(9,753)
Hedging adjustments	(17,781)		(271)
TOTAL	$27,236,839		$24,514,468

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2018 and December 31, 2017 includes callable bonds totaling $7,042,000,000 and $6,452,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2018 and December 31, 2017 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	03/31/2018	12/31/2017
Due in one year or less	$15,284,190	$17,243,440
Due after one year through two years	10,182,650	5,460,000
Due after two years through three years	787,150	830,300
Due after three years through four years	287,800	259,050
Due after four years through five years	260,900	280,650
Thereafter	446,600	434,100
TOTAL PAR VALUE	$27,249,290	$24,507,540

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2018 and December 31, 2017 (in thousands):

Table 9.3

	03/31/2018	12/31/2017
Simple variable rate	$14,690,000	$12,900,000
Fixed rate	11,549,290	10,597,540
Fixed to variable rate	535,000	535,000
Step	460,000	430,000
Range	15,000	45,000
TOTAL PAR VALUE	$27,249,290	$24,507,540

Consolidated Discount Notes: Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2018	$22,606,383	$22,638,501	1.59%

December 31, 2017	$20,420,651	$20,445,225	1.23%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2018 and December 31, 2017 (in thousands):

Table 10.1

03/31/2018
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$115,961	$(109,864)	$6,097	$(3,110)	$2,987
Cleared derivatives	808	34,040	34,848	—	34,848
Total derivative assets	116,769	(75,824)	40,945	(3,110)	37,835
Securities purchased under agreements to resell	3,206,045	—	3,206,045	(3,206,045)	—
TOTAL	$3,322,814	$(75,824)	$3,246,990	$(3,209,155)	$37,835

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2018 and December 31, 2017 (in thousands):

Table 10.3

03/31/2018
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$40,673	$(39,414)	$1,259	$(26)	$1,233
Cleared derivatives	1,933	(1,933)	—	—	—
Total derivative liabilities	42,606	(41,347)	1,259	(26)	1,233
TOTAL	$42,606	$(41,347)	$1,259	$(26)	$1,233

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

Table 11.1

	03/31/2018		12/31/2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$487,274	$2,289,753	$380,750	$2,248,599
Total regulatory capital-to-asset ratio	4.0%	4.6%	4.0%	5.2%
Total regulatory capital	$2,125,994	$2,458,006	$1,923,064	$2,485,757
Leverage capital ratio	5.0%	6.8%	5.0%	7.5%
Leverage capital	$2,657,492	$3,602,883	$2,403,830	$3,610,056

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2018 and 2017 (in thousands):

Table 11.2

	Three Months Ended
	03/31/2018	03/31/2017
Balance, beginning of period	$5,312	$2,670
Capital stock subject to mandatory redemption reclassified from equity during the period	100,390	173,395
Redemption or repurchase of mandatorily redeemable capital stock during the period	(100,734)	(173,814)
Stock dividend classified as mandatorily redeemable capital stock during the period	61	13
Balance, end of period	$5,029	$2,264

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2018 and December 31, 2017 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	03/31/2018	12/31/2017
Year 1	$1	$1
Year 2	—	—
Year 3	—	—
Year 4	20	245
Year 5	3,039	3,039
Past contractual redemption date due to remaining activity[1]	1,969	2,027
TOTAL	$5,029	$5,312

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2018, the FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended March 31, 2018 and 2017 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	8,485			8,485
Non-credit OTTI losses		(4)		(4)
Accretion of non-credit loss		376		376
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		37		37
Amortization of net losses - defined benefit pension plan[2]			57	57
Net current period other comprehensive income (loss)	8,485	409	57	8,951
Balance at March 31, 2017	$17,830	$(5,432)	$(2,870)	$9,528

Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	4,142			4,142
Accretion of non-credit loss		279		279
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		22		22
Amortization of net losses - defined benefit pension plan[2]			7	7
Net current period other comprehensive income (loss)	4,142	301	7	4,450
Balance at March 31, 2018	$35,348	$(3,862)	$(1,378)	$30,108

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2018 and December 31, 2017.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three months ended March 31, 2018 and 2017.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of March 31, 2018 and December 31, 2017 are summarized in Tables 13.1 and 13.2 (in thousands):

Table 13.1

	03/31/2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,333	$25,333	$25,333	$—	$—	$—
Interest-bearing deposits	880,799	880,799	—	880,799	—	—
Securities purchased under agreements to resell	3,206,045	3,206,045	—	3,206,045	—	—
Federal funds sold	4,282,000	4,282,000	—	4,282,000	—	—
Trading securities	3,403,665	3,403,665	—	3,403,665	—	—
Available-for-sale securities	1,538,448	1,538,448	—	1,538,448	—	—
Held-to-maturity securities	5,126,814	5,126,008	—	4,964,816	161,192	—
Advances	26,978,350	26,980,265	—	26,980,265	—	—
Mortgage loans held for portfolio, net of allowance	7,465,604	7,441,731	—	7,439,485	2,246	—
Accrued interest receivable	96,742	96,742	—	96,742	—	—
Derivative assets	40,945	40,945	—	116,769	—	(75,824)
Liabilities:
Deposits	623,322	623,322	—	623,322	—	—
Consolidated obligation discount notes	22,606,383	22,605,003	—	22,605,003	—	—
Consolidated obligation bonds	27,236,839	26,969,191	—	26,969,191	—	—
Mandatorily redeemable capital stock	5,029	5,029	5,029	—	—	—
Accrued interest payable	74,485	74,485	—	74,485	—	—
Derivative liabilities	1,259	1,259	—	42,606	—	(41,347)
Other Asset (Liability):
Industrial revenue bonds	29,000	26,585	—	26,585	—	—
Financing obligation payable	(29,000)	(26,585)	—	(26,585)	—	—
Standby letters of credit	(1,276)	(1,276)	—	(1,276)	—	—
Standby bond purchase agreements	93	2,583	—	2,583	—	—
Advance commitments	—	(8,433)	—	(8,433)	—	—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Table 13.2

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

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2018 and December 31, 2017 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the recorded investment. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value.

Table 13.3

	03/31/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$1,299,865	$—	$1,299,865	$—	$—
GSE obligations[2]	1,194,194	—	1,194,194	—	—
U.S. obligation MBS[3]	554	—	554	—	—
GSE MBS[4]	909,052	—	909,052	—	—
Total trading securities	3,403,665	—	3,403,665	—	—
Available-for-sale securities:
GSE MBS[5]	1,538,448	—	1,538,448	—	—
Total available-for-sale securities	1,538,448	—	1,538,448	—	—
Derivative assets:
Interest-rate related	40,662	—	116,486	—	(75,824)
Mortgage delivery commitments	283	—	283	—	—
Total derivative assets	40,945	—	116,769	—	(75,824)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,983,058	$—	$5,058,882	$—	$(75,824)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$1,233	$—	$42,580	$—	$(41,347)
Mortgage delivery commitments	26	—	26	—	—
Total derivative liabilities	1,259	—	42,606	—	(41,347)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$1,259	$—	$42,606	$—	$(41,347)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Impaired mortgage loans	$2,236	$—	$—	$2,236	$—
Real estate owned	1,268	—	—	1,268	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,504	$—	$—	$3,504	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral, related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac.

[3]	Represents single-family MBS issued by Ginnie Mae.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the three months ended March 31, 2018 and still outstanding as of March 31, 2018.

Table 13.4

	12/31/2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$584,984	$—	$584,984	$—	$—
GSE obligations[2]	1,353,083	—	1,353,083	—	—
U.S. obligation MBS[3]	580	—	580	—	—
GSE MBS[4]	930,768	—	930,768	—	—
Total trading securities	2,869,415	—	2,869,415	—	—
Available-for-sale securities:
GSE MBS[5]	1,493,231	—	1,493,231	—	—
Total available-for-sale securities	1,493,231	—	1,493,231	—	—
Derivative assets:
Interest-rate related	36,957	—	60,413	—	(23,456)
Mortgage delivery commitments	73	—	73	—	—
Total derivative assets	37,030	—	60,486	—	(23,456)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,399,676	$—	$4,423,132	$—	$(23,456)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,374	$—	$41,643	$—	$(39,269)
Mortgage delivery commitments	43	—	43	—	—
Total derivative liabilities	2,417	—	41,686	—	(39,269)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,417	$—	$41,686	$—	$(39,269)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,097	$—	$—	$4,097	$—
Impaired mortgage loans	1,633	—	—	1,633	—
Real estate owned	1,031	—	—	1,031	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$6,761	$—	$—	$6,761	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $969,341,696,000 and $989,306,996,000 as of March 31, 2018 and December 31, 2017, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of March 31, 2018, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2018 and December 31, 2017, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	03/31/2018			12/31/2017
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,844,830	$45,377	$3,890,207	$3,410,258	$7,238	$3,417,496
Advance commitments outstanding	41,500	99,230	140,730	70,025	99,475	169,500
Commitments for standby bond purchases	442,451	389,114	831,565	354,410	543,967	898,377
Commitments to fund or purchase mortgage loans	133,764	—	133,764	77,585	—	77,585
Commitments to issue consolidated bonds, at par	1,000	—	1,000	5,000	—	5,000
Commitments to issue consolidated discount notes, at par	800,000	—	800,000	—	—	—

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Standby letters of credit have original expiration periods of up to 10 years, currently expiring no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,276,000 and $1,246,000 as of March 31, 2018 and December 31, 2017, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2021, though some are renewable at the option of the FHLBank. As of March 31, 2018 and December 31, 2017, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2018 and 2017.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $257,000 and $30,000 as of March 31, 2018 and December 31, 2017, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Other Commitments: On June 28, 2017, the FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on the FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to the FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by the FHLBank. The County assigned the lease to the bond trustee for the FHLBank's benefit as the sole holder of the IRBs. The FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in the FHLBank's statement of financial condition. The IRBs and the equivalent liability are included in the FHLBank's statement of financial condition in other assets and other liabilities, respectively. The FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of March 31, 2018 and December 31, 2017, $29,000,000 of the IRBs were issued and outstanding.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

03/31/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$500	0.3%	$296,874	20.7%	$297,374	18.5%
MidFirst Bank	OK	500	0.3	234,123	16.3	234,623	14.6
Capitol Federal Savings Bank	KS	500	0.3	195,126	13.6	195,626	12.2
TOTAL		$1,500	0.9%	$726,123	50.6%	$727,623	45.3%

Table 15.2

12/31/2017
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$27,450	11.6%	$251,750	17.9%	$279,200	17.0%
MidFirst Bank	OK	500	0.2	229,014	16.3	229,514	13.9
Capitol Federal Savings Bank	KS	500	0.2	194,970	13.8	195,470	11.9
TOTAL		$28,450	12.0%	$675,734	48.0%	$704,184	42.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2018 and December 31, 2017 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	03/31/2018		12/31/2017		03/31/2018		12/31/2017
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$5,700,000	21.1%	$5,100,000	19.4%	$23,544	3.8%	$20,486	4.5%
MidFirst Bank	5,025,000	18.6	5,100,000	19.4	248	—	266	0.1
Capitol Federal Savings Bank	2,175,000	8.0	2,175,000	8.3	261	0.1	262	0.1
TOTAL	$12,900,000	47.7%	$12,375,000	47.1%	$24,053	3.9%	$21,014	4.7%

BOKF, N.A., MidFirst Bank, and Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2018 and 2017.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of March 31, 2018 and December 31, 2017 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	03/31/2018		12/31/2017
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$138,295	0.5%	$168,017	0.6%

Deposits	$11,877	1.9%	$9,138	2.0%

Class A Common Stock	$3,915	2.3%	$4,829	2.0%
Class B Common Stock	8,157	0.6	7,693	0.5
TOTAL CAPITAL STOCK	$12,072	0.8%	$12,522	0.8%

Table 15.5 presents mortgage loans acquired during the three months ended March 31, 2018 and 2017 for members that had an officer or director serving on the FHLBank’s board of directors in 2018 or 2017 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	Three Months Ended
	03/31/2018		03/31/2017
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$20,766	5.4%	$28,866	10.0%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2017, which includes audited financial statements and related notes for the year ended December 31, 2017. Our MD&A includes the following sections:

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of the FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances, standby letters of credit, and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in our Capital Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of the FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are UPBs outstanding). At our discretion, we may repurchase excess stock if there is a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2018	12/31/2017	09/30/2017	06/30/2017	03/31/2017
Statement of Condition (as of period end):
Total assets	$53,149,849	$48,076,605	$49,361,189	$49,741,538	$47,091,131
Investments[1]	18,437,771	13,998,599	13,767,184	15,755,784	14,286,143
Advances	26,978,350	26,295,849	28,319,226	26,443,416	25,822,945
Mortgage loans, net[2]	7,465,604	7,286,397	7,055,239	6,839,892	6,700,948
Total liabilities	50,666,764	45,570,502	47,062,581	47,504,133	44,961,702
Deposits	623,322	461,769	550,627	496,015	579,805
Consolidated obligation discount notes, net[3]	22,606,383	20,420,651	21,280,938	23,955,782	22,505,730
Consolidated obligation bonds, net[3]	27,236,839	24,514,468	25,070,225	22,882,026	21,670,348
Total consolidated obligations, net[3]	49,843,222	44,935,119	46,351,163	46,837,808	44,176,078
Mandatorily redeemable capital stock	5,029	5,312	5,439	6,186	2,264
Total capital	2,483,085	2,506,103	2,298,608	2,237,405	2,129,429
Capital stock	1,598,736	1,640,039	1,467,001	1,433,620	1,352,345
Total retained earnings	854,241	840,406	816,141	790,406	767,556
AOCI	30,108	25,658	15,466	13,379	9,528
Statement of Income (for the quarterly period ended):
Net interest income	66,479	69,132	68,927	65,277	66,672
(Reversal) provision for credit losses on mortgage loans	30	10	(171)	20	(45)
Other income (loss)	(6,987)	1,493	5,461	1,148	7,885
Other expenses	15,465	16,872	19,535	15,713	14,916
Income before assessments	43,997	53,743	55,024	50,692	59,686
Affordable Housing Program (AHP) assessments	4,406	5,380	5,510	5,074	5,970
Net income	39,591	48,363	49,514	45,618	53,716
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	70	68	66	69	64
Dividends paid in stock[4]	25,686	24,030	23,713	22,699	21,292
Weighted average dividend rate[5]	6.01%	5.78%	5.81%	5.74%	5.73%
Dividend payout ratio[6]	65.05%	49.83%	48.03%	49.91%	39.76%
Return on average equity	6.10%	7.62%	8.00%	7.64%	9.58%
Return on average assets	0.28%	0.35%	0.36%	0.35%	0.43%
Average equity to average assets	4.58%	4.63%	4.52%	4.54%	4.49%
Net interest margin[7]	0.47%	0.51%	0.51%	0.50%	0.54%
Total capital ratio[8]	4.67%	5.21%	4.66%	4.50%	4.52%
Regulatory capital ratio[9]	4.62%	5.17%	4.64%	4.48%	4.51%
Ratio of earnings to fixed charges[10]	1.21	1.32	1.35	1.38	1.58

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $1,057,000, $1,208,000, $1,408,000, $1,525,000 and $1,617,000 as of March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $61,000, $60,000, $69,000, $52,000 and $14,000 for the quarters ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.

[6]
Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although the FHFA regulation requires dividends be paid out of known income prior to declaration date.

[7]	Net interest income as a percentage of average earning assets.

[8]	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.

[9]	Regulatory capital (i.e., Class A Common Stock and Class B Common Stock and retained earnings) as a percentage of total assets.

[10]	Total earnings divided by fixed charges (interest expense including amortization/accretion of premiums, discounts and capitalized expenses related to indebtedness).

Net income decreased $14.1 million, or 26.3 percent, to $39.6 million for the three months ended March 31, 2018 compared to $53.7 million for the same period in the prior year, due largely to the net fair value fluctuations on trading securities swapped on an economic basis and economic derivatives and a decrease in net interest income. For the three months ended March 31, 2018, the fair value net losses on trading securities were due to increases in interest rates, which were partially offset by the positive fair value fluctuations for the related interest rate swaps caused by the increase in LIBOR between periods. We experienced fair value losses on basis swaps economically hedging consolidated obligations caused by widening between the one- and three-month LIBOR. The decrease in net interest income for the three months ended March 31, 2018 when compared to the same period in 2017 was due to increases in the average rate on borrowings between periods, most notably short-term borrowings, which was only partially offset by increases in the average yield on interest-earning assets between periods. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $5.1 billion, or 10.6 percent, from December 31, 2017 to March 31, 2018. This increase was primarily a result of an increase in money market investments and investment securities and smaller increases in advances and mortgage loans. The $3.6 billion increase in money market investments was due primarily to quarter-end cash flow management and the availability of counterparties in the Federal funds market. The $0.7 billion, or 2.6 percent, increase in advances was due mostly to growth in our line of credit and short-term fixed rate advances. The $0.2 billion, or 2.5 percent, increase in mortgage loans was attributed to an increase in the volume of purchases, primarily from our top five participating financial institutions, outweighing overall prepayments during the quarter.

Total liabilities increased $5.1 billion, or 11.2 percent, from December 31, 2017 to March 31, 2018. This increase was due to a $2.7 billion increase in consolidated obligation bonds and a $2.2 billion increase in consolidated obligation discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term and overnight discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Return on average equity (ROE) was 6.10 percent and 9.58 percent for the three months ended March 31, 2018 and 2017, respectively. The decrease in ROE for the three months ended March 31, 2018 was the result of an increase in average capital related to the increase in advances combined with a decrease in net income.

Dividends paid to members totaled $25.8 million for the three months ended March 31, 2018 compared to $21.4 million for the same period in the prior year. The weighted average dividend rate increased to 6.01 percent for the period ended March 31, 2018 from 5.73 percent for the prior year period primarily due to increases in the dividend rate on our Class A Common Stock and Class B Common Stock between periods and differences in the mix of outstanding Class A Common Stock and Class B Common Stock. The Class A dividend rate increased from 1.00 percent to 1.50 percent and the Class B dividend rate increased from 6.50 percent to 6.75 percent from March 31, 2017 to March 31, 2018. Our dividend payout ratio increased to 65.1 percent for the three months ended March 31, 2018, from 39.8 percent for the three months ended March 31, 2017 due to the increases in the dividend rates between periods, combined with the decrease in net income. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include weekly exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations based on par balances (core mission assets ratio) was 76 percent for the three months ended March 31, 2018. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2018	03/31/2017
Market Instrument	Three-month	Three-month	03/31/2018	12/31/2017	03/31/2017
	Average	Average	Ending Rate	Ending Rate	Ending Rate
Federal funds effective rate[1]	1.45%	0.70%	1.67%	1.33%	0.82%
Federal Reserve interest rate on excess reserves[1]	1.53	0.80	1.75	1.50	1.00
3-month U.S. Treasury bill[1]	1.57	0.59	1.71	1.38	0.75
3-month LIBOR[1]	1.93	1.07	2.31	1.69	1.15
2-year U.S. Treasury note[1]	2.16	1.24	2.27	1.89	1.26
5-year U.S. Treasury note[1]	2.53	1.94	2.56	2.21	1.94
10-year U.S. Treasury note[1]	2.76	2.44	2.74	2.41	2.41
30-year residential mortgage note rate[2]	4.54	4.35	4.69	4.22	4.34

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the first quarter of 2018, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable. Funding spreads relative to LIBOR have also remained stable and improved somewhat compared to the first quarter of 2017. The Federal Open Market Committee (FOMC) maintained the overnight Federal funds rate at its May meeting, but suggested economic growth would likely support a rate increase at the June meeting. Many market participants are assigning a high probability of increases in 2018 amidst a backdrop of accelerated economic conditions. During the January 2018 meeting, the FOMC reaffirmed its plan to reinvest reduced amounts of principal payments from its holdings of GSE debt, GSE MBS, and U.S. Treasury securities. We issue debt at a spread above U.S. Treasury securities; as a result, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. We believe that recent regulatory changes to money market funds have resulted in increased demand for some of our debt structures. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; potential policy changes under the current administration; pending regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates additional increases in short-term interest rates; the replacement of LIBOR with another index; and a decline in dealer demand due to regulatory changes related to capital.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2018.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2018 vs. 03/31/2017
	Dollar Change	Percentage Change
Total interest income	$105,856	62.3%
Total interest expense	106,049	102.7
Net interest income	(193)	(0.3)
(Reversal) provision for credit losses on mortgage loans	75	166.7
Net interest income after mortgage loan loss provision	(268)	(0.4)
Net gains (losses) on trading securities	(31,637)	(675.0)
Net gains (losses) on derivatives and hedging activities	16,040	2,660.0
Other non-interest income	725	27.9
Total other income (loss)	(14,872)	(188.6)
Operating expenses	558	4.7
Other non-interest expenses	(9)	(0.3)
Total other expenses	549	3.7
AHP assessments	(1,564)	(26.2)
NET INCOME	$(14,125)	(26.3)%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended
	03/31/2018		03/31/2017
	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$75,031	27.2%	$43,301	25.5%
Advances	140,818	51.1	73,757	43.4
Mortgage loans held for portfolio	59,535	21.6	52,578	30.9
Other	409	0.1	301	0.2
TOTAL INTEREST INCOME	$275,793	100.0%	$169,937	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended March 31, 2018 was $39.6 million compared to $53.7 million for the three months ended March 31, 2017. The $14.1 million decrease in net income for the quarter was due largely to the net fair value fluctuations on trading securities swapped on an economic basis and economic derivatives and a decrease in net interest income compared to the prior year quarter. For the three months ended March 31, 2018, the fair value net losses on trading securities were due to increases in interest rates, which were partially offset by the positive fair value fluctuations for the related interest rate swaps caused by the increase in LIBOR between periods. We experienced fair value losses on basis swaps economically hedging consolidated obligations caused by widening between one- and three-month LIBOR. The decrease in net interest income for the three months ended March 31, 2018 when compared to the same period in 2017 was due to the increase in the average rate on borrowings between periods, most notably short-term borrowings, which was only partially offset by increases in the average yield on interest-earning assets between periods.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits and other borrowings, is the primary source of our earnings. Net interest income decreased $0.2 million for the three months ended March 31, 2018 compared to the same period in the prior year, due primarily to margin compression caused by an increase in short-term interest rates as the Federal funds rate increased, while longer-term interest rates remained relatively flat, which flattened the yield curve (see Table 5). In addition to flattening the yield curve, short-term rates increased disproportionately to the Federal funds rate, which impacted our cost of issuing discount notes. A significant portion of our short-term advance portfolio is funded by discount notes, but rather than immediately increase the cost of short-term advances, we sought alternative funding strategies until we determined that the change in the relationship between the Federal funds rate and the other short-term rates was not just a temporary anomaly, at which point we began to adjust short-term advance rates. Net interest spread and net interest margin both decreased for the three-months ended March 31, 2018 compared to the prior year period primarily due to the aforementioned flattening of the yield curve and the resulting margin compression, which are discussed in greater detail below.

For the three months ended March 31, 2018, the average yield on investments, which consist of interest-bearing deposits, Federal funds sold, securities purchased under agreement to resell (reverse repurchase agreements), and investment securities, increased 62 basis points to 1.90 percent, from 1.28 percent for the three months ended March 31, 2017. The increase was a result of a $1.2 billion increase in the average balance and an 82 basis point increase in yield on money market investments, and a $1.0 billion increase in the average balance and a 53 basis point increase in yield on investment securities. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements and Federal funds sold and an increase in targeted leverage.

For the three months ended March 31, 2018, the average yield on advances increased 69 basis points to 1.69 percent, from 1.00 percent for the three months ended March 31, 2017. The increase in the average yield on advances for both periods was due to continued increases in short-term interest rates in conjunction with FOMC policy changes, which adjusted variable rate advances upward and positively impacted the net interest settlements on swapped advances. The average balance of advances increased $3.8 billion for the three months ended March 31, 2018 as a result of seasonal fluctuations, as advances tend to trend downward at the end of the year and then increase at the beginning of the following year. If the current disproportionate relationship between the Federal funds rate and other short-term interest rates persists, we could see a decline in short-term advances as the increase in short-term advance rates could reduce the benefit to our members.

For the three months ended March 31, 2018, the average yield on mortgage loans increased 8 basis points to 3.28 percent, from 3.20 percent for the three months ended March 31, 2017. The increase for the three-month period was a result of the purchase of mortgage loans at rates higher than the existing portfolio and a slight decrease in premium amortization from slowing prepayments. The general level of mortgage rates began increasing at the end of 2016 and has continued to increase through March 31, 2018, and as a result, premium amortization is likely to remain near or slightly lower than current levels, as prepayments tend to slow during periods of relatively stable or rising rates.

For the three months ended March 31, 2018, the average cost of consolidated obligation bonds increased 45 basis points to 1.72 percent, from 1.27 percent for the three months ended March 31, 2017. The average cost of discount notes increased 85 basis points, to 1.40 percent for the three months ended March 31, 2018, from 0.55 percent for the three months ended March 31, 2017, as a result of the increase in short-term interest rates between periods. The average balance of bonds increased by $5.1 billion, or 24.1 percent, for the three months ended March 31, 2018 and the average balance of discount notes increased by $1.4 billion, or 5.3 percent for the three months ended March 31, 2018. We increased our issuance of longer-term floating rate consolidated obligation bonds between periods in part to lengthen the maturity of our liabilities due to political uncertainty towards the end of 2017 and the beginning of 2018. For further discussion of how we use bonds and discount notes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 9 and 10 under this Item 2), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate.

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	03/31/2018			03/31/2017
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$607,525	$2,236	1.49%	$390,291	$648	0.67%
Securities purchased under agreements to resell	2,978,386	11,430	1.56	2,510,667	4,150	0.67
Federal funds sold	2,922,378	10,589	1.47	2,410,322	4,290	0.72
Investment securities[1,2]	9,477,588	50,776	2.17	8,457,699	34,213	1.64
Advances[2,3]	33,788,170	140,818	1.69	29,990,390	73,757	1.00
Mortgage loans[2,4,5]	7,367,886	59,535	3.28	6,659,065	52,578	3.20
Other interest-earning assets	48,884	409	3.39	30,435	301	4.01
Total earning assets	57,190,817	275,793	1.96	50,448,869	169,937	1.36
Other non-interest-earning assets	296,273			166,517
Total assets	$57,487,090			$50,615,386

Interest-bearing liabilities:
Deposits	$543,393	1,614	1.20	$551,534	582	0.43
Consolidated obligations[2]:
Discount Notes	27,456,061	94,978	1.40	26,066,721	35,488	0.55
Bonds	26,535,020	112,432	1.72	21,385,696	67,103	1.27
Other borrowings	39,837	290	2.94	6,176	92	6.09
Total interest-bearing liabilities	54,574,311	209,314	1.56	48,010,127	103,265	0.87
Capital and other non-interest-bearing funds	2,912,779			2,605,259
Total funding	$57,487,090			$50,615,386

Net interest income and net interest spread[6]		$66,479	0.40%		$66,672	0.49%

Net interest margin[7]			0.47%			0.54%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.5 million and $1.4 million for the three months ended March 31, 2018 and 2017, respectively.

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

Table 6

	Three Months Ended
	03/31/2018 vs. 03/31/2017
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$499	$1,089	$1,588
Securities purchased under agreements to resell	899	6,381	7,280
Federal funds sold	1,072	5,227	6,299
Investment securities	4,488	12,075	16,563
Advances	10,341	56,720	67,061
Mortgage loans	5,704	1,253	6,957
Other assets	160	(52)	108
Total earning assets	23,163	82,693	105,856
Interest Expense:
Deposits	(9)	1,041	1,032
Consolidated obligations:
Discount notes	1,988	57,502	59,490
Bonds	18,463	26,866	45,329
Other borrowings	268	(70)	198
Total interest-bearing liabilities	20,710	85,339	106,049
Change in net interest income	$2,453	$(2,646)	$(193)

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

Tables 9 and 10 categorize the earnings impact by product for hedging activities (in thousands):

Table 9

	Three Months Ended 03/31/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,156)	$—	$(9)	$—	$—	$(1,165)
Net interest received (paid)	(2,465)	(1,080)	—	923	—	(2,622)
Subtotal	(3,621)	(1,080)	(9)	923	—	(3,787)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(2,800)	378	—	448	—	(1,974)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	31,423	—	(10,165)	—	21,258
Interest rate caps	—	515	—	—	—	515
Mortgage delivery commitments	—	—	(1,283)	—	—	(1,283)
Economic hedges – net interest received (paid)	—	(2,258)	—	568	—	(1,690)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(183)	(183)
Subtotal	(2,800)	30,058	(1,283)	(9,149)	(183)	16,643
Net impact of derivatives and hedging activities	(6,421)	28,978	(1,292)	(8,226)	(183)	12,856
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(26,395)	—	—	—	(26,395)
TOTAL	$(6,421)	$2,583	$(1,292)	$(8,226)	$(183)	$(13,539)

Table 10

	Three Months Ended 03/31/2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,342)	$—	$(456)	$—	$—	$—	$(1,798)
Net interest received (paid)	(15,149)	(2,715)	—	(15)	5,519	—	(12,360)
Subtotal	(16,491)	(2,715)	(456)	(15)	5,519	—	(14,158)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(112)	(547)	—	(36)	(635)	—	(1,330)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	7,468	—	—	780	—	8,248
Interest rate caps	—	(1,608)	—	—	—	—	(1,608)
Mortgage delivery commitments	—	—	490	—	—	—	490
Economic hedges – net interest received (paid)	—	(6,930)	—	—	1,747	—	(5,183)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(14)	(14)
Subtotal	(112)	(1,617)	490	(36)	1,892	(14)	603
Net impact of derivatives and hedging activities	(16,603)	(4,332)	34	(51)	7,411	(14)	(13,555)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	2,885	—	—	—	—	2,885
TOTAL	$(16,603)	$(1,447)	$34	$(51)	$7,411	$(14)	$(10,670)

As reflected in Tables 9 and 10, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for fixed rate trading investments that are swapped to variable rates. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a much lesser degree. Net unrealized gains or losses on derivatives and the related trading securities are generally a function of the level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rate swaps that are economic hedges of GSE debentures held in trading). The net fair values of derivatives and the related trading MBS are affected by the spread between the LIBOR swap curve and mortgage rates (interest rate swaps that are economic hedges of fixed rate GSE MBS held in trading).

For the three-month period ended March 31, 2018, net unrealized gains and losses on derivatives and hedging activities increased net income by $16.0 million compared to the same period in 2017, primarily as a result of changes in the LIBOR swap curve between periods. The majority of the positive fair value fluctuations for the current three month-period were related to the economic interest rate swaps hedging the multi-family GSE MBS, which increased net income by $21.6 million. The increase in LIBOR between periods also had a positive impact on the net interest settlements on interest rate swaps, which increased net unrealized gains on derivatives and hedging activities by $3.5 million for the three-month period ended March 31, 2018 compared to the prior year period. We experienced unrealized fair value losses on basis swaps economically hedging consolidated obligations caused by widening between one- and three-month LIBOR that resulted in a decrease in net income of $10.9 million. The majority of these basis swaps were indexed to three-month LIBOR on the pay side and indexed to one-month LIBOR on the receive side. As a result, the divergence in those rates caused a decline in the fair value of the swap. Unrealized fair value gains of $9.9 million for the three months ended March 31, 2018 attributable to our interest rate swaps matched to GSE debentures were a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap).

The net unrealized gains on the economic swaps hedging the multi-family GSE MBS and GSE debentures were offset by the net unrealized losses attributable to the swapped securities, which are recorded in net gains (losses) on trading securities. Table 11 presents the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 11

	Three Months Ended
	03/31/2018			03/31/2017
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
GSE debentures	$9,863	$(8,464)	$1,399	$3,912	$(801)	$3,111
GSE MBS	21,560	(17,931)	3,629	3,556	3,686	7,242
TOTAL	$31,423	$(26,395)	$5,028	$7,468	$2,885	$10,353

See Tables 38 and 39 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 9 through 11. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 12 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 12

	Three Months Ended
	03/31/2018	03/31/2017
Trading securities not hedged:
GSE debentures	$(425)	$1,760
U.S. obligation and GSE MBS	(12)	36
Short-term money market securities	(118)	6
Total trading securities not hedged	(555)	1,802
Trading securities hedged on an economic basis with derivatives:
GSE debentures	(8,464)	(801)
GSE MBS	(17,931)	3,686
Total trading securities hedged on an economic basis with derivatives	(26,395)	2,885
TOTAL	$(26,950)	$4,687

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures and fixed rate multi-family GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 11 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The unrealized losses on our fixed rate multi-family GSE MBS investments increased $21.6 million for the three months ended March 31, 2018 compared to the prior year period due to an increase in mortgage-related interest rates compared to the prior year. The continued increase in intermediate interest rates resulted in unrealized losses on the fixed rate GSE debentures for the current and prior year periods, although to a lesser extent for the prior year period as a result of a decrease in GSE spreads. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $0.6 million to $15.5 million for the three months ended March 31, 2018 compared to $14.9 million for the same period in the prior year. The largest component of operating expenses, compensation and benefits, increased by $0.1 million, or 1.3 percent, for the three months ended March 31, 2018 compared to the prior year period. We expect to remain at or near 2017 levels of compensation and benefits expense for 2018. Other operating expense increased by $0.5 million for the three months ended March 31, 2018 compared to the prior year period primarily due to increased depreciation and occupancy expense associated with our new office building.

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

Our adjusted income is defined as our net income reported in accordance with GAAP as adjusted for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements related to derivatives not qualifying for hedge accounting); (3) prepayment fees on advances; and (4) other items excluded because they are not considered a part of our routine operations, such as gains/losses on retirement of debt, gains/losses on mortgage loans held for sale, and gains/losses on securities. We use adjusted income to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gains (losses) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gains (losses) on derivatives and hedging activities and trading securities can come into consideration when setting the level of our quarterly dividends.

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

Adjusted income increased $4.2 million for the three months ended March 31, 2018 compared to the same period in the prior year. The increase was due primarily to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting. Adjusted net interest income increased for the three months ended March 31, 2018 compared to the same period in 2017 due to the increase in LIBOR during the period, the impact of which is more apparent when net interest settlements of economic hedges are presented with the other components of net interest income because it reflects the impact of LIBOR repricing on both the asset and liability. Adjusted net interest margin, which is calculated with adjusted net interest income, decreased by three basis points for the three months ended March 31, 2018 compared to the same period in 2017. Under GAAP, the net interest amount that converts fixed rate investments that are economically swapped to a variable rate is recorded as part of Net Gains/Losses on Derivatives and Hedging Activities rather than net interest income. For the purpose of calculating adjusted net interest margin, these fixed rate investments are considered to be variable rate investments and the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the increase in LIBOR between periods. Under GAAP, an increase in LIBOR causes the spread to tighten between fixed rate assets and variable rate liabilities and therefore causes a decrease in net interest margin.

Tables 13 and 14 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 13

	Three Months Ended
	03/31/2018	03/31/2017
Net income, as reported under GAAP	$39,591	$53,716
AHP assessments	4,406	5,970
Income before AHP assessments	43,997	59,686
Derivative (gains) losses[1]	(18,333)	(5,786)
Trading (gains) losses	26,950	(4,687)
Prepayment fees on terminated advances	(31)	(870)
Net (gains) losses on sale of held-to-maturity securities	(34)	—
Total excluded items	8,552	(11,343)
Adjusted income (a non-GAAP measure)	$52,549	$48,343

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on derivatives not qualifying for hedge accounting.

Table 14

	Three Months Ended
	03/31/2018	03/31/2017
Net interest income, as reported under GAAP	$66,479	$66,672
Net interest settlements on derivatives not qualifying for hedge accounting	(1,690)	(5,183)
Prepayment fees on terminated advances	(31)	(870)
Adjusted net interest income (a non-GAAP measure)	$64,758	$60,619

Net interest margin, as calculated under GAAP for the period	0.47%	0.54%
Adjusted net interest margin (a non-GAAP measure)	0.46%	0.49%

Table 15 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE between the comparative periods is mostly a function of the increase in average capital as a result of the increase in advances. Adjusted ROE as a spread to the average overnight Federal funds effective rate decreased 127 basis points during the quarter ended March 31, 2018 compared to the prior year quarter despite the decrease of only 52 basis points in adjusted ROE because the Federal Reserve raised the target range for the Federal funds effective rate 75 basis points between periods. Adjusted ROE spread for the three months ended March 31, 2018 and 2017 is calculated as follows (dollar amounts in thousands):

Table 15

	Three Months Ended
	03/31/2018	03/31/2017
Average GAAP total capital for the period	$2,632,324	$2,274,491
ROE, based upon GAAP net income	6.10%	9.58%
Adjusted ROE, based upon adjusted income	8.10%	8.62%
Average overnight Federal funds effective rate	1.45%	0.70%
Adjusted ROE as a spread to average overnight Federal funds effective rate	6.65%	7.92%

Financial Condition
Overall: Total assets increased $5.1 billion, or 10.6 percent, from December 31, 2017 to March 31, 2018 due primarily to an increase in leverage allocated to money market investments and investment securities, and smaller increases in advances and mortgage loans. The $3.6 billion increase in money market investments was due to the availability of counterparties in the Federal funds market for investment of the advance paydowns we typically receive at the end of a quarter. The $0.7 billion, or 2.6 percent, increase in advances was due mostly to growth in our line of credit and short-term fixed rate advances. The $0.2 billion, or 2.5 percent, increase in mortgage loans was attributed to purchases primarily from our top five participating financial institutions, outweighing overall prepayments during the quarter. We strive to maintain a core mission assets ratio of over 70 percent, so increases in the average balance of both advances and mortgage loans allows for growth in non-mission assets while maintaining our desired core mission assets ratio. Although our investments represent non-mission assets, they are utilized to provide liquidity and primary and secondary market support for the U.S. housing securities market. We increased the dividend rates on Class A Common Stock and Class B Common Stock during the first quarter of 2018, which, combined with the decrease in net income, contributed to the increase in our dividend payout ratio to 65.1 percent for the three months ended March 31, 2018, from 39.8 percent for the three months ended March 31, 2017.

As a percentage of assets at March 31, 2018 compared to December 31, 2017, advances, investment securities, and mortgage loans decreased, while money market investments increased. The decrease in advances, investment securities, and mortgage loans was relative to the magnitude of the increase in money market investments. In terms of liabilities, we maintained the allocation of consolidated obligation bonds relative to total consolidated obligation discount notes and bonds at March 31, 2018 compared to December 31, 2017. We continue to fund our short-term advances and overnight investments with term and overnight discount notes. Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	03/31/2018	12/31/2017
Assets:
Cash and due from banks	0.1%	0.6%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	15.7	9.9
Investment securities	18.9	19.2
Advances	50.8	54.7
Mortgage loans, net	14.0	15.2
Other assets	0.5	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.2%	1.0%
Consolidated obligation discount notes, net	42.5	42.5
Consolidated obligation bonds, net	51.2	51.0
Other liabilities	0.4	0.3
Total liabilities	95.3	94.8

Capital:
Capital stock outstanding	3.0	3.4
Retained earnings	1.6	1.7
Accumulated other comprehensive income (loss)	0.1	0.1
Total capital	4.7	5.2
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	03/31/2018 vs. 12/31/2017
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(242,717)	(90.5)%
Investments[1]	4,439,172	31.7
Advances	682,501	2.6
Mortgage loans, net	179,207	2.5
Other assets	15,081	6.6
Total assets	$5,073,244	10.6%

Liabilities:
Deposits	$161,553	35.0%
Consolidated obligations, net	4,908,103	10.9
Other liabilities	26,606	15.3
Total liabilities	5,096,262	11.2

Capital:
Capital stock outstanding	(41,303)	(2.5)
Retained earnings	13,835	1.6
Accumulated other comprehensive income (loss)	4,450	17.3
Total capital	(23,018)	(0.9)
Total liabilities and capital	$5,073,244	10.6%

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

Table 18 summarizes advances outstanding by product (dollar amounts in thousands):

Table 18

	03/31/2018		12/31/2017
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,840,640	43.7%	$11,672,583	44.4%
Regular adjustable rate advances	365,500	1.4	275,000	1.0
Adjustable rate callable advances	7,125,675	26.3	7,242,025	27.5
Standard housing and community development advances:
Regular adjustable rate advances	—	—	15,000	0.1
Adjustable rate callable advances	84,252	0.3	84,252	0.3
Total adjustable rate advances	19,416,067	71.7	19,288,860	73.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances	678,001	2.5	187,525	0.7
Regular fixed rate advances	4,862,536	18.0	4,733,715	18.0
Fixed rate callable advances	16,940	0.1	14,455	0.1
Standard housing and community development advances:
Regular fixed rate advances	430,453	1.6	431,540	1.6
Fixed rate callable advances	4,831	—	4,831	—
Total fixed rate advances	5,992,761	22.2	5,372,066	20.4
Convertible:
Standard advance products:
Fixed rate convertible advances	847,150	3.1	853,150	3.2
Amortizing:
Standard advance products:
Fixed rate amortizing advances	393,717	1.5	398,293	1.5
Fixed rate callable amortizing advances	18,782	0.1	19,589	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	382,022	1.4	385,559	1.5
Fixed rate callable amortizing advances	11,033	—	7,707	—
Total amortizing advances	805,554	3.0	811,148	3.1
TOTAL PAR VALUE	$27,061,532	100.0%	$26,325,224	100.0%

Note that an individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2018 and December 31, 2017. The 2.8 percent increase in advance par value from December 31, 2017 to March 31, 2018 (see Table 18) was due mostly to an increase in our line of credit and short-term fixed rate advances. If the current spread differential between the Federal funds rate and other short-term interest rates continues to widen, we could see a decline in short-term advances as the increase in short-term advance rates could reduce the benefit of these advances to our members.

As of March 31, 2018 and December 31, 2017, 60.1 percent and 64.5 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of advances is also influenced by the impact our dividends have on the effective cost of advances. A portion of the growth in average advances over the past few years has resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve rate and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. The majority of the growth in average advances experienced over the last four years is a result of a small number of large members increasing short-term advances. However, the relationship between the Federal funds rate and other short-term interest rates has been changing recently. If this persists, we could see a decline in the average balance of short-term advances as the short-term advance rates become less attractive relative to the yield on excess reserves. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (one- or three-month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.0 percent and 88.5 percent of our total advance portfolio as of March 31, 2018 and December 31, 2017, respectively.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 19

	03/31/2018		12/31/2017
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
BOKF, N.A.	$5,700,000	21.1%	$5,100,000	19.4%
MidFirst Bank	5,025,000	18.6	5,100,000	19.4
Capitol Federal Savings Bank	2,175,000	8.0	2,175,000	8.2
Bellco Credit Union	761,000	2.8
United of Omaha Life Insurance Co.	742,064	2.7	659,091	2.5
Mutual of Omaha Bank			655,000	2.5
TOTAL	$14,403,064	53.2%	$13,689,091	52.0%

Table 20 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 20

	Three Months Ended
	03/31/2018		03/31/2017
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$24,587	17.2%	$11,188	12.7%
MidFirst Bank	23,751	16.6	10,554	12.0
Capitol Federal Savings Bank	18,348	12.8	16,512	18.8
Ent Federal Credit Union	5,246	3.6
American Fidelity Assurance Co.	3,395	2.4	3,645	4.1
United of Omaha Life Insurance Co.			2,194	2.5
TOTAL	$75,327	52.6%	$44,093	50.1%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $(2.5) million and $(15.1) million for the three months ended March 31, 2018 and 2017, respectively.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three months ended March 31, 2018 and 2017.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2018 was $0.4 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 2.5 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2017 to March 31, 2018. Net mortgage loans as a percentage of total assets decreased from 15.2 percent as of December 31, 2017 to 14.0 percent as of March 31, 2018. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three months ended March 31, 2018 and 2017. Although mortgage loan balances have grown to historically high levels of over $7.0 billion, the percentage of mortgage loan interest income to total interest income has declined, predominantly due to an increase in average advance balances as a percentage of average total assets and the resulting increase in advance interest income.

Recent growth in mortgage loans held for portfolio is attributed primarily to the addition of a few PFIs that generate relatively higher volumes of mortgage originations, supported by enhancements to the pricing options available to PFIs, and resulted in an increase in the volume of purchases from our top five PFIs. During 2017, we began offering PFIs the option to receive credit enhancement as a one-time upfront fee paid at purchase. Recent reductions in the required credit enhancement obligation (CE obligation) against current and past production may reduce our PFIs' risk-based capital requirements and result in additional MPF portfolio growth. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume or selling whole loans to other FHLBanks, members or other investors. As described below, we have pursued participations and, although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2018.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. MPF Government MBS is a similar product that allows our PFIs to sell mortgages to FHLBank of Chicago that are pooled into Ginnie Mae securities. We recently received approval to offer the MPF Direct product, which provides the PFI the opportunity to sell a jumbo loan under the MPF Program structure to Redwood Trust (i.e. an unaffiliated entity) for securitization. These products are intended to enhance our ability to manage mortgage volumes and receive a counterparty fee from FHLBank of Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

Table 21 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 21

	03/31/2018		12/31/2017
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
FirstBank of Colorado	$329,371	4.5%	$319,936	4.5%
Tulsa Teachers Credit Union	271,812	3.7	273,744	3.8
NBKC Bank	267,767	3.6
ENT Federal Credit Union	220,027	3.0	198,132	2.8
Fidelity Bank	201,619	2.7	188,534	2.6
Mid-America Bank			158,733	2.2
TOTAL	$1,290,596	17.5%	$1,139,079	15.9%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2018 was 750 and 74.3 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The decrease in the allowance for credit losses as of March 31, 2018 was primarily attributable to a decline in the historical loss rate for the period ending March 31, 2018 compared to December 31, 2017. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2017 to March 31, 2018 due to increases in money market investments, certificates of deposit, and MBS. The increase in money market investments and certificates of deposit was intended to supplement earnings and offset upcoming investment maturities while market conditions were favorable. The increase in long-term MBS replaced some maturities of Agency debentures and also coincided with the increase in advances and mortgage loans, as growth in core mission assets and the corresponding increase in capital allow for growth in non-mission assets while maintaining our desired core mission assets ratio. Consistent with FHFA guidance, we define investment quality as a security with adequate financial backings so that full and timely payment of principal and interest on such security is expected and there is minimal risk that the timely payment of principal and interest would not occur because of adverse changes in economic and financial conditions during the projected life of the security.

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

Table 22

	03/31/2018	12/31/2017
Interest-bearing deposits	$880,405	$441,009
Federal funds sold	4,282,000	1,175,000
Certificates of deposit	1,299,865	584,984
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,462,270	$2,200,993

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our Form 10-K for the year ended December 31, 2017. As of March 31, 2018, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2018, all unsecured investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 26).

Table 23 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2018 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 23

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$980,405	$—	$—	$980,405
U.S. subsidiaries of foreign commercial banks	62,000	—	—	62,000
Total domestic and U.S. subsidiaries of foreign commercial banks	1,042,405	—	—	1,042,405
U.S. Branches and agency offices of foreign commercial banks:
Sweden	1,350,000	99,989	749,922	2,199,911
Canada	520,000	99,989	349,965	969,954
France	900,000	—	—	900,000
Germany	450,000	—	—	450,000
Netherlands	450,000	—	—	450,000
Norway	450,000	—	—	450,000
Total U.S. Branches and agency offices of foreign commercial banks	4,120,000	199,978	1,099,887	5,419,865
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,162,405	$199,978	$1,099,887	$6,462,270

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated domestically and in the countries listed in Table 23. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

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

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of March 31, 2018, the amortized cost of our MBS portfolio represented 303 percent of our regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the quarter ended March 31, 2018.

As of March 31, 2018, we held $5.0 billion of par value in MBS in our held-to-maturity portfolio, $1.6 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable-rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed-rate GSE securities, which are swapped from fixed to variable rates.

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

Table 24

	03/31/2018	12/31/2017
Trading securities:
Certificates of deposit	$1,299,865	$584,984
GSE debentures	1,194,194	1,353,083
Mortgage-backed securities:
U.S. obligation MBS	554	580
GSE MBS	909,052	930,768
Total trading securities	3,403,665	2,869,415
Available-for-sale securities:
GSE MBS	1,538,448	1,493,231
Total available-for-sale securities	1,538,448	1,493,231
Held-to-maturity securities:
State or local housing agency obligations	89,830	89,830
Mortgage-backed securities:
U.S. obligation MBS	122,802	127,588
GSE MBS	4,842,240	4,561,839
Private-label residential MBS	71,942	77,568
Total held-to-maturity securities	5,126,814	4,856,825
Total securities	10,068,927	9,219,471

Interest-bearing deposits	880,799	442,682

Federal funds sold	4,282,000	1,175,000

Securities purchased under agreements to resell	3,206,045	3,161,446
TOTAL INVESTMENTS	$18,437,771	$13,998,599

The contractual maturities of our investments are summarized by security type in Table 25 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 25

	03/31/2018
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$1,299,865	$—	$—	$—	$1,299,865
GSE debentures	394,090	401,212	398,892	—	1,194,194
Mortgage-backed securities:
U.S. obligation MBS	—	—	554	—	554
GSE MBS	—	—	843,717	65,335	909,052
Total trading securities	1,693,955	401,212	1,243,163	65,335	3,403,665
Yield on trading securities	1.88%	1.67%	2.88%	2.96%
Available-for-sale securities:
GSE MBS	—	128,982	1,409,466	—	1,538,448
Total available-for-sale securities	—	128,982	1,409,466	—	1,538,448
Yield on available-for-sale securities	—%	2.05%	2.68%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	89,830	89,830
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	122,802	122,802
GSE MBS	2	290,814	1,691,052	2,860,372	4,842,240
Private-label residential MBS	903	2,334	2,140	66,565	71,942
Total held-to-maturity securities	905	293,148	1,693,192	3,139,569	5,126,814
Yield on held-to-maturity securities	1.96%	1.82%	2.32%	2.21%

Total securities	1,694,860	823,342	4,345,821	3,204,904	10,068,927
Yield on total securities	1.88%	1.78%	2.60%	2.22%

Interest-bearing deposits	880,799	—	—	—	880,799

Federal funds sold	4,282,000	—	—	—	4,282,000

Securities purchased under agreements to resell	3,206,045	—	—	—	3,206,045
TOTAL INVESTMENTS	$10,063,704	$823,342	$4,345,821	$3,204,904	$18,437,771

Securities Ratings – Tables 26 and 27 present the carrying value of our investments by rating as of March 31, 2018 and December 31, 2017 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 26

	03/31/2018
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$—	$394	$880,405	$—	$—	$—	$880,799

Federal funds sold[2]	—	1,050,000	3,232,000	—	—	—	4,282,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	3,206,045	3,206,045

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	924,863	375,002	—	—	—	1,299,865
GSE debentures	—	1,194,194	—	—	—	—	1,194,194
State or local housing agency obligations	59,830	30,000	—	—	—	—	89,830
Total non-mortgage-backed securities	59,830	2,149,057	375,002	—	—	—	2,583,889
Mortgage-backed securities:
U.S. obligation MBS	—	123,356	—	—	—	—	123,356
GSE MBS	—	7,289,740	—	—	—	—	7,289,740
Private label residential MBS	3,341	6,509	2,598	23,037	36,069	388	71,942
Total mortgage-backed securities	3,341	7,419,605	2,598	23,037	36,069	388	7,485,038

TOTAL INVESTMENTS	$63,171	$10,619,056	$4,490,005	$23,037	$36,069	$3,206,433	$18,437,771

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.1 million at March 31, 2018.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 93 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 27

	12/31/2017
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$26	$1,673	$440,983	$—	$—	$—	$442,682

Federal funds sold[2]	—	—	1,175,000	—	—	—	1,175,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	3,161,446	3,161,446

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	384,990	199,994	—	—	—	584,984
GSE debentures	—	1,353,083	—	—	—	—	1,353,083
State or local housing agency obligations	59,830	30,000	—	—	—	—	89,830
Total non-mortgage-backed securities	59,830	1,768,073	199,994	—	—	—	2,027,897
Mortgage-backed securities:
U.S. obligation MBS	—	128,168	—	—	—	—	128,168
GSE MBS	—	6,985,838	—	—	—	—	6,985,838
Private label residential MBS	—	6,977	4,081	24,743	41,335	432	77,568
Total mortgage-backed securities	—	7,120,983	4,081	24,743	41,335	432	7,191,574

TOTAL INVESTMENTS	$59,856	$8,890,729	$1,820,058	$24,743	$41,335	$3,161,878	$13,998,599

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $15.6 million at December 31, 2017.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 92 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 28 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2018 and December 31, 2017 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 38 and 39 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 28

	03/31/2018	12/31/2017
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,698,757	$992,339
Variable rate	795,302	945,728
Non-mortgage-backed securities	2,494,059	1,938,067
Mortgage-backed securities:
Fixed rate	841,874	860,374
Variable rate	67,732	70,974
Mortgage-backed securities	909,606	931,348
Total trading securities	3,403,665	2,869,415
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,538,448	1,493,231
Total available-for-sale securities	1,538,448	1,493,231
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	89,830	89,830
Non-mortgage-backed securities	89,830	89,830
Mortgage-backed securities:
Fixed rate	169,966	180,937
Variable rate	4,867,018	4,586,058
Mortgage-backed securities	5,036,984	4,766,995
Total held-to-maturity securities	5,126,814	4,856,825
TOTAL	$10,068,927	$9,219,471

Private-label Mortgage-backed Securities – The carrying value of our portfolio of private-label MBS is less than one percent of total assets. We classify private-label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

Table 29 presents a summary of the UPB of private-label MBS by interest rate type and by type of collateral (in thousands):

Table 29

	03/31/2018			12/31/2017
	Fixed Rate[1]	Variable Rate[1]	Total	Fixed Rate[1]	Variable Rate[1]	Total
Private-label residential MBS:
Prime	$4,693	$43,704	$48,397	$5,146	$46,392	$51,538
Alt-A	8,305	22,605	30,910	9,813	24,087	33,900
TOTAL	$12,998	$66,309	$79,307	$14,959	$70,479	$85,438

[1]	The determination of fixed or variable rate is based upon the contractual coupon type of the security.

Almost all of our private-label MBS were securitized prior to 2006, and there are no securities in the portfolio issued after April 2006. As a result of this higher quality, well-seasoned portfolio, we have not experienced significant losses in our private-label MBS portfolio from OTTI. Table 30 presents statistical information for our private-label MBS by rating (dollar amounts in thousands):

Table 30

03/31/2018
Private-label residential MBS:
UPB by credit rating:
Triple-A	$3,341
Double-A	6,512
Single-A	2,597
Triple-B	23,133
Double-B	9,482
Single-B	12,110
Triple-C	8,608
Double-C	4,358
Single-D	8,779
Unrated	387
TOTAL	$79,307

Amortized cost	$75,804
Unrealized losses	(2,020)
Fair value	75,761

OTTI:
Credit-related OTTI charge taken year-to-date	$22
Non-credit-related OTTI charge taken year-to-date	(22)
TOTAL	$—

Weighted average percentage of fair value to UPB	95.5%
Original weighted average credit support[1]	5.3
Weighted average credit support[1]	13.2
Weighted average collateral delinquency[2]	9.2

[1]
Credit support is defined as the percentage of subordinate tranches and over-collateralization, if any, in a security structure that will absorb losses before the holders of the security will incur losses.

[2]	Collateral delinquency is based on the sum of loans greater than 60 days delinquent plus loans in foreclosure plus loans in bankruptcy plus REO.

Deposits: Total deposits increased $161.6 million from December 31, 2017 to March 31, 2018. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the bonds' characteristics in order to match the assets' index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR or Treasury bills to fund short-term advances and money market investments or as a liquidity risk management tool.

Discount notes are primarily used to fund: (1) shorter-term advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets. At March 31, 2018, short-term advances (advances maturing within one year), including line of credit advances, represented 66.5 percent of discount notes outstanding. We also use discount notes to fund overnight investments (Federal funds sold and reverse repurchase agreements) to maintain liquidity sufficient to meet the advance needs of members. Overnight investments represented 33.1 percent of discount notes outstanding as of March 31, 2018.

Total consolidated obligations increased $4.9 billion, or 10.9 percent, from December 31, 2017 to March 31, 2018. The distribution between consolidated obligation bonds and discount notes remained unchanged at 54.6 percent and 45.4 percent at December 31, 2017 and March 31, 2018, respectively. The $2.7 billion increase in consolidated obligation bonds was due primarily to the issuance of a floating rate bond indexed to the Treasury bill rate issued in part to reduce LIBOR basis risk. Discount notes of a shorter tenor were used to fund the increase in short-term investments and trading securities. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

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

During the three months ended March 31, 2018, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $6.6 billion and $261.0 billion, respectively, compared to $2.9 billion and $229.0 billion for the same period in 2017. The large increase in the issuance of discount notes between periods reflects the cumulative effect of using a higher allocation of overnight discount notes during the three months ended March 31, 2018 compared to the same period in the prior year. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During the last half of 2017, we began increasing the allocation of longer-term floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets and to increase liquidity in response to political uncertainty. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At March 31, 2018, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, increased between periods, from $6.0 billion as of December 31, 2017 to $10.1 billion as of March 31, 2018. This increase was due to the availability of counterparties in the Federal funds market for investment of the advance paydowns we typically receive at the end of a quarter and an increase in targeted leverage. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures and GSE and Agency MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures was $1.2 billion and $1.3 billion as of March 31, 2018 and December 31, 2017, respectively. The par value of these MBS was $917.9 million and $921.7 million as of March 31, 2018 and December 31, 2017, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the three months ended March 31, 2018, advance disbursements totaled $103.1 billion compared to $118.1 billion for the same period in 2017. During the three months ended March 31, 2018, investment purchases (excluding overnight investments) totaled $1.8 billion compared to $1.0 billion for the same period in 2017. During the three months ended March 31, 2018, payments on consolidated obligation bonds and discount notes were $3.8 billion and $258.8 billion, respectively, compared to $2.0 billion and $228.3 billion for the same period in 2017, which includes bonds that were called during the period. The large increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of overnight discount notes during the first quarter of 2018 compared to the same period in 2017.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $8.8 billion as of March 31, 2018. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements during the first quarter of 2018. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements.

In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment balances. The weighted average remaining days to maturity of discount notes outstanding decreased to 31 days as of March 31, 2018 from 35 days at December 31, 2017. The weighted average remaining maturity of our short-term liquid investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper, reverse repurchase agreements, and certain interest-bearing deposits) and non-earning cash left in our Federal Reserve Bank account was 9 days and 8 days as of March 31, 2018 and December 31, 2017. The mismatch of discount notes and our money market investment portfolio decreased from 27 days on December 31, 2017 to 22 days on March 31, 2018 as a result of the slight increase in the weighted average remaining days to maturity of our short-term liquid investment portfolio and the decrease in the weighted average remaining days to maturity of discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding decreased 2.5 percent from December 31, 2017 to March 31, 2018, primarily due to a decrease in excess stock (see Table 31).

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

Table 31 provides a summary of member capital requirements under our current capital plan as of March 31, 2018 and December 31, 2017 (in thousands):

Table 31

Requirement	03/31/2018	12/31/2017
Asset-based (Class A Common Stock only)	$155,257	$156,662
Activity-based (additional Class B Common Stock)[1]	1,126,377	1,084,706
Total Required Stock[2]	1,281,634	1,241,368
Excess Stock (Class A and B Common Stock)	322,131	403,983
Total Stock[2]	$1,603,765	$1,645,351

Activity-based Requirements:
Advances[3]	$1,214,813	$1,180,392
AMA assets (mortgage loans)[4]	908	952
Total Activity-based Requirement	1,215,721	1,181,344
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	65,913	60,024
Total Required Stock[2]	$1,281,634	$1,241,368

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of March 31, 2018 and December 31, 2017.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for dividends paid for all of 2017 and for the first quarter of 2018. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 32 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 32

Applicable Rate per Annum	03/31/2018	12/31/2017	09/30/2017	06/30/2017	03/31/2017
Class A Common Stock	1.50%	1.25%	1.25%	1.00%	1.00%
Class B Common Stock	6.75	6.50	6.50	6.50	6.50
Weighted Average[1]	6.01	5.78	5.81	5.74	5.73
Dividend Parity Threshold:
Average effective overnight Federal funds rate	1.45%	1.20%	1.16%	0.95%	0.70%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.45%	0.20%	0.16%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 1.50 percent on Class A Common Stock and to 6.75 percent on Class B Common Stock in the first quarter of 2018 to provide a higher percentage payout of quarterly earnings to our members. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. MBS represent the majority of our long-term investments. We hold MBS issued by Ginnie Mae and GSEs, and private-label MBS rated triple-A at the time of purchase. Most of our MBS portfolio is securitized by Fannie Mae or Freddie Mac. Most of our private-label MBS have been downgraded below triple-A subsequent to purchase (see Table 30), but the downgraded securities have been and are currently paying according to contractual agreements with the exception of eight securities that have experienced immaterial cash flow shortfalls through March 31, 2018. Other long-term investments include unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We recently entered into updated bilateral security agreements with our non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized regardless of credit rating, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of March 31, 2018.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2018.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there are defaults, minus the value of any related collateral posted to satisfy the initial margin (if required). Our derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a clearing agent and to protect the clearing agent against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. Although the initial margin requirement should decrease over time as the duration and market volatility decrease, it remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.

Tables 33 and 34 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service (Moody's) or Standard and Poor's (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 33

03/31/2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$3,774,401	$63,875	$63,599	$276
Cleared derivatives[1]	900,115	182	(11,158)	11,340
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	1,212,000	(21,704)	(24,415)	2,711
Cleared derivatives[1]	4,777,740	(1,308)	(24,816)	23,508
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$10,664,256	$41,045	$3,210	$37,835

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated A+ by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A- by S&P as of March 31, 2018. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of March 31, 2018.

[2]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 34

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

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated A+ by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A- by S&P as of December 31, 2017. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2017.

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

Table 35 presents the fair value of cross-border outstandings to countries in which we do business as of March 31, 2018 (dollar amounts in thousands):

Table 35

	Sweden		Canada		France		Other[1]		Total[1]
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$1,350,000	2.5%	$520,000	1.0%	$900,000	1.7%	$1,350,000	2.5%	$4,120,000	7.7%

Trading securities[3]	849,911	1.6	449,954	0.9	—	—	—	—	1,299,865	2.5

Derivative assets:
Net exposure at fair value	—		2,826		(1,506)		(16,257)		(14,937)
Cash collateral held	—		—		1,552		18,858		20,410
Net exposure after cash collateral	—	—	2,826	—	46	—	2,601	—	5,473	—

TOTAL	$2,199,911	4.1%	$972,780	1.9%	$900,046	1.7%	$1,352,601	2.5%	$5,425,338	10.2%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2018 were $1.4 billion (Norway, Netherlands, and Germany).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and FHFA liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2018.

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

We generally maintained stable access to the capital markets for the quarter ended March 31, 2018. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
Finance Agency Proposed Amendments to AHP Regulations. On March 14, 2018, the FHFA published a proposed rule to amend the operating requirements of the FHLBanks’ AHP. The proposal is open for public comment through June 12, 2018. If adopted as proposed, among other updates, the AHP rule would:

•	Require us to create our own scoring criteria that are designed to satisfy new regulatory outcome requirements, replacing the existing regulatory scoring guidelines;

•	Permit us to voluntarily increase our AHP homeownership set-aside funding program to 40 percent of annual available funds (up from the current rule’s 35 percent annual limit);

•	Increase the per-household set-aside grant amount to $22 thousand with an annual housing price inflation adjustment (up from the current fixed limit of $15 thousand);

•	Remove the retention agreement requirement for owner-occupied units;

•	Further align AHP monitoring with certain federal government funding programs;

•	Increase threshold requirements for certain project types, such as projects dedicated to homeless or special needs populations; and

•	Authorize us, if using market research empirical data, to create special targeted grant programs that would be a sub-set of the regular AHP competitive funding program.

The rule, as proposed, would represent a substantial overhaul of the existing regulation on the FHLBanks’ AHP and fundamentally change the structure and methodology for awarding grants to affordable housing projects. The proposed rule would also increase the AHP’s complexity and administrative burden.

The rule, as proposed, would require changes in the areas of operations, communications, and information systems of the FHLBanks. It would also require increased Board and Affordable Housing Advisory Council action and increased communications and education with members and sponsors. We do not believe that the rule, if adopted substantially as proposed, would be material to our financial condition or results of operation, since, among other things, it would not increase the annual AHP funding requirement. However, we expect there to be increased costs related to implementing the rule requirements and making related adjustments to systems. In addition, if the rule is adopted as proposed, we expect a possible change to the types of projects that may be funded on a go-forward basis in our district, with a commensurate impact on AHP sponsors and their respective communities.

Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration and FHFA Proposed Rule on Margin and Capital Requirements for Covered Swap Entities. On February 21, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a proposed amendment to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. It also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

Comments on the proposed rule were due by April 23, 2018. We continue to evaluate the proposed rule, but do not expect this rule, if adopted substantially as proposed, to materially affect our financial condition or results of operations.

Finance Agency Advisory Bulletin on Scenario Determination for Market Risk Models Used for Risk-Based Capital. On February 7, 2018, FHFA issued Advisory Bulletin 2018-01, which supersedes previous guidance on value-at-risk modeling and the calculation of market risk capital requirements, effective as of November 1, 2018. This Advisory Bulletin provides guidance to FHLBanks regarding the determination of market risk scenarios that are incorporated into each FHLBank’s internal market risk models. The guidance states that the continued use of proportional or haircut shocks to an FHLBank’s internal risk models will no longer be deemed satisfactory to FHFA. Instead, FHFA will consider interest rate and market price scenarios that an FHLBank incorporates into its internal market risk model to be satisfactory if they meet the following criteria: (1) the scenarios are based on historical absolute interest rate changes, as applied to current interest rates; (2) the historical shocks represent changes in interest rates and market conditions observed over 120 business-day periods, and the methodology to apply those shocks to current interest rates incorporates the constraints described in this Advisory Bulletin; (3) the scenarios encompass shocks to interest rate volatility that reflect the historical relationship between interest rates and volatility; and (4) for assets backed by residential mortgage loans, the scenarios include shocks to option-adjusted spreads.

We do not expect this Advisory Bulletin to materially affect our financial condition or results of operations.

FHFA Advisory Bulletin on Use of Models and Methodologies for Internal Assessments of Mortgage Asset Credit Risk. On April 25, 2018, FHFA issued Advisory Bulletin 2018-02, which supplements previous general guidance on model risk management, effective as of January 1, 2019. This Advisory Bulletin provides guidance regarding use of models and methodologies for assessing credit risk associated with mortgage assets, including AMA mortgage pools, MBS, and collateralized mortgage obligations (CMOs). The guidance establishes criteria for selecting a mortgage asset credit risk model that is sufficiently robust to produce meaningful loss estimates. It is expected that the model will be capable of producing loan-level estimates of potential credit loss and be able to accept a macroeconomic stress scenario as an input. With respect to AMA mortgage pools, an FHLBank should use an appropriate model and methodology for estimating the amount of credit enhancement for an asset or pool. With respect to investments in MBS and CMOs, the guidance provides criteria an FHLBank should consider when selecting and using a mortgage asset credit risk model and stress test for purposes of documenting and determining that the related credit risk is consistent with those assets being deemed of “investment quality,” as required by FHFA’s regulations.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of March 31, 2018. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 36 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 36

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2018	3.4	0.5	2.2
12/31/2017	2.4	-1.5	2.9
09/30/2017	2.8	-1.0	2.7
06/30/2017	2.3	-0.4	2.3
03/31/2017	2.2	-1.0	2.3

The DOE as of March 31, 2018 decreased (became positive and closer to zero) in the base and down 200 basis point shock scenarios and increased in the up 200 basis point shock scenario from December 31, 2017. The primary factors contributing to these changes in duration during the period were: (1) the increase in long-term interest rates and the relative level of mortgage rates during the period; (2) the slight increase in the fixed rate mortgage loan portfolio during the period along with a decrease in the weighting of the portfolio as a percent of total assets; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods and the continued issuance of discount notes to fund the growth in advances.

The increase in long-term interest rates during the first quarter of 2018 generally indicates a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the slight increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio actually decreased as an overall percentage of assets as the balance sheet expanded, decreasing from 15.2 percent of total assets as of December 31, 2017 to 14.0 percent as of March 31, 2018. Even with this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a high duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively short lock-out periods (generally three months to one year). The issuance of higher rate callable bonds generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2017. In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the increase in interest rates during the period caused the mortgage loan portfolio duration to lengthen slightly more than the associated liabilities, leading to a more asset sensitive DOE profile in the base and up 200 basis point interest rate shock scenarios. Further, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address customer short-term advance growth and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios where the DOE decreased (became positive and closer to zero) in the base and down 200 basis point shock scenarios and increased in the up 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the variable rate GSE MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended March 31, 2018, we purchased $156.8 million of variable rate multi-family GSE MBS. However, we did not purchase additional interest rate caps during the first quarter of 2018 because the investments did not contain interest rate cap exposure. In addition, we purchased $80.3 million fixed rate multi-family GSE MBS during the current quarter. These fixed rate securities were effectively swapped to LIBOR and impacted DOE only slightly since they are reflected as variable rate instruments and are further described in Item 2 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gains (Losses) on Trading Securities."

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.3 months for March 31, 2018 and -1.0 months for December 31, 2017. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the first quarter of 2018. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 37 presents MVE as a percent of TRCS. As of March 31, 2018, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low, the general value impact of the refinancing activities of the associated unswapped callable consolidated obligation bonds and the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The higher level of excess stock as of December 31, 2017 (see Table 31 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the increase in MVE from December 31, 2017 to March 31, 2018. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 37

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2018	164	171	170
12/31/2017	166	168	167
09/30/2017	170	174	175
06/30/2017	169	172	173
03/31/2017	174	176	176

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

Tables 38 and 39 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 38

03/31/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,867,708	$841
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	847,150	20,948
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	138,475	(480)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	398,500	(68)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	850,230	20,027
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,562,369	56,474
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,304,200	1,527
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	133,764	257
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,120,000	9,967
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	765,000	(7,208)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,174)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	460,000	(6,577)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,380,000	(20,371)
TOTAL				$13,842,396	$74,163

Table 39

12/31/2017
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,972,139	$1,639
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	853,150	8,679
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	169,500	(730)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	398,500	(5,674)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	850,799	(1,578)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,484,295	19,139
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,344,200	1,011
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	77,585	30
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	985,000	12,652
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	280,000	(2,179)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	45,000	(169)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	430,000	(2,843)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,280,000	(11,177)
TOTAL				$13,170,168	$18,800

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 15, 2018, and such risk factors are incorporated by reference herein.

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

3.2	Exhibit 3.2 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 5, 2018, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.1 to the Current Report on Form 8-K, filed January 31, 2018, Federal Home Loan Bank of Topeka Office Complex Fifth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.
10.3*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.3.

10.4*	Exhibit 10.2 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka Non-NEO Executive Incentive Compensation Plan, is incorporated by reference as Exhibit 10.4.
10.5**
Exhibit 10.3 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated by reference as Exhibit 10.5.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or a compensatory plan or arrangement.

**	FHLBank received confidential treatment of the redacted portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

May 10, 2018	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

May 10, 2018	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer