Form 10-Q
period 2018-09-30
Federal Home Loan Bank of Topeka
filed 2018-11-07
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                    Accelerated filer ☐
Non-accelerated filer ☒                    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
November 5, 2018
Class A Stock, par value $100 per share	2,974,967
Class B Stock, par value $100 per share	11,976,985

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

•
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement protections; and

•
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of the FHLBank of Chicago.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2018	12/31/2017
ASSETS
Cash and due from banks	$20,500	$268,050
Interest-bearing deposits	408,890	442,682
Securities purchased under agreements to resell (Note 10)	3,985,022	3,161,446
Federal funds sold	1,440,000	1,175,000

Investment securities:
Trading securities (Note 3)	2,211,321	2,869,415
Available-for-sale securities (Note 3)	1,694,039	1,493,231
Held-to-maturity securities[1] (Note 3)	4,700,737	4,856,825
Total investment securities	8,606,097	9,219,471

Advances (Notes 4, 6)	28,471,709	26,295,849

Mortgage loans held for portfolio, net:
Mortgage loans held for portfolio (Notes 5, 6)	8,114,876	7,287,605
Less allowance for credit losses on mortgage loans (Note 6)	(656)	(1,208)
Mortgage loans held for portfolio, net	8,114,220	7,286,397

Accrued interest receivable	101,334	85,547
Premises, software and equipment, net	47,637	47,670
Derivative assets, net (Notes 7, 10)	39,282	37,030
Other assets	62,659	57,463

TOTAL ASSETS	$51,297,350	$48,076,605

LIABILITIES
Deposits (Note 8)	$446,282	$461,769

Consolidated obligations, net:
Discount notes (Note 9)	22,417,330	20,420,651
Bonds (Note 9)	25,836,920	24,514,468
Total consolidated obligations, net	48,254,250	44,935,119

Mandatorily redeemable capital stock (Note 11)	4,536	5,312
Accrued interest payable	91,102	56,116
Affordable Housing Program payable	43,789	43,005
Derivative liabilities, net (Notes 7, 10)	1,553	2,417
Other liabilities	65,945	66,764

TOTAL LIABILITIES	48,907,457	45,570,502

Commitments and contingencies (Note 14)

1    Fair value: $4,696,704 and $4,856,996 as of September 30, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these financial statements.

5

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2018	12/31/2017
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,828 and 2,351 shares issued and outstanding) (Note 11)	$182,824	$235,134
Class B ($100 par value; 12,811 and 14,049 shares issued and outstanding) (Note 11)	1,281,099	1,404,905
Total capital stock	1,463,923	1,640,039

Retained earnings:
Unrestricted	705,235	676,993
Restricted	188,781	163,413
Total retained earnings	894,016	840,406

Accumulated other comprehensive income (loss) (Note 12)	31,954	25,658

TOTAL CAPITAL	2,389,893	2,506,103

TOTAL LIABILITIES AND CAPITAL	$51,297,350	$48,076,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
INTEREST INCOME:
Interest-bearing deposits	$3,931	$1,285	$9,402	$2,928
Securities purchased under agreements to resell	20,618	6,735	46,610	15,902
Federal funds sold	7,896	8,396	29,539	20,071
Trading securities	16,764	15,317	54,243	45,412
Available-for-sale securities	12,563	6,865	32,670	16,489
Held-to-maturity securities	30,602	20,684	85,538	53,082
Advances	158,790	113,673	460,497	281,806
Prepayment fees on terminated advances, net	153	161	254	1,331
Mortgage loans held for portfolio	65,424	54,548	186,709	157,074
Other	381	344	1,165	928
Total interest income	317,122	228,008	906,627	595,023

INTEREST EXPENSE:
Deposits	2,289	988	6,113	2,366
Consolidated obligations:
Discount notes	108,137	69,556	314,109	162,539
Bonds	138,668	88,306	382,442	228,788
Mandatorily redeemable capital stock (Note 11)	58	69	175	135
Other	311	162	766	319
Total interest expense	249,463	159,081	703,605	394,147

NET INTEREST INCOME	67,659	68,927	203,022	200,876
(Reversal) provision for credit losses on mortgage loans (Note 6)	(391)	(171)	(345)	(196)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	68,050	69,098	203,367	201,072

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities	—	(84)	(1)	(94)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	—	(256)	(25)	(370)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 3)	—	(340)	(26)	(464)
Net gains (losses) on trading securities (Note 3)	(11,514)	3,319	(50,495)	16,400
Net gains (losses) on sale of held-to-maturity securities (Note 3)	1,529	—	1,591	—
Net gains (losses) on derivatives and hedging activities (Note 7)	6,032	(322)	29,661	(9,681)
Standby bond purchase agreement commitment fees	642	1,165	2,242	3,506
Letters of credit fees	1,086	979	3,300	2,889
Other	725	660	2,702	1,844
Total other income (loss)	(1,500)	5,461	(11,025)	14,494

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
OTHER EXPENSES:
Compensation and benefits	$12,682	$11,828	$29,009	$28,790
Other operating	4,763	4,612	13,419	12,477
Federal Housing Finance Agency	690	697	2,144	2,145
Office of Finance	812	717	2,313	2,179
Other	1,481	1,681	4,501	4,573
Total other expenses	20,428	19,535	51,386	50,164

INCOME BEFORE ASSESSMENTS	46,122	55,024	140,956	165,402

Affordable Housing Program	4,618	5,510	14,113	16,554

NET INCOME	$41,504	$49,514	$126,843	$148,848

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Net income	$41,504	$49,514	$126,843	$148,848

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	3,694	1,452	2,116	13,319
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	3,655	577	4,163	1,397
Defined benefit pension plan	5	58	17	173
Total other comprehensive income (loss)	7,354	2,087	6,296	14,889

TOTAL COMPREHENSIVE INCOME	$48,858	$51,601	$133,139	$163,737

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							119,078	29,770	148,848	14,889	163,737
Proceeds from issuance of capital stock	9	852	13,268	1,326,782	13,277	1,327,634					1,327,634
Repurchase/redemption of capital stock	(5,270)	(527,051)	(15)	(1,453)	(5,285)	(528,504)					(528,504)
Net reclassification of shares to mandatorily redeemable capital stock	(161)	(16,075)	(6,104)	(610,433)	(6,265)	(626,508)					(626,508)
Net transfer of shares between Class A and Class B	5,531	553,127	(5,531)	(553,127)	—	—					—
Dividends on capital stock (Class A - 1.1%, Class B - 6.5%):
Cash payment							(199)		(199)		(199)
Stock issued			677	67,704	677	67,704	(67,704)		(67,704)		—
Balance at September 30, 2017	1,730	$172,996	12,940	$1,294,005	14,670	$1,467,001	$662,401	$153,740	$816,141	$15,466	$2,298,608

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							101,475	25,368	126,843	6,296	133,139
Proceeds from issuance of capital stock	11	1,154	12,939	1,293,853	12,950	1,295,007					1,295,007
Repurchase/redemption of capital stock	(6,457)	(645,743)	(48)	(4,732)	(6,505)	(650,475)					(650,475)
Net reclassification of shares to mandatorily redeemable capital stock	(1,950)	(195,026)	(6,985)	(698,519)	(8,935)	(893,545)					(893,545)
Net transfer of shares between Class A and Class B	7,873	787,305	(7,873)	(787,305)	—	—					—
Dividends on capital stock (Class A - 1.7%, Class B - 6.9%):
Cash payment							(336)		(336)		(336)
Stock issued			729	72,897	729	72,897	(72,897)		(72,897)		—
Balance at September 30, 2018	1,828	$182,824	12,811	$1,281,099	14,639	$1,463,923	$705,235	$188,781	$894,016	$31,954	$2,389,893

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2018	09/30/2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,843	$148,848
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(7,736)	6,187
Concessions on consolidated obligations	4,050	4,194
Premiums and discounts on investments, net	2,676	3,087
Premiums, discounts and commitment fees on advances, net	(3,758)	(4,389)
Premiums, discounts and deferred loan costs on mortgage loans, net	13,786	17,082
Fair value adjustments on hedged assets or liabilities	1,249	3,664
Premises, software and equipment	2,226	1,732
Other	17	173
(Reversal) provision for credit losses on mortgage loans	(345)	(196)
Non-cash interest on mandatorily redeemable capital stock	173	133
Net realized (gains) losses on sale of held-to-maturity securities	(1,591)	—
Net other-than-temporary impairment losses on held-to-maturity securities	26	464
Net realized (gains) losses on sale of premises and equipment	(880)	71
Other adjustments	(238)	166
Net (gains) losses on trading securities	50,495	(16,400)
(Gains) losses due to change in net fair value adjustment on derivative and hedging activities	36,107	12,766
(Increase) decrease in accrued interest receivable	(15,814)	(11,503)
Change in net accrued interest included in derivative assets	(7,822)	(3,627)
(Increase) decrease in other assets	(854)	(3,107)
Increase (decrease) in accrued interest payable	35,166	11,811
Change in net accrued interest included in derivative liabilities	(456)	(2,497)
Increase (decrease) in Affordable Housing Program liability	784	9,291
Increase (decrease) in other liabilities	(3,691)	(2,178)
Total adjustments	103,570	26,924
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	230,413	175,772

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2018	09/30/2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$28,298	$110,278
Net (increase) decrease in securities purchased under resale agreements	(823,576)	(195,589)
Net (increase) decrease in Federal funds sold	(265,000)	1,033,000
Net (increase) decrease in short-term trading securities	500,000	(675,000)
Proceeds from maturities of and principal repayments on long-term trading securities	355,566	220,806
Purchases of long-term trading securities	(247,969)	—
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	16,165	4,103
Purchases of long-term available-for-sale securities	(281,489)	(361,295)
Proceeds from sale of held-to-maturity securities	87,827	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	699,016	824,497
Purchases of long-term held-to-maturity securities	(625,170)	(1,092,421)
Advances repaid	300,011,912	387,903,973
Advances originated	(302,270,146)	(392,261,039)
Principal collected on mortgage loans	706,748	714,847
Purchases of mortgage loans	(1,553,027)	(1,147,274)
Proceeds from sale of foreclosed assets	3,728	1,888
Purchases of other long-term assets	(6,000)	(16,500)
Other investing activities	2,136	1,887
Net (increase) decrease in loans to other FHLBanks	—	600,000
Proceeds from sale of premises, software and equipment	2,416	48
Purchases of premises, software and equipment	(8,002)	(20,655)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,666,567)	(4,354,446)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2018	09/30/2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$91,182	$(42,291)
Net proceeds from issuance of consolidated obligations:
Discount notes	765,464,193	701,800,511
Bonds	8,790,535	14,266,201
Payments for maturing and retired consolidated obligations:
Discount notes	(763,468,454)	(702,310,944)
Bonds	(7,440,940)	(9,909,180)
Net increase (decrease) in other borrowings	6,000	16,500
Proceeds from financing derivatives	—	1,921
Net interest payments received (paid) for financing derivatives	(3,614)	(18,554)
Proceeds from issuance of capital stock	1,295,007	1,327,634
Payments for repurchase/redemption of capital stock	(650,475)	(528,504)
Payments for repurchase of mandatorily redeemable capital stock	(894,494)	(623,872)
Cash dividends paid	(336)	(199)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,188,604	3,979,223
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(247,550)	(199,451)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,050	207,254
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,500	$7,803

Supplemental disclosures:
Interest paid	$672,944	$372,036
Affordable Housing Program payments	$13,468	$7,749
Net transfers of mortgage loans to other assets	$2,817	$1,808

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2018

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Accounting Standards Update (ASU) 2018-16). In October 2018, the Financial Accounting Standards Board (FASB) issued an amendment that permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury rate, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments should be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The amendment will be effective concurrently with ASU 2017-12 for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank, and early adoption is permitted in any interim period or fiscal year prior to the effective date. The FHLBank does not plan on early adoption. The guidance is not expected to materially affect the FHLBank's application of hedge accounting or utilization of hedging strategies.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow existing guidance relating to internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this ASU also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU will be effective for annual periods, and interim periods within those annual periods beginning after December 31, 2019, which is January 1, 2020 for the FHLBank. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). In August 2018, the FASB issued an amendment modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. The amendments in the ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for annual periods ending after December 15, 2020, which is December 31, 2020 for the FHLBank. Early adoption is permitted. The adoption of this guidance will impact the disclosures related to defined benefit plans but will not impact the FHLBank’s financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). In August 2018, the FASB issued an amendment that modifies the disclosure requirements for fair value measurements. This ASU removes the requirement to disclose: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (OCI) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU will be effective for annual periods, and interim periods within those annual periods beginning after December 31, 2019, which is January 1, 2020 for the FHLBank. Early adoption is permitted. The adoption of this guidance will impact the disclosures related to fair value measurement but will not impact the FHLBank’s financial condition, results of operations or cash flows.

Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12). In August 2017, the FASB issued an amendment to simplify the application of hedge accounting guidance in current GAAP and to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness must be recorded in OCI. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

The amendment will be effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank, and early adoption is permitted in any interim period or fiscal year prior to the effective date. The FHLBank does not plan on early adoption. The guidance is not expected to affect the FHLBank's application of hedge accounting for existing hedge strategies, with the exception of enhancing the ability to apply short-cut hedge accounting by allowing the designation of a fallback long-haul method. The guidance may also provide opportunities to enhance risk management through new hedge strategies. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows beyond a prospective change in income statement presentation for fair value hedge relationships and new required disclosures.

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

The guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The FHLBank does not plan on early adoption. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment (OTTI) charge had been recognized before the effective date; however, the FHLBank currently does not have any OTTI debt securities. The FHLBank has formed an internal working group that has begun its implementation efforts by identifying key interpretive issues and potential impacts to processes and systems that will eventually determine the magnitude of the impact on the FHLBank's financial condition, results of operations and cash flows.

Leases (ASU 2016-02). In February 2016, FASB issued amendments to lease accounting guidance. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, which is January 1, 2019 for the FHLBank. In July 2018, the FASB issued amended guidance to add a method of adoption whereby an entity may elect to recognize a cumulative-effect adjustment to the beginning balance of retained earnings upon adoption. The FHLBank plans to utilize this transition method. The FHLBank has a limited number of lease agreements and has concluded that the impact of the guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of September 30, 2018 and December 31, 2017 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2018	12/31/2017
Non-mortgage-backed securities:
Certificates of deposit	$85,003	$584,984
U.S. Treasury obligations	248,313	—
GSE obligations[1]	993,030	1,353,083
Non-mortgage-backed securities	1,326,346	1,938,067
Mortgage-backed securities:
U.S. obligation MBS[2]	494	580
GSE MBS[3]	884,481	930,768
Mortgage-backed securities	884,975	931,348
TOTAL	$2,211,321	$2,869,415

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Net gains (losses) on trading securities during the three and nine months ended September 30, 2018 and 2017 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Net gains (losses) on trading securities held as of September 30, 2018	$(11,201)	$3,984	$(50,211)	$21,611
Net gains (losses) on trading securities sold or matured prior to September 30, 2018	(313)	(665)	(284)	(5,211)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(11,514)	$3,319	$(50,495)	$16,400

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2018 are summarized in Table 3.3 (in thousands):

Table 3.3

	09/30/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,660,717	$35,170	$(1,848)	$1,694,039
TOTAL	$1,660,717	$35,170	$(1,848)	$1,694,039

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2017 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,462,025	$31,638	$(432)	$1,493,231
TOTAL	$1,462,025	$31,638	$(432)	$1,493,231

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of September 30, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$276,780	$(1,783)	$42,042	$(65)	$318,822	$(1,848)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$276,780	$(1,783)	$42,042	$(65)	$318,822	$(1,848)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2018 are summarized in Table 3.7 (in thousands):

Table 3.7

	09/30/2018
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$89,120	$—	$89,120	$1	$(3,593)	$85,528
Non-mortgage-backed securities	89,120	—	89,120	1	(3,593)	85,528
Mortgage-backed securities:
U.S. obligation MBS[1]	113,789	—	113,789	505	(65)	114,229
GSE MBS[2]	4,497,828	—	4,497,828	15,536	(16,417)	4,496,947
Mortgage-backed securities	4,611,617	—	4,611,617	16,041	(16,482)	4,611,176
TOTAL	$4,700,737	$—	$4,700,737	$16,042	$(20,075)	$4,696,704

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2017 are summarized in Table 3.8 (in thousands):

Table 3.8

	12/31/2017
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$89,830	$—	$89,830	$74	$(4,896)	$85,008
Non-mortgage-backed securities	89,830	—	89,830	74	(4,896)	85,008
Mortgage-backed securities:
U.S obligation MBS[1]	127,588	—	127,588	435	(88)	127,935
GSE MBS[2]	4,561,839	—	4,561,839	15,548	(14,740)	4,562,647
Private-label residential MBS	81,731	(4,163)	77,568	5,456	(1,618)	81,406
Mortgage-backed securities	4,771,158	(4,163)	4,766,995	21,439	(16,446)	4,771,988
TOTAL	$4,860,988	$(4,163)	$4,856,825	$21,513	$(21,342)	$4,856,996

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.9 summarizes the held-to-maturity securities with unrealized losses as of September 30, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.9

	09/30/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$26,408	$(3,593)	$26,408	$(3,593)
Non-mortgage-backed securities	—	—	26,408	(3,593)	26,408	(3,593)
Mortgage-backed securities:
U.S. obligation MBS[1]	—	—	32,156	(65)	32,156	(65)
GSE MBS[2]	1,328,685	(2,272)	1,383,638	(14,145)	2,712,323	(16,417)
Mortgage-backed securities	1,328,685	(2,272)	1,415,794	(14,210)	2,744,479	(16,482)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,328,685	$(2,272)	$1,442,202	$(17,803)	$2,770,887	$(20,075)

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

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

[1]
Total unrealized losses in Table 3.10 will not agree to total gross unrecognized losses in Table 3.8. Total unrealized losses in Table 3.10 include non-credit-related OTTI recognized in accumulated OCI (AOCI) and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2018 and December 31, 2017 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	09/30/2018			12/31/2017
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	89,120	89,120	85,528	89,830	89,830	85,008
Non-mortgage-backed securities	89,120	89,120	85,528	89,830	89,830	85,008
Mortgage-backed securities	4,611,617	4,611,617	4,611,176	4,771,158	4,766,995	4,771,988
TOTAL	$4,700,737	$4,700,737	$4,696,704	$4,860,988	$4,856,825	$4,856,996

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the three and nine months ended September 30, 2018 and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 3.12 presents details of the sales (in thousands). No held-to-maturity securities were sold during the three and nine months ended September 30, 2017.

Table 3.12

	Three Months Ended	Nine Months Ended
	09/30/2018	09/30/2018
Proceeds from sale of held-to-maturity securities	$67,566	$87,827
Carrying value of held-to-maturity securities sold	(66,037)	(86,236)
NET REALIZED GAINS (LOSSES)	$1,529	$1,591

Other-than-temporary Impairment: Historically, the only investments recorded as other-than-temporarily impaired by the FHLBank were private-label residential MBS. The FHLBank's private-label residential MBS portfolio was sold in its entirety during the quarter ended September 30, 2018.

Table 3.13 presents a roll-forward of OTTI activity for the three and nine months ended September 30, 2018 and 2017 related to credit losses recognized in earnings (in thousands):

Table 3.13

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Balance, beginning of period	$7,502	$7,420	$7,663	$7,502
Additional charge on securities for which OTTI was not previously recognized	—	57	—	63
Additional charge on securities for which OTTI was previously recognized[1]	—	283	26	401
Securities matured or sold during the period	(7,308)	—	(7,308)	—
Amortization of credit component of OTTI	(194)	(38)	(381)	(244)
Balance, end of period	$—	$7,722	$—	$7,722

[1]
For the three months ended September 30, 2018 and 2017, securities previously impaired represent all securities that were impaired prior to July 1, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, securities previously impaired represent all securities that were impaired prior to January 1, 2018 and 2017, respectively.

As of September 30, 2018, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For held-to-maturity state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2018 and December 31, 2017, the FHLBank had advances outstanding at interest rates ranging from 0.88 percent to 7.41 percent and 0.66 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Table 4.1

	09/30/2018		12/31/2017
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,487,855	2.30%	$14,374,744	1.55%
Due after one year through two years	5,205,068	2.26	1,219,842	1.73
Due after two years through three years	1,603,064	2.36	1,075,287	2.01
Due after three years through four years	2,145,575	2.40	971,634	2.16
Due after four years through five years	1,447,631	2.41	918,277	1.96
Thereafter	2,694,264	2.47	7,765,440	1.74
Total par value	28,583,457	2.33%	26,325,224	1.67%
Discounts	(4,353)		(8,111)
Hedging adjustments	(107,395)		(21,264)
TOTAL	$28,471,709		$26,295,849

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

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of September 30, 2018 and December 31, 2017 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	09/30/2018	12/31/2017	09/30/2018	12/31/2017
Due in one year or less	$23,290,093	$21,375,728	$15,673,755	$14,450,744
Due after one year through two years	1,103,585	881,835	5,407,168	1,342,342
Due after two years through three years	1,223,360	897,151	1,789,664	1,186,087
Due after three years through four years	594,381	790,641	2,396,575	1,083,984
Due after four years through five years	469,990	522,768	1,593,881	1,174,277
Thereafter	1,902,048	1,857,101	1,722,414	7,087,790
TOTAL PAR VALUE	$28,583,457	$26,325,224	$28,583,457	$26,325,224
Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of September 30, 2018 and December 31, 2017 (in thousands):

Table 4.3

	09/30/2018	12/31/2017
Fixed rate:
Due in one year or less	$2,112,548	$2,079,061
Due after one year	5,310,850	4,957,303
Total fixed rate	7,423,398	7,036,364
Variable rate:
Due in one year or less	13,375,307	12,295,683
Due after one year	7,784,752	6,993,177
Total variable rate	21,160,059	19,288,860
TOTAL PAR VALUE	$28,583,457	$26,325,224

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2018 and December 31, 2017 on mortgage loans held for portfolio (in thousands):

Table 5.1

	09/30/2018	12/31/2017
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,197,658	$1,273,893
Fixed rate, long-term, single-family mortgages	6,798,929	5,900,863
Total unpaid principal balance	7,996,587	7,174,756
Premiums	117,989	109,898
Discounts	(2,801)	(2,380)
Deferred loan costs, net	233	280
Other deferred fees	(51)	(60)
Hedging adjustments	2,919	5,111
Total before Allowance for Credit Losses on Mortgage Loans	8,114,876	7,287,605
Allowance for Credit Losses on Mortgage Loans	(656)	(1,208)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,114,220	$7,286,397

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of September 30, 2018 and December 31, 2017 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2018	12/31/2017
Conventional loans	$7,315,733	$6,477,696
Government-guaranteed or -insured loans	680,854	697,060
TOTAL UNPAID PRINCIPAL BALANCE	$7,996,587	$7,174,756

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

Roll-forward of Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Table 6.1

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Balance, beginning of the period	$1,029	$1,525	$1,208	$1,674
Net (charge-offs) recoveries	18	54	(207)	(70)
(Reversal) provision for credit losses	(391)	(171)	(345)	(196)
Balance, end of the period	$656	$1,408	$656	$1,408

Table 6.2 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2018 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.2

	09/30/2018
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$37	$—	$—	$—	$37
Collectively evaluated for impairment	619	—	—	—	619
TOTAL ALLOWANCE FOR CREDIT LOSSES	$656	$—	$—	$—	$656
Recorded investment:
Individually evaluated for impairment	$9,904	$—	$28,514,148	$12,718	$28,536,770
Collectively evaluated for impairment	7,450,722	693,567	—	—	8,144,289
TOTAL RECORDED INVESTMENT	$7,460,626	$693,567	$28,514,148	$12,718	$36,681,059

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2017 (in thousands):

Table 6.3

	09/30/2017
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$39	$—	$—	$—	$39
Collectively evaluated for impairment	1,369	—	—	—	1,369
TOTAL ALLOWANCE FOR CREDIT LOSSES	$1,408	$—	$—	$—	$1,408
Recorded investment:
Individually evaluated for impairment	$9,655	$—	$28,350,505	$15,487	$28,375,647
Collectively evaluated for impairment	6,388,094	692,447	—	—	7,080,541
TOTAL RECORDED INVESTMENT	$6,397,749	$692,447	$28,350,505	$15,487	$35,456,188

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Credit Quality Indicators: The FHLBank’s key credit quality indicators include the migration of: (1) past due loans; (2) non-accrual loans; (3) loans in process of foreclosure; and (4) impaired loans, all of which are used either on an individual or pool basis to determine the allowance for credit losses.

Table 6.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2018 (dollar amounts in thousands):

Table 6.4

	09/30/2018
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$34,199	$16,340	$—	$—	$50,539
Past due 60-89 days delinquent	7,950	5,183	—	—	13,133
Past due 90 days or more delinquent	9,958	5,820	—	—	15,778
Total past due	52,107	27,343	—	—	79,450
Total current loans	7,408,519	666,224	28,514,148	12,718	36,601,609
Total recorded investment	$7,460,626	$693,567	$28,514,148	$12,718	$36,681,059

Other delinquency statistics:
In process of foreclosure, included above[2]	$4,150	$2,396	$—	$—	$6,546
Serious delinquency rate[3]	0.1%	0.8%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$5,820	$—	$—	$5,820
Loans on non-accrual status[4]	$13,417	$—	$—	$—	$13,417

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,306,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

Individually Evaluated Impaired Loans: Table 6.6 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of September 30, 2018 and December 31, 2017 (in thousands):

Table 6.6

	09/30/2018			12/31/2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$9,774	$9,702	$—	$10,925	$10,875	$—
With an allowance	130	131	37	134	136	39
TOTAL	$9,904	$9,833	$37	$11,059	$11,011	$39

Table 6.7 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the three and nine months ended September 30, 2018 and 2017 (in thousands):

Table 6.7

	Three Months Ended				Nine Months Ended
	09/30/2018		09/30/2017		09/30/2018		09/30/2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$10,189	$55	$9,917	$53	$10,457	$165	$10,819	$181
With an allowance	130	—	137	(2)	132	—	61	(6)
TOTAL	$10,319	$55	$10,054	$51	$10,589	$165	$10,880	$175

The FHLBank had $2,407,000 and $2,539,000 classified as real estate owned (REO) recorded in other assets as of September 30, 2018 and December 31, 2017, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2018 and December 31, 2017 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	09/30/2018			12/31/2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$8,264,461	$133,456	$24,190	$7,219,084	$56,159	$19,971
Total derivatives designated as hedging relationships	8,264,461	133,456	24,190	7,219,084	56,159	19,971
Derivatives not designated as hedging instruments:
Interest rate swaps	2,476,973	35,818	26,204	3,529,299	3,243	21,672
Interest rate caps/floors	1,373,200	1,390	—	2,344,200	1,011	—
Mortgage delivery commitments	127,066	89	291	77,585	73	43
Total derivatives not designated as hedging instruments	3,977,239	37,297	26,495	5,951,084	4,327	21,715
TOTAL	$12,241,700	170,753	50,685	$13,170,168	60,486	41,686
Netting adjustments and cash collateral[1]		(131,471)	(49,132)		(23,456)	(39,269)
DERIVATIVE ASSETS AND LIABILITIES		$39,282	$1,553		$37,030	$2,417

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions cash collateral, including initial or certain variation margin, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $65,205,000 and $56,508,000 as of September 30, 2018 and December 31, 2017, respectively. Cash collateral received was $147,544,000 and $40,695,000 as of September 30, 2018 and December 31, 2017, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative, and gains and losses by hedged item for fair value hedges.

For the three and nine months ended September 30, 2018 and 2017, the FHLBank recorded net gains (losses) on derivatives and hedging activities as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Derivatives designated as hedging instruments:
Interest rate swaps	$(138)	$(49)	$(1,970)	$(3,243)
Total net gains (losses) related to fair value hedge ineffectiveness	(138)	(49)	(1,970)	(3,243)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	8,623	2,280	38,956	7,123
Interest rate caps/floors	(184)	(392)	378	(3,186)
Net interest settlements	(1,192)	(3,088)	(4,592)	(12,707)
Mortgage delivery commitments	(710)	913	(2,242)	2,326
Total net gains (losses) related to derivatives not designated as hedging instruments	6,537	(287)	32,500	(6,444)
Other[1]	(367)	14	(869)	6
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$6,032	$(322)	$29,661	$(9,681)

[1]	Amount represents price alignment amount on derivatives for which variation margin is characterized as a daily settled contract.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the three months ended September 30, 2018 and 2017, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.3 (in thousands):

Table 7.3

	Three Months Ended
	09/30/2018				09/30/2017
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$14,450	$(14,718)	$(268)	$3,363	$10,854	$(10,041)	$813	$(10,538)
Investments	15,622	(15,753)	(131)	510	(894)	87	(807)	(2,144)
Consolidated obligation bonds	(1,457)	1,718	261	(2,280)	(2,745)	2,690	(55)	3,308
TOTAL	$28,615	$(28,753)	$(138)	$1,593	$7,215	$(7,264)	$(49)	$(9,374)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

For the nine months ended September 30, 2018 and 2017, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 7.4 (in thousands):

Table 7.4

	Nine Months Ended
	09/30/2018				09/30/2017
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$80,576	$(82,848)	$(2,272)	$1,140	$23,985	$(24,007)	$(22)	$(40,965)
Investments	64,451	(64,036)	415	(752)	(6,508)	4,412	(2,096)	(7,058)
Consolidated obligation bonds	(22,628)	22,515	(113)	(2,700)	(4,623)	3,534	(1,089)	12,468
Consolidated obligation discount notes	—	—	—	—	16	(52)	(36)	(15)
TOTAL	$122,399	$(124,369)	$(1,970)	$(2,312)	$12,870	$(16,113)	$(3,243)	$(35,570)

[1]
The differentials between accruals of interest receivables and payables on derivatives designated as fair value hedges as well as the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the designated underlying hedged item.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $44,600,000 and $19,118,000 as of September 30, 2018 and December 31, 2017, respectively. The counterparty was the same for both periods.

For uncleared derivative transactions, the FHLBank has entered into bilateral security agreements with its non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Limited and CME Clearing. Effective January 16, 2018, LCH Limited made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral, consistent with the amendment CME Clearing made effective January 3, 2017. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2018 and December 31, 2017.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of September 30, 2018 and December 31, 2017 (in thousands):

Table 8.1

	09/30/2018	12/31/2017
Interest-bearing:
Demand	$261,256	$246,831
Overnight	140,200	161,900
Total interest-bearing	401,456	408,731
Non-interest-bearing:
Other	44,826	53,038
Total non-interest-bearing	44,826	53,038
TOTAL DEPOSITS	$446,282	$461,769

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Table 9.1

	09/30/2018		12/31/2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$10,276,800	1.96%	$11,098,440	1.40%
Due after one year through two years	6,591,850	2.08	6,001,000	1.46
Due after two years through three years	2,112,300	2.03	1,240,300	1.60
Due after three years through four years	1,021,150	2.15	1,249,050	1.66
Due after four years through five years	1,192,200	2.41	865,650	1.97
Thereafter	4,663,400	2.83	4,053,100	2.57
Total par value	25,857,700	2.18%	24,507,540	1.65%
Premiums	17,492		19,795
Discounts	(3,857)		(2,843)
Concession fees	(11,629)		(9,753)
Hedging adjustments	(22,786)		(271)
TOTAL	$25,836,920		$24,514,468

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2018 and December 31, 2017 includes callable bonds totaling $8,262,000,000 and $6,452,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2018 and December 31, 2017 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	09/30/2018	12/31/2017
Due in one year or less	$18,040,800	$17,243,440
Due after one year through two years	6,026,850	5,460,000
Due after two years through three years	677,300	830,300
Due after three years through four years	301,150	259,050
Due after four years through five years	272,200	280,650
Thereafter	539,400	434,100
TOTAL PAR VALUE	$25,857,700	$24,507,540

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2018 and December 31, 2017 (in thousands):

Table 9.3

	09/30/2018	12/31/2017
Fixed rate	$12,632,700	$10,597,540
Simple variable rate	12,235,000	12,900,000
Fixed to variable rate	515,000	535,000
Step	460,000	430,000
Range	15,000	45,000
TOTAL PAR VALUE	$25,857,700	$24,507,540

Consolidated Discount Notes: Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2018	$22,417,330	$22,445,506	2.04%

December 31, 2017	$20,420,651	$20,445,225	1.23%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2018 and December 31, 2017 (in thousands):

Table 10.1

09/30/2018
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$170,589	$(164,723)	$5,866	$(3,602)	$2,264
Cleared derivatives	164	33,252	33,416	—	33,416
Total derivative assets	170,753	(131,471)	39,282	(3,602)	35,680
Securities purchased under agreements to resell	3,985,022	—	3,985,022	(3,985,022)	—
TOTAL	$4,155,775	$(131,471)	$4,024,304	$(3,988,624)	$35,680

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2018 and December 31, 2017 (in thousands):

Table 10.3

09/30/2018
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$48,512	$(46,959)	$1,553	$(291)	$1,262
Cleared derivatives	2,173	(2,173)	—	—	—
Total derivative liabilities	50,685	(49,132)	1,553	(291)	1,262
TOTAL	$50,685	$(49,132)	$1,553	$(291)	$1,262

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

Table 11.1

	09/30/2018		12/31/2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$529,187	$2,177,822	$380,750	$2,248,599
Total regulatory capital-to-asset ratio	4.0%	4.6%	4.0%	5.2%
Total regulatory capital	$2,051,894	$2,362,475	$1,923,064	$2,485,757
Leverage capital ratio	5.0%	6.7%	5.0%	7.5%
Leverage capital	$2,564,867	$3,451,387	$2,403,830	$3,610,056

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2018 and 2017 (in thousands):

Table 11.2

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Balance, beginning of period	$4,578	$6,186	$5,312	$2,670
Capital stock subject to mandatory redemption reclassified from equity during the period	215,107	202,595	893,545	626,508
Redemption or repurchase of mandatorily redeemable capital stock during the period	(215,206)	(203,410)	(894,494)	(623,872)
Stock dividend classified as mandatorily redeemable capital stock during the period	57	68	173	133
Balance, end of period	$4,536	$5,439	$4,536	$5,439

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2018 and December 31, 2017 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal from the member. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	09/30/2018	12/31/2017
Year 1	$—	$1
Year 2	—	—
Year 3	1	—
Year 4	2,700	245
Year 5	—	3,039
Past contractual redemption date due to remaining activity[1]	1,835	2,027
TOTAL	$4,536	$5,312

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2018, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the second quarter of 2018, the FHLBank was classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended September 30, 2018 and 2017 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2017	$21,212	$(5,021)	$(2,812)	$13,379
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	1,452			1,452
Non-credit OTTI losses		(26)		(26)
Accretion of non-credit loss		321		321
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		282		282
Amortization of net losses - defined benefit pension plan[2]			58	58
Net current period other comprehensive income (loss)	1,452	577	58	2,087
Balance at September 30, 2017	$22,664	$(4,444)	$(2,754)	$15,466

Balance at June 30, 2018	$29,628	$(3,655)	$(1,373)	$24,600
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	3,694			3,694
Accretion of non-credit loss		30		30
Non-credit losses included in basis of securities sold		3,625		3,625
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			5	5
Net current period other comprehensive income (loss)	3,694	3,655	5	7,354
Balance at September 30, 2018	$33,322	$—	$(1,368)	$31,954

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the nine months ended September 30, 2018 and 2017 (in thousands):

Table 12.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	13,319			13,319
Non-credit OTTI losses		(30)		(30)
Accretion of non-credit loss		1,027		1,027
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		400		400
Amortization of net losses - defined benefit pension plan[2]			173	173
Net current period other comprehensive income (loss)	13,319	1,397	173	14,889
Balance at September 30, 2017	$22,664	$(4,444)	$(2,754)	$15,466

Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	2,116			2,116
Accretion of non-credit loss		513		513
Non-credit losses included in basis of securities sold		3,625		3,625
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		25		25
Amortization of net losses - defined benefit pension plan[2]			17	17
Net current period other comprehensive income (loss)	2,116	4,163	17	6,296
Balance at September 30, 2018	$33,322	$—	$(1,368)	$31,954

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2018 and December 31, 2017.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no reclassifications of assets or liabilities recorded at fair value on a recurring basis during the three and nine months ended September 30, 2018 and 2017.

The carrying value and fair value of the FHLBank’s financial assets and liabilities as of September 30, 2018 and December 31, 2017 are summarized in Tables 13.1 and 13.2 (in thousands):

Table 13.1

	09/30/2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$20,500	$20,500	$20,500	$—	$—	$—
Interest-bearing deposits	408,890	408,890	—	408,890	—	—
Securities purchased under agreements to resell	3,985,022	3,985,022	—	3,985,022	—	—
Federal funds sold	1,440,000	1,440,000	—	1,440,000	—	—
Trading securities	2,211,321	2,211,321	—	2,211,321	—	—
Available-for-sale securities	1,694,039	1,694,039	—	1,694,039	—	—
Held-to-maturity securities	4,700,737	4,696,704	—	4,611,176	85,528	—
Advances	28,471,709	28,460,186	—	28,460,186	—	—
Mortgage loans held for portfolio, net of allowance	8,114,220	7,984,397	—	7,983,133	1,264	—
Accrued interest receivable	101,334	101,334	—	101,334	—	—
Derivative assets	39,282	39,282	—	170,753	—	(131,471)
Liabilities:
Deposits	446,282	446,282	—	446,282	—	—
Consolidated obligation discount notes	22,417,330	22,415,638	—	22,415,638	—	—
Consolidated obligation bonds	25,836,920	25,495,145	—	25,495,145	—	—
Mandatorily redeemable capital stock	4,536	4,536	4,536	—	—	—
Accrued interest payable	91,102	91,102	—	91,102	—	—
Derivative liabilities	1,553	1,553	—	50,685	—	(49,132)
Other Asset (Liability):
Industrial revenue bonds	35,000	31,251	—	31,251	—	—
Financing obligation payable	(35,000)	(31,251)	—	(31,251)	—	—
Standby letters of credit	(1,181)	(1,181)	—	(1,181)	—	—
Standby bond purchase agreements	(74)	3,865	—	3,865	—	—
Advance commitments	—	(10,103)	—	(10,103)	—	—

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

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2018 and December 31, 2017 (in thousands). The FHLBank measures certain held-to-maturity securities at fair value on a nonrecurring basis due to the recognition of a credit loss. For held-to-maturity securities that had credit impairment recorded during a period for which no total impairment was recorded (the full amount of additional credit impairment was a reclassification from non-credit impairment previously recorded in AOCI), these securities were recorded at their carrying values and not fair value. The FHLBank measures certain impaired mortgage loans held for portfolio at fair value on a nonrecurring basis when, upon individual evaluation for impairment, the estimated fair value less costs to sell is lower than the recorded investment. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value.

Table 13.3

	09/30/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$85,003	$—	$85,003	$—	$—
U.S. Treasury obligations	248,313	—	248,313	—	—
GSE obligations[2]	993,030	—	993,030	—	—
U.S. obligation MBS[3]	494	—	494	—	—
GSE MBS[4]	884,481	—	884,481	—	—
Total trading securities	2,211,321	—	2,211,321	—	—
Available-for-sale securities:
GSE MBS[5]	1,694,039	—	1,694,039	—	—
Total available-for-sale securities	1,694,039	—	1,694,039	—	—
Derivative assets:
Interest-rate related	39,193	—	170,664	—	(131,471)
Mortgage delivery commitments	89	—	89	—	—
Total derivative assets	39,282	—	170,753	—	(131,471)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,944,642	$—	$4,076,113	$—	$(131,471)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$1,262	$—	$50,394	$—	$(49,132)
Mortgage delivery commitments	291	—	291	—	—
Total derivative liabilities	1,553	—	50,685	—	(49,132)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$1,553	$—	$50,685	$—	$(49,132)

Nonrecurring fair value measurements - Assets[6]:
Impaired mortgage loans	$1,267	$—	$—	$1,267	$—
Real estate owned	1,283	—	—	1,283	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,550	$—	$—	$2,550	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac.

[3]	Represents single-family MBS issued by Ginnie Mae.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the nine months ended September 30, 2018 and still outstanding as of September 30, 2018.

Table 13.4

	12/31/2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$584,984	$—	$584,984	$—	$—
GSE obligations[2]	1,353,083	—	1,353,083	—	—
U.S. obligation MBS[3]	580	—	580	—	—
GSE MBS[4]	930,768	—	930,768	—	—
Total trading securities	2,869,415	—	2,869,415	—	—
Available-for-sale securities:
GSE MBS[5]	1,493,231	—	1,493,231	—	—
Total available-for-sale securities	1,493,231	—	1,493,231	—	—
Derivative assets:
Interest-rate related	36,957	—	60,413	—	(23,456)
Mortgage delivery commitments	73	—	73	—	—
Total derivative assets	37,030	—	60,486	—	(23,456)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,399,676	$—	$4,423,132	$—	$(23,456)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,374	$—	$41,643	$—	$(39,269)
Mortgage delivery commitments	43	—	43	—	—
Total derivative liabilities	2,417	—	41,686	—	(39,269)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,417	$—	$41,686	$—	$(39,269)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,097	$—	$—	$4,097	$—
Impaired mortgage loans	1,633	—	—	1,633	—
Real estate owned	1,031	—	—	1,031	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$6,761	$—	$—	$6,761	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $970,840,151,000 and $989,306,996,000 as of September 30, 2018 and December 31, 2017, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2018, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2018 and December 31, 2017, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	09/30/2018			12/31/2017
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,162,694	$37,933	$3,200,627	$3,410,258	$7,238	$3,417,496
Advance commitments outstanding	83,475	63,055	146,530	70,025	99,475	169,500
Commitments for standby bond purchases	77,453	709,465	786,918	354,410	543,967	898,377
Commitments to fund or purchase mortgage loans	127,066	—	127,066	77,585	—	77,585
Commitments to issue consolidated bonds, at par	20,900	—	20,900	5,000	—	5,000
Commitments to issue consolidated discount notes, at par	9,380	—	9,380	—	—	—

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Standby letters of credit have original expiration periods of up to 10 years, currently expiring no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,181,000 and $1,246,000 as of September 30, 2018 and December 31, 2017, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2021, though some are renewable at the option of the FHLBank. As of September 30, 2018 and December 31, 2017, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three and nine months ended September 30, 2018 and 2017.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(202,000) and $30,000 as of September 30, 2018 and December 31, 2017, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. All settle within the shortest period possible and are considered regular way trades; thus, the commitments are appropriately not recorded as derivatives.

Other Commitments: On June 28, 2017, the FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on the FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to the FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by the FHLBank. The County assigned the lease to the bond trustee for the FHLBank's benefit as the sole holder of the IRBs. The FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in the FHLBank's statement of financial condition. The IRBs and the equivalent liability are included in the FHLBank's statement of financial condition in other assets and other liabilities, respectively. The FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of September 30, 2018 and December 31, 2017, $35,000,000 and $29,000,000, respectively, of the IRBs were issued and outstanding. A final disbursement of $6,000,000 occurred on August 8, 2018.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

09/30/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$500	0.3%	$269,512	21.0%	$270,012	18.4%
MidFirst Bank	OK	500	0.3	265,912	20.7	266,412	18.1
TOTAL		$1,000	0.6%	$535,424	41.7%	$536,424	36.5%

Table 15.2

12/31/2017
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$27,450	11.6%	$251,750	17.9%	$279,200	17.0%
MidFirst Bank	OK	500	0.2	229,014	16.3	229,514	13.9
Capitol Federal Savings Bank	KS	500	0.2	194,970	13.8	195,470	11.9
TOTAL		$28,450	12.0%	$675,734	48.0%	$704,184	42.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2018 and December 31, 2017 are summarized in Table 15.3 (dollar amounts in thousands). The applicable columns are left blank if the member owned less than 10 percent of outstanding regulatory capital stock for the period presented.

Table 15.3

	09/30/2018		12/31/2017		09/30/2018		12/31/2017
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$6,000,000	21.0%	$5,100,000	19.4%	$20,988	4.7%	$20,486	4.5%
MidFirst Bank	5,920,000	20.7	5,100,000	19.4	234	0.1	266	0.1
Capitol Federal Savings Bank			2,175,000	8.3			262	0.1
TOTAL	$11,920,000	41.7%	$12,375,000	47.1%	$21,222	4.8%	$21,014	4.7%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2018 and 2017. Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2017.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of September 30, 2018 and December 31, 2017 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	09/30/2018		12/31/2017
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$142,624	0.5%	$168,017	0.6%

Deposits	$6,510	1.5%	$9,138	2.0%

Class A Common Stock	$3,998	2.2%	$4,829	2.0%
Class B Common Stock	4,298	0.3	7,693	0.5
TOTAL CAPITAL STOCK	$8,296	0.6%	$12,522	0.8%

Table 15.5 presents mortgage loans acquired during the three and nine months ended September 30, 2018 and 2017 for members that had an officer or director serving on the FHLBank’s board of directors in 2018 or 2017 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	Three Months Ended				Nine Months Ended
	09/30/2018		09/30/2017		09/30/2018		09/30/2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$24,676	4.3%	$30,912	6.6%	$80,047	5.2%	$85,904	7.6%

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2018	06/30/2018	03/31/2018	12/31/2017	09/30/2017
Statement of Condition (as of period end):
Total assets	$51,297,350	$51,753,369	$53,149,849	$48,076,605	$49,361,189
Investments[1]	14,440,009	14,968,579	18,437,771	13,998,599	13,767,184
Advances	28,471,709	28,705,448	26,978,350	26,295,849	28,319,226
Mortgage loans, net[2]	8,114,220	7,807,487	7,465,604	7,286,397	7,055,239
Total liabilities	48,907,457	49,356,700	50,666,764	45,570,502	47,062,581
Deposits	446,282	453,652	623,322	461,769	550,627
Consolidated obligation discount notes, net[3]	22,417,330	21,748,221	22,606,383	20,420,651	21,280,938
Consolidated obligation bonds, net[3]	25,836,920	26,969,184	27,236,839	24,514,468	25,070,225
Total consolidated obligations, net[3]	48,254,250	48,717,405	49,843,222	44,935,119	46,351,163
Mandatorily redeemable capital stock	4,536	4,578	5,029	5,312	5,439
Total capital	2,389,893	2,396,669	2,483,085	2,506,103	2,298,608
Capital stock	1,463,923	1,496,279	1,598,736	1,640,039	1,467,001
Total retained earnings	894,016	875,790	854,241	840,406	816,141
AOCI	31,954	24,600	30,108	25,658	15,466
Statement of Income (for the quarterly period ended):
Net interest income	67,659	68,884	66,479	69,132	68,927
(Reversal) provision for credit losses on mortgage loans	(391)	16	30	10	(171)
Other income (loss)	(1,500)	(2,538)	(6,987)	1,493	5,461
Other expenses	20,428	15,493	15,465	16,872	19,535
Income before assessments	46,122	50,837	43,997	53,743	55,024
Affordable Housing Program (AHP) assessments	4,618	5,089	4,406	5,380	5,510
Net income	41,504	45,748	39,591	48,363	49,514
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	69	197	70	68	66
Dividends paid in stock[4]	23,209	24,002	25,686	24,030	23,713
Weighted average dividend rate[5]	6.32%	5.99%	6.01%	5.78%	5.81%
Dividend payout ratio[6]	56.09%	52.89%	65.05%	49.83%	48.03%
Return on average equity	6.89%	7.25%	6.10%	7.62%	8.00%
Return on average assets	0.32%	0.33%	0.28%	0.35%	0.36%
Average equity to average assets	4.67%	4.53%	4.58%	4.63%	4.52%
Net interest margin[7]	0.53%	0.50%	0.47%	0.51%	0.51%
Total capital ratio[8]	4.66%	4.63%	4.67%	5.21%	4.66%
Regulatory capital ratio[9]	4.61%	4.59%	4.62%	5.17%	4.64%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $656,000, $1,029,000, $1,057,000, $1,208,000 and $1,408,000 as of September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $58,000, $56,000, $61,000, $60,000 and $69,000 for the quarters ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.

[6]
Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although the FHFA regulation requires dividends be paid out of known income prior to declaration date.

[7]	Net interest income as a percentage of average earning assets.

[8]	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.

[9]	Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

Net income for the three months ended September 30, 2018 was $41.5 million compared to $49.5 million for the three months ended September 30, 2017. The $8.0 million, or 16.2 percent, decrease in net income for the three months ended September 30, 2018 compared to the prior year period was primarily due to a decline of $8.5 million in the net fair value of trading securities and derivatives that do not qualify for hedge accounting (economic derivatives) and a $1.3 million decrease in net interest income. Net income for the nine months ended September 30, 2018 was $126.8 million compared to $148.8 million for the nine months ended September 30, 2017. The $22.0 million, or 14.8 percent, decrease in net income for the nine months ended September 30, 2018 compared to the prior year period was also driven by net fair value declines in trading securities and economic derivatives, which resulted in a net decline of $27.6 million, partially offset by a $2.1 million increase in net interest income. For the three and nine months ended September 30, 2018, the fair value net losses on trading securities were due to increases in mortgage and U.S. Treasury interest rates, which were partially offset by the positive fair value fluctuations for the related interest rate swaps caused by the increase in LIBOR between periods. Further, the relationship between one- and three-month LIBOR for both the three- and nine-month periods caused fair value losses on basis swaps economically hedging consolidated obligations. The $1.3 million decrease in net interest income for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was due primarily to a decline in the average balance of advances between periods driven by a change in the relationship between certain short-term rates and the resulting increase in advance rates. The $2.1 million increase in net interest income for the nine months ended September 30, 2018 when compared to the same period in 2017 was due primarily to a decrease in net premium amortization expense on the mortgage loan portfolio between periods. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $3.2 billion, or 6.7 percent, from December 31, 2017 to September 30, 2018. This increase was primarily a result of increases in advances and mortgage loans. The $2.2 billion, or 8.3 percent, increase in advances during the nine-month period was due mostly to growth in our adjustable rate advances, including line of credit advances. The $0.8 billion, or 11.4 percent, increase in mortgage loans was attributed primarily to the addition of a few PFIs that generate relatively higher volumes of mortgage originations and resulted in an increase in the volume of purchases from our top five PFIs during the nine-month period.

Total liabilities increased $3.3 billion, or 7.3 percent, from December 31, 2017 to September 30, 2018. This increase was primarily due to a $1.3 billion increase in consolidated obligation bonds and a $2.0 billion increase in consolidated obligation discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term and overnight discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The decrease in net income for the three months ended September 30, 2018 compared to the prior year period resulted in a decrease in return on average equity (ROE), from 8.00 percent for the three months ended September 30, 2017 to 6.89 percent for the three months ended September 30, 2018, despite a decrease in average capital. The $22.0 million decrease in net income for the nine months ended September 30, 2018 compared to the prior year period combined with an increase in average capital for the nine months ended September 30, 2018 compared to the prior year period also resulted in a decrease in ROE, from 8.37 percent for the nine months ended September 30, 2017 to 6.74 percent for the nine months ended September 30, 2018.

Dividends paid to members totaled $73.2 million for the nine months ended September 30, 2018 compared to $67.9 million for the same period in the prior year. The weighted average dividend rate increased to 6.10 percent for the nine months ended September 30, 2018 from 5.76 percent for the prior year period primarily due to increases in the dividend rates on our Class A Common Stock and Class B Common Stock between periods and differences in the mix of outstanding Class A Common Stock and Class B Common Stock. The Class A Common Stock dividend rate increased from 1.25 percent to 2.00 percent and the Class B Common Stock dividend rate increased from 6.50 percent to 7.25 percent between September 30, 2017 and September 30, 2018. Our dividend payout ratio increased to 57.7 percent for the nine months ended September 30, 2018, from 45.6 percent for the nine months ended September 30, 2017 due to the increases in the dividend rates between periods, combined with the decrease in net income. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include weekly exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations based on par balances (core mission assets ratio) was 75 percent for the nine months ended September 30, 2018. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	09/30/2018	12/31/2017	09/30/2017
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Federal funds effective rate[1]	1.92%	1.16%	1.70%	0.94%	2.18%	1.33%	1.06%
Federal Reserve interest rate on excess reserves[1]	1.96	1.25	1.76	1.03	2.20	1.50	1.25
3-month U.S. Treasury bill[1]	2.06	1.05	1.83	0.85	2.20	1.38	1.05
3-month LIBOR[1]	2.34	1.31	2.20	1.20	2.40	1.69	1.33
2-year U.S. Treasury note[1]	2.66	1.36	2.43	1.30	2.82	1.89	1.47
5-year U.S. Treasury note[1]	2.81	1.81	2.70	1.85	2.95	2.21	1.91
10-year U.S. Treasury note[1]	2.92	2.24	2.87	2.31	3.06	2.41	2.32
30-year residential mortgage note rate[2]	4.83	4.13	4.72	4.23	4.96	4.22	4.12

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During the third quarter of 2018, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates and LIBOR remained relatively stable. The yield curve has flattened, which makes shorter-term debt more expensive relative to longer-term structures. The Federal Open Market Committee (FOMC) increased the overnight Federal funds rate at its September 2018 meeting and market participants are assigning a high probability of an additional increase in 2018 amidst a backdrop of accelerated economic conditions. During the September 2018 meeting, the FOMC also reaffirmed its plan to reinvest reduced amounts of principal payments from its holdings of GSE debt, GSE MBS, and U.S. Treasury securities. We issue debt at a spread above U.S. Treasury securities; as a result, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the Chief Executive of the United Kingdom's Financial Conduct Authority (FCA), which has regulated LIBOR since April 2013, announced the FCA’s intention to cease sustaining LIBOR after 2021. In response, the Federal Reserve Board (FRB) convened the Alternative Reference Rates Committee (ARRC) to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified SOFR as such an alternative rate and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities.

Many of our assets and liabilities are indexed to LIBOR. We are currently evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the replacement. We expect to be prepared to participate in SOFR-indexed debt issuances in the future.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2018.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2018 vs. 09/30/2017		09/30/2018 vs. 09/30/2017
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$89,114	39.1%	$311,604	52.4%
Total interest expense	90,382	56.8	309,458	78.5
Net interest income	(1,268)	(1.8)	2,146	1.1
(Reversal) provision for credit losses on mortgage loans	(220)	(128.7)	(149)	(76.0)
Net interest income after mortgage loan loss provision	(1,048)	(1.5)	2,295	1.1
Net gains (losses) on trading securities	(14,833)	(446.9)	(66,895)	(407.9)
Net gains (losses) on derivatives and hedging activities	6,354	1,973.3	39,342	406.4
Other non-interest income	1,518	61.6	2,034	26.2
Total other income (loss)	(6,961)	(127.5)	(25,519)	(176.1)
Operating expenses	1,005	6.1	1,161	2.8
Other non-interest expenses	(112)	(3.6)	61	0.7
Total other expenses	893	4.6	1,222	2.4
AHP assessments	(892)	(16.2)	(2,441)	(14.7)
NET INCOME	$(8,010)	(16.2)%	$(22,005)	(14.8)%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Nine Months Ended
	09/30/2018		09/30/2017		09/30/2018		09/30/2017
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$92,374	29.2%	$59,282	26.0%	$258,002	28.5%	$153,884	25.9%
Advances	158,943	50.1	113,834	49.9	460,751	50.8	283,137	47.6
Mortgage loans held for portfolio	65,424	20.6	54,548	23.9	186,709	20.6	157,074	26.4
Other	381	0.1	344	0.2	1,165	0.1	928	0.1
TOTAL INTEREST INCOME	$317,122	100.0%	$228,008	100.0%	$906,627	100.0%	$595,023	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended September 30, 2018 was $41.5 million compared to $49.5 million for the three months ended September 30, 2017. Net income for the nine months ended September 30, 2018 was $126.8 million compared to $148.8 million for the nine months ended September 30, 2017. The change in net income for both periods was primarily a result of the net fair value declines in trading securities and economic derivatives (for further discussion see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gains (Losses) on Derivatives and Hedging Activities"), combined with the decrease in net interest income of $1.3 million, or 1.8 percent, for the three months ended September 30, 2018 and partially offset by the increase in net interest income of $2.1 million, or 1.1 percent, for the nine-month period ended September 30, 2018 when compared to the prior year periods.

ROE was 6.89 percent and 8.00 percent for the three months ended September 30, 2018 and 2017, respectively, and 6.74 percent and 8.37 percent for the nine months ended September 30, 2018 and 2017, respectively, primarily a result of the decrease in net income for both the three- and nine-month periods ended September 30, 2018.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income decreased $1.3 million for the three months ended September 30, 2018 and increased $2.1 million for the nine months ended September 30, 2018 compared to the prior year periods. The decrease in net interest income for the three months ended September 30, 2018 was due primarily to a decline in the average balance of advances as short-term advance rates become less attractive relative to the yield on excess reserves, which resulted from the change in the relationship between certain short-term rates. Despite the decrease in net interest income, net interest margin increased by two basis points due to the increase in short-term interest rates during the three months ended September 30, 2018. The increase in net interest income for the nine-month period was due primarily to a decrease in net premium amortization on mortgage loans for the nine months ended September 30, 2018 compared to the prior year period. Despite the increase in net interest income, net interest margin declined by one basis point for the nine-months ended September 30, 2018 due to the increase in average funding cost driven by the volatility in short-term interest rates. The average yield on interest-earning assets increased as variable rate instruments repriced upwards and acquisitions/originations were at higher market interest rates, but short-term rates increased disproportionately to longer-term rates due to flattening of the yield curve, which impacted our cost of issuing discount notes. A significant portion of our short-term advance portfolio is funded by discount notes, as a result, the increase in short-term funding cost significantly reduced net interest spread on these instruments. Net interest spread decreased for the three and nine months ended September 30, 2018 compared to the prior year periods primarily due to the flattening of the yield curve and the resulting margin compression, which are discussed in greater detail below (see Tables 5 and 7).

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities increased 77 basis points, from 1.60 percent to 2.37 percent for the three months ended September 30, 2017 and 2018, respectively. The average yield on investments increased 72 basis points, from 1.44 percent to 2.16 percent for the nine months ended September 30, 2017 and 2018, respectively. The increase in yields for both periods was a result of the increase in short-term interest rates and growth in higher-yielding fixed rate multi-family GSE MBS, along with the upward repricing of indices associated with variable rate instruments.

The average yield on advances increased 92 basis points, from 1.39 percent for the quarter ended September 30, 2017 to 2.31 percent for the three months ended September 30, 2018. The average yield on advances increased 79 basis points, from 1.21 percent for the nine months ended September 30, 2017 to 2.00 percent for the nine months ended September 30, 2018. The increase in the average yield on advances during both the three and nine months ended September 30, 2018 was due to continued increases in short-term interest rates primarily due to FOMC policy changes, which adjusted variable rate advances upward and positively impacted the net interest settlements on swapped advances. The average balance of advances decreased $5.1 billion, or 15.9 percent from the third quarter of 2017 compared to the third quarter of 2018. The average balance of advances decreased $0.6 billion, or 1.8 percent from the nine months ended September 30, 2017 to the same period of 2018. A portion of the growth in average advances over the past few years has resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve rate and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. As mentioned above, as short-term advance rates increase, the ability to profitably utilize advances in this manner declines, which causes advance balances to decline.

The average yield on mortgage loans increased 14 basis points, from 3.12 percent for the three months ended September 30, 2017 to 3.26 percent for the three months ended September 30, 2018. The average yield on mortgage loans increased 17 basis points, from 3.09 percent for the nine months ended September 30, 2017 to 3.26 percent for the nine months ended September 30, 2018. The increase in yield for the three- and nine-month periods was a result of purchases of mortgage loans at higher rates. The increase in yield for the nine-month period was also a result of a decrease in net premium amortization compared to the prior year period. Premium amortization is generally tied to prepayment rates (amortization accelerates as prepayments increase) so prepayments and related premium amortization are expected to remain at or near current levels or decline, as mortgage interest rates are expected to increase.

The average cost of consolidated obligation bonds increased 68 basis points, from 1.43 percent for the three months ended September 30, 2017 to 2.11 percent for the current three-month period, and the average cost of discount notes increased 92 basis points over the same period, from 1.04 percent for the three months ended September 30, 2017 to 1.96 percent for the three months ended September 30, 2018. The average cost of consolidated obligation bonds increased 57 basis points, from 1.36 percent for the nine months ended September 30, 2017 to 1.93 percent for the nine months ended September 30, 2018. The average cost of discount notes increased 88 basis points, from 0.81 percent for the nine months ended September 30, 2017 to 1.69 percent for the nine months ended September 30, 2018. The increase in the average cost of consolidated obligation bonds and discount notes was a result of the increase in interest rates between periods, most notably short-term rates. We increased our issuance of longer-term fixed and floating rate consolidated obligation bonds between periods in part to lengthen the maturity of our liabilities in anticipation of potential market disruptions in early 2018 and also to fund growth in our mortgage loan portfolio. For further discussion of how we use discount notes and bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

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

Table 5 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 5

	Three Months Ended
	09/30/2018			09/30/2017
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$778,834	$3,931	2.00%	$436,659	$1,285	1.17%
Securities purchased under agreements to resell	3,989,197	20,618	2.05	2,272,501	6,735	1.18
Federal funds sold	1,604,630	7,896	1.95	2,825,109	8,396	1.18
Investment securities[1,2]	9,078,722	59,929	2.62	9,170,016	42,866	1.85
Advances[2,3]	27,319,208	158,943	2.31	32,465,954	113,834	1.39
Mortgage loans[2,4,5]	7,967,297	65,424	3.26	6,943,148	54,548	3.12
Other interest-earning assets	45,700	381	3.30	32,121	344	4.26
Total earning assets	50,783,588	317,122	2.48	54,145,508	228,008	1.67
Other non-interest-earning assets	357,581			191,447
Total assets	$51,141,169			$54,336,955

Interest-bearing liabilities:
Deposits	$543,255	2,289	1.67	$463,183	988	0.85
Consolidated obligations[2]:
Discount Notes	21,865,096	108,137	1.96	26,636,379	69,556	1.04
Bonds	26,025,883	138,668	2.11	24,482,281	88,306	1.43
Other borrowings	54,836	369	2.66	30,066	231	3.04
Total interest-bearing liabilities	48,489,070	249,463	2.04	51,611,909	159,081	1.22
Capital and other non-interest-bearing funds	2,652,099			2,725,046
Total funding	$51,141,169			$54,336,955

Net interest income and net interest spread[6]		$67,659	0.44%		$68,927	0.45%

Net interest margin[7]			0.53%			0.51%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.5 million and $1.4 million for the three months ended September 30, 2018 and 2017, respectively.

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

Table 6

	Three Months Ended
	09/30/2018 vs. 09/30/2017
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$1,382	$1,264	$2,646
Securities purchased under agreements to resell	6,995	6,888	13,883
Federal funds sold	(4,571)	4,071	(500)
Investment securities	(431)	17,494	17,063
Advances	(20,352)	65,461	45,109
Mortgage loans	8,324	2,552	10,876
Other assets	125	(88)	37
Total earning assets	(8,528)	97,642	89,114
Interest Expense:
Deposits	196	1,105	1,301
Consolidated obligations:
Discount notes	(14,318)	52,899	38,581
Bonds	5,878	44,484	50,362
Other borrowings	169	(31)	138
Total interest-bearing liabilities	(8,075)	98,457	90,382
Change in net interest income	$(453)	$(815)	$(1,268)

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

Table 7 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Nine Months Ended
	09/30/2018			09/30/2017
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$705,057	$9,402	1.78%	$417,251	$2,928	0.94%
Securities purchased under agreements to resell	3,369,892	46,610	1.85	2,263,304	15,902	0.94
Federal funds sold	2,343,044	29,539	1.69	2,766,505	20,071	0.97
Investment securities[1,2]	9,563,982	172,451	2.41	8,801,097	114,983	1.75
Advances[2,3]	30,765,902	460,751	2.00	31,340,060	283,137	1.21
Mortgage loans[2,4,5]	7,656,992	186,709	3.26	6,790,722	157,074	3.09
Other interest-earning assets	45,761	1,165	3.40	27,411	928	4.53
Total earning assets	54,450,630	906,627	2.23	52,406,350	595,023	1.52
Other non-interest-earning assets	341,634			194,495
Total assets	$54,792,264			$52,600,845

Interest-bearing liabilities:
Deposits	$559,483	6,113	1.46	$500,423	2,366	0.63
Consolidated obligations[2]:
Discount Notes	24,883,153	314,109	1.69	26,922,459	162,539	0.81
Bonds	26,506,554	382,442	1.93	22,489,091	228,788	1.36
Other borrowings	44,522	941	2.82	15,389	454	3.94
Total interest-bearing liabilities	51,993,712	703,605	1.81	49,927,362	394,147	1.06
Capital and other non-interest-bearing funds	2,798,552			2,673,483
Total funding	$54,792,264			$52,600,845

Net interest income and net interest spread[6]		$203,022	0.42%		$200,876	0.46%

Net interest margin[7]			0.50%			0.51%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $4.5 million and $4.2 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Table 8

	Nine Months Ended
	09/30/2018 vs. 09/30/2017
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$2,808	$3,666	$6,474
Securities purchased under agreements to resell	10,301	20,407	30,708
Federal funds sold	(3,462)	12,930	9,468
Investment securities	10,670	46,798	57,468
Advances	(5,280)	182,894	177,614
Mortgage loans	20,799	8,836	29,635
Other assets	510	(273)	237
Total earning assets	36,346	275,258	311,604
Interest Expense:
Deposits	309	3,438	3,747
Consolidated obligations:
Discount notes	(13,184)	164,754	151,570
Bonds	45,987	107,667	153,654
Other borrowings	647	(160)	487
Total interest-bearing liabilities	33,759	275,699	309,458
Change in net interest income	$2,587	$(441)	$2,146

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

Tables 9 through 12 categorize the earnings impact by product for hedging activities (in thousands):

Table 9

	Three Months Ended 09/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,022)	$—	$(53)	$—	$—	$(1,075)
Net interest received (paid)	4,385	510	—	(2,280)	—	2,615
Subtotal	3,363	510	(53)	(2,280)	—	1,540
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(268)	(131)	—	261	—	(138)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	10,540	—	(1,917)	—	8,623
Interest rate caps	—	(184)	—	—	—	(184)
Mortgage delivery commitments	—	—	(710)	—	—	(710)
Economic hedges – net interest received (paid)	—	(540)	—	(652)	—	(1,192)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(367)	(367)
Subtotal	(268)	9,685	(710)	(2,308)	(367)	6,032
Net impact of derivatives and hedging activities	3,095	10,195	(763)	(4,588)	(367)	7,572
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(10,637)	—	—	—	(10,637)
TOTAL	$3,095	$(442)	$(763)	$(4,588)	$(367)	$(3,065)

Table 10

	Three Months Ended 09/30/2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(1,272)	$—	$(534)	$—	$—	$(1,806)
Net interest received (paid)	(9,266)	(2,144)	—	3,308	—	(8,102)
Subtotal	(10,538)	(2,144)	(534)	3,308	—	(9,908)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	813	(807)	—	(55)	—	(49)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	1,168	—	1,112	—	2,280
Interest rate caps	—	(392)	—	—	—	(392)
Mortgage delivery commitments	—	—	913	—	—	913
Economic hedges – net interest received (paid)	—	(4,087)	—	999	—	(3,088)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	14	14
Subtotal	813	(4,118)	913	2,056	14	(322)
Net impact of derivatives and hedging activities	(9,725)	(6,262)	379	5,364	14	(10,230)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	2,764	—	—	—	2,764
TOTAL	$(9,725)	$(3,498)	$379	$5,364	$14	$(7,466)

Table 11

	Nine Months Ended 09/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,283)	$—	$(182)	$—	$—	$(3,465)
Net interest received (paid)	4,423	(752)	—	(2,700)	—	971
Subtotal	1,140	(752)	(182)	(2,700)	—	(2,494)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(2,272)	415	—	(113)	—	(1,970)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	53,440	—	(14,484)	—	38,956
Interest rate caps	—	378	—	—	—	378
Mortgage delivery commitments	—	—	(2,242)	—	—	(2,242)
Economic hedges – net interest received (paid)	—	(3,889)	—	(703)	—	(4,592)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(869)	(869)
Subtotal	(2,272)	50,344	(2,242)	(15,300)	(869)	29,661
Net impact of derivatives and hedging activities	(1,132)	49,592	(2,424)	(18,000)	(869)	27,167
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(49,177)	—	—	—	(49,177)
TOTAL	$(1,132)	$415	$(2,424)	$(18,000)	$(869)	$(22,010)

Table 12

	Nine Months Ended 09/30/2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,913)	$—	$(1,516)	$—	$—	$—	$(5,429)
Net interest received (paid)	(37,052)	(7,058)	—	(15)	12,468	—	(31,657)
Subtotal	(40,965)	(7,058)	(1,516)	(15)	12,468	—	(37,086)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(22)	(2,096)	—	(36)	(1,089)	—	(3,243)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	1,138	—	—	5,985	—	7,123
Interest rate caps	—	(3,186)	—	—	—	—	(3,186)
Mortgage delivery commitments	—	—	2,326	—	—	—	2,326
Economic hedges – net interest received (paid)	—	(16,933)	—	—	4,226	—	(12,707)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	6	6
Subtotal	(22)	(21,077)	2,326	(36)	9,122	6	(9,681)
Net impact of derivatives and hedging activities	(40,987)	(28,135)	810	(51)	21,590	6	(46,767)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	14,831	—	—	—	—	14,831
TOTAL	$(40,987)	$(13,304)	$810	$(51)	$21,590	$6	$(31,936)

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

For the three- and nine-month periods ended September 30, 2018, net unrealized gains and losses on derivatives and hedging activities increased net income by $6.4 million and $39.3 million, respectively, compared to the same periods in 2017, primarily as a result of changes in the LIBOR swap curve between periods. The majority of the positive fair value fluctuations for the current three-month period were related to the economic interest rate swaps hedging the multi-family GSE MBS, which resulted in unrealized fair value gains of $7.6 million and $37.2 million for the three and nine months ended September 30, 2018, respectively. The increase in LIBOR between periods also had a positive impact on the net interest settlements on interest rate swaps, which increased net unrealized gains on derivatives and hedging activities by $1.9 million and $8.1 million for the three- and nine-month periods ended September 30, 2018, respectively, compared to the prior year period. We experienced unrealized fair value losses on basis swaps economically hedging consolidated obligations caused by widening between one- and three-month LIBOR that resulted in unrealized fair value losses of $1.9 million and $14.5 million for the three- and nine-month periods ended September 30, 2018, respectively. The majority of these basis swaps were indexed to three-month LIBOR on the pay side and indexed to one-month LIBOR on the receive side. As a result, the divergence in those rates caused a decline in the fair value of the swap. Unrealized fair value gains of $3.4 million and $16.7 million for the three and nine months ended September 30, 2018 attributable to our economic interest rate swaps matched to GSE debentures were a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap).

The net unrealized gains on the economic interest rate swaps hedging the multi-family GSE MBS and GSE debentures were mostly offset by the net unrealized losses attributable to the swapped securities, which are recorded in net gains (losses) on trading securities. Tables 13 and 14 present the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 13

	Three Months Ended
	09/30/2018			09/30/2017
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$(466)	$344	$(122)	$—	$—	$—
GSE debentures	3,373	(3,601)	(228)	1,252	(541)	711
GSE MBS	7,633	(7,380)	253	(84)	3,305	3,221
TOTAL	$10,540	$(10,637)	$(97)	$1,168	$2,764	$3,932

See Tables 40 and 41 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Table 14

	Nine Months Ended
	09/30/2018			09/30/2017
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(466)	$344	$(122)	$—	$—	$—
GSE debentures	16,697	(15,181)	1,516	3,743	(415)	3,328
GSE MBS	37,209	(34,340)	2,869	(2,605)	15,246	12,641
TOTAL	$53,440	$(49,177)	$4,263	$1,138	$14,831	$15,969

See Tables 40 and 41 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

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

Table 15

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Trading securities not hedged:
GSE debentures	$(614)	$390	$(1,371)	$1,242
U.S. obligation MBS and GSE MBS	(1)	97	34	300
Short-term money market securities	(262)	68	19	27
Total trading securities not hedged	(877)	555	(1,318)	1,569
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	344	—	344	—
GSE debentures	(3,601)	(541)	(15,181)	(415)
GSE MBS	(7,380)	3,305	(34,340)	15,246
Total trading securities hedged on an economic basis with derivatives	(10,637)	2,764	(49,177)	14,831
TOTAL	$(11,514)	$3,319	$(50,495)	$16,400

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures, fixed rate multi-family GSE MBS, with smaller percentages of variable rate GSE MBS and fixed rate U.S. Treasury obligations. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 13 and 14 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The unrealized losses on our fixed rate multi-family GSE MBS investments increased $10.7 million and $49.6 million for the three and nine months ended September 30, 2018 compared to the prior year periods due to an increase in mortgage-related interest rates compared to the prior year. The continued increase in intermediate interest rates resulted in unrealized losses on the fixed rate GSE debentures for the current and prior year periods, although to a lesser extent for the prior year period as a result of a decrease in GSE spreads. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses increased slightly, at $20.4 million and $51.4 million for the three and nine months ended September 30, 2018, respectively, compared to $19.5 million and $50.2 million for the same periods in the prior year. The largest component of operating expenses, compensation and benefits, increased by $0.9 million, or 7.2 percent, and $0.2 million, or 0.8 percent, for the three and nine months ended September 30, 2018, respectively, compared to the prior year periods. We expect to remain near 2017 levels of compensation and benefits expense for 2018. Other operating expense increased by $0.2 million and $0.9 million for the three and nine months ended September 30, 2018 compared to the prior year periods primarily due to increased depreciation associated with our new office building and increased software expense.

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

Because our business model is primarily one of holding assets and liabilities to maturity, we believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility or transactions that are considered unpredictable or not routine. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

Adjusted income remained relatively flat for the three months ended September 30, 2018 and increased $10.7 million for the nine months ended September 30, 2018 compared to the same periods in the prior year. The increase for the nine-month period was due primarily to increased adjusted net interest income, which includes the impact of net interest settlements on derivatives not qualifying for hedge accounting. Adjusted net interest income increased for the three and nine months ended September 30, 2018 compared to the same periods in the prior year due to the increase in LIBOR during these periods, the impact of which is more apparent when net interest settlements of economic hedges are presented with the other components of net interest income because it reflects the impact of LIBOR repricing on both the asset and liability. Adjusted net interest margin, which is calculated with adjusted net interest income, increased by four basis points and one basis point for the three and nine months ended September 30, 2018 compared to the same periods in the prior year. Under GAAP, the net interest amount that converts fixed rate investments that are economically swapped to a variable rate is recorded as part of net gains/losses on derivatives and hedging activities rather than net interest income. For the purpose of calculating adjusted net interest margin, these fixed rate investments are considered to be variable rate investments and the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the increase in LIBOR between periods. Under GAAP, an increase in LIBOR causes the spread to tighten between fixed rate assets and variable rate liabilities and therefore causes a decrease in net interest margin.

Tables 16 and 17 present a reconciliation of GAAP net income to adjusted income and GAAP net interest income to adjusted net interest income (in thousands):

Table 16

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Net income, as reported under GAAP	$41,504	$49,514	$126,843	$148,848
AHP assessments	4,618	5,510	14,113	16,554
Income before AHP assessments	46,122	55,024	140,956	165,402
Derivative (gains) losses[1]	(7,224)	(2,766)	(34,253)	(3,026)
Trading (gains) losses	11,514	(3,319)	50,495	(16,400)
Prepayment fees on terminated advances	(153)	(161)	(254)	(1,331)
Net (gains) losses on sale of held-to-maturity securities	(1,529)	—	(1,591)	—
Total excluded items	2,608	(6,246)	14,397	(20,757)
Adjusted income (a non-GAAP measure)	$48,730	$48,778	$155,353	$144,645

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on economic hedges.

Table 17

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Net interest income, as reported under GAAP	$67,659	$68,927	$203,022	$200,876
Net interest settlements on economic hedges	(1,192)	(3,088)	(4,592)	(12,707)
Prepayment fees on terminated advances	(153)	(161)	(254)	(1,331)
Adjusted net interest income (a non-GAAP measure)	$66,314	$65,678	$198,176	$186,838

Net interest margin, as calculated under GAAP for the period	0.53%	0.51%	0.50%	0.51%
Adjusted net interest margin (a non-GAAP measure)	0.52%	0.48%	0.49%	0.48%

Table 18 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increases in adjusted ROE between the comparative periods in the prior year are a function of the increases in adjusted net income and the change in the average balances of capital for the periods. Adjusted ROE as a spread to the average overnight Federal funds effective rate decreased during the three- and six-months ended September 30, 2018 compared to the same periods in the prior year despite the increases in adjusted ROE for both periods due to increases in the target range for the Federal funds effective rate between periods. Adjusted ROE spread for the three and nine months ended September 30, 2018 and 2017 is calculated as follows (dollar amounts in thousands):

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2018	09/30/2017	09/30/2018	09/30/2017
Average GAAP total capital for the period	$2,388,912	$2,456,549	$2,516,496	$2,376,455
ROE, based upon GAAP net income	6.89%	8.00%	6.74%	8.37%
Adjusted ROE, based upon adjusted income	8.09%	7.88%	8.25%	8.14%
Average overnight Federal funds effective rate	1.92%	1.16%	1.70%	0.94%
Adjusted ROE as a spread to average overnight Federal funds effective rate	6.17%	6.72%	6.55%	7.20%

Financial Condition
Overall: Total assets increased $3.2 billion, or 6.7 percent, from December 31, 2017 to September 30, 2018 due primarily to increases in advances and mortgage loans. The $2.2 billion, or 8.3 percent, increase in advances was due mostly to growth in adjustable rate advances, including line of credit advances. The $0.8 billion, or 11.4 percent, increase in mortgage loans was attributed to purchases primarily from our top five PFIs, outweighing overall prepayments during the nine-month period. We increased the dividend rates on Class A Common Stock and Class B Common Stock during the first and third quarters of 2018, which, combined with the decrease in net income, contributed to the increase in our dividend payout ratio to 57.7 percent for the nine months ended September 30, 2018, from 45.6 percent for the nine months ended September 30, 2017.

As a percentage of assets at September 30, 2018 compared to December 31, 2017, the allocation of assets and liabilities remained relatively consistent, including the allocation of consolidated obligation bonds relative to total consolidated obligation discount notes and bonds at September 30, 2018 compared to December 31, 2017. We continue to fund our short-term advances and overnight investments with term and overnight discount notes. Table 19 presents the percentage concentration of the major components of our Statements of Condition:

Table 19

	Component Concentration
	09/30/2018	12/31/2017
Assets:
Cash and due from banks	—%	0.6%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.4	9.9
Investment securities	16.8	19.2
Advances	55.5	54.7
Mortgage loans, net	15.8	15.2
Other assets	0.5	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	0.9%	1.0%
Consolidated obligation discount notes, net	43.7	42.5
Consolidated obligation bonds, net	50.4	51.0
Other liabilities	0.3	0.3
Total liabilities	95.3	94.8

Capital:
Capital stock outstanding	2.9	3.4
Retained earnings	1.7	1.7
Accumulated other comprehensive income (loss)	0.1	0.1
Total capital	4.7	5.2
Total liabilities and capital	100.0%	100.0%

Table 20 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 20

	Increase (Decrease) in Components
	09/30/2018 vs. 12/31/2017
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(247,550)	(92.4)%
Investments[1]	441,410	3.2
Advances	2,175,860	8.3
Mortgage loans, net	827,823	11.4
Other assets	23,202	10.2
Total assets	$3,220,745	6.7%

Liabilities:
Deposits	$(15,487)	(3.4)%
Consolidated obligations, net	3,319,131	7.4
Other liabilities	33,311	19.2
Total liabilities	3,336,955	7.3

Capital:
Capital stock outstanding	(176,116)	(10.7)
Retained earnings	53,610	6.4
Accumulated other comprehensive income (loss)	6,296	24.5
Total capital	(116,210)	(4.6)
Total liabilities and capital	$3,220,745	6.7%

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

Table 21 summarizes advances outstanding by product (dollar amounts in thousands):

Table 21

	09/30/2018		12/31/2017
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$12,371,132	43.3%	$11,672,583	44.4%
Regular adjustable rate advances	555,000	1.9	275,000	1.0
Adjustable rate callable advances	8,194,675	28.7	7,242,025	27.5
Standard housing and community development advances:
Regular adjustable rate advances	—	—	15,000	0.1
Adjustable rate callable advances	39,252	0.1	84,252	0.3
Total adjustable rate advances	21,160,059	74.0	19,288,860	73.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances	323,044	1.1	187,525	0.7
Regular fixed rate advances	4,797,880	16.8	4,733,715	18.0
Fixed rate callable advances	17,500	0.1	14,455	0.1
Standard housing and community development advances:
Regular fixed rate advances	442,556	1.5	431,540	1.6
Fixed rate callable advances	4,831	—	4,831	—
Total fixed rate advances	5,585,811	19.5	5,372,066	20.4
Convertible:
Standard advance products:
Fixed rate convertible advances	1,052,850	3.7	853,150	3.2
Amortizing:
Standard advance products:
Fixed rate amortizing advances	392,423	1.4	398,293	1.5
Fixed rate callable amortizing advances	16,614	0.1	19,589	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	364,202	1.3	385,559	1.5
Fixed rate callable amortizing advances	11,498	—	7,707	—
Total amortizing advances	784,737	2.8	811,148	3.1
TOTAL PAR VALUE	$28,583,457	100.0%	$26,325,224	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2018 and December 31, 2017. The 8.6 percent increase in advance par value from December 31, 2017 to September 30, 2018 (see Table 21) was due mostly to increases in our adjustable rate callable and line of credit advances. As of September 30, 2018 and December 31, 2017, 64.4 percent and 64.5 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of advances is also influenced by the impact our dividends have on the effective cost of advances. A portion of the growth in average advances over the past few years has resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve rate and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. However, the relationship between the interest on excess reserves and other short-term interest rates has changed, resulting in a decline in the average balance of short-term advances as the short-term advance rates become less attractive relative to the yield on excess reserves. The majority of the growth in the average balance of advances experienced over the last four years is a result of a small number of large members increasing short-term advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock. In addition, when, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (primarily one- or three-month LIBOR) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.7 percent and 88.5 percent of our total advance portfolio as of September 30, 2018 and December 31, 2017, respectively.

Table 22 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 22

	09/30/2018		12/31/2017
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
BOKF, N.A.	$6,000,000	21.0%	$5,100,000	19.4%
MidFirst Bank	5,920,000	20.7	5,100,000	19.4
Capitol Federal Savings Bank	2,175,000	7.6	2,175,000	8.2
United of Omaha Life Insurance Co.	754,089	2.6	659,091	2.5
Equity Bank	570,821	2.0
Mutual of Omaha Bank			655,000	2.5
TOTAL	$15,419,910	53.9%	$13,689,091	52.0%

Table 23 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 23

	Three Months Ended
	09/30/2018		09/30/2017
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$31,805	20.6%	$19,678	16.0%
MidFirst Bank	24,425	15.8	20,151	16.4
Capitol Federal Savings Bank	11,645	7.5	17,649	14.3
United of Omaha Life Insurance Co.	5,023	3.3	3,037	2.5
Bellco Credit Union	3,772	2.4
American Fidelity Assurance Co.			3,543	2.9
TOTAL	$76,670	49.6%	$64,058	52.1%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of $4.4 million and $(9.3) million for the three months ended September 30, 2018 and 2017, respectively.

Table 24 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 24

	Nine Months Ended
	09/30/2018		09/30/2017
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$87,956	19.3%	$45,643	14.3%
MidFirst Bank	70,680	15.5	47,503	14.9
Capitol Federal Savings Bank	48,296	10.6	51,788	16.2
United of Omaha Life Insurance Co.	12,199	2.7	7,774	2.5
Ent Federal Credit Union	11,032	2.4
American Fidelity Assurance Co.			10,765	3.4
TOTAL	$230,163	50.5%	$163,473	51.3%

[1]
Total advance income by borrower excludes net interest settlements on derivatives hedging the advances. Total advance income for all borrowers is net of interest receipts/(payments) on derivatives hedging advances of 4.4 million and $(37.0) million for the nine months ended September 30, 2018 and 2017, respectively.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three and nine months ended September 30, 2018 and 2017.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank of Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2018 was $1.5 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 11.4 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2017 to September 30, 2018. Net mortgage loans as a percentage of total assets increased slightly, from 15.2 percent as of December 31, 2017 to 15.8 percent as of September 30, 2018. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and nine months ended September 30, 2018 and 2017. Although mortgage loan balances have grown to record levels of over $8 billion and average balances have increased significantly, the percentage of mortgage loan interest income to total interest income has declined. This is predominantly due to an increase in the average yield on advances and the resulting increase in advance interest income, despite a decline in average advance balances as a percentage of average total assets.

Recent growth in mortgage loans held for portfolio is attributed primarily to the addition of a few PFIs that generate relatively higher volumes of mortgage originations, supported by enhancements to the pricing options available to PFIs, and resulted in an increase in the volume of purchases from our top five PFIs. During 2017, we began offering PFIs the option to receive credit enhancement as a one-time upfront fee paid at purchase. Furthermore, recent reductions in the required credit enhancement obligation (CE obligation) against current and past production may reduce our PFIs' risk-based capital requirements and result in additional MPF portfolio growth. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2018.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank of Chicago and simultaneously to Fannie Mae. MPF Government MBS is a similar product that allows our PFIs to sell mortgages to FHLBank of Chicago that are pooled into Ginnie Mae securities. We also offer the MPF Direct product, which provides the PFI the opportunity to sell a jumbo loan under the MPF Program structure to Redwood Trust (i.e., an unaffiliated entity) for securitization. These products are intended to further assist our members and their mortgage product needs while enhancing our ability to manage mortgage volumes and receive a counterparty fee from FHLBank of Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

Table 25 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 25

	09/30/2018		12/31/2017
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$508,847	6.4%
FirstBank of Colorado	359,271	4.5	$319,936	4.5%
Tulsa Teachers Credit Union	286,399	3.6	273,744	3.8
Fidelity Bank	234,755	2.9	188,534	2.6
ENT Federal Credit Union	209,427	2.6	198,132	2.8
Mid-America Bank			158,733	2.2
TOTAL	$1,598,699	20.0%	$1,139,079	15.9%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2018 was 750 and 74.6 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The decrease in the allowance for credit losses as of September 30, 2018 was attributable to a decline in the historical loss rate for the period ending September 30, 2018 compared to December 31, 2017. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2017 to September 30, 2018 due to increases in money market investments and U.S. Treasury obligations. The increase in money market investments was intended to supplement earnings and offset upcoming investment maturities while market conditions were favorable. The U.S. Treasury obligations were purchased in anticipation of upcoming changes to regulatory liquidity requirements. Additional purchases are expected as we approach the effective date of changes to our liquidity requirements (see "Legislative and Regulatory Developments" under this Item 2).

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

Table 26

	09/30/2018	12/31/2017
Interest-bearing deposits	$407,472	$441,009
Federal funds sold	1,440,000	1,175,000
Certificates of deposit	85,003	584,984
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,932,475	$2,200,993

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2017. As of September 30, 2018, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2018, all unsecured investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 30).

Table 27 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2018 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 27

Domicile of Counterparty	Overnight	Due 2 – 30 days	Total
Domestic	$607,472	$—	$607,472
U.S. Branches and agency offices of foreign commercial banks:
Canada	400,000	—	400,000
Netherlands	400,000	—	400,000
Austria	240,000	—	240,000
United Kingdom	200,000	—	200,000
France	—	85,003	85,003
Total U.S. Branches and agency offices of foreign commercial banks	1,240,000	85,003	1,325,003
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,847,472	$85,003	$1,932,475

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of MBS and GSE debentures. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. We hold fixed and variable rate GSE debentures in our long-term investment portfolio and we swap the fixed rate GSE debentures from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gains (losses) on derivatives and hedging activities instead of net interest income. During the three months ended September 30, 2018, we acquired fixed rate U.S. Treasury obligations and economically swapped these securities from fixed to variable rates. In addition to serving as excellent collateral, U.S. Treasuries also satisfy impending regulatory liquidity requirements (see "Legislative and Regulatory Developments" under this Item 2 for additional discussion of the changes to liquidity requirements). We plan to classify future acquisitions of U.S. Treasuries as either trading securities that are economically swapped or available-for-sale securities that are swapped in qualifying fair value hedging relationships.

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of September 30, 2018, the amortized cost of our MBS portfolio represented 303 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the nine months ended September 30, 2018.

As of September 30, 2018, we held $4.6 billion of par value in MBS in our held-to-maturity portfolio, $1.8 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, discounts and credit and non-credit OTTI discounts (during periods for which OTTI securities were outstanding). We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized. We do not actively trade any of these securities with the intent of realizing gains; most often, they are held until maturity or call date.

See Note 3 of the Notes to Financial Statements under Item 1 of this report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 28 (in thousands).

Table 28

	09/30/2018	12/31/2017
Trading securities:
Certificates of deposit	$85,003	$584,984
U.S. Treasury obligations	248,313	—
GSE debentures	993,030	1,353,083
Mortgage-backed securities:
U.S. obligation MBS	494	580
GSE MBS	884,481	930,768
Total trading securities	2,211,321	2,869,415
Available-for-sale securities:
GSE MBS	1,694,039	1,493,231
Total available-for-sale securities	1,694,039	1,493,231
Held-to-maturity securities:
State or local housing agency obligations	89,120	89,830
Mortgage-backed securities:
U.S. obligation MBS	113,789	127,588
GSE MBS	4,497,828	4,561,839
Private-label residential MBS	—	77,568
Total held-to-maturity securities	4,700,737	4,856,825
Total securities	8,606,097	9,219,471

Interest-bearing deposits	408,890	442,682

Federal funds sold	1,440,000	1,175,000

Securities purchased under agreements to resell	3,985,022	3,161,446
TOTAL INVESTMENTS	$14,440,009	$13,998,599

The contractual maturities of our investments are summarized by security type in Table 29 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 29

	09/30/2018
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$85,003	$—	$—	$—	$85,003
U.S. Treasury obligations	—	248,313	—	—	248,313
GSE debentures	550,776	156,600	285,654	—	993,030
Mortgage-backed securities:
U.S. obligation MBS	—	—	494	—	494
GSE MBS	—	—	825,394	59,087	884,481
Total trading securities	635,779	404,913	1,111,542	59,087	2,211,321
Yield on trading securities	2.10%	2.81%	2.84%	3.06%
Available-for-sale securities:
GSE MBS	—	136,555	1,557,484	—	1,694,039
Total available-for-sale securities	—	136,555	1,557,484	—	1,694,039
Yield on available-for-sale securities	—%	2.07%	2.77%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	89,120	89,120
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	113,789	113,789
GSE MBS	—	431,582	1,403,743	2,662,503	4,497,828
Total held-to-maturity securities	—	431,582	1,403,743	2,865,412	4,700,737
Yield on held-to-maturity securities	—%	1.78%	2.43%	2.29%

Total securities	635,779	973,050	4,072,769	2,924,499	8,606,097
Yield on total securities	2.10%	2.25%	2.67%	2.30%

Interest-bearing deposits	408,890	—	—	—	408,890

Federal funds sold	1,440,000	—	—	—	1,440,000

Securities purchased under agreements to resell	3,985,022	—	—	—	3,985,022
TOTAL INVESTMENTS	$6,469,691	$973,050	$4,072,769	$2,924,499	$14,440,009

Securities Ratings – Tables 30 and 31 present the carrying value of our investments by rating as of September 30, 2018 and December 31, 2017 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 30

	09/30/2018
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$1,418	$407,472	$—	$408,890

Federal funds sold[2]	—	—	1,440,000	—	1,440,000

Securities purchased under agreements to resell[3]	—	—	—	3,985,022	3,985,022

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	—	85,003	—	85,003
U.S. Treasury obligations	—	248,313	—	—	248,313
GSE debentures	—	993,030	—	—	993,030
State or local housing agency obligations	59,120	30,000	—	—	89,120
Total non-mortgage-backed securities	59,120	1,271,343	85,003	—	1,415,466
Mortgage-backed securities:
U.S. obligation MBS	—	114,283	—	—	114,283
GSE MBS	—	7,076,348	—	—	7,076,348
Private label residential MBS	—	—	—	—	—
Total mortgage-backed securities	—	7,190,631	—	—	7,190,631

TOTAL INVESTMENTS	$59,120	$8,463,392	$1,932,475	$3,985,022	$14,440,009

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $18.9 million at September 30, 2018.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 91 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 31

	12/31/2017
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$26	$1,673	$440,983	$—	$—	$—	$442,682

Federal funds sold[2]	—	—	1,175,000	—	—	—	1,175,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	3,161,446	3,161,446

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	384,990	199,994	—	—	—	584,984
GSE debentures	—	1,353,083	—	—	—	—	1,353,083
State or local housing agency obligations	59,830	30,000	—	—	—	—	89,830
Total non-mortgage-backed securities	59,830	1,768,073	199,994	—	—	—	2,027,897
Mortgage-backed securities:
U.S. obligation MBS	—	128,168	—	—	—	—	128,168
GSE MBS	—	6,985,838	—	—	—	—	6,985,838
Private label residential MBS	—	6,977	4,081	24,743	41,335	432	77,568
Total mortgage-backed securities	—	7,120,983	4,081	24,743	41,335	432	7,191,574

TOTAL INVESTMENTS	$59,856	$8,890,729	$1,820,058	$24,743	$41,335	$3,161,878	$13,998,599

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $15.6 million at December 31, 2017.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 92 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 32 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2018 and December 31, 2017 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 40 and 41 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 32

	09/30/2018	12/31/2017
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$725,490	$992,339
Variable rate	600,856	945,728
Non-mortgage-backed securities	1,326,346	1,938,067
Mortgage-backed securities:
Fixed rate	823,708	860,374
Variable rate	61,267	70,974
Mortgage-backed securities	884,975	931,348
Total trading securities	2,211,321	2,869,415
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,694,039	1,493,231
Total available-for-sale securities	1,694,039	1,493,231
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	89,120	89,830
Non-mortgage-backed securities	89,120	89,830
Mortgage-backed securities:
Fixed rate	140,747	180,937
Variable rate	4,470,870	4,586,058
Mortgage-backed securities	4,611,617	4,766,995
Total held-to-maturity securities	4,700,737	4,856,825
TOTAL	$8,606,097	$9,219,471

Deposits: Total deposits decreased $15.5 million from December 31, 2017 to September 30, 2018. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the bonds' characteristics in order to match the assets' index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR or U.S. Treasury bills to fund short-term advances and money market investments or as a liquidity risk management tool.

Discount notes are primarily used to fund: (1) shorter-term advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets. At September 30, 2018, short-term advances (advances maturing within one year), including line of credit advances, represented 69.0 percent of discount notes outstanding. We also use discount notes to fund overnight investments (Federal funds sold and reverse repurchase agreements) to maintain liquidity sufficient to meet the advance needs of members. Overnight investments represented 24.2 percent of discount notes outstanding as of September 30, 2018.

Total consolidated obligations increased $3.3 billion, or 7.4 percent, from December 31, 2017 to September 30, 2018. The distribution between consolidated obligation bonds and discount notes shifted slightly, from 54.6 percent and 45.4 percent, respectively, at December 31, 2017 to 53.5 percent and 46.5 percent at September 30, 2018, respectively. The $1.3 billion increase in consolidated obligation bonds was due primarily to the issuance of fixed rate bonds and floating rate bonds indexed to the U.S. Treasury bill rate issued in part to reduce LIBOR basis risk. Discount notes of a shorter tenor were used to fund the increase in short-term investments. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

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

During the nine months ended September 30, 2018, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $8.8 billion and $765.5 billion, respectively, compared to $14.3 billion and $701.8 billion for the same period in 2017. The increase in the issuance of discount notes between periods reflects the cumulative effect of using a higher allocation of overnight discount notes in relationship to term discount notes during the nine months ended September 30, 2018 compared to the same period in the prior year. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During 2018, we have replaced maturing bonds with longer-term fixed and floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

At September 30, 2018, our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes term and overnight Federal funds sold, certificates of deposit, commercial paper, and reverse repurchase agreements, increased slightly between periods, from $6.0 billion as of December 31, 2017 to $6.5 billion as of September 30, 2018. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, GSE MBS, and Agency MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.2 billion and $1.3 billion as of September 30, 2018 and December 31, 2017, respectively. The par value of these MBS was $909.6 million and $921.7 million as of September 30, 2018 and December 31, 2017, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the nine months ended September 30, 2018, advance disbursements totaled $302.3 billion compared to $392.3 billion for the same period in 2017. During the nine months ended September 30, 2018, investment purchases (excluding overnight investments) totaled $3.6 billion compared to $3.1 billion for the same period in 2017. During the nine months ended September 30, 2018, payments on consolidated obligation bonds and discount notes were $7.4 billion and $763.5 billion, respectively, compared to $9.9 billion and $702.3 billion for the same period in 2017, which includes bonds that were called during the period. The increase in payments on discount notes between periods primarily reflects the cumulative effect of using a higher allocation of overnight discount notes in relationship to term discount notes during the first nine months of 2018 compared to the same period in 2017.

Liquidity Requirements – We are subject to five metrics for measuring liquidity: statutory, operational, and contingency liquidity, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $6.8 billion as of September 30, 2018. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements during the first nine months of 2018. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. Effective March 31, 2019, new liquidity guidance will require us to maintain sufficient funds to meet our obligations assuming no access to capital markets for an increased period of time, among changes to other liquidity requirements. See "Legislative and Regulatory Developments" under this Item 2 for additional discussion of the changes to liquidity requirements.

In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment and short-term advance balances. The weighted average remaining days to maturity of discount notes outstanding decreased to 22 days as of September 30, 2018 from 35 days at December 31, 2017. The weighted average remaining maturity of our short-term liquid investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper, reverse repurchase agreements, and certain interest-bearing deposits), short-term advances (line of credit and advances with original maturities of 90 days or less), and non-earning cash left in our Federal Reserve Bank account was 4 days as of both September 30, 2018 and December 31, 2017. The mismatch between discount notes and our short-term liquid investment and short-term advance portfolios decreased from 31 days on December 31, 2017 to 18 days on September 30, 2018 as a result of the decrease in the weighted average remaining days to maturity of discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding decreased 10.7 percent from December 31, 2017 to September 30, 2018, primarily due to a decrease in excess stock (see Table 33).

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

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends paid to members generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement, the member is required to purchase Class B Common Stock. We believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock and alternative investment opportunities available to our members.

Table 33 provides a summary of member capital requirements under our current capital plan as of September 30, 2018 and December 31, 2017 (in thousands):

Table 33

Requirement	09/30/2018	12/31/2017
Asset-based (Class A Common Stock only)	$157,242	$156,662
Activity-based (additional Class B Common Stock)[1]	1,182,330	1,084,706
Total Required Stock[2]	1,339,572	1,241,368
Excess Stock (Class A and B Common Stock)	128,887	403,983
Total Stock[2]	$1,468,459	$1,645,351

Activity-based Requirements:
Advances[3]	$1,277,567	$1,180,392
AMA assets (mortgage loans)[4]	806	952
Total Activity-based Requirement	1,278,373	1,181,344
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	61,199	60,024
Total Required Stock[2]	$1,339,572	$1,241,368

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of September 30, 2018 and December 31, 2017.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for dividends paid for all of 2017 and for the first nine months of 2018. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 34 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 34

Applicable Rate per Annum	09/30/2018	06/30/2018	03/31/2018	12/31/2017	09/30/2017
Class A Common Stock	2.00%	1.50%	1.50%	1.25%	1.25%
Class B Common Stock	7.25	6.75	6.75	6.50	6.50
Weighted Average[1]	6.32	5.99	6.01	5.78	5.81
Dividend Parity Threshold:
Average effective overnight Federal funds rate	1.92%	1.74%	1.45%	1.20%	1.16%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.92%	0.74%	0.45%	0.20%	0.16%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 2.00 percent on Class A Common Stock and to 7.25 percent on Class B Common Stock in the third quarter of 2018 to provide a higher percentage payout of quarterly earnings to our members. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock during the remainder of 2018, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. MBS securitized by Fannie Mae or Freddie Mac represent the majority of our long-term investments. Other long-term investments include MBS issued by Ginnie Mae, unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. We recently entered into updated bilateral security agreements with our non-member counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized regardless of credit rating, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of September 30, 2018.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2018.

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

Tables 35 and 36 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service (Moody's) or Standard and Poor's (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 35

09/30/2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$1,976,153	$48,589	$48,497	$92
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	1,033,774	(24,523)	(26,695)	2,172
Cleared derivatives[2]	4,904,661	(2,009)	(35,425)	33,416
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$7,914,588	$22,057	$(13,623)	$35,680

[1]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

[2]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated A+ by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A- by S&P as of September 30, 2018. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of September 30, 2018.

Table 36

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

Table 37 presents the fair value of cross-border outstandings to countries in which we do business as of September 30, 2018 (dollar amounts in thousands):

Table 37

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$1,240,000	2.4%

Trading securities[3]	85,003	0.2

Derivative assets:
Net exposure at fair value	(12,058)
Cash collateral held	17,658
Net exposure after cash collateral	5,600	—

TOTAL	$1,330,603	2.6%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of September 30, 2018 were $0.8 billion (Canada and Netherlands).

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

Operational liquidity, or the ability to meet operational requirements in the normal course of business, is currently defined in our RMP as sources of cash from both our ongoing access to the capital markets and our holding of liquid assets. We manage exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We are also required to manage liquidity in order to meet statutory and contingency liquidity requirements and FHFA liquidity guidelines by maintaining a daily liquidity level above certain thresholds also outlined in the RMP, federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the third quarter of 2018.

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

We generally maintained stable access to the capital markets for the quarter ended September 30, 2018. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
Advisory Bulletin (AB) 2018-07 Federal Home Loan Bank Liquidity Guidance (Liquidity Guidance AB). On August 23, 2018, the FHFA issued a final AB on FHLBank liquidity that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable the FHLBanks to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources. As of March 31, 2019, the Liquidity Guidance AB rescinds 2009 liquidity guidance issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity.

The Liquidity Guidance AB provides guidance on the level of on-balance sheet liquid assets related to base case liquidity. As part of the base case liquidity measure, the guidance also includes a separate provision covering off-balance sheet commitments from standby letters of credit. In addition, the Liquidity Guidance AB provides guidance related to asset/liability maturity funding gap limits.

With respect to base case liquidity, the FHFA revised previous guidance that required the FHLBanks to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we will be required to hold positive cash flow assuming no access to capital markets for an increased period of between ten and thirty calendar days, with a specific measurement period set forth in the supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding standby letters of credit commitments, as specified in the supervisory letter.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons, with specific initial percentages within these ranges identified in the supervisory letter. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short term debt funding, which may increase debt rollover risk.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to our core mission achievement calculation. Portions of the Liquidity Guidance AB will be implemented beginning December 31, 2018, with further implementation on March 31, 2019, and full implementation on December 31, 2019. While we are still analyzing the impact of the Liquidity Guidance AB, we may hold an additional amount of liquid assets to meet the new guidance, which could impact net interest margin depending on relative cost of funding. We do not believe these changes will have a material effect on our results of operations our our dividend rates.

Proposed Amendment to Rule Regarding Golden Parachute and Indemnification Payments. On August 28, 2018, the FHFA proposed amending its rule on golden parachute payments (Golden Parachute Rule) to better align the Golden Parachute Rule with areas of the FHFA’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards that the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in troubled condition, in conservatorship or receivership, or insolvent. The proposed amendments would:

•
focus these standards on payments to and agreements with executive officers, broad-based plans, such as severance plans, covering large numbers of employees and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoings;

•	revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach; and

•	align procedures and outcomes of review with requirements of the FHFA's rule on executive compensation.

Comments on the proposed rule were due by October 12, 2018. Ten of the FHLBanks and the Office of Finance provided a joint comment letter on October 12, 2018 related to clarifying certain provisions of the proposed amendment. We are currently assessing the effect of the proposed rule but do not anticipate that, if adopted, it would materially impact us.

Final Rule on Indemnification Payments. On October 4, 2018, the FHFA published a final rule establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

•
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty imposed by the FHFA;

•
expenses of defending an action, subject to the FHLBank or the Office of Finance's board of directors conducting an investigation and making a written determination that the affiliated party acted in good faith and in a manner that he or she reasonably believed to be in the best interest of the FHLBank or Office of Finance and such payments will not materially adversely affect the safety and soundness of the FHLBank or the Office of Finance (as the case may be) and the affiliated party agreeing to repay those expenses in certain instances; and

•	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule became effective November 5, 2018. We do not expect the rule will materially impact us.
Office of the Comptroller of the Currency (OCC), FRB, Federal Deposit Insurance Corporation (FDIC), Farm Credit Administration (FCA), and FHFA Final Rule on Margin and Capital Requirements for Covered Swap Entities. On October 10, 2018, the OCC, FRB, FDIC, FCA, and FHFA published final amendments to each agency’s final rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the OCC's, FRB’s, and FDIC’s final qualified financial contract rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended solely to conform to the qualified financial contract rules. The qualified financial contract rules previously published by the OCC, FRB, and FDIC require their respective regulated entities to amend covered qualified financial contracts to limit a counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s). The final rule will become effective on November 9, 2018. We do not expect this rule to materially affect our financial condition or results of operations.

Proposed Amendment to Rule on Federal Home Loan Bank Housing Goals. On November 2, 2018, the FHFA proposed amending its rule on Federal Home Loan Bank Housing Goals (Housing Goals Rule). The Housing Goals Rule would eliminate the existing $2.5 billion volume threshold that triggers the application of the housing goals for each FHLBank. The rule would also replace the existing four separate retrospective housing goals with a single prospective mortgage purchase housing goal and establish a separate small member participation housing goal. The new mortgage purchase housing goal would require 20 percent of an FHLBank’s acquired member asset purchases to be purchases of mortgages to low-income families, to very low-income families, or in low income areas. In low income areas, no more than 25 percent of the mortgages purchased could be to borrowers above 80 percent of the area median income. In addition, at least 50 percent of an FHLBank’s acquired member asset users would need to be smaller members with assets below the asset cap for community financial institutions (currently $1.2 billion). The proposed rule would allow an FHLBank to request FHFA approval of alternative goals if the goals established in the proposed rule are not feasible. Finally, the proposed rule would include a phase-in period that would require full compliance with the housing goals for calendar year 2022.

Comments on the proposed rule are due by January 31, 2019. We are currently assessing the effect the proposed rule may have, if any, on our financial condition and results of operations.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of September 30, 2018. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 38 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 38

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2018	2.9	1.2	1.9
06/30/2018	3.0	0.7	1.9
03/31/2018	3.4	0.5	2.2
12/31/2017	2.4	-1.5	2.9
09/30/2017	2.8	-1.0	2.7

The DOE as of September 30, 2018 increased in the base scenario, decreased in the up 200 basis point shock scenario and remained the same in the down 200 basis point shock scenario from June 30, 2018. The primary factors contributing to these changes in duration during the period were: (1) the increase in long-term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period along with an increase in the weighting of the portfolio as a percent of total assets; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods and the continued issuance of discount notes to fund changes in advance balances.

The increase in long-term interest rates during the third quarter of 2018 generally indicates a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio increased as an overall percentage of assets as the balance sheet expanded, increasing from 15.1 percent of total assets as of June 30, 2018 to 15.8 percent as of September 30, 2018. With this weighting increase, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2017. In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the increase in interest rates during the period caused the mortgage loan portfolio duration to lengthen slightly more than the associated liabilities, leading to a more asset sensitive DOE profile in the base interest rate scenario. Further, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base scenario, decreased in the up 200 basis point shock scenario and remained the same in the down 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the variable rate GSE MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended September 30, 2018, we had no additional purchases of variable rate single-family GSE MBS. We also did not purchase additional interest rate caps during the third quarter of 2018 based on current interest rate cap exposure. In addition, we had no additional purchases of fixed rate multi-family GSE MBS during the current quarter.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.7 months for September 30, 2018 and 0.4 months for June 30, 2018. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the third quarter of 2018. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 39 presents MVE as a percent of TRCS. As of September 30, 2018, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The higher level of excess stock as of December 31, 2017 (see Table 33 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the lower MVE as of December 31, 2017. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 39

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2018	167	174	175
06/30/2018	168	175	174
03/31/2018	164	171	170
12/31/2017	166	168	167
09/30/2017	170	174	175

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

Tables 40 and 41 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 40

09/30/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,806,015	$1,393
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,052,850	28,669
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	140,475	(295)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	648,500	(411)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	848,473	35,791
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,755,121	91,354
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	1,390
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	127,066	(202)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,325,000	7,300
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	710,000	(9,708)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,702)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	460,000	(7,745)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	980,000	(25,766)
TOTAL				$12,241,700	$120,068

Table 41

12/31/2017
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,972,139	$1,639
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	853,150	8,679
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	169,500	(730)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	398,500	(5,674)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	850,799	(1,578)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,484,295	19,139
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,344,200	1,011
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	77,585	30
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	985,000	12,652
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	280,000	(2,179)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	45,000	(169)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	430,000	(2,843)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,280,000	(11,177)
TOTAL				$13,170,168	$18,800

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Exhibit 3.2 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.1.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

November 7, 2018	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

November 7, 2018	By: /s/ William W. Osborn
Date	William W. Osborn
Senior Vice President and Chief Financial Officer