Form 10-K
period 2018-12-31
Federal Home Loan Bank of Topeka
filed 2019-03-18
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
March 12, 2019
Class A Stock, par value $100 per share	3,101,670
Class B Stock, par value $100 per share	11,572,302

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 29, 2018, the aggregate par value of stock held by current and former members of the registrant was $1,500,857,300, and 15,008,573 total shares were outstanding as of that date.

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

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity;

•	Membership changes, including changes resulting from member failures or mergers, changes due to member eligibility, or changes in the principal place of business of members;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;

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

•
Changes in the fair value and economic value of, impairments of, and risks associated with, the FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement protections; and

•
The volume and quality of eligible mortgage loans originated and sold by participating members to the FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of the FHLBank Chicago.

Readers of this annual report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this annual report, as well as those discussed under Item 1A – “Risk Factors.”

All forward-looking statements contained in this Form 10-K are expressly qualified in their entirety by reference to this cautionary notice. The reader should not place undue reliance on such forward-looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward-looking statement for any reason to reflect events or circumstances after the date of this annual report.

PART I

Item 1: Business

General
One of 11 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). Our primary business is making collateralized loans, purchasing mortgages, and providing other banking services to member institutions (members) and certain qualifying non-members (housing associates). We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from federal, state, and local taxation, except for real property taxes. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure that the housing GSEs operate in a safe and sound manner so that they serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2018, this asset cap was $1.2 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own an amount of capital stock in the FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with the FHLBank, including advances and Acquired Member Assets (AMA). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 79 and 80 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission asset (CMA) guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. Prior to 2019, the CMA ratio was defined as average advances and average mortgage loans to average consolidated obligations utilizing par balances as outlined in our strategic plan. Our CMA ratio using the historical definition was 74 percent as of December 31, 2018. In accordance with FHFA guidance, beginning in 2019, the CMA ratio is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As in the past, we generally intend to maintain the CMA ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent utilizing par balances. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

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

Advances
We make advances to members and housing associates based on the value of the security of their residential mortgages and other eligible collateral. Advances are required by FHFA regulation to be priced no lower than the cost of raising matching term and maturity funds in the marketplace plus the administrative and operating expenses associated with making such advances. A brief description of our standard advance product offerings is as follows:

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

Customized advances may be created on request, including advances with embedded interest rate floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Notes 1 and 8 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 56 and 57 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk Management.”

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

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and their consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), we take control of all collateral. If the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral intended to fully collateralize the member’s indebtedness to us.

Table 10 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 25 and 26 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2018 and 2017 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2018 and 2017.

Mortgage Loans
We purchase various residential mortgage loan products from participating financial institutions (PFIs) under the MPF Program, a secondary mortgage market structure created and maintained by FHLBank Chicago. Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-guaranteed or -insured (by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and the Department of Housing and Urban Development (HUD)) fixed rate mortgage loans on 1-4 family residential properties. These portfolio mortgage products, along with residential loans sold under the MPF Xtra and MPF Government MBS products, where the PFI sells a loan under the MPF Program structure to Fannie Mae or FHLBank Chicago, respectively, for securitization, collectively provide our members an opportunity to further their cooperative partnership with us. We also offer the MPF Direct product, which provides the PFI the opportunity to sell to Redwood Trust (an entity that is not affiliated with us) for securitization mortgage loans exceeding the FHFA conforming loan limit under the MPF Program structure. These products are intended to further assist our members and their mortgage product needs while enhancing our ability to manage mortgage volumes and receive a counterparty fee from FHLBank Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions, which we believe may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

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

Under the FHFA’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra, MPF Direct. and government-guaranteed loan products). In order to share the credit risk with our PFIs, we use a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO) to determine the amount of credit enhancement obligation (CE obligation), needed to achieve a credit equivalent rating that is permissible under the AMA regulation and consistent with our risk appetite. The master commitment defines the pool of MPF loans for which the CE obligation is determined so the risk associated with investing in such a pool of MPF loans is equivalent to investing in a BBB-rated asset (effective December 2016). For master commitments with loans funded prior to December 2016, the CE obligation makes the risk equivalent to an AA-rated asset, unless the PFI has requested a realignment of the CE obligation.

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

There are three MPF portfolio products from which PFIs currently may choose (see Table 1). MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or closed by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. As mentioned above, MPF Xtra essentially represents a loan sale from the PFI to an end buyer that is not FHLBank Topeka. The end buyer of the mortgages under the MPF Xtra product is Fannie Mae. MPF Government MBS is essentially a loan sale of government loans from the PFI to FHLBank Chicago for securitization into Ginnie Mae MBS. MPF Direct is a sale of jumbo loans to Redwood Trust for securitization. We receive a counterparty fee from our PFIs for facilitating their participation in the MPF Xtra, MPF Government MBS, and MPF Direct products.

The MPF portfolio products involving conventional mortgage loans are termed credit-enhanced products, because we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government, MPF Government MBS, MPF Xtra, and MPF Direct products do not have a first loss and/or credit enhancement structure.

Table 10 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our mortgage loan products. Table 27 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

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

MPF Provider: FHLBank Chicago serves as the MPF Provider for the MPF Program. It maintains the structure of MPF residential loan products and the eligibility rules for MPF loans, including MPF Xtra loans, MPF Government MBS loans, and MPF Direct loans, which primarily fall under the rules and guidelines provided by Fannie Mae and Ginnie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back‑office processing of MPF loans in its role as master servicer and program custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. We utilize the capability under the individual FHLBank pricing option to change the pricing offered to our PFIs for applicable MPF products, but any pricing changes made affect all delivery commitment terms and loan note rates in the same amount for all PFIs.

The MPF Provider publishes and maintains documentation (referred to as Guides) that details the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a transaction services fee, which is based upon the unpaid principal balances (UPB) before any charge-offs of MPF loans funded since January 1, 2004. In 2016, we began paying the MPF Provider a fixed service cost on a quarterly basis.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products either held on our balance sheet as of December 31, 2018 or currently offered as a loan sale from the PFI to FHLBank Chicago:

Table 1

Product Name	Size of the FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI[2]
MPF Original	4 basis points (bps) per year against unpaid balance, accrued monthly	Aggregate sum of the loan level credit enhancements (LLCEs)	10 bps per year, paid monthly based on remaining UPB; guaranteed[3]	No	25 bps per year, paid monthly
MPF 100[4]	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings at closing	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[5]	Sized to equal expected losses	0 to 20 bps after FLA and SMI	7 bps per year plus 6 to 7 bps per year, performance-based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A6	N/A	44 bps per year, paid monthly
MPF Government MBS	N/A	N/A (unreimbursed servicing expenses only)	N/A	N/A	Based on note rate
MPF Direct	N/A	N/A	N/A	N/A	Servicing released only

[1]
Future payouts of performance-based CE fees are reduced when losses are allocated to the FLA. The annual offset is limited to fees payable in a given year but could be reduced in subsequent years if losses exceed the annual CE fee. The overall reduction is limited to the FLA amount for the life of the pool of loans covered by a master commitment agreement.

[2]
The PFI has the option of retaining or selling the servicing on all MPF products except MPF Direct. If the servicing is sold (servicing released), the PFI will receive an upfront servicing released premium as opposed to receiving servicing fees over time.

[3]	The credit enhancement paid upfront when the mortgage loan is purchased is based upon the present value of the monthly CE fee payments, with consideration for expected prepayments.

[4]	The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).

[5]	Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.

[6]	Two government master commitments have been grandfathered and paid 2 bps per year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2018:

Table 2

Product Name	FLA	CE Obligation Calculation
MPF Original	4 bps x unpaid principal, annually[1]	(LLCE[2] x PSF3) x Gross Fundings
MPF 100	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF 125	100 bps x loan funded amount	((LLCE x PSF) - FLA) x Gross Fundings
MPF Plus	5 x variable CE Fee	(LLCE x PSF) - FLA - SMI[4] = PCE[5]

[1]	Starts at zero and increases monthly over the life of the master commitment.

[2]	LLCE represents the sum of the loan level credit enhancement amounts of the loans sold into the pool of loans covered by the master commitment agreement.

[3]	The S&P Level’s Pool Size Factor (PSF) is applied at the MPF FHLBank level against the total of loans in portfolio.

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

Investments
A portfolio of investments is maintained for liquidity and asset/liability management purposes. We maintain a portfolio of short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). A longer-term investment portfolio is also maintained, which includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS that are issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government).

Under FHFA regulations, we are prohibited from investing in certain types of securities including:

▪	Instruments, such as common stock, that represent ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

▪	Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks;

▪	Non-investment-grade debt instruments other than certain investments targeted to low-income persons or communities, and instruments that were downgraded after purchase;

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

In addition to the above limitations on allowable types of MBS investments, the FHFA limits our purchase of MBS by requiring that the aggregate value of MBS owned not exceed 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Aggregate value is calculated with the total amortized cost of available-for-sale and held-to-maturity MBS and the total fair value of trading MBS. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. We generally utilize our MBS authority to maintain a portfolio of MBS investments approximating 300 percent of our total regulatory capital. As of December 31, 2018, the amortized cost of our MBS/CMO portfolio represented 286 percent of our regulatory capital.

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

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2018 and 2017 (in millions):

Table 3

	12/31/2018	12/31/2017
Par value of consolidated obligations of FHLBank Topeka	$44,623	$44,953

Par value of consolidated obligations of all FHLBanks	$1,031,617	$1,034,260

FHFA regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of consolidated obligations outstanding:

▪	Cash;

▪	Obligations of, or fully guaranteed by, the U.S. government;

▪	Secured advances;

▪	Mortgages that have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government; and

▪
Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

Table 4 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2018 and 2017 (dollar amounts in thousands):

Table 4

	12/31/2018	12/31/2017
Total non-pledged assets	$47,568,214	$47,924,667
Total carrying value of consolidated obligations	$44,574,726	$44,935,119
Ratio of non-pledged assets to consolidated obligations	1.07	1.07

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, Secured Overnight Financing Rate (SOFR), Constant Maturity Swap, U.S. Prime and Three-Month U.S. Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable or bullet bond tied to one of the standardized indices.

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

We use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, and to reduce funding costs as discussed below. Generally, we designate derivatives as a fair value hedge of an underlying financial instrument, firm commitment, or forecasted transaction. Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP for asset/liability management.

We often execute derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions) to reduce funding costs or to alter the characteristics of our liabilities to more closely match the characteristics of our assets. At times, we also execute derivatives concurrently with the issuance of consolidated obligation discount notes in order to create synthetic variable rate debt at a cost that is often lower than funding alternatives and comparable variable rate cash instruments issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of advances at more attractive terms than would otherwise be possible. Swapped consolidated obligation transactions depend on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better match assets, meet customer needs, and/or improve our funding costs.

We frequently purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. Although these derivatives are valid economic hedges against the option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and therefore do not receive fair value hedge accounting. The derivatives are marked to fair value through earnings. We may also use interest rate caps and floors, swaptions, and callable swaps to manage and hedge prepayment and option risk on MBS, CMOs and mortgage loans.

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

▪
Under the plan, the Board of Directors establishes a dividend parity threshold that is a rate per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., Federal funds) or an internally calculated reference interest rate based upon any of our assets or liabilities (e.g., average yield on advances, average cost of consolidated obligations, etc.);

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings threshold includes detailed calculations of five components:

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

▪
Pre-settlement risk, which is based upon the pre-settlement risk exposure associated with recently issued and unsettled debt issuance and is based on the current daily potential maximum price risk exposure, based on the 99th percentile of daily price risk calculated on the most recent 10 years of daily activity;

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

The retained earnings threshold was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the RMP did not significantly affect the amount of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2018 and 2017 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2018	09/30/2018	06/30/2018	03/31/2018
Market Risk	$123,960	$134,678	$135,894	$82,048
Credit Risk	60,928	62,329	78,556	60,963
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	31,219	30,817	30,791	27,544
Net Income Volatility	123,440	131,568	144,184	127,517
Total Retained Earnings Threshold	369,547	389,392	419,425	328,072
Actual Retained Earnings as of End of Quarter	914,022	894,016	875,790	854,241
Overage	$544,475	$504,624	$456,365	$526,169

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2017	09/30/2017	06/30/2017	03/31/2017
Market Risk	$79,542	$82,124	$62,341	$67,921
Credit Risk	63,776	65,358	71,237	64,813
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	27,384	27,382	27,347	26,535
Net Income Volatility	119,162	121,098	118,954	109,766
Total Retained Earnings Threshold	319,864	325,962	309,879	299,035
Actual Retained Earnings as of End of Quarter	840,406	816,141	790,406	767,556
Overage	$520,542	$490,179	$480,527	$468,521

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

Tax Status
Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation except for real property taxes.

Assessments
We are subject to a regulatory AHP assessment based on a percentage of our earnings. The FHLBanks are required to set aside annually the greater of an aggregate of $100 million or 10 percent of their current year’s income subject to assessment to be contributed to the following year's AHP. In accordance with FHFA guidance for the calculation of AHP expense, interest expense on mandatorily redeemable capital stock is added back to income before charges for AHP.

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

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.0 percent, 3.5 percent and 3.9 percent of total advances outstanding as of December 31, 2018, 2017, and 2016, respectively. Programs offered during 2018 under the CICA Program, which is not funded through the AHP, include:

▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, small farms, small agri-business, public or private utilities, schools, medical and health facilities, churches, day care centers, or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Federal Empowerment Zone, Enterprise Community or Champion Community, Native American Area, Brownfield Area, Federally Declared Disaster Area, United States Department of Agriculture Drought Area, or Community Adjustment and Investment Program Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

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

Debt Issuance: We compete with the U.S. government (including debt programs explicitly guaranteed by the U.S. government), U.S. government agencies, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign, and supranational entities for funds raised through the issuance of unsecured debt in the national and global capital markets. Collectively, Fannie Mae, Freddie Mac, and the FHLBanks are generally referred to as the housing GSEs, and the cost of the debt of each can be positively or negatively affected by political, financial, or other news that reflects upon any of the three housing GSEs. If the supply of competing debt products increases without a corresponding increase in demand, our debt costs may increase, or less debt may be issued. We compete for the issuance of debt primarily on the basis of rate, term, structure of the debt, liquidity of the instrument, and perceived risk of the issuer.

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

Before a government corporation issues and offers obligations to the public, the Government Corporation Control Act provides that the Secretary of the Treasury will prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the manner and time issued; and the selling price. The Bank Act also authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations up to an aggregate principal amount of $4 billion. No borrowings under this authority have been outstanding since 1977. The U.S. Treasury receives the FHFA’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks.

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

Personnel
As of February 28, 2019, we had 234 employees. Our employees are not represented by a collective bargaining unit, and we have a good relationship with our employees.

Where to Find Additional Information
We file our annual, quarterly, and current reports and related information with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov. Additionally, on our website at www.fhlbtopeka.com, you can find a link to the SEC’s website which can be used to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Legislative and Regulatory Developments
Final Rule on FHLBank Capital Requirements. On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopts, with amendments, the regulations of the Federal Housing Finance Board (FHFB), the predecessor to the FHFA, pertaining to the capital requirements for the FHLBanks. The final rule carries over most of the prior FHFB regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that we establish and use our own internal rating methodology. The rule imposes a new credit risk capital charge for cleared derivatives. The final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. The final rule also rescinds certain contingency liquidity requirements that were part of the FHFB regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the FHFA in 2018 (see “Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance” below).

We do not expect this rule to materially affect our financial condition or results of operations.

Federal Deposit Insurance Corporation (FDIC) Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC issued a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits” that implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. The final rule exempts, for certain insured depository institutions (“depositories”), certain reciprocal deposits - deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits - from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We continue to evaluate the potential impact of the final rule, but currently do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Final Rule on Golden Parachute and Indemnification Payments. On December 20, 2018, the FHFA published a final rule, effective January 22, 2019, on golden parachute and indemnification payments (Golden Parachute Rule) to incorporate previously proposed amendments to better align the Golden Parachute Rule with areas of the FHFA’s supervisory concern and reduce administrative and compliance burdens. The Golden Parachute Rule sets forth the standards the FHFA would take into consideration when limiting or prohibiting golden parachute and indemnification payments by an FHLBank or the Office of Finance to an entity-affiliated party when such entity is in a troubled condition, in conservatorship or receivership, or insolvent. The final rule amended the Golden Parachute Rule to:

▪
focus the standards on payments to and agreements with executive officers, broad-based plans covering large numbers of employees (such as severance plans), and payments made to non-executive-officer employees who may have engaged in certain types of wrongdoing; and

▪	revise and clarify definitions, exemptions and procedures to implement the FHFA’s supervisory approach.

We do not expect this rule to materially impact our financial condition or results of operations.

Final Rule Amending AHP Regulations. On November 28, 2018, the FHFA published a final rule, effective December 28, 2018, that amends the operating requirements of the FHLBanks’ AHP. The final rule retains a scoring criteria method for awarding competitive AHP subsidies, but allows us to create multiple pools of competitive funds in order to target specific affordable housing needs in our district. The final rule amendments also:

▪	revise the scoring criteria to create different and new scoring priorities;

▪	remove the retention agreement requirement on owner-occupied units using the subsidy solely for rehabilitation;

▪	increase the per-household set-aside grant amount to $22,000 with an annual housing price inflation adjustment (up from the current fixed limit of $15,000);

▪	clarify the requirements for remediating AHP noncompliance;

▪	prohibit our Board of Directors from delegating approval of AHP strategic policy decisions to a committee; and

▪	further align AHP monitoring with certain federal government funding programs.

The majority of the rule’s provisions take effect January 1, 2021, while the owner-occupied retention agreement requirements take effect January 1, 2020. We do not expect this rule to materially affect our financial condition or results of operations.

FHFA Proposed Rule on Housing Goals. On November 2, 2018, the FHFA published a proposed rule that would amend the existing Federal Home Loan Bank Housing Goals regulation. The proposed amendments are intended to replace existing FHLBank housing goals with a more streamlined set of goals. While the existing housing goals are established retrospectively, the proposed rule would establish the levels of annual housing goals in advance, thereby eliminating uncertainty about housing goals from year-to-year. If adopted as proposed, the proposed amendments would:

▪	eliminate the $2.5 billion AMA mortgage purchase volume threshold that triggers the application of housing goals;

▪
establish the target level for the new prospective AMA mortgage purchase housing goal at 20 percent of total AMA mortgage purchases that are for very low-income families, low-income families, or families in low-income areas, and require that at least 75 percent of all mortgage purchases that count toward the goal be for borrowers with incomes at or below 80 percent of the area median income;

▪	establish a goal that 50 percent of AMA program users meet the definition of “small members” whose assets do not exceed the CFI asset cap, which under FHFA regulations is currently $1.2 billion; and

▪	allow the FHLBanks to request FHFA approval of alternative target percentages for mortgage purchase housing goals and small member participation goals.

We submitted a joint comment letter with the other FHLBanks on the proposed rule on January 29, 2019. We continue to evaluate the proposed rule but do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operation.

Office of the Comptroller of the Currency (OCC), Federal Reserve Board (FRB), FDIC, Farm Credit Administration and FHFA Final Rule on Margin and Capital Requirements for Covered Swap Entities. On October 10, 2018, the OCC, FRB, FDIC, Farm Credit Administration, and FHFA published a final rule, effective November 9, 2018, that amended each agency’s rule on Margin and Capital Requirements for Covered Swap Entities (Swap Margin Rules) to conform the definition of “eligible master netting agreement” in such rules to the FRB’s, OCC’s and FDIC’s final qualified financial contract (QFC) rules. The final rule also clarifies that a legacy swap would not be deemed to be a covered swap under the Swap Margin Rules if it is amended to conform to the QFC rules. The QFC rules previously published by the OCC, FRB and FDIC require their respective regulated entities to amend covered QFCs to limit a regulated entity’s counterparty’s immediate termination or exercise of default rights in the event of bankruptcy or receivership of the regulated entity or its affiliate(s).

We do not expect this rule to materially affect our financial condition or results of operations.

Final Rule on Indemnification Payments. On October 4, 2018, the FHFA published a final rule, effective November 5, 2018, establishing standards for identifying when an indemnification payment by an FHLBank or the Office of Finance to an officer, director, employee, or other affiliated party in connection with an administrative proceeding or civil action instituted by the FHFA is prohibited or permissible. The rule generally prohibits these payments except in the following circumstances:

▪
premiums for any commercial insurance or fidelity bonds for directors and officers, to the extent that the insurance or fidelity bond covers expenses and restitution, but not a judgment in favor of the FHFA or a civil money penalty imposed by the FHFA;

▪	expenses of defending an action, subject to an agreement to repay those expenses in certain instances; and

▪	amounts due under an indemnification agreement entered into with a named affiliated party on or prior to September 20, 2016 (the date the rule was proposed).

The rule also outlines the process the Board of Directors must undergo prior to making a permitted payment related to expenses of defending an action. The rule became effective November 5, 2018. We do not expect the rule to materially impact our financial condition or results of operation.

Advisory Bulletin 2018-07 Federal Home Loan Bank Liquidity Guidance. On August 23, 2018, the FHFA issued an Advisory Bulletin on FHLBank liquidity (Liquidity Guidance AB) that communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members. The Liquidity Guidance AB rescinds the 2009 liquidity guidance previously issued by the FHFA. Contemporaneously with the issuance of the Liquidity Guidance AB, the FHFA issued a supervisory letter that identifies initial thresholds for measures of liquidity within the established ranges set forth in the Liquidity Guidance AB.

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

With respect to base case liquidity, the FHFA revised previous guidance that required us to assume a 5-day period without access to capital markets due to a change in certain assumptions underlying that guidance. Under the Liquidity Guidance AB, we are required to hold positive cash flow assuming no access to capital markets and assuming renewal of all maturing advances for a period of between ten to thirty calendar days. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that we should maintain a liquidity reserve of between one percent and 20 percent of our outstanding standby letters of credit commitments.

With respect to funding gaps and possible asset and liability mismatches, the Liquidity Guidance AB provides guidance on maintaining appropriate funding gaps for three-month (-10 to -20 percent) and one-year (-25 to -35 percent) maturity horizons. The Liquidity Guidance AB provides for these limits to reduce the liquidity risks associated with a mismatch in asset and liability maturities, including an undue reliance on short-term debt funding.

The Liquidity Guidance AB also addresses liquidity stress testing, contingency funding plans and an adjustment to our core mission achievement calculation. Portions of the Liquidity Guidance AB were implemented on December 31, 2018, with further implementation to take place on March 31, 2019 and full implementation on December 31, 2019. The Liquidity Guidance AB may require us to hold an additional amount of liquid assets to meet the new guidance, which could reduce our ability to invest in higher-yielding assets. Further, our cost of funding may increase if we were required to achieve the appropriate funding gap with longer-term funding. We do not expect the changes to materially impact on our financial condition or results of operations.

Adoption of Single-Counterparty Credit Limits for Bank Holding Companies and Foreign Banking Organizations by Board of Governors of the Federal Reserve System. On August 6, 2018, the Board of Governors of the Federal Reserve System published a final rule, effective October 5, 2018, establishing single-counterparty credit limits applicable to bank holding companies and foreign banking organizations with total consolidated assets of $250 billion or more, including global systemically important bank holding companies (GSIBs) in the United States. These entities are considered to be covered companies under the rule. The FHLBanks are themselves exempt from the limits and reporting requirements contained in this rule. However, credit exposure to individual FHLBanks must be monitored, and reported on as required, by any entity that is a covered company under this rule.

Under the final rule, a covered company and its subsidiaries may not have aggregate net credit exposure to an FHLBank and, if applicable, (in certain cases) economically interdependent entities in excess of 25 percent of the company’s tier 1 capital. Such credit exposure does not include advances from an FHLBank, but generally includes collateral pledged to an FHLBank in excess of a covered company’s outstanding advances. Also included towards a covered company’s net credit exposure is its investment in FHLBank capital stock and debt instruments, deposits with an FHLBank, FHLBank-issued letters of credit where a covered company is the named beneficiary, and other obligations to an FHLBank, including repurchase or reverse repurchase transactions net of collateral that create a credit exposure to an FHLBank. Intra-day exposures are exempt from the final rule.

With respect to the FHLBanks’ consolidated obligations held by a covered company, the company must monitor, and report on as required, its credit exposure for such obligations. It is not clear if the Federal Reserve will require consolidated obligations to be aggregated with other exposures to an FHLBank or the FHLBank System.

The final rule gives major covered companies (i.e., the GSIBs) until January 1, 2020 to comply, and all other covered companies will have until July 1, 2020 to comply. We do not expect the rule to materially affect our financial condition or results of operations.

Item 1A: Risk Factors

Our business has been, and may continue to be, adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. To the extent that any actions by the U.S. government in response to an economic downturn, recession, inflation or other macro-level events or conditions cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. Our primary regulator, the FHFA, also continues to issue proposed and final regulatory and other requirements as a result of the Recovery Act, the Dodd-Frank Act and other significant legislation. We cannot predict the effect of any new regulations or other regulatory guidance on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, or our lending, investment, or mortgage loan activity, which could negatively affect our financial condition and results of operations. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the FHFA, which serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae, and Freddie Mac. There is a risk that actions by the FHFA toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition because of the significant difference in their business models compared to ours. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations, and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. The U.S. Congress is considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. We do not know how, when, or to what extent GSE reform legislation will be adopted, and if adopted, how it would impact the business or operations of the FHLBank or the FHLBank System. We are, or may also become, subject to further regulations promulgated by the SEC, Commodity Futures Trading Commission (CFTC), FRB, Financial Crimes Enforcement Network, or other regulatory agencies. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac.

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

Changes in economic conditions, or federal fiscal and monetary policy could impact our business. Our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following: (i) changes in interest rates; (ii) fluctuations in both debt and equity capital markets; (iii) conditions in the financial, credit, mortgage, and housing markets; (iv) the willingness and ability of financial institutions to expand lending; and (v) and the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends.

An increase in required AHP contributions could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The Bank Act requires each FHLBank to contribute to its AHP the greater of: (1) 10 percent of that FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is based on the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year could result in an increase in our required AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.
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

Events such as changes in our market risk profile, credit quality of assets held, and increased volatility of net income caused by the application of certain GAAP may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical payout ratios to achieve and maintain the threshold amounts of retained earnings under our RMP. Additionally, FHFA regulations on capital classifications could restrict our ability to pay dividends. Further, our ability to pay dividends at historical rates is impacted directly by our net income, so a decline in net income could result in a decline in dividend rates. A decline in dividend rates may diminish members’ interest in holding FHLBank capital stock and could decrease demand for advances.

Changes in our credit ratings may adversely affect our business operations. As of March 12, 2019, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of March 12, 2019, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

Declines in U.S. home prices or in activity in the U.S. housing market or rising delinquency or default rates on mortgage loans could result in credit losses and adversely impact our business operations and/or financial condition. A deterioration of the U.S. housing market and national decline in home prices could adversely impact the financial condition of a number of our borrowers, particularly those whose businesses are concentrated in the mortgage industry. One or more of our borrowers may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of residential mortgage loans pledged to us as collateral may decrease. If a borrower defaults, and we are unable to obtain additional collateral to make up for the reduced value of such residential mortgage loan collateral, we could incur losses. A default by a borrower lacking sufficient collateral to cover its obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

A default by a derivatives clearinghouse on its obligations could adversely affect our results of operations or financial condition. The Dodd-Frank Act and implementing CFTC regulations require all clearable derivatives transactions to be cleared through a derivatives clearinghouse. As a result of such statutes and regulations, we are required to centralize our risk with the derivatives clearinghouses as opposed to the pre-Dodd-Frank Act methods of entering into derivatives transactions that allowed us to distribute our risk among various counterparties. A default by a derivatives clearinghouse could: (1) adversely affect our financial condition in the event the derivatives clearinghouse is unable to make payments owed to us or return our posted initial margin; (2) jeopardize the effectiveness of derivatives hedging transactions; and (3) adversely affect our operations as we may be unable to enter into certain derivatives transactions or do so at cost-effective rates.

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

Our profitability may be adversely affected if we are not successful in managing our interest rate risk. Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advances volumes and pricing, MPF volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.

There is substantial uncertainty regarding the replacement of the LIBOR benchmark interest rate, which could adversely affect our business, results of operations, and financial condition. In July 2017, the United Kingdom's Financial Conduct Authority (FCA) announced that it plans to phase out the regulatory oversight of LIBOR interest rate indices by 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee (ARRC) in the United States has proposed SOFR as its recommended alternative to US Dollar (USD) LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. During the third quarter of 2018, certain market participants began moving more aggressively towards the utilization of SOFR as a possible LIBOR replacement through the issuance of debt securities indexed to SOFR. As noted throughout this annual report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to LIBOR (USD LIBOR only). A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021.

We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR prevailing as the most widely adopted replacement reference rate. The market transition away from LIBOR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. Introduction of an alternative reference rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that other alternative reference rates may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted reference rate in place of LIBOR, or what the impact of a possible transition to SOFR or another alternate replacement reference rate will have on our business, financial condition, or results of operations. The potential elimination of LIBOR and transition to SOFR or an alternative reference rate could adversely impact existing financial assets and liabilities indexed to LIBOR, including the effectiveness of existing hedging transactions, which could have an adverse impact on our business, financial condition, and results of operations.

We rely on derivatives to lower our cost of funds and reduce our interest rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms; thus, these derivatives may adversely affect our results of operations. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends on management’s ability to determine the appropriate hedging positions considering: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends on our ability to enter into derivatives with acceptable counterparties, or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding over-the-counter derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings, and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we are subject to various regulatory liquidity requirements, including a contingency liquidity plan designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Our efforts to manage our liquidity position, including carrying out our contingency liquidity plan and the related costs, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

We rely on financial models to manage our market and credit risk, to make business decisions, and for financial accounting and reporting purposes. The impact of financial models and the underlying assumptions used to value financial instruments may have an adverse impact on our financial condition and results of operations. We make significant use of financial models for managing risk. For example, we use models to measure and monitor exposures to interest rate and other market risks, including prepayment risk and credit risk. We also use models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The degree of management judgment in determining the fair value of a financial instrument is dependent on the availability of quoted market prices or observable market parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and their underlying assumptions are based on management's best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to regular validation by independent parties, rapid changes in market conditions could impact the value of our instruments. The use of different models and assumptions, as well as changes in market conditions, could impact our financial condition and results of operations.

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

We rely heavily on information systems and other technology. We rely heavily on information systems and other technology to conduct and manage our business. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we experience a failure or interruption in any of these systems or other technology, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging, and advance activities. Additionally, a failure in or breach of our operational or security systems or infrastructure, or those of third parties with which we do business, including as a result of cyber-attacks, could disrupt our systems or data necessary for the operation of our business and/or result in the disclosure or misuse of confidential or proprietary information, or the unavailability of systems or data that are necessary for the operation of our business. While we have implemented disaster recovery, business continuity, and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. A failure to maintain current technology, systems, and facilities or an operational failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

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

Reliance on FHLBank Chicago as MPF Provider could have a negative impact on our business if FHLBank Chicago were to default on its contractual obligations owed to us. As part of our business, we participate in the MPF Program with FHLBank Chicago. In its role as MPF Provider, FHLBank Chicago provides the infrastructure, operational support, and maintenance of investor relations for the MPF Program and is also responsible for publishing and maintaining the MPF Guides, which include the requirements PFIs must follow in originating or selling and servicing MPF mortgage loans. If FHLBank Chicago changes its MPF Provider role, ceases to operate the MPF Program, or experiences a failure or interruption in its information systems and other technology, our mortgage loan assets could be adversely affected, and we could experience a related decrease in our net interest margin and profitability. In the same way, we could be adversely affected if any of FHLBank Chicago's third-party vendors engaged in the operation of the MPF Program, or investors that purchase mortgages under the MPF Program, were to experience operational or other difficulties that prevent the fulfillment of their contractual obligations.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

Construction of our 95,000 square foot facility was completed during January 2018. We own this property and have relocated our operations to this facility located at 500 SW Wanamaker Road, Topeka, Kansas.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As a cooperative, members own almost all of our Class A Common Stock and Class B Common Stock with the remainder of the capital stock held by former members that are required to retain capital stock ownership to support outstanding advance and mortgage loan activity the former members executed while they were members. However, the portion of our capital stock subject to mandatory redemption is treated as a liability and not as capital, including the capital stock of former members. There is no public trading market for our capital stock.

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 12, 2019, we had 725 stockholders of record and 3,101,670 shares of Class A Common Stock and 11,572,302 shares of Class B Common Stock outstanding, including 17,677 shares of Class A Common Stock and 17,500 shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

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

We anticipate paying stock dividends on Class A Common Stock and Class B Common Stock for the first quarter of 2019 at rates similar to those paid for the fourth quarter of 2018. Historically, dividend levels have been influenced by several factors, including the following objectives: (1) moving dividend rates gradually over time; (2) having dividends reflective of the level of current short‑term interest rates; and (3) managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Item 6: Selected Financial Data

Table 7 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 7

	12/31/2018	12/31/2017	12/31/2016	12/31/2015	12/31/2014
Statement of Condition (as of period end):
Total assets	$47,715,256	$48,076,605	$45,216,749	$44,426,133	$36,853,977
Investments[1]	10,305,382	13,998,599	13,609,653	13,606,080	9,620,399
Advances	28,730,113	26,295,849	23,985,835	23,580,371	18,302,950
Mortgage loans, net[2]	8,410,462	7,286,397	6,640,725	6,390,708	6,230,172
Total liabilities	45,261,004	45,570,502	43,254,301	42,584,381	35,268,710
Deposits	473,820	461,769	598,931	759,366	595,775
Consolidated obligation discount notes, net[3]	20,608,332	20,420,651	21,775,341	21,813,446	14,219,612
Consolidated obligation bonds, net[3]	23,966,394	24,514,468	20,722,335	19,866,034	20,221,002
Total consolidated obligations, net[3]	44,574,726	44,935,119	42,497,676	41,679,480	34,440,614
Mandatorily redeemable capital stock	3,597	5,312	2,670	2,739	4,187
Total capital	2,454,252	2,506,103	1,962,448	1,841,752	1,585,267
Capital stock	1,524,537	1,640,039	1,226,675	1,208,947	974,041
Total retained earnings	914,022	840,406	735,196	651,782	627,133
Accumulated other comprehensive income (loss) (AOCI)	15,693	25,658	577	(18,977)	(15,907)
Statement of Income (for the year ended):
Net interest income	271,197	270,008	257,184	239,680	225,165
(Reversal) provision for credit losses on mortgage loans	27	(186)	(109)	(1,909)	(1,615)
Other income (loss)	(12,847)	15,987	(13,830)	(80,089)	(55,850)
Other expenses	69,108	67,036	63,706	57,762	53,143
Income before assessments	189,215	219,145	179,757	103,738	117,787
AHP	18,944	21,934	17,984	10,378	11,783
Net income	170,271	197,211	161,773	93,360	106,004
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	399	267	291	296	299
Dividends paid in stock[4]	96,256	91,734	78,068	68,415	45,904
Weighted average dividend rate[5]	6.13%	5.77%	5.29%	5.26%	4.22%
Dividend payout ratio[6]	56.77%	46.65%	48.44%	73.60%	43.59%
Return on average equity	6.82%	8.18%	7.45%	4.78%	6.29%
Return on average assets	0.31%	0.37%	0.33%	0.21%	0.30%
Average equity to average assets	4.62%	4.55%	4.47%	4.45%	4.82%
Net interest margin[7]	0.50%	0.51%	0.53%	0.55%	0.64%
Total capital ratio[8]	5.14%	5.21%	4.34%	4.14%	4.30%
Regulatory capital ratio[9]	5.12%	5.17%	4.34%	4.19%	4.36%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.

[2]	The allowance for credit losses on mortgage loans was $812,000, $1,208,000, $1,674,000, $1,972,000, and $4,550,000 as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 17 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $229,000, $195,000, $79,000, $39,000, and $40,000 for the years ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

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

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our audited financial statements and related notes presented under Item 8 of this report. Our MD&A includes the following sections:

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

Net income for the year ended December 31, 2018 was $170.3 million compared to $197.2 million for the year ended December 31, 2017. The $26.9 million, or 13.7 percent, decrease in net income for the year ended December 31, 2018 compared to the prior year was due largely to a $30.8 million decline in net fair value of trading securities and derivatives. The fair value net losses on trading securities were due mostly to increases in mortgage and U.S. Treasury interest rates and were partially offset by positive fair value fluctuations on some interest rate swaps caused by the increase in LIBOR between periods. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities can be found in "Results of Operations" under this MD&A.

Net interest income for the year ended December 31, 2018 was $271.2 million compared to $270.0 million for the year ended December 31, 2017. The $1.2 million increase in net interest income for the year ended December 31, 2018 when compared to the same period in 2017 was due mostly to an increase in interest-earning assets, despite the rising cost of holding liquidity caused by the increase in short-term interest rates. Net interest margin declined by one basis point for the year ended December 31, 2018 compared to the prior year due to an increase in average funding cost driven by the volatility in short-term interest rates, which also caused a decline in net interest spread of four basis points for the same period. Detailed discussion relating to the fluctuations in net interest income can be found in "Results of Operations" under this MD&A.

Total assets declined $0.4 billion, or 0.8 percent, from December 31, 2017 to December 31, 2018 despite increases in the end-of-period balances of advances and mortgage loans. Average interest-earning assets increased $0.9 billion, or 1.7 percent, for the year ended December 31, 2018 due to continued growth in the average balances of mortgage loans along with a higher level of investment securities, partially offset by a decrease of $1.7 billion in the average balance of advances (see Table 12 in "Results of Operations" under this MD&A). The increase in mortgage loans was attributed in large part to continued production from our top five PFIs and also due to attractive pricing of the MPF Program relative to other mortgage purchase programs. The decline in the average balance of advances resulted from the change in the relationship between our funding costs and other short-term rates, which led to short-term advance rates becoming less attractive relative to the rate on excess reserves at the Federal Reserve.

Total liabilities decreased $0.3 billion, or 0.7 percent, from December 31, 2017 to December 31, 2018. This decrease was attributable to a $0.5 billion decrease in consolidated obligation bonds, partially offset by a $0.2 billion increase in discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR or other indices. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Market Trends" and "Financial Condition" under this MD&A.

Total capital declined $51.9 million, or 2.1 percent, between periods primarily due to an increase in stock redemptions and a corresponding reduction in stock issuances caused by the decline in average advance utilization. The decline in net income resulted in a decrease in return on average equity (ROE), from 8.18 percent for the year ended December 31, 2017 to 6.82 percent for the year ended December 31, 2018.

Dividends paid to members totaled $96.7 million for the year ended December 31, 2018 compared to $92.0 million for the prior year. From December 31, 2017 to December 31, 2018, the dividend rate for Class A Common Stock increased to 2.00 percent from 1.25 percent and the dividend rate for Class B Common Stock increased to 7.25 percent from 6.50 percent. The weighted average dividend rate for the year ended December 31, 2018 was 6.13 percent, which represented a dividend payout ratio of 56.8 percent, compared to a weighted average dividend rate of 5.77 percent and a payout ratio of 46.7 percent for the year ended December 31, 2017. Differences in the weighted average dividend rates between periods are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods and the increases in the dividend rates. Other factors impacting the outstanding stock class mix during 2018 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 7).

Our strategic business plan is structured in such a way that our business activities are intended to achieve our mission consistent with the FHFA’s CMA guidance. Our CMA ratio was 74 percent for 2018, as computed under the CMA ratio definition previously in effect. We intend to manage our balance sheet with the goal of maintaining a CMA ratio, as computed under the new definition implement in 2019, within a range of 70 to 80 percent. However, this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, so it is possible that we will be unable to maintain this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 8 presents selected market interest rates as of the dates or for the periods shown.

Table 8

Market Instrument	Average Rate	Average Rate	12/31/2018	12/31/2017
	2018	2017	Ending Rate	Ending Rate
Federal funds effective rate[1]	1.83%	1.00%	2.40%	1.33%
Federal Reserve interest rate on excess reserves[1]	1.88	1.10	2.40	1.50
3-month U.S. Treasury bill[1]	1.96	0.94	2.36	1.38
3-month LIBOR[1]	2.31	1.26	2.81	1.69
2-year U.S. Treasury note[1]	2.53	1.39	2.51	1.89
5-year U.S. Treasury note[1]	2.75	1.91	2.53	2.21
10-year U.S. Treasury note[1]	2.91	2.33	2.70	2.41
30-year residential mortgage note rate[2]	4.80	4.22	4.84	4.22

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate obtained from Bloomberg.

During 2018, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates and LIBOR remained relatively stable. The yield curve has flattened, which makes shorter-term debt more expensive relative to longer-term structures. The Federal Open Market Committee (FOMC) increased the overnight Federal funds rate four times during 2018, citing sustained expansion of economic activity, a strong labor market, and inflation near the two percent target as support for the most recent increase. During the January 2019 meeting, the FOMC maintained the target Federal funds rate, citing certain risks and uncertainties in the economic outlook despite reporting generally positive economic indicators. The FOMC also confirmed its intention to continue reducing the reinvestment of principal payments from its holdings of GSE debt, GSE MBS, and U.S. Treasury securities, with the goal of holding only the level of securities necessary to implement monetary policy efficiently and effectively, relative to the level of bank reserves. We issue debt at a spread above U.S. Treasury securities; as a result, higher interest rates increase the cost of issuing FHLBank consolidated obligations and increase the cost of advances to our members and housing associates. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

In July 2017, the Chief Executive of the FCA, which has regulated LIBOR since April 2013, announced the FCA’s intention to cease sustaining LIBOR after 2021. In response, the FRB convened the ARRC to identify a set of alternative reference interest rates for possible use as market benchmarks. The ARRC has identified SOFR as such an alternative rate and the Federal Reserve Bank of New York began publishing SOFR rates in the second quarter of 2018. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Many of our assets and liabilities are indexed to LIBOR. We are currently evaluating the impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the replacement. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR subsequent to December 31, 2018 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021.

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. We believe that recent regulatory changes to money market funds have resulted in increased demand for some of our debt structures. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; potential policy changes under the current administration; pending regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates additional increases in short-term interest rates; the replacement of LIBOR with another index as previously discussed; and a decline in dealer demand due to regulatory changes related to capital.

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

Given that a derivative qualifies for long haul fair value hedge accounting treatment, the most important element of effectiveness testing is the price sensitivity of the derivative and the hedged item in response to changes in interest rates and volatility as expressed by their effective durations. The effective duration will be influenced mostly by the final maturity and any option characteristics. In general, the shorter the effective duration, the more likely it is that effectiveness testing would fail because of the impact of the short-term LIBOR (or other short-term index) side of the interest rate swap. In this circumstance, the slope criterion is the more likely factor to cause the effectiveness test to fail.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item, changes in the market value of the derivative are reflected in income without any offset. As of December 31, 2018 and 2017, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities and because of the relationship between mortgage rates relative to the interest rate swap curve for the swapped MBS trading securities. See Tables 56 and 57 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of non-MBS and MBS classified as trading securities related to economic hedges was $0.6 billion and $0.8 billion, respectively, as of December 31, 2018, which matches the notional amount of interest rate swaps hedging the GSE debentures and MBS in trading securities on that date. For asset/liability management purposes, our fixed rate GSE debentures and MBS currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 13 through 15 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2018 and 2017, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

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

As of December 31, 2018, we had no fair values that were classified as level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and REO, which were written down to their fair values and considered level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered Level 3 valuations.

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

▪
Individually Evaluated Mortgage Loans - We calculate an allowance for loan loss on individual loans if events or circumstances make it probable that we will not be able to collect all amounts due according to the contractual terms for a subset of the mortgage loans. These mortgage loans are considered collateral dependent, and we have elected to measure individual loan impairment based on collateral value less estimated cost to sell. Collateral value is based on appraisals, if available, or estimated property values using an automated valuation model or housing pricing index. If the collateral value less cost to sell is less than the recorded investment in the loan, the loan is considered impaired. The excess of the recorded investment in the loan over the loan’s collateral value less cost to sell is charged off if the loan is over 180 days delinquent or in bankruptcy. If a loan has been individually evaluated for impairment, it is excluded from the loan population for which a collective allowance is estimated.

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

Credit products - We have never experienced a credit loss on an advance. Based upon the collateral held as security, our credit extension and collateral policies, credit analysis and repayment history, we currently do not anticipate any credit losses on advances and have not recorded an allowance for losses on advances. We are required by statute to obtain and maintain security interests in sufficient collateral on advances to protect against losses, and to accept as collateral on such advances only certain qualified types of collateral, which are primarily U.S. government, U.S. Treasury obligation or GSE securities, certain residential mortgage loans, deposits in the FHLBank, and other real estate related assets. See Item 1 – “Business – Advances” for a more detailed discussion of collateral.

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

Results of Operations
Earnings Analysis: Table 9 presents changes in the major components of our net income (dollar amounts in thousands):

Table 9

	Increase (Decrease) in Earnings Components
	2018 vs. 2017		2017 vs. 2016
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$425,031	51.1%	$251,541	43.3%
Total interest expense	423,842	75.4	238,717	73.8
Net interest income	1,189	0.4	12,824	5.0
(Reversal) provision for credit losses on mortgage loans	213	114.5	(77)	(70.6)
Net interest income after mortgage loan loss provision	976	0.4	12,901	5.0
Net gains (losses) on trading securities	(28,824)	(416.9)	20,623	150.4
Net gains (losses) on derivatives and hedging activities	(1,946)	(156.3)	10,382	89.3
Other non-interest income	1,936	18.8	(1,188)	(10.3)
Total other income (loss)	(28,834)	(180.4)	29,817	215.6
Operating expenses	1,494	2.7	1,833	3.5
Other non-interest expenses	578	4.8	1,497	14.1
Total other expenses	2,072	3.1	3,330	5.2
AHP assessments	(2,990)	(13.6)	3,950	22.0
NET INCOME	$(26,940)	(13.7)%	$35,438	21.9%

Table 10 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 10

	Year Ended December 31,
	2018		2017		2016
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$361,563	28.8%	$214,239	25.7%	$145,358	25.0%
Advances	637,203	50.7	402,071	48.3	229,904	39.6
Mortgage loans held for portfolio	256,698	20.4	214,388	25.8	203,916	35.1
Other	1,545	0.1	1,280	0.2	1,259	0.3
TOTAL INTEREST INCOME	$1,257,009	100.0%	$831,978	100.0%	$580,437	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2018 was $170.3 million compared to $197.2 million for the year ended December 31, 2017. The $26.9 million, or 13.7 percent, decrease in net income for the year ended December 31, 2018 compared to the prior year was due largely to a $30.8 million decline in net fair value of trading securities and derivatives. The fair value net losses on trading securities were due mostly to increases in mortgage and U.S. Treasury interest rates during 2018, which were partially offset by the positive fair value fluctuations on some interest rate swaps caused by the increase in LIBOR between periods. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities can be found in this section under the heading "Net Gains (Losses) on Derivatives and Hedging Activities" and "Net Gains (Losses) On Trading Securities." Other expenses increased by $2.1 million from December 31, 2017 to December 31, 2018 largely due to increased software expense and depreciation associated with our new office building, also discussed in greater detail below under the heading "Operating Expenses." The impact of the fair value declines and increase in expenses was partially offset by a $1.2 million increase in net interest income and net gains of $1.6 million on the sale of held-to-maturity securities that had recovered a substantial portion of the principal outstanding at acquisition and were sold for efficiency purposes. The decline in net income resulted in a decrease in ROE, from 8.18 percent for the year ended December 31, 2017 to 6.82 percent for the year ended December 31, 2018. Dividends paid to members totaled $96.7 million for the year ended December 31, 2018 compared to $92.0 million for the prior year.

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

Net Interest Income: Net interest income for the year ended December 31, 2018 was $271.2 million compared to $270.0 million for the year ended December 31, 2017. The $1.2 million increase in net interest income for the year ended December 31, 2018 when compared to the prior year was due mostly to an increase in interest-earning assets, despite the rising cost of holding liquidity caused by the increase in short-term interest rates. Net interest margin declined by one basis point for the year ended December 31, 2018 compared to the prior year due to an increase in average funding cost driven by the volatility in short-term interest rates, which also caused a decline in net interest spread of four basis points for the same period (see Table 11). The increase in net interest income for the year ended December 31, 2017 compared to the year ended December 31, 2016 was a result of a result of growth in advances, mortgage loans, and investments, combined with a reduction in long-term debt costs resulting from the refinancing of debt during the decline in rates in the last half of 2016 which partially offset the increase in the cost of debt resulting from the increase in market interest rates in 2017.

The average yield on total investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, increased from 1.50 percent for the year ended December 31, 2017 to 2.26 percent for the year ended December 31, 2018. The 76 basis point increase was a result of the increase in short-term interest rates and growth in higher-yielding fixed rate multi-family GSE MBS, along with the upward repricing of indices associated with variable rate instruments. The average yield on total investments increased from 1.17 percent for the year ended December 31, 2016 to 1.50 percent for the year ended December 31, 2017, due to increases in short-term interest rates paid on interest-bearing deposits, Federal funds sold, and reverse repurchase agreements. The increase in long-term interest rates and indices related to variable rate instruments increased yields as variable rate securities repriced upwards and we purchased long-term securities with yields reflecting higher market interest rates.

The average yield on advances increased 86 basis points, from 1.27 percent for the year ended December 31, 2017 to 2.13 percent for the year ended December 31, 2018 due to continued increases in short-term interest rates primarily due to FOMC policy changes, which adjusted variable rate advances upward and positively impacted the net interest settlements on swapped advances. The average yield on advances increased 49 basis points, from 0.78 percent for the year ended December 31, 2016 to 1.27 percent for the year ended December 31, 2017 due also to increases in short-term interest rates. The average balance of advances decreased $1.7 billion, or 5.4 percent from the year ended December 31, 2017 compared to the year ended December 31, 2018. A portion of the growth in average advances over the past few years has resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. As short-term advance rates increase, the ability to profitably utilize advances in this manner declines, which causes advance balances to decline.

The average yield on mortgage loans increased 17 basis points, from 3.11 percent for the year ended December 31, 2017 to 3.28 percent for the year ended December 31, 2018 as a result of an increase in production at higher rates and a decrease in premium amortization. The average yield on mortgage loans decreased three basis points, from 3.14 percent for the year ended December 31, 2016 to 3.11 percent for the year ended December 31, 2017 due to accelerated premium amortization, as prepayments on higher coupon loans increased (yields on interest earning assets decline as premiums are amortized; amortization accelerates as prepayments increase) and reinvestment is typically at a rate lower than the prepaid asset. Average mortgage rates increased between 2016 and 2018, but even in rising rate environments, yields can still decline depending on the rate and premium of the prepaid assets. We purchased newly originated mortgage loans at market rates during the periods. Premium amortization is likely to remain near or slightly lower than current levels, as prepayments tend to slow during periods of relatively stable or rising rates.

The average cost of total consolidated obligations (bonds and discount notes) increased 80 basis points, from 1.12 percent for the year ended December 31, 2017 to 1.92 percent for the year ended December 31, 2018 as a result of increases in rates across all tenors. The average cost of total consolidated obligations increased 41 basis points, from 0.71 percent for the year ended December 31, 2016 to 1.12 percent for the year ended December 31, 2017. During the last half of 2016, we were able to replace some maturing consolidated obligation bonds and called unswapped consolidated obligation bonds at a lower cost, which partially offset the increase in the cost of debt resulting from the increase in market interest rates. For further discussion of how we use bonds and discount notes, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Further, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 13 through 15 under this Item 7), which can distort yields, especially for fixed rate trading investments that are swapped to a variable rate.

Table 11 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	2018			2017			2016
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$762,346	$14,957	1.96%	$417,175	$4,204	1.01%	$482,592	$1,873	0.39%
Securities purchased under agreements to resell	3,571,355	71,298	2.00	2,323,216	23,937	1.03	2,501,676	11,975	0.48
Federal funds sold	2,229,989	40,306	1.81	2,716,688	27,994	1.03	1,414,453	5,743	0.41
Investment securities[1,2]	9,401,909	235,002	2.50	8,864,480	158,104	1.78	8,011,744	125,767	1.57
Advances[2,3]	29,899,634	637,203	2.13	31,605,448	402,071	1.27	29,497,498	229,904	0.78
Mortgage loans[2,4,5]	7,816,191	256,698	3.28	6,891,057	214,388	3.11	6,491,021	203,916	3.14
Other interest-earning assets	46,113	1,545	3.35	29,530	1,280	4.33	23,075	1,259	5.46
Total earning assets	53,727,537	1,257,009	2.34	52,847,594	831,978	1.57	48,422,059	580,437	1.20
Other non-interest-earning assets	357,122			204,665			120,888
Total assets	$54,084,659			$53,052,259			$48,542,947

Interest-bearing liabilities:
Deposits	$560,819	8,912	1.59	$486,747	3,371	0.69	$595,593	1,009	0.17
Consolidated obligations[2]:
Discount Notes	24,713,789	451,380	1.83	26,811,378	237,019	0.88	27,181,055	93,052	0.34
Bonds	25,988,893	524,255	2.02	23,038,357	320,895	1.39	18,113,580	228,842	1.26
Other borrowings	44,565	1,265	2.84	19,257	685	3.56	8,722	350	4.01
Total interest-bearing liabilities	51,308,066	985,812	1.92	50,355,739	561,970	1.11	45,898,950	323,253	0.71
Capital and other non-interest-bearing funds	2,776,593			2,696,520			2,643,997
Total funding	$54,084,659			$53,052,259			$48,542,947

Net interest income and net interest spread[6]		$271,197	0.42%		$270,008	0.46%		$257,184	0.49%

Net interest margin[7]			0.50%			0.51%			0.53%

[1]
The non-credit portion of the other-than-temporary impairment (OTTI) discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

[2]	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $6.1 million, $5.7 million and $5.3 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 12 summarizes changes in interest income and interest expense (in thousands):

Table 12

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income:
Interest-bearing deposits	$5,014	$5,739	$10,753	$(286)	$2,617	$2,331
Securities purchased under agreements to resell	17,253	30,108	47,361	(912)	12,874	11,962
Federal funds sold	(5,741)	18,053	12,312	8,333	13,918	22,251
Investment securities	10,090	66,808	76,898	14,185	18,152	32,337
Advances	(22,785)	257,917	235,132	17,485	154,682	172,167
Mortgage loans	29,914	12,396	42,310	12,462	(1,990)	10,472
Other assets	602	(337)	265	311	(290)	21
Total earning assets	34,347	390,684	425,031	51,578	199,963	251,541
Interest Expense:
Deposits	583	4,958	5,541	(216)	2,578	2,362
Consolidated obligations:
Discount notes	(19,895)	234,256	214,361	(1,283)	145,250	143,967
Bonds	45,191	158,169	203,360	66,850	25,203	92,053
Other borrowings	743	(163)	580	379	(44)	335
Total interest-bearing liabilities	26,622	397,220	423,842	65,730	172,987	238,717
Change in net interest income	$7,725	$(6,536)	$1,189	$(14,152)	$26,976	$12,824

[1]
Changes in interest income and interest expense not identifiable as either volume-related or rate-related have been allocated to volume and rate based upon the proportion of the absolute value of the volume and rate changes.

[2]
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this annual report may not produce the same results.

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

As reflected in Tables 13 through 15, the majority of the derivative net unrealized gains and losses are related to economic hedges, such as interest rate swaps matched to GSE debentures or MBS classified as trading securities and interest rate caps and floors, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. Ineffectiveness on fair value hedges contributes to unrealized gains and losses on derivatives, but to a lesser degree. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be primarily a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rate swaps that are economic hedges of fixed rate GSE MBS held in trading) and the Overnight Indexed Swap (OIS) curve and U.S. Treasury rates (interest rate swaps that are economic hedges of fixed rate U.S. Treasury obligations held in trading). Tables 13 through 15 present the earnings impact of derivatives and hedging activities by financial instrument:

Table 13

	2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(3,881)	$—	$(403)	$—	$—	$—	$(4,284)
Net interest received (paid)	9,653	474	—	12	(5,178)	—	4,961
Subtotal	5,772	474	(403)	12	(5,178)	—	677
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(4,450)	(2,091)	—	—	251	—	(6,290)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	(333)	15,847	—	—	(4,061)	—	11,453
Interest rate caps	—	33	—	—	—	—	33
Mortgage delivery commitments	—	—	(1,642)	—	—	—	(1,642)
Discount note commitments	—	—	—	70	—	—	70
Economic hedges – net interest received (paid)	(2)	(4,172)	—	—	(1,302)	—	(5,476)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(1,339)	(1,339)
Subtotal	(4,785)	9,617	(1,642)	70	(5,112)	(1,339)	(3,191)
Net impact of derivatives and hedging activities	987	10,091	(2,045)	82	(10,290)	(1,339)	(2,514)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(20,082)	—	—	—	—	(20,082)
TOTAL	$987	$(9,991)	$(2,045)	$82	$(10,290)	$(1,339)	$(22,596)

Table 14

	2017
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,381)	$—	$(1,577)	$—	$—	$—	$(6,958)
Net interest received (paid)	(43,547)	(9,271)	—	(15)	14,514	—	(38,319)
Subtotal	(48,928)	(9,271)	(1,577)	(15)	14,514	—	(45,277)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	(486)	(2,589)	—	(36)	(741)	—	(3,852)
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	15,448	—	—	3,965	—	19,413
Interest rate caps	—	(3,848)	—	—	—	—	(3,848)
Mortgage delivery commitments	—	—	2,207	—	—	—	2,207
Economic hedges – net interest received (paid)	—	(20,147)	—	—	5,004	—	(15,143)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(22)	(22)
Subtotal	(486)	(11,136)	2,207	(36)	8,228	(22)	(1,245)
Net impact of derivatives and hedging activities	(49,414)	(20,407)	630	(51)	22,742	(22)	(46,522)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	5,863	—	—	—	—	5,863
TOTAL	$(49,414)	$(14,544)	$630	$(51)	$22,742	$(22)	$(40,659)

Table 15

	2016
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Impact of derivatives and hedging activities in net interest income:
Net amortization/accretion of hedging activities	$(5,867)	$—	$(2,189)	$—	$—	$(8,056)
Net interest received (paid)	(85,793)	(11,878)	—	(67)	31,559	(66,179)
Subtotal	(91,660)	(11,878)	(2,189)	(67)	31,559	(74,235)
Net gains (losses) on derivatives and hedging activities:
Fair value hedges:
Interest rate swaps	6,858	(340)	—	(270)	(521)	5,727
Economic hedges – unrealized gains (losses) due to fair value changes:
Interest rate swaps	—	37,734	—	(4)	(14,099)	23,631
Interest rate caps	—	(956)	—	—	—	(956)
Mortgage delivery commitments	—	—	(952)	—	—	(952)
Economic hedges – net interest received (paid)	—	(43,803)	—	4	4,722	(39,077)
Subtotal	6,858	(7,365)	(952)	(270)	(9,898)	(11,627)
Net impact of derivatives and hedging activities	(84,802)	(19,243)	(3,141)	(337)	21,661	(85,862)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(14,862)	—	—	—	(14,862)
TOTAL	$(84,802)	$(34,105)	$(3,141)	$(337)	$21,661	$(100,724)

For the years ended December 31, 2018 and 2017, net unrealized gains and losses on derivatives and hedging activities decreased net income by $3.2 million and $1.2 million, respectively. Net interest paid of $5.5 million and $15.1 million on economic interest rate swaps for the years ended December 31, 2018 and 2017, respectively, drove the net loss between periods, although changes in the LIBOR swap curve over the respective periods resulted in positive fair value fluctuations on many of our derivatives and resulted in the decrease of $9.6 million in net interest settlements year over year. We also experienced unrealized fair value losses on basis swaps economically hedging consolidated obligations caused by widening between one- and three-month LIBOR in early 2018 that resulted in unrealized fair value losses of $4.1 million for the year ended December 31, 2018. The majority of these basis swaps were indexed to three-month LIBOR on the pay side and indexed to one-month LIBOR on the receive side. As a result, the divergence in those rates caused a decline in the fair value of the swap. We experienced unrealized fair value losses on the interest rate swaps indexed to OIS hedging U.S. Treasury obligations, as OIS declined towards the end of the year relative to the rates at inception. These fluctuations were offset by unrealized gains for the year ended December 31, 2018 attributable to the swapped U.S. Treasury obligations, which are recorded in net gains (losses) on trading securities. The unrealized gains on our interest rate swaps matched to GSE debentures were a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized losses for the years ended December 31, 2018 and 2017 attributable to the swapped GSE debentures, which are recorded in net gains (losses) on trading securities. Changes in the LIBOR swap curve over the respective periods resulted in positive fair value fluctuations on interest rate swaps hedging multi-family GSE MBS recorded as trading securities, resulting in unrealized gains for all periods presented. We experienced unrealized losses on our fixed rate multi-family GSE MBS investments for the year ended December 31, 2018 compared to unrealized gains in the prior year due to an increase in mortgage-related interest rates between 2017 and 2018. Table 17 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment, by investment type (in thousands):

Table 16

	2018			2017			2016
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(4,552)	$4,408	$(144)	$—	$—	$—	$—	$—	$—
GSE debentures	6,718	(7,356)	(638)	8,369	(4,748)	3,621	24,873	(20,344)	4,529
GSE MBS	13,681	(17,134)	(3,453)	7,079	10,611	17,690	12,861	5,482	18,343
TOTAL	$15,847	$(20,082)	$(4,235)	$15,448	$5,863	$21,311	$37,734	$(14,862)	$22,872

For additional detail regarding gains and losses on trading securities, see Table 17 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 56 and 57 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 13 through 15. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 17 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 17

	2018	2017	2016
Trading securities not hedged:
GSE debentures	$(1,731)	$799	$1,634
U.S. obligation MBS and GSE MBS	(113)	268	(481)
Short-term money market securities	16	(16)	—
Total trading securities not hedged	(1,828)	1,051	1,153
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	4,408	—	—
GSE debentures	(7,356)	(4,748)	(20,344)
GSE MBS	(17,134)	10,611	5,482
Total trading securities hedged on an economic basis with derivatives	(20,082)	5,863	(14,862)
TOTAL	$(21,910)	$6,914	$(13,709)

Our trading portfolio is comprised primarily of variable and fixed rate GSE debentures, fixed rate multi-family GSE MBS, with smaller percentages of variable rate GSE MBS and fixed rate U.S. Treasury obligations. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 16 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. We experienced unrealized losses of $17.1 million on our fixed rate multi-family GSE MBS investments for the year ended December 31, 2018 compared to unrealized gains of $10.6 million in the prior year due to an increase in mortgage-related interest rates between 2017 and 2018. The continued increase in intermediate interest rates resulted in additional unrealized losses on the fixed rate GSE debentures for the year ended December 31, 2018 and the prior year. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities. The gain on the U.S. Treasury obligations was a result of a decrease in U.S. Treasury rates since the acquisition of the securities.

See Tables 56 and 57 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” Approximately two-thirds of our operating expenses consist of compensation and benefits expense. Compensation and benefits expense declined slightly in 2018 compared to 2017 as a result of a decrease in incentive compensation. Compensation and benefits increased in 2017 compared to 2016 due to increases in market salaries in the industry in general and the hiring of additional employees. We expect modest increases in compensation and benefits expense for 2019 in anticipation of hiring for new positions. Other operating expenses increased in 2018 primarily due to software-related costs from planned software implementations and depreciation associated with our new office building, partially offset by the property tax abatement related to the industrial revenue bond financing transaction with Shawnee County on our new building. We expect to remain at or near current levels of other operating expenses for 2019.

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

Our business model is primarily one of holding assets and liabilities to maturity. As such, we believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility or transactions that are considered unpredictable or not routine. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this annual report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges when compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and are recorded in net gains (losses) on derivatives and hedging activities while the net interest settlements on qualifying fair value hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges included in the net gains (losses) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements on economic hedges, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed).

Table 18 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 18

	2018	2017	2016
Net income, as reported under GAAP	$170,271	$197,211	$161,773
AHP assessments	18,944	21,934	17,984
Income before AHP assessments	189,215	219,145	179,757
Derivative (gains) losses[1]	(2,285)	(13,898)	(27,450)
Trading (gains) losses	21,910	(6,914)	13,709
Prepayment fees on terminated advances	(277)	(1,461)	(2,295)
Net (gains) losses on sale of held-to-maturity securities	(1,591)	—	—
Total excluded items	17,757	(22,273)	(16,036)
Adjusted income (a non-GAAP measure)	$206,972	$196,872	$163,721

[1]	Consists of fair value changes on derivatives and hedging activities excluding net interest settlements (see next table) on economic hedges.

Adjusted income increased $10.1 million for the year ended December 31, 2018 compared to the prior year. The increase was attributed primarily to an increase in adjusted net interest income resulting from the increase in LIBOR during 2018, the impact of which is more apparent when net interest settlements of economic hedges are presented with the other components of net interest income because it reflects the impact of LIBOR repricing on both the asset and liability.

Table 19 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 19

	2018	2017	2016
Net interest income, as reported under GAAP	$271,197	$270,008	$257,184
Net interest settlements on economic hedges	(5,476)	(15,143)	(39,077)
Prepayment fees on terminated advances	(277)	(1,461)	(2,295)
Adjusted net interest income (a non-GAAP measure)	$265,444	$253,404	$215,812

Net interest margin, as calculated under GAAP for the period	0.50%	0.51%	0.53%
Adjusted net interest margin (a non-GAAP measure)	0.49%	0.48%	0.45%

Adjusted net interest margin, which is calculated with adjusted net interest income, increased by one basis point for the year ended December 31, 2018 compared to the prior year. Under GAAP, the net interest amount that converts fixed rate investments that are economically swapped to a variable rate is recorded as part of net gains/losses on derivatives and hedging activities rather than net interest income. For the purpose of calculating adjusted net interest margin, these fixed rate investments are considered to be variable rate investments and the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the increase in LIBOR between periods. Under GAAP, an increase in LIBOR causes the spread to tighten between fixed rate assets and variable rate liabilities and therefore causes a decrease in net interest margin.

Table 20 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increases in adjusted ROE between the the prior years are a function of the increases in adjusted net income and the change in the average balances of capital for the periods. Adjusted ROE as a spread to the average overnight Federal funds effective rate decreased during the year ended December 31, 2018 compared to the prior year despite the increases in adjusted ROE for both years due to increases in the target range for the Federal funds effective rate between 2017 and 2018. Adjusted ROE spread for the years ended December 31, 2018, 2017, and 2016 is calculated as follows (dollar amounts in thousands):

Table 20

	2018	2017	2016
Average GAAP total capital for the period	$2,496,609	$2,412,303	$2,171,334
ROE, based upon GAAP net income	6.82%	8.18%	7.45%
Adjusted ROE, based upon adjusted income	8.29%	8.16%	7.54%
Average overnight Federal funds effective rate	1.83%	1.00%	0.39%
Adjusted ROE as a spread to average overnight Federal funds effective rate	6.46%	7.16%	7.15%

Financial Condition
Overall: Total assets declined $0.4 billion, or 0.8 percent, from December 31, 2017 to December 31, 2018 despite increases in the end-of-period balances of advances and mortgage loans. Average interest-earning assets increased $0.9 billion, or 1.7 percent, for the year ended December 31, 2018 due to continued growth in the average balances of mortgage loans, overnight investments, and investment securities, partially offset by a decrease of $1.7 billion in the average balance of advances. The increase in mortgage loans was attributed in large part to continued production from our top five PFIs and utilization of recent program enhancements that provide PFIs with additional funding opportunities. The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. We increased the dividend rates on both our Class A Common Stock and Class B Common Stock twice during 2018, which, combined with the decrease in net income, contributed to the increase in our dividend payout ratio to 56.8 percent for the year ended December 31, 2018, from 46.7 percent for the year ended December 31, 2017.

As a percentage of assets at December 31, 2018 compared to December 31, 2017, the allocation of assets and liabilities remained relatively consistent, including the allocation of consolidated obligation bonds relative to total consolidated obligation discount notes and bonds at December 31, 2018 compared to December 31, 2017. We continue to fund our short-term advances and overnight investments with term and overnight discount notes. The increase in the percentage of advances to total assets was a direct result of the decline in short-term investments at December 31, 2018 compared to December 31, 2017. Table 21 presents the percentage concentration of the major components of our Statements of Condition:

Table 21

	Component Concentration
	12/31/2018	12/31/2017
Assets:
Cash and due from banks	—%	0.6%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	4.1	9.9
Investment securities	17.5	19.2
Advances	60.2	54.7
Mortgage loans, net	17.6	15.2
Other assets	0.6	0.4
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.0%
Consolidated obligation discount notes, net	43.2	42.5
Consolidated obligation bonds, net	50.2	51.0
Other liabilities	0.5	0.3
Total liabilities	94.9	94.8

Capital:
Capital stock outstanding	3.2	3.4
Retained earnings	1.9	1.7
Accumulated other comprehensive income (loss)	—	0.1
Total capital	5.1	5.2
Total liabilities and capital	100.0%	100.0%

Table 22 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 22

	Increase (Decrease) in Components
	12/31/2018 vs. 12/31/2017
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(252,990)	(94.4)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(2,807,372)	(58.7)
Investment securities	(885,845)	(9.6)
Advances	2,434,264	9.3
Mortgage loans, net	1,124,065	15.4
Other assets	26,529	11.7
Total assets	$(361,349)	(0.8)%

Liabilities:
Deposits	$12,051	2.6%
Consolidated obligation discount notes, net	187,681	0.9
Consolidated obligation bonds, net	(548,074)	(2.2)
Other liabilities	38,844	22.4
Total liabilities	(309,498)	(0.7)

Capital:
Capital stock outstanding	(115,502)	(7.0)
Retained earnings	73,616	8.8
Accumulated other comprehensive income (loss)	(9,965)	(38.8)
Total capital	(51,851)	(2.1)
Total liabilities and capital	$(361,349)	(0.8)%
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

Table 23 summarizes advances outstanding by product (dollar amounts in thousands):

Table 23

	12/31/2018		12/31/2017
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,989,165	41.7%	$11,672,583	44.4%
Regular adjustable rate advances	655,000	2.3	275,000	1.0
Adjustable rate callable advances	9,003,675	31.3	7,242,025	27.5
Standard housing and community development advances:
Regular adjustable rate advances	—	—	15,000	0.1
Adjustable rate callable advances	39,252	0.1	84,252	0.3
Total adjustable rate advances	21,687,092	75.4	19,288,860	73.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances	370,838	1.3	187,525	0.7
Regular fixed rate advances	4,310,003	15.0	4,733,715	18.0
Fixed rate callable advances	16,785	0.1	14,455	0.1
Standard housing and community development advances:
Regular fixed rate advances	461,431	1.6	431,540	1.6
Fixed rate callable advances	4,831	—	4,831	—
Total fixed rate advances	5,163,888	18.0	5,372,066	20.4
Convertible:
Standard advance products:
Fixed rate convertible advances	1,150,850	4.0	853,150	3.2
Amortizing:
Standard advance products:
Fixed rate amortizing advances	389,523	1.3	398,293	1.5
Fixed rate callable amortizing advances	15,028	0.1	19,589	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	359,949	1.2	385,559	1.5
Fixed rate callable amortizing advances	11,419	—	7,707	—
Total amortizing advances	775,919	2.6	811,148	3.1
TOTAL PAR VALUE	$28,777,749	100.0%	$26,325,224	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2018 and 2017. The 9.3 percent increase in advance par value from December 31, 2017 to December 31, 2018 (see Table 23) was primarily due to an increase in our adjustable rate callable advances. As of December 31, 2018 and 2017, 63.0 percent and 64.5 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. A portion of the growth in average advances in 2016 and 2017 resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018, the relationship between the interest on excess reserves and other short-term interest rates changed, resulting in a decline in the average balance of short-term advances as the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (primarily one- or three-month LIBOR and, to a much smaller extent, to OIS in late 2018) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 89.8 percent and 88.5 percent of our total advance portfolio as of December 31, 2018 and 2017, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. Subsequent to December 31, 2018, we began swapping fixed rate non-callable advances to SOFR.

Our potential credit risk from advances is concentrated in commercial banks and savings institutions in our four-state district, but also includes potential credit risk exposure to insurance companies, credit unions, housing associates and a small number of non-members. Table 24 presents advances outstanding by borrower type (in thousands):

Table 24

	12/31/2018	12/31/2017
Member advances:
Commercial banks	$14,070,667	$13,761,822
Savings institutions	10,023,201	8,597,082
Insurance companies	2,676,745	2,476,915
Credit unions	1,723,630	1,295,569
CDFI	10,204	4,000
Total member advances	28,504,447	26,135,388

Non-member advances:
Housing associates	212,500	95,085
Non-member borrowers[1]	60,802	94,751
Total non-member advances	273,302	189,836

TOTAL PAR VALUE	$28,777,749	$26,325,224

[1]	Includes former members that have merged into or were acquired by non-members.

Table 25 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. We have rights to collateral with an estimated fair value in excess of the book value of these advances and, therefore, do not expect to incur any credit losses on these advances.

Table 25

	12/31/2018		12/31/2017
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$6,560,000	22.8%	$5,100,000	19.4%
BOKF, N.A.	6,100,000	21.2	5,100,000	19.4
Capitol Federal Savings Bank	2,175,000	7.6	2,175,000	8.2
United of Omaha Life Insurance Co.	813,182	2.8	659,091	2.5
Colorado Federal Savings	625,000	2.2
Mutual of Omaha Bank			655,000	2.5
TOTAL	$16,273,182	56.6%	$13,689,091	52.0%

Table 26 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	2018		2017
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$127,835	20.4%	$66,428	15.0%
MidFirst Bank	100,445	16.0	66,775	15.0
Capitol Federal Savings Bank	61,626	9.8	69,087	15.6
United of Omaha Life Insurance Co.	17,276	2.8	11,112	2.5
Bellco Credit Union	14,090	2.2
American Fidelity Assurance Co.			14,300	3.2
TOTAL	$321,272	51.2%	$227,702	51.3%

[1]	Total advance income by borrower excludes net interest settlements on derivatives hedging the advances as well as prepayment fees received.

See Table 10 for information on the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2018, 2017, and 2016.

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) provide liquidity or other funding; (2) facilitate residential housing finance; or (3) facilitate community lending that may also be secured by state and local government securities. Outstanding letters of credit balances totaled $3.9 billion and $3.4 billion as of December 31, 2018 and 2017, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2018 and 2017, which are noted in Table 24, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2018 was $2.0 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 15.4 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2017 to December 31, 2018. Net mortgage loans as a percentage of total assets increased, from 15.2 percent as of December 31, 2017 to 17.6 percent as of December 31, 2018. Table 10 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2018, 2017, and 2016. Although mortgage loan balances have grown to record levels of over $8 billion and average balances have increased significantly, the percentage of mortgage loan interest income to total interest income has declined. This is predominantly due to an increase in the average yield on advances and the resulting increase in advance interest income, despite a decline in average advance balances as a percentage of average total assets.

Recent growth in mortgage loans held for portfolio is attributed primarily to continued production from our top five PFIs, supported by enhancements to the pricing options available to PFIs. During 2017, we began offering PFIs the option to receive credit enhancement as a one-time upfront fee paid at purchase. Furthermore, recent reductions in the required CE obligation against current and past production may reduce our PFIs' risk-based capital requirements and result in additional MPF portfolio growth. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2018.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. During 2018 and 2017, we had MPF Xtra loan volume of $100.1 million and $206.3 million, respectively. The MPF Government MBS product is a structure where our PFIs sell government loans to FHLBank Chicago that are aggregated and pooled into securities guaranteed by Ginnie Mae. We had volume of $75.1 million and $46.4 million in the MPF Government MBS product during 2018 and 2017, respectively. During 2018, we began offering the MPF Direct product, which provides the PFI the opportunity to sell to Redwood Trust (an entity that is not affiliated with us) for securitization mortgage loans exceeding the FHFA conforming loan limit under the MPF Program structure. We had volume of $1.9 million in MPF Direct during 2018. We receive a counterparty fee from our PFIs for facilitating their participation in these products.

Table 27 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 27

	12/31/2018		12/31/2017
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$570,440	6.9%
FirstBank of Colorado	372,533	4.5	$319,936	4.5%
Tulsa Teachers Credit Union	291,691	3.5	273,744	3.8
Fidelity Bank	253,413	3.1	188,534	2.6
ENT Federal Credit Union	203,048	2.4	198,132	2.8
Mid-America Bank			158,733	2.2
TOTAL	$1,691,125	20.4%	$1,139,079	15.9%

Table 28 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 28

	2018	2017	2016	2015	2014
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$11,198	$16,456	$14,897	$15,878	$20,045
Loans past due 90 days or more and still accruing interest, UPB	7,631	6,031	4,962	7,637	6,367

Allowance for credit losses on mortgage loans:
Beginning balance	$1,208	$1,674	$1,972	$4,550	$6,748
Charge-offs/recoveries[2]	(423)	(280)	(189)	(669)	(583)
Provision (reversal) for mortgage loan losses	27	(186)	(109)	(1,909)	(1,615)
Ending balance	$812	$1,208	$1,674	$1,972	$4,550

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$636	$894	$859	$1,017	$1,304
Interest recognized in income during the period	(493)	(661)	(687)	(813)	(957)
Shortfall	$143	$233	$172	$204	$347

[1]
Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.3 million, $1.5 million, $1.4 million, $1.4 million, and $1.5 million as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that we would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was approximately one basis point or less for the periods ending December 31, 2018, 2017, 2016, 2015, and 2014.

The serious delinquency rate of the mortgage loan portfolio did not materially change from December 31, 2017 to December 31, 2018 (see Table 29). According to the December 31, 2018 Mortgage Bankers Association (MBA) National Delinquency Survey, the weighted average of all conventional residential mortgage loans 90 days or more past due using third quarter MBA data (data is published with a one-quarter lag) was 1.5 percent. This is approximately fifteen times the level of seriously delinquent loans in our mortgage loan portfolio. Table 29 presents delinquency information for the unpaid principal of conventional mortgage loans in our traditional MPF products (dollar amounts in thousands):

Table 29

	12/31/2018	12/31/2017
30 to 59 days delinquent and not in foreclosure	$33,190	$36,689
60 to 89 days delinquent and not in foreclosure	6,453	7,750
90 days or more delinquent and not in foreclosure[1]	6,054	9,399
In process of foreclosure[2]	2,878	4,132
Total conventional mortgage loans delinquent or in process of foreclosure	$48,575	$57,970

Real estate owned (carrying value)	$2,183	$2,539

Serious delinquency rate[3]	0.1%	0.2%

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

Table 30

FICO Score[1]	12/31/2018	12/31/2017
< 620	0.5%	0.5%
620 to < 660	4.0	4.1
660 to < 700	11.9	12.2
700 to < 740	19.8	19.6
>= 740	63.8	63.6
	100.0%	100.0%

Weighted average	750	750

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally, a higher LTV ratio means greater risk of loss in the event of a default and higher loss severity. As noted previously, the maximum LTV for conventional MPF loans is 95 percent, though AHP MPF mortgage loans may have LTVs up to 100 percent. Table 31 provides LTV ratios at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 31

LTV	12/31/2018	12/31/2017
<= 60%	14.3%	14.7%
> 60% to 70%	13.9	14.2
> 70% to 80%	53.2	54.5
> 80% to 90%	9.7	8.6
> 90% to < 100%	8.9	8.0
	100.0%	100.0%

Weighted average	74.7%	74.2%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2018 and 2017. Table 32 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration.

Table 32

	12/31/2018	12/31/2017
Kansas	34.2%	36.9%
Nebraska	20.7	21.3
Colorado	16.1	16.3
Oklahoma	13.4	15.2
California	3.1	1.8
All other	12.5	8.5
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The decrease in the allowance for credit losses as of December 31, 2018 was attributable to a decline in the historical loss rate for the period ending December 31, 2018 compared to December 31, 2017. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 7 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased from December 31, 2017 to December 31, 2018, but the average balance increased $1.6 billion between the same periods due to increases in the average balances of short-term investments and purchases of U.S. Treasury obligations. The increase in short-term investments was intended to supplement earnings and offset upcoming investment maturities while market conditions were favorable. The U.S. Treasury obligations were purchased in anticipation of impending changes to regulatory liquidity requirements and were swapped to OIS. We plan to continue to purchase U.S. Treasury obligations to satisfy the changes to our liquidity requirements as we approach the initial effective date, March 31, 2019 (see Item 1 – "Business – Legislative and Regulatory Developments").

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

Table 33 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 33

	12/31/2018	12/31/2017
Interest-bearing deposits	$669,653	$441,009
Federal funds sold	50,000	1,175,000
Certificates of deposit	—	584,984
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$719,653	$2,200,993

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2018, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout the 2018 fiscal year, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2018, all unsecured investments were rated as investment grade based on NRSROs (see Table 37).

Table 34 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2018 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 34

Domicile of Counterparty	Overnight
Domestic	$669,653
U.S. Branches and agency offices of foreign commercial banks:
Netherlands	50,000
Total U.S. Branches and agency offices of foreign commercial banks	50,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$719,653

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed, with exposure concentrated domestically. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of MBS and GSE debentures. Our RMP restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. We hold fixed and variable rate GSE debentures in our long-term investment portfolio and we generally swap the fixed rate GSE debentures from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gains (losses) on derivatives and hedging activities instead of net interest income. During the last half of 2018, we acquired fixed rate U.S. Treasury obligations and economically swapped these securities from fixed to variable rates. In addition to serving as excellent collateral, U.S. Treasuries also satisfy impending regulatory liquidity requirements (see Item 1 – "Business – Legislative and Regulatory Developments" for additional discussion of the changes to liquidity requirements). We plan to classify future acquisitions of U.S. Treasuries as either trading securities that are economically swapped or available-for-sale securities that are swapped in qualifying fair value hedging relationships.

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of December 31, 2018, the amortized cost of our MBS portfolio represented 286 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the year ended December 31, 2018.

As of December 31, 2018, we held $4.4 billion of par value in MBS in our held-to-maturity portfolio, $1.8 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2018 expire no later than 2021 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $0.8 billion and $0.9 billion as of December 31, 2018 and 2017, respectively. We were not required to purchase any bonds under these agreements during 2018 or 2017. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

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

See Note 4 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 35 (in thousands).

Table 35

	12/31/2018	12/31/2017	12/31/2016
Trading securities:
Certificates of deposit	$—	$584,984	$—
U.S. Treasury obligations	252,377	—	—
GSE debentures	1,000,495	1,353,083	1,563,351
Mortgage-backed securities:
U.S. obligation MBS	467	580	690
GSE MBS	897,774	930,768	938,747
Total trading securities	2,151,113	2,869,415	2,502,788
Available-for-sale securities:
GSE MBS	1,725,640	1,493,231	1,091,721
Total available-for-sale securities	1,725,640	1,493,231	1,091,721
Held-to-maturity securities:
State or local housing agency obligations	86,430	89,830	105,780
Mortgage-backed securities:
U.S. obligation MBS	109,866	127,588	36,331
GSE MBS	4,260,577	4,561,839	4,250,547
Private-label residential MBS	—	77,568	109,566
Total held-to-maturity securities	4,456,873	4,856,825	4,502,224
Total securities	8,333,626	9,219,471	8,096,733

Interest-bearing deposits	670,660	442,682	387,920

Federal funds sold	50,000	1,175,000	2,725,000

Securities purchased under agreements to resell	1,251,096	3,161,446	2,400,000
TOTAL INVESTMENTS	$10,305,382	$13,998,599	$13,609,653

The contractual maturities of our investments are summarized by security type in Table 36 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 36

	12/31/2018
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$—	$252,377	$—	$—	$252,377
GSE debentures	600,496	108,242	291,757	—	1,000,495
Mortgage-backed securities:
U.S. obligation MBS	—	—	467	—	467
GSE MBS	—	—	841,312	56,462	897,774
Total trading securities	600,496	360,619	1,133,536	56,462	2,151,113
Yield on trading securities	2.31%	2.90%	2.84%	3.20%
Available-for-sale securities:
GSE MBS	—	138,065	1,587,575	—	1,725,640
Total available-for-sale securities	—	138,065	1,587,575	—	1,725,640
Yield on available-for-sale securities	—%	2.07%	2.77%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	86,430	86,430
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	109,866	109,866
GSE MBS	—	395,684	1,332,549	2,532,344	4,260,577
Total held-to-maturity securities	—	395,684	1,332,549	2,728,640	4,456,873
Yield on held-to-maturity securities	—%	1.78%	2.43%	2.32%

Total securities	600,496	894,368	4,053,660	2,785,102	8,333,626
Yield on total securities	2.31%	2.27%	2.68%	2.34%

Interest-bearing deposits	670,660	—	—	—	670,660

Federal funds sold	50,000	—	—	—	50,000

Securities purchased under agreements to resell	1,251,096	—	—	—	1,251,096
TOTAL INVESTMENTS	$2,572,252	$894,368	$4,053,660	$2,785,102	$10,305,382

Securities Ratings – Tables 37 and 38 present the carrying value of our investments by rating as of December 31, 2018 and 2017 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 37

	12/31/2018
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$435	$1,007	$669,218	$—	$670,660

Federal funds sold[2]	—	—	50,000	—	50,000

Securities purchased under agreements to resell[3]	—	—	—	1,251,096	1,251,096

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	252,377	—	—	252,377
GSE debentures	—	1,000,495	—	—	1,000,495
State or local housing agency obligations	56,430	30,000	—	—	86,430
Total non-mortgage-backed securities	56,430	1,282,872	—	—	1,339,302
Mortgage-backed securities:
U.S. obligation MBS	—	110,333	—	—	110,333
GSE MBS	—	6,883,991	—	—	6,883,991
Total mortgage-backed securities	—	6,994,324	—	—	6,994,324

TOTAL INVESTMENTS	$56,865	$8,278,203	$719,218	$1,251,096	$10,305,382

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.9 million at December 31, 2018.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 38

	12/31/2017
	Carrying Value[1]
	Investment Grade				Below Triple-B	Unrated	Total
	Triple-A	Double-A	Single-A	Triple-B
Interest-bearing deposits[2]	$26	$1,673	$440,983	$—	$—	$—	$442,682

Federal funds sold[2]	—	—	1,175,000	—	—	—	1,175,000

Securities purchased under agreements to resell[3]	—	—	—	—	—	3,161,446	3,161,446

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	384,990	199,994	—	—	—	584,984
GSE debentures	—	1,353,083	—	—	—	—	1,353,083
State or local housing agency obligations	59,830	30,000	—	—	—	—	89,830
Total non-mortgage-backed securities	59,830	1,768,073	199,994	—	—	—	2,027,897
Mortgage-backed securities:
U.S. obligation MBS	—	128,168	—	—	—	—	128,168
GSE MBS	—	6,985,838	—	—	—	—	6,985,838
Private label residential MBS	—	6,977	4,081	24,743	41,335	432	77,568
Total mortgage-backed securities	—	7,120,983	4,081	24,743	41,335	432	7,191,574

TOTAL INVESTMENTS	$59,856	$8,890,729	$1,820,058	$24,743	$41,335	$3,161,878	$13,998,599

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $15.6 million at December 31, 2017.

[2]	Amounts include unsecured credit exposure with original maturities ranging between overnight to 92 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 39 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2018 and 2017 (in thousands). We manage the interest rate risk associated with our fixed rate MBS and non-MBS trading securities as well as our fixed rate MBS available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 56 and 57 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 39

	12/31/2018	12/31/2017
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$652,376	$992,339
Variable rate	600,496	945,728
Non-mortgage-backed securities	1,252,872	1,938,067
Mortgage-backed securities:
Fixed rate	839,726	860,374
Variable rate	58,515	70,974
Mortgage-backed securities	898,241	931,348
Total trading securities	2,151,113	2,869,415
Available-for-sale securities:
Mortgage-backed securities:
Fixed rate	1,725,640	1,493,231
Total available-for-sale securities	1,725,640	1,493,231
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	86,430	89,830
Non-mortgage-backed securities	86,430	89,830
Mortgage-backed securities:
Fixed rate	133,498	180,937
Variable rate	4,236,945	4,586,058
Mortgage-backed securities	4,370,443	4,766,995
Total held-to-maturity securities	4,456,873	4,856,825
TOTAL	$8,333,626	$9,219,471

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2018.

Deposits: Total deposits increased 2.6 percent from December 31, 2017 to December 31, 2018, due to an increase in demand deposits. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2019 if the general level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings. There were no time deposits outstanding as of December 31, 2018 or 2017.

Table 40 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 40

	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$202,147	1.65%	$234,934	0.83%	$329,843	0.25%
Demand deposits	239,314	1.39	232,296	0.53	252,305	0.06
Derivative counterparty collateral deposits	119,358	1.90

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans, and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has variable rates matching the asset index or utilize an interest rate swap to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR, Prime, Treasury bills, or OIS to fund short-term advances and money market investments, adjustable rate advances with indices and resets based on our short-term cost of funds, or as a liquidity risk management tool. We began issuing consolidated obligation bonds indexed to SOFR in the fourth quarter of 2018 in anticipation of a market transition to SOFR as a potential replacement for LIBOR.

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

Total consolidated obligations decreased 0.8 percent from December 31, 2017 to December 31, 2018.The distribution between discount notes and bonds shifted slightly between periods, as discount notes as a percent of total outstanding consolidated obligations increased from 45.4 percent as of December 31, 2017 to 46.2 percent as of December 31, 2018. Bonds decreased from 54.6 percent of total outstanding consolidated obligations as of December 31, 2017 to 53.8 percent as of December 31, 2018. During 2018, we issued floating rate bonds indexed to the U.S. Treasury bill rate rather than issuing floating rate bonds issued to LIBOR or swapping fixed-rate callable bonds to LIBOR, in part to reduce exposure to LIBOR in general as the market prepares to transition away from LIBOR as a reference rate. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, regulatory proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve interest policies and economic outlooks. For a discussion on yields and spreads, see Table 11 under this Item 7 - “Results of Operations.” For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2019 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Borrowings with original maturities of one year or less are considered short-term. Table 41 summarizes short-term borrowings (dollar amounts in thousands):

Table 41

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds with Original Maturities of One Year or Less
	2018	2017	2016	2018	2017	2016
Outstanding at end of the period[1]	$20,649,098	$20,445,225	$21,784,924	$1,265,000	$5,250,000	$5,725,000
Weighted average rate at end of the period[2]	2.35%	1.23%	0.47%	2.39%	1.31%	0.66%
Daily average outstanding for the period[1]	$24,746,689	$26,833,050	$27,190,123	$1,532,082	$6,364,589	$4,438,975
Weighted average rate for the period[2]	1.81%	0.87%	0.33%	1.68%	0.96%	0.48%
Highest outstanding at any month-end[1]	$26,952,174	$27,980,015	$29,235,952	$2,450,000	$7,900,000	$5,725,000

[1]	Par Value

[2]	Computed based on par value and coupon/interest rate

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Derivative Clearing Organization (Clearinghouse) or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the OIS and LIBOR swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

The notional amount of total derivatives outstanding decreased by $0.7 billion, from $13.2 billion at December 31, 2017 to $12.5 billion at December 31, 2018, primarily due to decreases in interest rate swaps hedging the basis risk of consolidated obligation bonds and interest rate caps on GSE MBS, partially offset by increases in firm commitments to issue consolidated obligation discount notes and interest rate swaps hedging fixed rate callable and non-callable consolidated obligation bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 56 and 57 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding decreased 7.0 percent from December 31, 2017 to December 31, 2018, primarily due to a decrease in excess stock (see Table 43), which was partially offset by a moderate increase in activity-based stock required from the correlating increase in advances between years.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member periodically throughout the year. Our current practices include repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis, and exchanging all excess Class B Common Stock over $50 thousand per member for Class A Common Stock on a regular basis. Such exchanges occurred on a weekly basis for the years ended December 31, 2017 and 2018, and in February 2019, we began to conduct such exchanges on a daily basis.

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

The increase in retained earnings from December 31, 2017 to December 31, 2018 is attributed to the net income for the year of $170.3 million, exceeding the $96.7 million payment of dividends in 2018. Dividends increased $4.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017 as a result of increases in the dividend rates paid on both Class A Common Stock and Class B Common Stock as discussed previously. The JCE Agreement provides that, on a quarterly basis, we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. As of December 31, 2018, our level of restricted retained earnings represented approximately 0.41 percent of average outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 42 as of December 31, 2018 and 2017 (dollar amounts in thousands):

Table 42

	2018		2017
	Count	Amount	Count	Amount
Commercial banks	586	$809,211	606	$783,669
Savings institutions	25	466,424	26	538,470
Credit unions	87	113,844	84	185,845
Insurance companies	21	134,565	20	131,850
CDFIs	2	493	2	205
Total GAAP capital stock	721	1,524,537	738	1,640,039
Mandatorily redeemable capital stock	7	3,597	7	5,312
TOTAL REGULATORY CAPITAL STOCK	728	$1,528,134	745	$1,645,351

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends paid to members generally increases as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement, the member is required to purchase Class B Common Stock. We believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock, and alternative investment or borrowing opportunities available to our members.

Table 43 provides a summary of member capital requirements under our current capital plan as of December 31, 2018 and 2017 (in thousands):

Table 43

Requirement	12/31/2018	12/31/2017
Asset-based (Class A Common Stock only)	$157,406	$156,662
Activity-based (additional Class B Common Stock)[1]	1,192,807	1,084,706
Total Required Stock[2]	1,350,213	1,241,368
Excess Stock (Class A and B Common Stock)	177,921	403,983
Total Regulatory Capital Stock[2]	$1,528,134	$1,645,351

Activity-based Requirements:
Advances[3]	$1,285,470	$1,180,392
AMA assets (mortgage loans)[4]	772	952
Total Activity-based Requirement	1,286,242	1,181,344
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	63,971	60,024
Total Required Stock[2]	$1,350,213	$1,241,368

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2018 and 2017.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our Board of Directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”). The dividend payout ratio represents the percentage of net income paid out as dividends. The fluctuations in the dividend payout ratios for recent year-ends (see Table 7 under Item 6 – “Selected Financial Data”) are primarily attributable to the changes in net income due to the volatility of net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities (see this Item 7 – “Results of Operations” for additional discussion).

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2017 and 2018. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 44 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2018:

Table 44

Applicable Rate per Annum	12/31/2018	09/30/2018	06/30/2018	03/31/2018
Class A Common Stock	2.00%	2.00%	1.50%	1.50%
Class B Common Stock	7.25	7.25	6.75	6.75
Weighted Average[1]	6.24	6.32	5.99	6.01
Dividend Parity Threshold:
Average effective overnight Federal funds rate	2.22%	1.92%	1.74%	1.45%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	1.22%	0.92%	0.74%	0.45%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 45 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2017:

Table 45

Applicable Rate per Annum	12/31/2017	09/30/2017	06/30/2017	03/31/2017
Class A Common Stock	1.25%	1.25%	1.00%	1.00%
Class B Common Stock	6.50	6.50	6.50	6.50
Weighted Average[1]	5.78	5.81	5.74	5.73
Dividend Parity Threshold:
Average effective overnight Federal funds rate	1.20%	1.16%	0.95%	0.70%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.20%	0.16%	0.00%	0.00%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

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

We expect to continue paying dividends primarily in the form of capital stock, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2018, 62.1 percent of our capital was capital stock, and 37.9 percent was retained earnings and AOCI. As of December 31, 2017, 65.4 percent of our capital was capital stock, and 34.6 percent was retained earnings and AOCI. As mentioned previously, we were in compliance with our minimum regulatory capital requirements as of December 31, 2018. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 7 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

During the year ended December 31, 2018, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $10.8 billion and $1,036.7 billion, respectively, compared to $18.0 billion and $937.8 billion for the year ended December 31, 2017. The increase in the issuance of discount notes between periods reflects the cumulative effect of using a higher allocation of overnight discount notes in relationship to term discount notes during the year ended December 31, 2018 compared to the prior year. We generally use short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During 2018, we replaced maturing bonds with longer-term fixed and floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes Federal funds sold, interest-bearing demand deposits, certificates of deposit, commercial paper, and reverse repurchase agreements, decreased between periods, from $6.0 billion as of December 31, 2017 to $2.6 billion as of December 31, 2018. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately. We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, GSE MBS, and Agency MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.2 billion and $1.3 billion as of December 31, 2018 and December 31, 2017, respectively. The par value of these MBS was $905.8 million and $921.7 million as of December 31, 2018 and December 31, 2017, respectively. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the year ended December 31, 2018, advance disbursements totaled $394.8 billion compared to $525.2 billion for the prior year. During the year ended December 31, 2018, investment purchases (excluding overnight investments) totaled $4.4 billion compared to $4.2 billion for the prior year. During the year ended December 31, 2018, payments on consolidated obligation bonds and discount notes were $11.4 billion and $1,036.5 billion, respectively, compared to $14.2 billion and $939.2 billion for the prior year, which includes bonds that were called during the year. The increase in payments on discount notes between years primarily reflects the cumulative effect of using a higher allocation of overnight discount notes in relationship to term discount notes during 2018 compared to 2017.

Liquidity Requirements – We are subject to the following metrics for measuring required liquidity: statutory, operational, and contingency liquidity, funding gaps, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a final maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $11.3 billion as of December 31, 2018. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Funding gaps are defined as the difference between our assets and liabilities scheduled to mature during a specific period stated as a percentage of total assets. We are required to maintain a funding gap of negative 10 percent to negative 20 percent for the three-month horizon and negative 25 percent to negative 35 percent for the one-year horizon.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements during 2018. See “Risk Management - Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements. Effective March 31, 2019, new liquidity guidance will require us to maintain sufficient funds to meet our obligations assuming no access to capital markets for an increased period of time, among changes to other liquidity requirements. See Item 1 – "Business – Legislative and Regulatory Developments" for additional discussion of the changes to liquidity requirements.

In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment and short-term advance balances. The weighted average remaining days to maturity of discount notes outstanding decreased to 31 days as of December 31, 2018 from 35 days at December 31, 2017. The weighted average remaining maturity of our short-term liquid investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper, reverse repurchase agreements, and certain interest-bearing deposits), short-term advances (line of credit and advances with original maturities of 90 days or less), and non-earning cash left in our Federal Reserve Bank account was 2 days as of December 31, 2018 and 4 days as of December 31, 2017. The mismatch between discount notes and our short-term liquid investment and short-term advance portfolios decreased from 31 days on December 31, 2017 to 29 days on December 31, 2018 as a result of the decrease in the weighted average remaining days to maturity of discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

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

Contractual Obligations: Table 46 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2018 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 46

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$23,973,850	$8,960,500	$7,910,850	$2,222,650	$4,879,850
Operating leases	448	133	180	135	—
Financing obligation	35,000	—	—	—	35,000
Commitments to fund mortgage loans	101,551	101,551	—	—	—
Advance commitments	160,257	116,475	43,782	—	—
Expected future pension benefit payments	14,519	1,003	2,520	2,576	8,420
Mandatorily redeemable capital stock	3,597	1,798	1	1,798	—
TOTAL	$24,289,222	$9,181,460	$7,957,333	$2,227,159	$4,923,270

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to: (1) provide liquidity to our members at reasonable costs to them; (2) maintain the par value of members’ capital stock; (3) repurchase or redeem members’ capital stock; and (4) maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. Proper identification, assessment and management of risks, complemented by adequate internal controls, enable our stakeholders to have confidence in our ability to meet our housing finance mission, serve our stockholders, earn a profit, compete in the industry, and sustain and prosper over the long term. We maintain comprehensive risk management processes to facilitate, control and monitor risk taking. Periodic reviews by internal and external auditors, FHFA examiners and independent consultants subject our practices to additional scrutiny, further strengthening the process.

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

Our Risk Philosophy Statement, approved by our Board of Directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our Board of Directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. We accept a measured and managed amount of market risk while seeking to manage our risk exposure to business, compliance, credit, liquidity and operations risk to a low residual risk level. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or that we won’t be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management strive to ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions. Our monthly Risk Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within our Risk Appetite Metrics document, which is also approved by our Board of Directors. The Risk Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard Board of Directors involvement.

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

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout the FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 22 business unit risk assessments were completed in 2018 addressing 134 key processes throughout the FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. The results of all risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. Each process level risk is associated with one or more entity level risks to establish a relationship or connection between the top down or entity level risks and the risks managed at the business unit level.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, should be substantial and reflect a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Executive Team, the Strategic Risk Management Committee, the Asset/Liability Committee, the Credit Underwriting Committee, the Market Risk Analysis Committee, the Operations Risk Committee, the Disclosure Committee, and the Technology Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least an annual basis. On a monthly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime.

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

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. Over-the-counter derivative transactions may be either executed with a counterparty (uncleared derivatives) or with an executing broker and cleared through a Futures Commission Merchant (i.e., clearing agent) that acts on our behalf to clear and settle derivative transactions through a Clearinghouse (cleared derivatives).

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2018.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2018.

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

The contractual or notional amount of derivative transactions reflects our involvement in the various classes of financial instruments. The maximum credit risk with respect to derivative transactions is the estimated cost of replacing the derivative transactions if there are defaults, minus the value of any related collateral posted to satisfy the initial margin (if required). Our derivative transactions are subject to variation margin which is derived from the change in market value of the transaction and must be posted by the net debtor on demand. Cleared transactions are subject to initial margin as well as variation margin. The initial margin is intended to protect the Clearinghouse against default of a customer. Initial margin is calculated to cover the potential price volatility of the derivative transaction between the time of the default and the assignment of the transaction to another clearing agent or termination of the transaction. Although the initial margin requirement should decrease over time as the duration and market volatility decrease, it remains outstanding for the life of the transaction; thus, it is possible that we could either have: (1) net credit exposure with a Clearinghouse even if our net creditor position has been fully satisfied by the receipt of variation margin; or (2) net credit exposure with a Clearinghouse despite being the net debtor (i.e., being in a liability position). In determining maximum credit risk, we consider accrued interest receivables and payables as well as the netting requirements to net assets and liabilities.

Tables 47 and 48 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 47

12/31/2018
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$36,000	$14	$—	$14
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	1,225,774	(18,975)	(22,261)	3,286
Cleared derivatives[2]	4,623,289	(4,963)	(36,140)	31,177
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$5,885,063	$(23,924)	$(58,401)	$34,477

[1]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

[2]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated A+ by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A- by S&P as of December 31, 2018. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2018.

Table 48

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

Table 49 presents the fair value of cross-border outstandings as of December 31, 2018 (dollar amounts in thousands):

Table 49

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$50,000	0.1%

Derivative assets:
Net exposure at fair value	(18,961)
Cash collateral held	22,261
Net exposure after cash collateral	3,300	—

TOTAL	$53,300	0.1%

[1]	No foreign country has individual exposure equal to or greater than 0.75 percent of total assets.

[2]	Consists solely of overnight Federal funds sold.

Table 50 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2017 (dollar amounts in thousands).

Table 50

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

Table 51 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2016 (dollar amounts in thousands).

Table 51

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

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. Table 52 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2018 and 2017 (in thousands):

Table 52

	12/31/2018	12/31/2017
Liquid assets[1]	$735,702	$1,885,732
Total qualifying deposits	473,820	461,769
Excess liquid assets over requirement	$261,882	$1,423,963

[1]
Although we have other assets that qualify as eligible investments under the liquidity requirements, only interest-earning deposits, Federal funds sold, and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

FHFA regulations and our RMP require us to maintain contingency liquidity, which is defined as eligible transactions that we may use to meet our liquidity needs for a minimum of five business days without access to the consolidated obligation debt markets. Eligible transactions for meeting the contingency liquidity requirement are defined below. Both the FHFA and our liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual market disruption. We believe that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five business days; however, under extremely adverse market conditions, our ability to meet a significant increase in member advance demand could be impaired if we are denied access to the consolidated obligation debt markets. We complete our contingency liquidity calculation weekly, or more often if deemed necessary. We were in compliance with contingency liquidity requirements at all times during 2018.

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

Table 53 summarizes our compliance with the FHFA’s regulatory requirements and our RMP contingency liquidity requirements as of the most recently available weekly computation dated February 26, 2019 (in thousands):

Table 53

02/26/2019
Sources of Contingency Liquidity:
Marketable assets with a maturity of one year or less	$5,531,919
Self-liquidating assets with a maturity of 7 days or less	8,614,121
Assets that are generally accepted as collateral in the repurchase agreement market	4,401,506
Irrevocable lines of credit	—
Total Sources	18,547,546
Uses of Contingency Liquidity:
20 percent of demand, overnight and certificates of deposit	93,520
100 percent of Federal funds purchased maturing within one week	—
100 percent of consolidated obligations and other borrowings maturing within one week	6,494,767
Less 100 percent of consolidated obligations settling within one week	(1,152,000)
100 percent of consolidated obligations expected to be called within one week	145,000
100 percent of consolidated obligations amortization within one week	—
Total Uses	5,581,287
EXCESS CONTINGENCY LIQUIDITY	$12,966,259

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

In 2018, we managed exposure to operational liquidity risk by maintaining appropriate daily liquidity levels above the thresholds established by our RMP. We were in compliance with the operational liquidity requirements of our RMP at all times during 2018.

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

FHFA liquidity guidelines require that we maintain certain funding gaps, which are defined as the difference between our assets and liabilities scheduled to mature during a specific period stated as a percentage of total assets. We are required to maintain a funding gap of negative 10 percent to negative 20 percent for the three-month horizon and negative 25 percent to negative 35 percent for the one-year horizon.

We calculate our liquidity under these guidelines daily and are required to submit the calculations in a report to the FHFA each Wednesday. Under each of these scenarios, we are allowed to include U.S. Treasury and GSE securities classified as trading securities as available liquidity two days after the day of the report and consider Federal funds sold and money market assets classified as trading securities (commercial paper and certificates of deposit) as available liquidity on the day of the report. We were in compliance with these requirements at all times during 2018.

We generally maintained stable access to the capital markets throughout 2018. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

With respect to advances, letters of credit, standby credit facility commitments, and SBPAs, we are the beneficiary of certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. See Notes 1 and 7 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for our credit products.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2018 and 2017, we were a party to, or participated in, 24 and 25 SBPAs, respectively, in which our aggregate principal and interest commitments were $0.8 billion and $0.9 billion, respectively.

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

The FHFA published an amended stress test rule in the Federal Register to align with the Federal Reserve’s established schedules for Comprehensive Capital Analysis and Review institutions. The final rule amended the stress testing regulation as follows: (1) moves the start date of the stress test cycles from October 1 of a calendar year to January 1 of the following calendar year; (2) requires the FHFA to provide the scenarios no later than 30 days after the FRB publishes its scenarios (expanded from the former 15 days); (3) requires stress tests be completed based on December 31 data (rather than the former requirement of September 30 data); (4) reports on the stress tests are due by August 31 of each year (as opposed to April 30); and (5) the FHLBanks are required to publicly disclose a summary of the severely adverse scenario between November 15 and November 30 (as opposed to between July 15 and July 30). Our stress test results for the severely adverse scenario were posted to our public website as required under the FHFA rule on November 15, 2018.

To manage business and strategic risk, earnings simulations are conducted annually with estimated base-, best- and worst-case scenarios. These earnings simulations are based upon a set of assumptions developed for each of the three scenarios that consider factors such as: the effects of changes in interest rates and spreads, the balances of advances, mortgage loans, and investments, operating expenses, and dividends. The worst-case scenario assumptions typically include a pessimistic interest rate assumption, an overall decline in advance balances of approximately 20 percent due to either a declining economy, the loss of a large borrowing member due to merger or acquisition, or changes in mortgage flow as a result of the declining economy. The Strategic Planning and Member Solutions department monitors key indicators tied to the various scenario assumptions and provides a monthly report to the Executive Committee and the Board of Directors. This key indicator report includes advance balance monitoring for our largest eight members and our overall membership. See Table 25 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

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

For additional discussions of general business risk, legislative and regulatory business risk and strategic business risk, see Item 1A - "Risk Factors."

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

Man-made or Natural Disasters - Business disruption and systems failure due to man-made or natural disasters are managed by having in place at all times a disaster recovery plan, the purpose of which is to provide contingency plans for situations where operations cannot be carried out in their normal manner. We maintain contingency plans which deal with business interruptions lasting for a prolonged period of time. An off-site recovery operations center is also maintained which is an important component of our overall disaster recovery planning effort. The recovery center is maintained on a different power grid and is serviced by another telephone central office than our main headquarters. An on-site power generator supports the site in case of total power failure. The off-site recovery center is also used to store computer equipment, information, supplies, and other resources specifically acquired for business continuity purposes. Comprehensive testing is conducted utilizing the off-site recovery location at least once each year with additional limited tests conducted on a quarterly basis. The disaster recovery plans are reviewed and updated semi-annually with employee emergency contact information updated weekly through our human resource information system. We also have a reciprocal back-up agreement in place with FHLBank Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank Boston’s members. We complete an annual test of this agreement with FHLBank Boston to ensure the process and related systems are functioning properly. We also maintained a funds transfer contingency agreement with the FHLBank Boston that is tested annually, which authorizes either FHLBank Topeka or FHLBank Boston to process wire transfers for the other during a contingency situation.

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

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the FHFA requires that FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this FHFA requirement when applicable.

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2018. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 54 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 54

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2018	2.3	1.3	2.8
09/30/2018	2.9	1.2	1.9
06/30/2018	3.0	0.7	1.9
03/31/2018	3.4	0.5	2.2
12/31/2017	2.4	-1.5	2.9
09/30/2017	2.8	-1.0	2.7
06/30/2017	2.3	-0.4	2.3
03/31/2017	2.2	-1.0	2.3

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2018 decreased slightly in the up 200 and down 200 basis point shock scenarios and increased (trended more positive during 2018) in the base scenario from December 31, 2017. The primary factors contributing to these net changes in duration during the period were: (1) the increase in long-term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including replacing either called or matured long-term unswapped callable consolidated obligation bonds with newly issued bonds with relatively short lock-out periods as conditions permitted and the continued issuance of discount notes funding the growth in short-term advances.

The increase in longer-term interest rates from December 31, 2017 generally lengthens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in long-term interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, higher interest rates indicate a relative decline in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio increased in net outstanding balance, and increased as an overall percentage of total assets, increasing from 15.2 percent of total assets as of December 31, 2017 to 17.6 percent as of December 31, 2018. With this weighting increase, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. With the mortgage loan portfolio continuing to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when our advance balances increase, as they did during 2018, our mortgage loan portfolio effectively decreases as a proportion of our total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a somewhat smaller contribution impact to the overall DOE since DOE is a market value weighted measurement. With the absolute growth in the mortgage loan portfolio during the period, the mortgage loan portfolio increased as a percentage of the market value of the net balance sheet, causing the DOE profile to have a marginally larger impact from the mortgage loan duration profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our market risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New mortgage loans were continually added to the mortgage loan portfolio to replace mortgage loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our established risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were replaced with reissuance of unswapped callable consolidated obligation bonds with relatively short lock-out periods (generally three months to one year). This reissuance continues to favorably position us for potential declines in the interest rate environment. Generally, the maturity or the call of higher rate callable bonds and reissuance of these bonds generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal.

Even though long-term interest rates increased during 2018, we continued to experience prepayments of the fixed rate mortgage loan portfolio. As interest rates fluctuated during 2018, the shorter lock-out periods of the callable bonds plus maturities of non-callable bonds provided the opportunity to refinance a measured amount of our liabilities during this period. The overall increase in long-term interest rates caused the duration profile of the existing portfolio of unswapped callable bonds to lengthen as expected. In addition, the unswapped callable bond portfolio became a slightly larger percentage of the balance sheet as the portfolio expanded during the period and based on the elevated issuance of discount notes in response to the growth in short-term advances and associated capital stock activity. The discount note portfolio level naturally diluted the percentage of outstanding unswapped callable bonds and impacts the weighting of this portfolio as an overall percentage of liabilities. As discussed previously, a portfolio weighting change can alter the impact of a portfolio's overall contribution to net DOE. While the unswapped callable bonds relative weighting led to a slightly larger contribution to DOE, the overall lengthening of the absolute portfolio duration served to magnify the impact of the weighting change. This liability behavior includes the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates in certain shock scenarios. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance of callable bonds in relation to the mortgage portfolios is discussed in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE increase (trended more positive during 2018) in the base scenario.

These factors also contributed to the net DOE decrease in the up 200 basis point interest rate shock scenario. As mentioned previously, as interest rates increased during the period and the unswapped callable bond portfolio lengthened in duration in the base scenario, shocking interest rates by increasing 200 basis points generated only a marginal increase in duration lengthening. In other words, while the options of the longer dated unswapped callable bonds were trending more out-of-the-money with the increase in rates, shocking rates by increasing 200 basis points caused the options to be even more out-of-the-money and quite insensitive to interest rate shocks and relates to the convexity profile mentioned below. Again, this insensitivity to interest rate shocks generates only marginal change in values causing the duration of the portfolio to be quite stable as interest rates increase. As the mortgage loan portfolio contributed only slightly more impact in the up 200 basis point shock scenario, the overall DOE become less positive, or less asset sensitive.

In addition, we purchased $0.2 billion of variable rate multi-family GSE MBS throughout 2018 as allowable according to FHFA regulations. The variable rate GSE MBS purchased were without embedded interest rate caps. We also purchased $0.3 billion of fixed rate multi-family GSE MBS during the period. These fixed rate securities were effectively swapped to LIBOR and impact DOE only slightly since they are reflected as variable rate instruments and are further described in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gain (Loss) on Trading Securities." As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. The relationship of the variable rate GSE MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We did not purchase additional interest rate caps during 2018.

We generally purchase interest rate caps to offset the impact of embedded caps in variable rate GSE MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an offsetting risk response to the risk profile changes in variable rate GSE CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within our established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased interest rate caps, but also the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the variable rate MBS/CMOs.

Convexity is the measure of the exponential change in prices for a given change in interest rates; or more simply stated, it measures the rate of change in duration as interest rates change. When an instrument is negatively convex, price generally increases at a slower pace as interest rates decline. When an instrument’s convexity profile approaches zero, it simply demonstrates that the duration profile is flattening or that the duration is changing at an increasingly slower rate. When an instrument’s convexity profile moves further from zero, the duration profile is steepening and is changing in price at an increasingly faster rate. Duration is a measure of the relative risk of a financial instrument, and the more rapidly duration changes as interest rates change, the riskier the instrument. The variable rate MBS/CMOs have negative convexity as a result of the embedded caps and prepayment options. Additionally, all of our mortgage loans are fixed rate, so they have negative convexity as a result of the prepayment options. We seek to mitigate this negative convexity with purchased options that have positive convexity (interest rate caps) and callable liabilities that have negative convexity (unswapped callable bonds), which offset some or all of the negative convexity risk in our assets. With the changes in current capital market conditions, the relatively low level of interest rates and the general shape of the yield curve, all of which make it challenging to manage our market risk position, we continue to take measured asset/liability actions to stay within established policy limits.

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

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, management implements the Board-approved approach to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2018, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.8 months and -1.0 months for December 31, 2018 and 2017, respectively. Again, as discussed previously, the relative performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

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

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results in an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 55 presents MVE as a percent of TRCS. As of December 31, 2018, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of excess stock as of December 31, 2018 (see Table 43 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the higher MVE as of December 31, 2018. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 55

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2018	167	173	174
09/30/2018	167	174	175
06/30/2018	168	175	174
03/31/2018	164	171	170
12/31/2017	166	168	167
09/30/2017	170	174	175
06/30/2017	169	172	173
03/31/2017	174	176	176

Detail of Derivative Instruments by Type of Instrument by Type of Risk: Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Generally, we designate derivative instruments as either: (1) a fair value hedge of an underlying financial instrument or a forecasted transaction; or (2) an economic hedge used in asset/liability management. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Tables 56 and 57 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 56

12/31/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,647,704	$(1,102)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,150,850	10,028
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	140,475	(670)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,136	(38)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	2,000	(10)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	648,500	(1,199)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	847,284	12,238
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,752,493	40,197
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	1,044
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	101,551	549
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	49,403	—
Firm commitment to issue a discount note	Discount note commitment	Protect against fair value risk	Economic Hedge	525,000	—
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,440,000	9,443
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	680,000	(2,729)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,050)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	470,000	(4,325)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	645,000	(15,406)
TOTAL				$12,497,596	$46,970

Table 57

12/31/2017
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,972,139	$1,639
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	853,150	8,679
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	169,500	(730)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	398,500	(5,674)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	850,799	(1,578)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,484,295	19,139
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	2,344,200	1,011
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	77,585	30
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	985,000	12,652
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	280,000	(2,179)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	45,000	(169)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	430,000	(2,843)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	2,280,000	(11,177)
TOTAL				$13,170,168	$18,800

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-69 of this Form 10‑K.

Audited Financial Statements

Tables 58 and 59 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2018 and 2017 (in thousands):

Table 58

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$350,382	$317,122	$313,712	$275,793
Interest expense	282,207	249,463	244,828	209,314
Net interest income	68,175	67,659	68,884	66,479
(Reversal) provision for credit losses on mortgage loans	372	(391)	16	30
Net interest income after mortgage loan loss provision	67,803	68,050	68,868	66,449
Other non-interest income (loss)	(1,822)	(1,500)	(2,538)	(6,987)
Other non-interest expense	17,722	20,428	15,493	15,465
Assessments	4,831	4,618	5,089	4,406
NET INCOME	$43,428	$41,504	$45,748	$39,591
Table 59

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$236,955	$228,008	$197,078	$169,937
Interest expense	167,823	159,081	131,801	103,265
Net interest income	69,132	68,927	65,277	66,672
(Reversal) provision for credit losses on mortgage loans	10	(171)	20	(45)
Net interest income after mortgage loan loss provision	69,122	69,098	65,257	66,717
Other non-interest income (loss)	1,493	5,461	1,148	7,885
Other non-interest expense	16,872	19,535	15,713	14,916
Assessments	5,380	5,510	5,074	5,970
NET INCOME	$48,363	$49,514	$45,618	$53,716

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

Management, with the participation of the President and CEO, our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

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

Item 9B: Other Information

None.

Item 10: Directors, Executive Officers and Corporate Governance

Executive Officers
Table 60 sets forth certain information regarding each of our executive officers as of the date of this annual report on Form 10-K.

Table 60

Executive Officer	Age	Position Held
Mark E. Yardley	63	President and Chief Executive Officer
Patrick C. Doran	57	EVP/Chief Compliance and Ethics Officer and General Counsel
Sonia R. Betsworth	57	SVP/Chief Administrative Officer
Denise L. Cauthon	55	SVP/Chief Accounting Officer
Joe B. Edwards	62	SVP/Chief Information Officer
Dan J. Hess	53	SVP/Chief Business Officer
Thomas E. Millburn	48	SVP/Chief Audit Executive
William W. Osborn	53	SVP/Chief Financial Officer
Martin L. Schlossman, Jr.	50	SVP/Chief Risk Officer

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

Sonia R. Betsworth became Chief Administrative Officer (CAO) in March 2017, after serving as Interim CAO starting in January 2017. From March 2013 through December 2016, she was Senior Vice President and Chief Credit Officer. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined the FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

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

Directors
The Bank Act (as amended by the Recovery Act) and FHFA regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the FHFA, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the FHFA uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors, and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the FHFA may require from time to time the allocation of additional member director seats. Currently our Board of Directors consists of 18 directors, 10 of whom are member directors and 8 of whom are independent directors. Under the FHFA regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the FHFA to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; and (2) either a resident in our district or serve as an officer or director of a member located in our district. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the FHFA for review. In nominating independent directors, our Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of the nominee, and the skills and experience most likely to add strength to the Board of Directors, among other skills, qualifications and attributes. FHFA regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board of Directors. Pursuant to our Procedures for Identifying and Evaluating Candidates for Independent Directorships and Filling Vacant Directorships, our Board of Directors will consider diversity in nominating independent directors and in electing member directors when the Board of Directors is permitted to elect or appoint member directors in the event of a vacancy, and in evaluating potential director candidates the Board of Directors may also identify appropriate criteria that will promote appropriate diversity on the Board of Directors and help meet FHLBank’s strategic needs, including desired skill sets, experience, residence, ability to devote sufficient time to service on the Board of Directors, ethnicity and/or gender. If our Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our Board of Directors has adopted procedures for the nomination and election of independent directors, consistent with the requirements of the Bank Act and FHFA regulations.

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer. No director or executive officer of the FHLBank has been involved in any legal proceeding during the past ten years that would affect the integrity or ability of such director or nominee to serve in such capacity, including any proceedings identified in Item 401(f) of Regulation S-K.

As of the date of this annual report on Form 10-K, we have 18 directors, 10 of whom are serving directorships as “member directors” (as such term is defined under the Bank Act and as described above) and 8 of whom are serving directorships as “independent directors” (as such term is also defined under the Bank Act and as described above).

On November 13, 2018, Barry Lockard from the state of Nebraska and Douglas E. Tippens from the state of Oklahoma were each deemed elected as member directors. Additionally, on October 4, 2018, Mark W. Schifferdecker, from the state of Kansas, was deemed elected as a member director of FHLBank’s Board of Directors. Each of the directors elected in 2018 will serve four-year terms expiring December 31, 2022.

Table 61 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 61

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Milroy A. Alexander	69	Independent	January 2015	December 2020	(a), (b), (c), (e) Chair
Robert E. Caldwell, II	48	Independent	January 2004	December 2022	(a), (b), (c) Vice Chair
G. Bridger Cox	66	Member	January 2011	December 2019	(b), (c) Chair
Andrew C. Hove, Jr.	84	Independent	April 2007	December 2021	(d), (e)
Michael B. Jacobson	65	Member	January 2012	December 2019	(a), (c), (f) Chair
Holly Johnson	55	Independent	January 2016	December 2019	(a), (f)
Jane C. Knight	75	Independent	January 2004	December 2022	(d), (e)
Barry Lockard	53	Member	January 2019	December 2022	(e), (f)
Richard S. Masinton	77	Independent	April 2007	December 2021	(b) Chair, (c), (d)
Neil F. M. McKay	78	Independent	April 2007	December 2020	(a), (f)
L. Kent Needham	65	Member	January 2013	December 2020	(d), (e)
Mark J. O’Connor	54	Member	May 2011	December 2021	(d), (f)
Thomas H. Olson, Jr.	53	Member	January 2013	December 2020	(a), (e), (f)
Donde L. Plowman	66	Independent	January 2017	December 2020	(b), (d)
Mark W. Schifferdecker	54	Member	January 2011	December 2022	(a) Chair, (b), (c), (d)
Bruce A. Schriefer	69	Member	January 2007	December 2019	(a), (b), (c), (d) Chair
Douglas E. Tippens	64	Member	January 2015	December 2022	(b), (e), (f)
Gregg L. Vandaveer	66	Member	January 2018	December 2021	(e), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation, Human Resources and Inclusion; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 18 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver Housing and Neighborhood Redevelopment department. He completed his final term as a director of the Municipal Securities Rulemaking Board in September 2013. He also completed his final five-year term on the board of trustees of Rose Community Foundation in December 2017, and is currently board chair of the Lowry Redevelopment Authority and Northeast Denver Housing Center. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The Board of Directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 10 years as an auditor with Touche Ross & Co. (now Deloitte), his past service on the audit committees of many organizations and his ability to enhance the diversity of viewpoints among the directors serving on the Board of Directors by providing the Board of Directors with racial diversity, when making his nomination.

Robert E. Caldwell, II is the Vice Chair of our Board of Directors. Mr. Caldwell is currently Director of Corporate Development for Nebco, Inc., a supplier of materials to the construction industry to construct buildings, streets and highways, which he began in August 2014. Prior to his service at Nebco, Inc., Mr. Caldwell was the President and Chief Operating Officer of WRK Real Estate, LLC, which he began in January 2014. He previously served as President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006, and General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese public company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination.

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

Holly Johnson, a Chickasaw citizen and certified public accountant, has served as Secretary of the Department of Treasury for the Chickasaw Nation since October 2012, where she is responsible for all finance and accounting functions. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Johnson serves as a trustee of the Chickasaw Foundation and the Chickasaw Nation 401(k) plan, is a past trustee of the Ada City Schools Foundation, a current board member of the Ada Chamber of Commerce, a member of the Oklahoma State University School of Accounting Executive Advisory Board, and a current appointed commissioner of the Oklahoma Ethics Commission. The Board of Directors considered Ms. Johnson's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, and her ability to enhance the diversity of viewpoints among the directors serving on the Board of Directors by providing the Board of Directors with gender and racial diversity, when making her nomination.

Jane C. Knight, now retired, served as Vice President of Site-based Strategies for Kansas Big Brothers Big Sisters from 2002 through 2005. Prior to that, she directed the Wichita office for Kansas Governor Bill Graves and was in charge of addressing constituent concerns, including housing issues. The Board of Directors considered Ms. Knight’s qualifications, skills and attributes, including her prior management skills, her service as Director of the Kansas Governor’s regional office, her experience with housing issues through the Governor’s office and Habitat for Humanity, her experience with not-for-profit organizations, her ability to enhance the diversity of viewpoints among the Board of Directors by providing the Board of Directors with gender diversity, and her prior service as an FHLBank director, when making her nomination.

Barry J. Lockard has served as President and CEO of Cornhusker Bank, Lincoln, Nebraska, since 2007. Mr. Lockard previously held senior leadership roles at Black and Decker, Cincinnati Bell, and First National Bank of Omaha. He also served eight years in the Nebraska Army National Guard. He has served on the boards of directors of the Nebraska Bankers Association, the American Bankers Association Community Bankers Council, and is a trustee for the Graduate School of Banking at Colorado, where he has also served as a member of the faculty. Although the Board of Directors did not participate in Mr. Lockard’s nomination since he is a member director, Mr. Lockard possesses a bachelor’s degree in business administration, is a graduate of the Colorado Graduate School of Banking, and has more than 10 years as a bank CEO, that assists in his service as a director.

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

Mark J. O’Connor currently serves as President of Investments of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 30 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the President of Investments and Chairs the ALCO Committee of a large bank holding company and has over 16 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and chairs its Investment Committee. He has experience on the board, including service as chairman, of a state housing finance authority, and his prior experience as an FHLBank director assists in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Windsor, Colorado, since 1998. Mr. Olson is currently also the chairman of Points West Community Bank, Windsor, Colorado, Chairman of Points West Community Bank, Sidney, Nebraska, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Director of Nebraska State Bank, Chairman of Woodstock Land and Cattle, and Director of Rush Creek Land and Livestock. Although the Board of Directors did not participate in Mr. Olson's nomination since he is a member director, Mr. Olson has a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 25 years of banking experience, including more than 20 years as CEO, that assists in his service as a director.

Donde L. Plowman serves as Executive Vice Chancellor and Chief Academic Officer at the University of Nebraska - Lincoln since January 2017. From July 2010 through December 2016, she served as the Dean of the College of Business Administration at the University of Nebraska - Lincoln. Ms. Plowman has also served on the board of directors of Ballantyne Strong, a publicly traded company, from June 2011 through May 2015, served on the board of directors of Cornerstone Bank, York, Nebraska, from 2011 to December 2016, and has served on the Board of Trustees of Bryan Health Systems from January 2012 to present. The Board of Directors considered Ms. Plowman's qualifications, skills and attributes, including her role as Dean of the College of Business Administration at the University of Nebraska - Lincoln, her M.Ed. in Higher Education, her Ph.D. in Strategic Management, her prior service on the board of directors of a publicly traded company, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and risk management practices, and her ability to enhance the diversity of viewpoints among the Board of Directors by providing the Board of Directors with gender diversity, when making her nomination.

Mark W. Schifferdecker has been President and CEO of The GNBank, N.A., Girard, Kansas, since 2003. Although the Board of Directors did not participate in Mr. Schifferdecker’s nomination since he is a member director, Mr. Schifferdecker has experience as a CPA, possesses more than 15 years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served six years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as Chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as Chairman, that assists in his service as a director.

Bruce A. Schriefer joined Bankers’ Bank of Kansas, Wichita, Kansas, in 1996 and served as President, CEO until his retirement in February 2015. He served as a director of Bankers' Bank of Kansas and its parent BBOK Bancshares, Inc., through December 2018. He has served as Senior Vice President of Bankers’ Bank of Kansas since December 2018. Although the Board of Directors did not participate in Mr. Schriefer’s nomination since he is a member director, Mr. Schriefer possesses more than 40 years of experience at various levels of commercial banking, experience as a former director of the Federal Reserve Bank of Kansas City, experience on the boards of directors of various national and state trade associations, experience as a member of the FDIC Advisory Committee on Community Banking, and prior experience as an FHLBank director, that assists in his service as a director.

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

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics is filed as an exhibit to reports we file with the SEC and has been posted on our website at www.fhlbtopeka.com in the "Board Governance" page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. Except for the documents specifically incorporated by reference into this annual report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this annual report on Form 10-K. Reference to our website is made as an inactive textual reference. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the CCEO and General Counsel of the FHLBank at 500 SW Wanamaker, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chair), Milroy A. Alexander, Robert E. Caldwell, II, Michael B. Jacobson, Holly Johnson, Neil F. M. McKay, Thomas H. Olson, Jr. and Bruce A. Schriefer.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis
Overview of Previous Year Performance and Compensation: Our overall executive compensation philosophy is to attract, retain, and motivate highly-qualified executive officers who will advance: (1) our business objectives to promote our long-term growth and profitability in accordance with achievement of our long-term strategic objectives; and (2) our mission of supporting our members’ efforts to build strong communities.

During 2018, we believe FHLBank experienced strong performance against our long-term objectives. These objectives were designed to drive performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2018 were comprised of the President and CEO, the Executive Vice President and CCEO and General Counsel, the Senior Vice President and CFO, the Senior Vice President and CAO and the Senior Vice President and CIO (collectively, the Named Executive Officers).

In determining the appropriate total compensation package for our Named Executive Officers for 2018, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2018, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2018 included:

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

Elements of Executive Compensation in 2018: To implement our compensation objectives, the elements of our 2018 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

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

For 2018 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark is created by McLagan pulled from a proprietary survey database and is calculated by considering three peer groups: (1) commercial banks with $20 billion or more in assets, including Federal Reserve Banks (excluding former "bulge bracket" investment banks); (2) other FHLBanks; and (3) publicly available proxy data for regional and community banks with assets between $10 billion and $20 billion. Additionally, in calculating the market composite benchmark, for the commercial banks' peer group, Divisional Heads are used as the relevant comparison (e.g., General Counsel) at the median. For the other FHLBanks' peer group, overall Functional Heads are used (e.g., CFO) at the median. For the third peer group, salary rank is used except for the CEO and CFO where the actual position is used; in addition, the low quartile is used.

The following is a list of survey participants of Commercial Banks, FHLBanks, and Fannie Mae and Freddie Mac that were included by McLagan in the 2018 FHLBank Custom Compensation Survey:

ABN AMRO	KBC Bank
Agricultural Bank Of China	KeyCorp
AIB	Landesbank Baden-Wuerttemberg
Ally Financial Inc.	Lloyds Banking Group
Australia & New Zealand Banking Group	M&T Bank Corporation
Banco Bilbao Vizcaya Argentaria	Macquarie Bank
Bank Hapoalim	Mizuho Bank
Bank of America Merrill Lynch	Mizuho Capital Markets
Bank of New York Mellon	Mizuho Trust & Banking Co. (USA)
Bank of Nova Scotia	MUFG Securities
Bank of the West	National Australia Bank
Bank of Tokyo - Mitsubishi UFJ	Natixis
Bayerische Landesbank	New York Community Bank
BBVA Compass	Nord/LB
BMO Financial Group	Nordea Bank
BNP Paribas	Norinchukin Bank, New York Branch
BOK Financial Corporation	Northern Trust Corporation
Branch Banking & Trust Co.	People's United Bank, National Assoc
Brown Brothers Harriman	PNC Bank
Capital One	Rabobank
Charles Schwab & Co.	Regions Financial Corporation
China Construction Bank	Royal Bank of Canada
CIBC World Markets	Royal Bank of Scotland Group
CIT Group	Santander Bank, NA
Citigroup	Societe Generale
Citizens Financial Group	Standard Chartered Bank
City National Bank	State Street Corporation
Comerica	Sumitomo Mitsui Banking Corporation
Commerzbank	Sumitomo Mitsui Trust Bank
Commonwealth Bank of Australia	SunTrust Banks
Credit Agricole CIB	SVB Financial Group
Credit lndustriel et Commercial - N.Y.	Synchrony Financial
Cullen Frost Bankers, Inc.	Synovus
DBS Bank	TCF National Bank
DnB Bank	TD Ameritrade
DZ Bank	TD Securities
Fannie Mae	Texas Capital Bank

Federal Reserve Bank of Atlanta	The PrivateBank
Federal Reserve Bank of Boston	U.S. Bancorp
Federal Reserve Bank of Chicago	UMB Financial Corporation
Federal Reserve Bank of Cleveland	Umpqua Holding Corporation
Federal Reserve Bank of New York	UniCredit Bank AG
Federal Reserve Bank of Richmond	Valley National Bank
Federal Reserve Bank of San Francisco	Webster Bank
Federal Reserve Bank of St Louis	Wells Fargo Bank
Fifth Third Bank	Westpac Banking Corporation
First Citizens Bank	Zions Bancorporation
First Republic Bank	Federal Home Loan Bank of Atlanta
FNB Omaha	Federal Home Loan Bank of Boston
Freddie Mac	Federal Home Loan Bank of Chicago
GE Capital	Federal Home Loan Bank of Cincinnati
Hancock Bank	Federal Home Loan Bank of Dallas
HSBC	Federal Home Loan Bank of Des Moines
Huntington Bancshares, Inc.	Federal Home Loan Bank of Indianapolis
Industrial and Commercial Bank of China	Federal Home Loan Bank of New York
ING	Federal Home Loan Bank of Pittsburgh
Intesa Sanpaolo	Federal Home Loan Bank of San Francisco
Investors Bancorp, Inc	Federal Home Loan Bank of Topeka
JP Morgan Chase

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the 2018 compensation benchmarks:

Arvest	Fulton Financial
Bank of Hawaii	MB Financial Bank
Bank of Hope	MidFirst Bank
Bank of the Ozarks, Inc.	Old National Bancorp
Boeing Employees Credit Union	Pinnacle Financial Partners, Inc.
Bremer Financial Corporation	SchoolsFirst Federal Credit Union
Cathay General Bancorp	Sterling National Bank
Chemical Financial Corporation	Trustmark Corporation
First Hawaiian Bank	United Bank - VA
First Midwest Bank	United Community Banks, Inc
FNB Omaha	Western Alliance Bancorporation

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

Of the FHLBank-based survey data and the broader survey data utilized, the Compensation Committee considered the 25th percentile, 50th percentile (median) and 75th percentile compensation ranges for analyzing executive positions similar to those of our Named Executive Officers in assessing the competitiveness of our total compensation for the Named Executive Officers. The Compensation Committee generally strives to establish annual base salary and incentive compensation opportunities for our Named Executive Officers in the median range of the survey data reviewed assuming target level performance would be achieved. The ultimate compensation determined appropriate in any given year, however, will depend on the scope of a Named Executive Officer’s responsibilities as compared to similar positions within our identified peer group(s), the experience and performance of the individual Named Executive Officer, and our overall performance. Generally, the Compensation Committee and CEO recommend below median pay for poor performance and above median pay for superior performance. While survey information is one factor in setting compensation for our Named Executive Officers, we believe that surveys are not the sole governing factor and independent decisions by the Compensation Committee are necessary to make compensation consistent with our financial condition and future prospects.

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and generally were made effective January 1st, following an analysis of our total compensation practices and the FHLBank’s performance.

For 2018, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2018 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of the FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

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

In 2018, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive base and total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. Table 62 presents the total base salary and the percentage of salary increase for the Named Executive Officers, effective January 1, 2018:

Table 62

Named Executive Officer	Percentage Increase	Salary
Mark E. Yardley, President & CEO[1]	18.2%	$650,000
Patrick C. Doran, EVP, CCEO & General Counsel[2]	5.0	388,500
William W. Osborn, SVP & CFO[2]	6.0	360,400
Sonia R. Betsworth, SVP & CAO[2]	8.0	313,200
Joe B. Edwards, SVP & CIO[2]	5.0	290,745

[1]	Salary increase recommended by the Compensation Committee and approved by the Board of Directors.

[2]	Salary increase recommended by the CEO and approved by the Compensation Committee.

Annual and Deferred Cash Incentive Awards - Our EICP is a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives during the performance periods. The EICP establishes two performance periods: (1) a Base Performance Period aligned with the calendar year; and (2) a Deferral Performance Period (or the long-term performance period), which is a three-year period commencing the calendar year following the Base Performance Period. Named Executive Officers may earn an annual cash incentive during a Base Performance Period and a deferred cash incentive during a Deferral Performance Period. For each Base Performance Period, the Board of Directors will establish a Total Base Opportunity for Named Executive Officers. The Total Base Opportunity is equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period, and is composed of the Cash Incentive and the Deferred Incentive.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the Board of Directors, and are distributed only in accordance with such achievement. In 2018, we faced some challenges in achieving the pre-established goal targets and the incentive compensation payouts reflect this.

Beginning in the fourth quarter of 2017, goal metrics, metric performance ranges and metric weights for award opportunities under the 2018 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2018 performance objectives, as appropriate, before submitting the objectives to the Board of Directors for approval.

For the Base Performance Period of January 1, 2018 to December 31, 2018, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of the FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event the FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2019 to December 31, 2021, over which the FHLBank’s performance is measured based on specific parameters, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 63 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 63

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	35.0%	70.0%	105.0%
CCEO & General Counsel, CFO and CAO	27.5	55.0	82.5
CIO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2018 are described in Table 64:

Table 64

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Total Regulatory Capital[1]	The spread between (a) adjusted net income divided by daily average total regulatory capital and (b) the average daily Overnight Federal funds effective rate (Fed Effective).
Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric which exceeds the cost of the required return on capital.
Retained Earnings	The dollar amount of GAAP Retained Earnings as of 12/31/2018.
Diversity and Inclusion
FHLBank’s Diversity and Inclusion (D&I) initiative is defined as the advancement of D&I, to the maximum extent possible in balance with financially safe and sound business practices, through inclusion and utilization of diverse-owned business and individuals within its workforce, as defined in the D&I Policy, in all business activities of FHLBank.

Risk Management - Market, Credit and Liquidity Risks
Management of FHLBank risks as determined by the weighted average rating by the board of directors in an annual evaluation of the Risk Appetite metrics in this area using a 1 (lowest) to 5 (highest) point scale. General risk categories are market, credit and liquidity risks.

Risk Management - Compliance, Business, and Operations Risks
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

Award levels were set at threshold, target and optimum percentages of annual base salary. Table 65 sets forth the specific annual goal performance ranges and the actual achievement levels for each of our Total Base Opportunity Goal Metrics in 2018:

Table 65

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	5.06%	6.14%	7.22%	5.43%
Net Income after Capital Charge	$108,178,000	$135,222,000	$162,266,000	$109,149,831
Retained Earnings	$916,427,000	$947,698,000	$978,969,000	$914,022,089
Diversity and Inclusion - Participation and Training[1]	40.00%	60.00%	80.00%	81.05%
Risk Management - Market, Credit and Liquidity Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.83
Risk Management - Compliance, Business, and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.16

[1]
As a minimum requirement to achieving this goal, the Office of Inclusion sponsored at least eight Diversity and Inclusion awareness opportunities and four Diversity and Inclusion training opportunities during 2018.

We believe the goals incorporated into the EICP are indicative of FHLBank's balanced approach to profitability and risk management. As reflected in Table 65, we exceeded threshold for the two profitability goals, and exceeded Target performance for each of the Risk Management goals and the Diversity and Inclusion goal in 2018. We did not meet threshold on the Retained Earnings goal.

Table 66 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2018:

Table 66

Performance Objective	Metric Weight
	CEO/CFO	CCEO & General Counsel/CAO/CIO
Adjusted Return Spread on Total Regulatory Capital	20%	15%
Net Income after Capital Charge	20	15
Retained Earnings	10	10
Diversity and Inclusion	10	10
Risk Management - Market, Credit and Liquidity Risks	20	25
Risk Management - Compliance, Business, and Operations Risks	20	25

Table 67 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2018 to December 31, 2018 and the Deferral Performance Period, which is the three-year period from January 1, 2019 to December 31, 2021:

Table 67

Named Executive Officer	Base Salary	Aggregate Goal Achievement as a Percentage of Target	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$650,000	88.7%	$403,522	$201,761	$201,761
Patrick C. Doran, EVP, CCEO & General Counsel	388,500	95.2	203,450	101,725	101,725
William W. Osborn, SVP & CFO	360,400	88.7	175,794	87,897	87,897
Sonia R. Betsworth, SVP & CAO	313,200	95.2	164,017	82,009	82,008
Joe B. Edwards, SVP & CIO	290,745	95.2	138,416	69,208	69,208

[1]	Cash Incentive is included as non-equity incentive plan compensation in Table 73 for all Named Executive Officers.

The final value of the Deferred Incentive portion of the Total Base Opportunity is measured by evaluating Performance Measures as presented in Table 68, which provides a template of how amounts will be calculated for the calendar year 2019 to calendar year 2021, as long as the minimum requirement for receiving a Final Deferred Incentive Award of having an MVE of not less than 100 percent of our TRCS outstanding, as of the last day of the Deferral Performance Period, is met.

Table 68

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

[1]
Total Return equals the Total Dividends, plus the Change in Retained Earnings, divided by the Average TRC over the three-year period. Total Dividends is defined as all dividends paid on all capital stock during the three-year period; Change in Retained Earnings is defined as the change in retained earnings from 12/31/2018 to 12/31/2021; and Average TRC is defined as the average daily ending balance of regulatory capital for dates starting with 01/01/2019 and ending 12/31/2021. TRC is defined as total capital stock plus retained earnings plus subordinated debt plus mandatorily redeemable capital stock. TRC will also include any additional capital from mergers that will be reported in the FHFA Call Report System (CRS) statement of condition. For performance comparison purposes, FHLBank Topeka will be ranked against the other FHLBanks, with the highest total return being the best performance, and ranking 1st out of the 11 FHLBanks.

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

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our FHFA examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety or soundness problem or a serious, material risk management deficiency exists, or if: (a) operational errors or omissions result in material revisions to the financial results, information submitted to the FHFA, or to data used to determine incentive payouts; (b) submission of material information to the SEC, Office of Finance, and/or FHFA is significantly past due; or (c) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring or other supervisory findings; (3) during the most recent FHFA examination, the FHFA identified an unsafe or unsound practice or condition that is material to the financial operation of the FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of the FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. As noted above, for Participants to be eligible to receive a Final Deferred Incentive Award, the FHLBank must have an MVE of not less than 100 percent of FHLBank’s TRCS outstanding, as of the last day of the Deferral Performance Period.

Under the EICP Targets for the 2016-2018 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. The metric weight for the 2016-2018 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2016-2018 goal achievement percentage is included in Table 69:

Table 69

Objective	Metric Weight	2016-2018
		Goal Achievement Percentage
Total Return	50.0%	116.67%
MVE/TRC	50.0	125.00
Overall Payout Percentage	100.0%	120.84%

Based on the performance results, Table 70 presents the Final Deferred Incentive Award for the 2016-2018 Deferral Performance Period for each Named Executive Officer:

Table 70

Named Executive Officer	Deferred Incentive	Goal Achievement Percentage	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$86,942	120.84%	$105,061
Patrick C. Doran, EVP, CCEO & General Counsel	83,407	120.84	100,790
William W. Osborn, SVP & CFO	72,563	120.84	87,686
Sonia R. Betsworth, SVP & CAO	61,073	120.84	73,801
Joe B. Edwards, SVP & CIO	73,678	120.84	89,033

[1]	Final Deferred Incentive Award is included as non-equity incentive plan compensation in Table 73 for all Named Executive Officers.

A Named Executive Officer, in the discretion of the Compensation Committee, shall be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) terminated from employment with the FHLBank for Cause as defined under the EICP; (2) engages in competition with the FHLBank or interferes with the business relationships of the FHLBank during his or her employment or for a period of one year following his or her termination; or (3) discloses confidential information of the FHLBank.

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. There were no such bonuses awarded to a Named Executive Officer in 2018.

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

DB Plan - Our DB Plan covers all full-time employees of the FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by the FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2018, four of the Named Executive Officers (the CEO, CCEO and General Counsel, CFO, and CAO) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer participant has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Two Named Executive Officer participants (Mr. Yardley and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $275,000 on earnings for 2018. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $220,000 for 2018. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

Early retirement benefits are payable at a reduced rate. Upon termination of employment prior to age 65, Named Executive Officer participants meeting the 5-year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. Each of the Named Executive Officers participating in the DB Plan is eligible for early retirement. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3.0 percent times the difference between the age of the early retiree and age 65. If the Named Executive Officer was employed prior to September 1, 2003 and his/her age and benefit service added together totaled 70 (Rule of 70), the normal retirement benefit amount would be reduced by 1.5 percent for each year between the age of the early retiree and age 65 for the portion of the normal retirement benefit accrued prior to September 1, 2003.

The measurement date used to determine the current year’s benefit obligation was December 31, 2018. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 4.22 percent interest. The present value of benefits accrued after September 1, 2003 is multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 4.22 percent. As of December 31, 2018, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the 2014 RP white collar worker annuitant tables (with Scale MP-2018); (3) an average salary increase adjustment; and (4) a 4.00 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP (see "BEP" below).

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

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other participants in the BEP to defer compensation and to receive matching contributions and pension accruals that would otherwise have been made or accrued under the FHLBank’s DC Plan or DB Plan, as appropriate, but for the limitations imposed by the IRC. Effective January 1, 2018, each of the Named Executive Officers are participants in the BEP.

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2018, the rate of return earned on the defined contribution portion of the BEP was 7.11 percent, which was our return on equity calculated for EICP purposes for 2017.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2018, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 77 under the column titled “Aggregate Balance at Last FYE.”

Other benefits - We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the Named Executive Officers. We offer all employees a variety of benefits including insurance (medical, dental, vision, prescription drug, life, long-term disability and travel accident), short-term disability salary continuation, flexible spending accounts, an employee assistance program and education benefits. The Named Executive Officers participate in these benefit programs on the same basis as all other eligible employees.

Perquisites - The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2018 include cell phone reimbursement, limited spousal travel and limited club dues.

Categorical types of perquisites provided to the Named Executive Officers in 2018 are presented and detailed in the All Other Compensation Table (see Table 74 under this Item 11) and are more specifically described in the case that aggregate perquisites to any single Named Executive Officer exceeded $10,000.

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

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 71 presents the term and amounts that would have been payable to the Named Executive Officer under the Executive Officer Severance Policy as of December 31, 2018, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see "Change in Control Plan" below):

Table 71

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley	12	$650,000	$12,172	$662,172
Patrick C. Doran	9	291,375	13,218	304,593
William W. Osborn	6	180,200	8,697	188,897
Sonia R. Betsworth	6	156,600	6,035	162,635
Joe B. Edwards	6	145,373	8,815	154,188

[1]	Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.

[2]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.

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

A Participant in the Change in Control Plan, adopted by FHLBank's Board of Directors on June 19, 2015, will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to his or her compensation multiplier. The Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers on June 22, 2017: CEO, at Tier 1; CCEO and General Counsel, at Tier 2; and CFO and CAO at Tier 3.

Table 72 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2018 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 72

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley	$1,943,500	$1,360,450	$36,517	$3,340,467
Patrick C. Doran	777,000	427,350	35,248	1,239,598
William W. Osborn	360,400	198,220	17,394	576,014
Sonia R. Betsworth	313,200	172,260	12,070	497,530

[1]	Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.

[2]	Compensation multiplier times target Total Base Opportunity reflected in the 2018 EICP Targets as described in under the Change in Control Plan.

[3]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2018 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2018 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

The Compensation, Human Resources and Inclusion Committee
of the Board of Directors
Richard S. Masinton, Chair
Milroy A. Alexander
Robert E. Caldwell, II
G. Bridger Cox
Donde L. Plowman
Mark W. Schifferdecker
Bruce A. Schriefer
Douglas E. Tippens

Table 73 presents the Summary Compensation Table for the Named Executive Officers.

Table 73

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2018	$650,000	$—	$306,822	$1,044,036	$60,175	$2,061,033
President & CEO	2017	550,000	—	355,720	1,297,561	58,773	2,262,054
	2016	364,250	—	246,612	204,745	41,627	857,234
Patrick C. Doran[5]	2018	388,500	—	202,515	129,384	33,855	754,254
EVP, CCEO & General	2017	357,500	50,000	213,443	324,590	36,455	981,988
Counsel	2016	315,875	—	207,172	174,310	51,455	748,812
William W. Osborn[6]	2018	360,400	—	175,583	77,427	29,163	642,573
SVP & CFO	2017	330,500	—	188,557	251,542	28,521	799,120
	2016	297,500	—	182,027	139,000	48,525	667,052
Sonia R. Betsworth[7]	2018	313,200	—	155,810	78,397	25,752	573,159
SVP & CAO	2017	286,250	1,450	159,570	525,768	24,036	997,074
Joe B. Edwards[8]	2018	290,745	—	158,241	161	25,847	474,994
SVP & CIO	2017	274,875	—	175,554	—	20,447	470,876

[1]	All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under the FHLBank’s EICP.

[2]
The change in pension value will fluctuate with changes in discount rates used to calculate the present value of accumulated benefits and can result in decreases. However, per SEC rules, any net actuarial decreases in pension plan values have been excluded from this column. Nonqualified deferred compensation earnings include above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

[3]	The 2018 components of All Other Compensation are provided in Table 74.

[4]
Above market earnings attributable to the BEP for Mr. Yardley were $51,036, $36,561, and $28,745 for 2018, 2017, and 2016, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under the FHLBank’s DB Plan was $(44,000), $264,000, and $155,000 for 2018, 2017, and 2016, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $1,037,000, $997,000, and $21,000 for 2018, 2017, and 2016, respectively.

[5]
Above market earnings attributable to the BEP for Mr. Doran were $10,384, $6,590, and $4,310 for 2018, 2017, and 2016, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under the FHLBank’s DB Plan was $12,000, $157,000, and $97,000 for 2018, 2017, and 2016, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $107,000, $161,000, and $73,000 in 2018, 2017, and 2016, respectively.

[6]
Above market earnings attributable to the BEP for Mr. Osborn were $2,427, $542, and $0 for 2018, 2017, and 2016, respectively. The aggregate change in the value of Mr. Osborn's accumulated benefit under the FHLBank’s DB Plan was $2,000, $132,000 and $78,000 for 2018, 2017, and 2016, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $73,000, $119,000 and $61,000 for 2018, 2017, and 2016, respectively.

[7]
Above market earnings attributable to the BEP for Ms. Betsworth were $13,397 and $7,768 for 2018 and 2017, respectively. The aggregate change in the value of Ms. Betsworth's accumulated benefit under the FHLBank’s DB Plan was $(119,000) and $280,000 for 2018 and 2017, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $184,000 and $238,000 for 2018 and 2017, respectively.

[8]	Above market earnings attributable to the BEP for Mr. Edwards were $161 in 2018.

Table 74 presents the components of “All Other Compensation” for 2018 as summarized in Table 73.

Table 74

Named Executive Officer	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$855	$5,952	$16,500	$36,868	$—	$60,175
Patrick C. Doran	645	3,191	16,500	13,519	—	33,855
William W. Osborn	605	735	16,500	11,323	—	29,163
Sonia R. Betsworth	523	635	9,156	14,877	561	25,752
Joe B. Edwards	490	595	18,623	6,068	71	25,847

Table 75 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 75

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$113,750	$227,500	$341,250
President & CEO	EICP-Deferred Incentive Opportunity[2]	113,750	227,500	341,250
Patrick C. Doran	EICP-Cash Incentive	53,419	106,838	160,257
EVP, CCEO & General Counsel	EICP-Deferred Incentive Opportunity[2]	53,419	106,838	160,257
William W. Osborn	EICP-Cash Incentive	49,555	99,110	148,665
SVP & CFO	EICP-Deferred Incentive Opportunity[2]	49,555	99,110	148,665
Sonia R. Betsworth	EICP-Cash Incentive	43,065	86,130	129,195
SVP & CAO	EICP-Deferred Incentive Opportunity[2]	43,065	86,130	129,195
Joe B. Edwards	EICP-Cash Incentive	36,343	72,687	109,030
SVP & CIO	EICP-Deferred Incentive Opportunity[2]	36,343	72,687	109,030

[1]
Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2018. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.

[2]	The final value of the EICP-Deferred Incentive Opportunity may be $0 if threshold metrics are not met, 75 percent of initial deferral at threshold, 100 percent at target and 125 percent at optimum.

Pension Benefits: Table 76 presents the 2018 Pension Benefits Table for the participating Named Executive Officers.

Table 76

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$2,401,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	3,712,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	13.667	786,000	—
EVP, CCEO & General Counsel	FHLBank Benefit Equalization Plan	13.667	616,000	—
William W. Osborn	Pentegra Defined Benefit Plan for Financial Institutions	11.583	565,000	—
SVP & CFO	FHLBank Benefit Equalization Plan	11.583	363,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	1,868,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	30.000	586,000	—

Deferred Compensation: Table 77 presents the 2018 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2018, with a fiscal year end (FYE) of December 31, 2018.

Table 77

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley, President & CEO	$35,196	$36,868	$88,295	$—	$1,315,174
Patrick C. Doran, EVP, CCEO & General Counsel	15,772	13,518	17,964	—	282,554
William W. Osborn, SVP & CFO	15,097	11,323	4,198	—	81,021
Sonia R. Betsworth, SVP & CAO	13,459	14,877	23,178	—	351,489
Joe B. Edwards, SVP & CIO	12,259	6,068	279	—	18,606

[1]	All amounts are also included in the salary column of Table 73.

[2]
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2017) was $164,565 for Mr. Yardley, $23,622 for Mr. Doran, $783 for Mr. Osborn, and $9,065 for Ms. Betsworth. The amounts reported as preferential (above market) earnings for the current year are presented in Table 73.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO (the "Median Employee"), and the annual total compensation of Mr. Yardley, our CEO who is our principal executive officer. We identified the Median Employee in 2017 (see methodology below). For the year over year comparison, there has been no change to our employee population or our employee compensation arrangements that would significantly impact our pay ratio disclosure. As a result, we are using the same Median Employee identified in our previous year's disclosure, as permitted by Instruction 2 to Item 402(u).

Methodology used in 2017 to determine the Median Employee
In 2017, we identified the Median Employee by comparing the 2017 compensation (i.e., 2017 annual salary and incentive earned for 2016 paid in 2017) for each of the employees who were employed by the FHLBank on October 1, 2017, and ranking all 235 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. We next identified the initial median employee based on that calculation, and identified the five employees with 2017 compensation higher than that initial median employee and the five employees with 2017 compensation lower than that initial median employee, constituting a total pool of 11 employees (the "Identified Pool"). We then calculated the 2017 Total Compensation for each employee in the Identified Pool for 2017 in the same manner. “Total Compensation” for 2017 is shown for our CEO in the Summary Compensation Table (see Table 73), which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBank.

We ranked the 2017 Total Compensation for each employee in the Identified Pool from lowest to highest, and the median employee from the Identified Pool based on 2017 Total Compensation was identified as our Median Employee. The employees in the calculation included all full-time and part-time employees, and we annualized all such employees who were not employed by us for all of 2017.

Methodology used to determine the CEO Pay Ratio for 2018
For the year ended December 31, 2018, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 18:1. For the year ended December 31, 2018, the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $2,061,033, and the Total Compensation of the Median Employee for the same year ended December 31, 2018 was $115,814. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 78 presents the Director Compensation Table for the persons who served on our Board of Directors during 2018.

Table 78

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Donald R. Abernathy, Jr.	$103,750	823	$104,573
Milroy A. Alexander	113,750		113,750
Robert E. Caldwell, II	113,750		113,750
G. Bridger Cox	133,750	1,061	134,811
Andrew C. Hove, Jr.	103,750		103,750
Michael B. Jacobson	113,750		113,750
Holly Johnson	103,750		103,750
Jane C. Knight	103,750	329	104,079
Richard S. Masinton	113,750	1,805	115,555
Neil F. M. McKay	103,750		103,750
L. Kent Needham	103,750	576	104,326
Mark J. O’Connor	103,750		103,750
Thomas H. Olson, Jr.	103,750		103,750
Donde L. Plowman	103,750		103,750
Mark W. Schifferdecker	113,750		113,750
Bruce A. Schriefer	113,750		113,750
Douglas E. Tippens	103,750	1,646	105,396
Gregg Vandaveer	103,750		103,750

[1]
Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees - The Board of Directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2018 Board of Directors Compensation Policy (2018 Policy) was adopted October 27, 2017 and became effective January 1, 2018. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. In order to compensate them for their time while serving as directors, our 2018 Policy provided that each director shall be paid one-fourth of his or her maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2018 Policy reflected this analysis. The 2018 Policy established annual compensation limits of $133,750 for the Chairman, $113,750 for the Vice-Chairman and Committee Chairs and $103,750 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in his or her maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The Board of Directors adopted a 2019 Board of Directors Compensation Policy (2019 Policy) governing compensation for board meeting attendance on June 22, 2018. The 2019 Policy is similar to the 2018 Policy, except that the 2019 Policy reflects increases in the established annual compensation limits to $137,500 for the Chairman, $117,500 for the Vice-Chairman and Committee Chairs and $107,500 for all other directors. Additionally, an individual serving as a Vice Chair of the Board shall be entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual serves as both Vice Chair of the Board and a Committee Chair. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the Board of Directors. The Board of Directors also adopted revisions to the BEP effective January 1, 2018, discussed above and as disclosed in the Form 8-K filed on February 5, 2018, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

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

Table 79 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of the FHLBank as of March 12, 2019. No affiliated officer or director of these stockholders currently serves on our Board of Directors.

Table 79

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
BOKF, NA	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	3,555,000	24.2%
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	3,089,250	21.0
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,008,000	6.9
TOTAL				7,652,250	52.1%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 80 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 12, 2019, for member institutions whose affiliated officers or directors served as our directors as of March 12, 2019:

Table 80

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
NebraskaLand National Bank	1400 S Dewey	North Platte	NE	17,325	0.1%
Cornhusker Bank	8310 O Street	Lincoln	NE	16,247	0.1
GNBank	100 E Forest	Girard	KS	14,121	0.1
Citizens Bank & Trust Co.	1100 N Commerce Street	Ardmore	OK	9,207	0.1
FirstBank	10403 W Colfax Ave	Lakewood	CO	7,133	0.1
Points West Community Bank	809 Illinois Street	Sidney	NE	7,003	0.1
Bank of the Prairie	18675 West 151st Street	Olathe	KS	6,843	0.1
BancFirst	101 N. Broadway Ste 200	Oklahoma City	OK	5,500	—
Points West Community Bank	1291 Main Street	Windsor	CO	4,325	—
The Bankers Bank	9020 N May Ave Ste 200	Oklahoma City	OK	3,155	—
Bankers’ Bank of Kansas, NA	555 N Woodlawn Blvd, Bldg 5	Wichita	KS	2,376	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	2,050	—
First Security Bank	312 Maple Street	Overbrook	KS	1,696	—
Bank of Estes Park	255 Park Lane	Estes Park	CO	1,302	—
Nebraska State Bank	218 Main Street	Oshkosh	NE	1,009	—
TOTAL				99,292	0.7%

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

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2018, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2018 and 2017. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 81 sets forth the aggregate fees we were billed for the years ended December 31, 2018 and 2017 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 81

	2018	2017
Audit fees	$841	$807
Audit-related fees	54	46
Tax fees	—	—
All other fees	1	—
TOTAL	$896	$853

Audit fees during the years ended December 31, 2018 and 2017 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2018 and 2017 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2018 and 2017, we were assessed $31,000 and $30,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2018 and 2017.

All other fees during the year ended December 31, 2018 were for a license fee for an electronic disclosure checklist application.

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

3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed December 18, 2018, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 5, 2018, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Second Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3
Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Complex Third Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3

10.2.4
Exhibit 10.2.4 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka Office Complex Fourth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.4.

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
10.6
Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Bond Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas and BOKF, N.A., is incorporated herein by reference as Exhibit 10.6.

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

10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 8, 2019, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.10.
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

10.13*
Exhibit 10.16 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka 2016 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.13.

10.14*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017, Federal Home Loan Bank of Topeka 2017 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14.

Exhibit No.	Description
10.15*
Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.

10.16*
Exhibit 10.2 to the Current Report on Form 8-K, filed January 8, 2019, Federal Home Loan Bank of Topeka 2019 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.16.

10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.17.
10.18*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.18.
10.19*
Exhibit 10.1 to the Current Report on Form 8-K/A, filed November 29, 2017, Federal Home Loan Bank of Topeka 2018 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.19.

10.20*
Exhibit 10.1 to the Current Report on Form 8-K, filed October 4, 2018 Federal Home Loan Bank of Topeka 2019 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.20.

10.21*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.21.
10.22*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.22.
10.23***
Exhibit 10.23 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka 2014 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.23.

10.24***
Exhibit 10.24 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka 2015 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.24.

10.25***
Exhibit 10.25 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka 2016 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.25.

14.1	Exhibit 14.1 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

March 18, 2019	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Mark E. Yardley	President and Chief Executive Officer	March 18, 2019
Mark E. Yardley	(principal executive officer)

/s/William W. Osborn	Senior Vice President and Chief Financial Officer	March 18, 2019
William W. Osborn	(principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 18, 2019
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chairman of the Board of Directors	March 18, 2019
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chairman of the Board of Directors	March 18, 2019
Robert E. Caldwell, II

/s/Milroy A. Alexander[1]	Director	March 18, 2019
Milroy A. Alexander

/s/Andrew C. Hove, Jr.[1]	Director	March 18, 2019
Andrew C. Hove, Jr.

/s/Michael B. Jacobson[1]	Director	March 18, 2019
Michael B. Jacobson

/s/Holly Johnson[1]	Director	March 18, 2019
Holly Johnson

/s/Jane C. Knight[1]	Director	March 18, 2019
Jane C. Knight

/s/Barry Lockard[1]	Director	March 18, 2019
Barry Lockard

/s/Richard S. Masinton[1]	Director	March 18, 2019
Richard S. Masinton

/s/Neil F. M. McKay[1]	Director	March 18, 2019
Neil F. M. McKay

/s/L. Kent Needham[1]	Director	March 18, 2019
L. Kent Needham

/s/Mark J. O’Connor[1]	Director	March 18, 2019
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 18, 2019
Thomas H. Olson, Jr.

/s/Donde L. Plowman[1]	Director	March 18, 2019
Donde L. Plowman

/s/Mark W. Schifferdecker[1]	Director	March 18, 2019
Mark W. Schifferdecker

/s/Bruce A. Schriefer[1]	Director	March 18, 2019
Bruce A. Schriefer

/s/Douglas E. Tippens[1]	Director	March 18, 2019
Douglas E. Tippens

/s/Gregg L. Vandaveer[1]	Director	March 18, 2019
Gregg L. Vandaveer

[1]	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
President and Chief Executive Officer

/s/William W. Osborn
William W. Osborn
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2018 and 2017, and the related statements of income, comprehensive income, capital, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the FHLBank’s financial statements and on the FHLBank's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the FHLBank in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 18, 2019

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2018	12/31/2017
ASSETS
Cash and due from banks (Note 3)	$15,060	$268,050
Interest-bearing deposits	670,660	442,682
Securities purchased under agreements to resell (Note 12)	1,251,096	3,161,446
Federal funds sold	50,000	1,175,000

Investment securities:
Trading securities (Note 4)	2,151,113	2,869,415
Available-for-sale securities (Note 4)	1,725,640	1,493,231
Held-to-maturity securities[1] (Note 4)	4,456,873	4,856,825
Total investment securities	8,333,626	9,219,471

Advances (Notes 5, 7, 18)	28,730,113	26,295,849
Mortgage loans held for portfolio, net of allowance for credit losses of $812 and $1,208 (Notes 6, 7, 18)	8,410,462	7,286,397
Accrued interest receivable	109,366	85,547
Derivative assets, net (Notes 8, 12)	36,095	37,030
Other assets (Note 17)	108,778	105,133

TOTAL ASSETS	$47,715,256	$48,076,605

LIABILITIES
Deposits (Notes 9, 18)	$473,820	$461,769

Consolidated obligations, net:
Discount notes (Notes 10, 17)	20,608,332	20,420,651
Bonds (Notes 10, 17)	23,966,394	24,514,468
Total consolidated obligations, net	44,574,726	44,935,119

Mandatorily redeemable capital stock (Note 13)	3,597	5,312
Accrued interest payable	87,903	56,116
Affordable Housing Program payable (Note 11)	43,081	43,005
Derivative liabilities, net (Notes 8, 12)	7,884	2,417
Other liabilities (Notes 15, 17)	69,993	66,764

TOTAL LIABILITIES	45,261,004	45,570,502

Commitments and contingencies (Note 17)

1    Fair value: $4,447,078 and $4,856,996 as of December 31, 2018 and December 31, 2017, respectively.
The accompanying notes are an integral part of these financial statements.

F-4

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2018	12/31/2017
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,473 and 2,351 shares issued and outstanding) (Notes 13, 18)	$247,361	$235,134
Class B ($100 par value; 12,772 and 14,049 shares issued and outstanding) (Notes 13, 18)	1,277,176	1,404,905
Total capital stock	1,524,537	1,640,039

Retained earnings:
Unrestricted	716,555	676,993
Restricted (Note 13)	197,467	163,413
Total retained earnings	914,022	840,406

Accumulated other comprehensive income (loss) (Note 14)	15,693	25,658

TOTAL CAPITAL	2,454,252	2,506,103

TOTAL LIABILITIES AND CAPITAL	$47,715,256	$48,076,605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2018	2017	2016
INTEREST INCOME:
Interest-bearing deposits	$14,957	$4,204	$1,873
Securities purchased under agreements to resell	71,298	23,937	11,975
Federal funds sold	40,306	27,994	5,743
Trading securities (Note 4)	72,659	60,048	65,743
Available-for-sale securities (Note 4)	46,154	24,364	12,101
Held-to-maturity securities (Note 4)	116,189	73,692	47,923
Advances (Note 5)	637,203	402,071	229,904
Mortgage loans held for portfolio (Note 6)	256,698	214,388	203,916
Other	1,545	1,280	1,259
Total interest income	1,257,009	831,978	580,437

INTEREST EXPENSE:
Deposits (Note 9)	8,912	3,371	1,009
Consolidated obligations:
Discount notes (Note 10)	451,380	237,019	93,052
Bonds (Note 10)	524,255	320,895	228,842
Mandatorily redeemable capital stock (Note 13)	229	195	79
Other	1,036	490	271
Total interest expense	985,812	561,970	323,253

NET INTEREST INCOME	271,197	270,008	257,184
(Reversal) provision for credit losses on mortgage loans (Note 7)	27	(186)	(109)
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	271,170	270,194	257,293

OTHER INCOME (LOSS):
Total other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(1)	(127)	(65)
Net amount of impairment losses on held-to-maturity securities reclassified to/(from) accumulated other comprehensive income (loss)	(25)	(341)	(103)
Net other-than-temporary impairment losses on held-to-maturity securities (Note 4)	(26)	(468)	(168)
Net gains (losses) on trading securities (Note 4)	(21,910)	6,914	(13,709)
Net gains (losses) on sale of held-to-maturity securities (Note 4)	1,591	—	—
Net gains (losses) on derivatives and hedging activities (Note 8)	(3,191)	(1,245)	(11,627)
Standby bond purchase agreement commitment fees	2,864	4,492	5,373
Letters of credit fees	4,384	3,820	3,520
Other	3,441	2,474	2,781
Total other income (loss)	(12,847)	15,987	(13,830)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2018	2017	2016
OTHER EXPENSES:
Compensation and benefits (Note 15)	$37,673	$37,889	$37,336
Other operating (Note 17)	18,729	17,019	15,739
Federal Housing Finance Agency	2,956	2,909	2,956
Office of Finance	3,207	3,052	2,662
Other	6,543	6,167	5,013
Total other expenses	69,108	67,036	63,706

INCOME BEFORE ASSESSMENTS	189,215	219,145	179,757

Affordable Housing Program (Note 11)	18,944	21,934	17,984

NET INCOME	$170,271	$197,211	$161,773

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2018	2017	2016
Net income	$170,271	$197,211	$161,773

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(12,138)	21,861	17,922
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	4,163	1,678	2,109
Defined benefit pension plan	(1,990)	1,542	(477)
Total other comprehensive income (loss)	(9,965)	25,081	19,554

TOTAL COMPREHENSIVE INCOME	$160,306	$222,292	$181,327

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2015	1,797	$179,683	10,293	$1,029,264	12,090	$1,208,947	$560,166	$91,616	$651,782	$(18,977)	$1,841,752
Comprehensive income							129,419	32,354	161,773	19,554	181,327
Proceeds from issuance of capital stock	27	2,698	12,890	1,289,065	12,917	1,291,763					1,291,763
Repurchase/redemption of capital stock	(5,820)	(581,966)	(80)	(8,012)	(5,900)	(589,978)					(589,978)
Net reclassification of shares to mandatorily redeemable capital stock	(630)	(63,021)	(6,991)	(699,104)	(7,621)	(762,125)					(762,125)
Net transfer of shares between Class A and Class B	6,247	624,749	(6,247)	(624,749)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.0%):
Cash payment							(291)		(291)		(291)
Stock issued			780	78,068	780	78,068	(78,068)		(78,068)		—
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							157,768	39,443	197,211	25,081	222,292
Proceeds from issuance of capital stock	19	1,882	18,154	1,815,441	18,173	1,817,323					1,817,323
Repurchase/redemption of capital stock	(7,137)	(713,680)	(20)	(2,034)	(7,157)	(715,714)					(715,714)
Net reclassification of shares to mandatorily redeemable capital stock	(1,396)	(139,632)	(6,403)	(640,347)	(7,799)	(779,979)					(779,979)
Net transfer of shares between Class A and Class B	9,244	924,421	(9,244)	(924,421)	—	—					—
Dividends on capital stock (Class A - 1.1%, Class B - 6.5%):
Cash payment							(267)		(267)		(267)
Stock issued			917	91,734	917	91,734	(91,734)		(91,734)		—
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							136,217	34,054	170,271	(9,965)	160,306
Proceeds from issuance of capital stock	16	1,541	16,537	1,653,706	16,553	1,655,247					1,655,247
Repurchase/redemption of capital stock	(8,176)	(817,568)	(91)	(9,121)	(8,267)	(826,689)					(826,689)
Net reclassification of shares to mandatorily redeemable capital stock	(2,045)	(204,456)	(8,359)	(835,860)	(10,404)	(1,040,316)					(1,040,316)
Net transfer of shares between Class A and Class B	10,327	1,032,710	(10,327)	(1,032,710)	—	—					—
Dividends on capital stock (Class A - 1.8%, Class B - 7.0%):
Cash payment							(399)		(399)		(399)
Stock issued			963	96,256	963	96,256	(96,256)		(96,256)		—
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,271	$197,211	$161,773
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	2,467	9,475	(5,771)
Concessions on consolidated obligations	5,448	5,406	13,066
Premiums and discounts on investments, net	3,644	3,869	2,175
Premiums, discounts and commitment fees on advances, net	(4,698)	(6,002)	(7,330)
Premiums, discounts and deferred loan costs on mortgage loans, net	18,116	21,626	21,177
Fair value adjustments on hedged assets or liabilities	1,453	4,464	6,195
Premises, software and equipment	2,975	2,282	2,031
Other	399	657	221
(Reversal) provision for credit losses on mortgage loans	27	(186)	(109)
Non-cash interest on mandatorily redeemable capital stock	227	193	74
Net realized (gains) losses on sale of held-to-maturity securities	(1,591)	—	—
Net other-than-temporary impairment losses on held-to-maturity securities	26	468	168
Net realized (gains) losses on sale of premises and equipment	(880)	82	(47)
Other adjustments	(382)	(212)	(490)
Net (gains) losses on trading securities	21,910	(6,914)	13,709
(Gains) losses due to change in net fair value adjustment on derivative and hedging activities	13,961	16,670	26,021
(Increase) decrease in accrued interest receivable	(23,913)	(17,175)	10,863
Change in net accrued interest included in derivative assets	(6,616)	(131)	(8,207)
(Increase) decrease in other assets	590	(3,200)	(2,956)
Increase (decrease) in accrued interest payable	31,949	6,341	(2,469)
Change in net accrued interest included in derivative liabilities	(4,272)	(1,944)	(4,641)
Increase (decrease) in Affordable Housing Program liability	76	9,763	5,231
Increase (decrease) in other liabilities	(2,388)	(284)	1,032
Total adjustments	58,528	45,248	69,943
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	228,799	242,459	231,716

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(227,101)	$(8,879)	$(202,323)
Net (increase) decrease in securities purchased under resale agreements	1,910,350	(761,446)	1,545,000
Net (increase) decrease in Federal funds sold	1,125,000	1,550,000	(725,000)
Net (increase) decrease in short-term trading securities	585,000	(585,000)	—
Proceeds from maturities of and principal repayments on long-term trading securities	359,361	225,288	671,532
Purchases of long-term trading securities	(247,969)	—	(893,423)
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	18,793	6,027	3,355
Purchases of long-term available-for-sale securities	(281,489)	(399,437)	(618,072)
Proceeds from sale of held-to-maturity securities	87,827	—	—
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	942,637	1,099,083	895,729
Purchases of long-term held-to-maturity securities	(625,170)	(1,483,101)	(595,553)
Advances repaid	392,375,489	522,851,282	157,420,556
Advances originated	(394,828,014)	(525,215,855)	(157,903,955)
Principal collected on mortgage loans	922,423	947,143	1,122,764
Purchases of mortgage loans	(2,070,971)	(1,616,044)	(1,398,936)
Proceeds from sale of foreclosed assets	5,038	2,455	4,510
Purchases of other long-term assets	(6,000)	(29,000)	—
Other investing activities	2,884	2,538	2,373
Net (increase) decrease in loans to other FHLBanks	—	600,000	(600,000)
Proceeds from sale of premises, software and equipment	2,416	48	1
Purchases of premises, software and equipment	(9,282)	(30,119)	(9,418)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41,222	(2,845,017)	(1,280,860)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$48,856	$(107,106)	$(160,953)
Net proceeds from issuance of consolidated obligations:
Discount notes	1,036,653,023	937,784,053	533,157,539
Bonds	10,832,505	18,002,624	17,337,645
Payments for maturing and retired consolidated obligations:
Discount notes	(1,036,479,071)	(939,161,380)	(533,202,600)
Bonds	(11,368,440)	(14,191,615)	(16,457,890)
Net increase (decrease) in other borrowings	6,000	29,000	—
Proceeds from financing derivatives	—	3,227	16,784
Net interest payments received (paid) for financing derivatives	(1,785)	(19,261)	(56,023)
Proceeds from issuance of capital stock	1,655,247	1,817,323	1,291,763
Payments for repurchase/redemption of capital stock	(826,689)	(715,714)	(589,978)
Payments for repurchase of mandatorily redeemable capital stock	(1,042,258)	(777,530)	(762,268)
Cash dividends paid	(399)	(267)	(291)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(523,011)	2,663,354	573,728
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(252,990)	60,796	(475,416)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	268,050	207,254	682,670
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,060	$268,050	$207,254

Supplemental disclosures:
Interest paid	$948,392	$535,268	$311,851
Affordable Housing Program payments	$19,027	$12,752	$13,189
Net transfers of mortgage loans to other assets	$3,768	$2,218	$1,955

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2018, 2017 and 2016

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

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings and capital stock issued to members. The FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. "Mortgage Partnership Finance" and "MPF" are registered trademarks of the FHLBank of Chicago. In addition, the FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement services.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

Reclassifications: Certain prior period immaterial amounts in the financial statements have been reclassified to conform to current period presentations.

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

Financial Instruments Meeting Netting Requirements: The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Notes 8 and 12 for additional information.

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

Certain changes in circumstances may cause the FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future, including: (1) evidence of a significant deterioration in the issuer’s creditworthiness; (2) a change in statutory or regulatory requirements significantly modifying either what constitutes a permissible investment or the maximum level of investments in certain kinds of investments, thereby causing the FHLBank to dispose of a held-to-maturity investment; (3) a significant increase by a regulator in the FHLBank’s capital requirements that causes the FHLBank to downsize by selling held-to-maturity investments; or (4) a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. The FHLBank considers the following situations to be a maturity for purposes of assessing ability and intent to hold to maturity:

▪
The sale of the security is near enough to maturity (for example, within three months of maturity), or call date if exercise of the call is probable that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or

▪
The sale of a security occurs after the FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition either due to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

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

Recognition of OTTI: If either of the first two conditions above is met, the FHLBank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the applicable Statement of Condition date. For securities in an unrealized loss position that meet neither of the first two conditions, the entire loss position, or total OTTI, is evaluated to determine the extent and amount of credit loss.

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

Prepayment Fees: The FHLBank charges prepayment fees to its borrowers when certain advances are repaid before their original maturities. The FHLBank records prepayment fees net of hedging fair value basis adjustments included in the carrying value of the advance as advance interest income in its Statements of Income.

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to advance interest income in the Statements of Income.

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

Allowance for Credit Losses: An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the FHLBank’s portfolios as of the Statement of Condition date. A mortgage loan is considered impaired when, based on current information and events, it is probable that the FHLBank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 7 for details on each allowance methodology.

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

Collateral-dependent Loans: An impaired loan is considered collateral dependent if repayment is expected to be provided solely by sale of the underlying property; that is, there is no other available and reliable source of repayment. A loan that is considered collateral-dependent is measured for impairment based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged off. Interest income on impaired loans is recognized in the same manner as non-accrual loans.

Charge-off Policy: A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. The FHLBank charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less estimated cost to sell, for loans that are 180 days or more delinquent and certain loans for which the borrower has filed for bankruptcy.

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

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest receivable from or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with derivatives are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH Ltd and CME Clearing. Effective January 16, 2018, LCH Ltd made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral. CME Clearing made the same changes to its rulebook on January 3, 2017. As a result, at both Clearinghouses, variation margin is characterized as daily settlement payments, rather than cash collateral, while initial margin is still considered cash collateral at both Clearinghouses.

Derivative Designations: Each derivative is designated as one of the following:

▪	a qualifying fair value hedge of the change in fair value of: (1) a recognized asset or liability, or (2) an unrecognized firm commitment; or

▪	a non-qualifying hedge of an asset or liability (an economic hedge) for asset/liability management purposes.

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items attributable to the hedged risk may be recorded in earnings (fair value hedges). Two approaches to hedge accounting include:

▪
Long haul hedge accounting - The application of long haul hedge accounting requires the FHLBank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods; and

▪
Shortcut hedge accounting - Transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability.

Derivatives are typically executed at the same time as the hedged item, and the FHLBank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, the FHLBank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The FHLBank defines market settlement conventions for advances and consolidated obligation discount notes to be five business days or less and for consolidated obligation bonds to be thirty calendar days or less, using a next business day convention. The FHLBank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as net gains (losses) on derivatives and hedging activities. Any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in fair value of the hedged item attributable to the hedged risk) is recorded in other income (loss) as net gains (losses) on derivatives and hedging activities.

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging underlying assets, liabilities or firm commitments that does not qualify for hedge accounting but is an acceptable hedging strategy under the FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge by definition introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities or firm commitments being recorded simultaneously in income. As a result, the FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

Accrued Interest Receivables and Payables: The net settlements of interest receivables and payables on derivatives designated as fair value hedges are recognized as adjustments to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments, thereby affecting the reported amount of net interest income on the Statements of Income. The net settlements of interest receivables and payables on economic hedges are recognized in other income (loss) as net gains (losses) on derivatives and hedging activities.

Discontinuance of Hedge Accounting: The FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in current period earnings. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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

Premises, Software and Equipment: Premises, software, and equipment are included in other assets on the Statements of Condition. The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. The cost of purchased software and certain costs incurred in developing computer software for internal use is capitalized and amortized over future periods. Gains and losses on disposals are included in other income (loss) on the Statements of Income.

As of December 31, 2018 and 2017, premises, software, and equipment were $48,167,000 and $47,670,000, which was net of the accumulated depreciation and amortization of $21,106,000 and $31,482,000, respectively. For the years ended December 31, 2018, 2017, and 2016, the depreciation and amortization expense for premises, software and equipment was $2,975,000, $2,282,000 and $2,031,000, respectively.

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

Mandatorily Redeemable Capital Stock: The FHLBank reclassifies all stock subject to redemption from capital to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from capital to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. The FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the cancellation would be subject to a substantial cancellation fee. Member and non-member shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value plus any estimated accrued but unpaid dividends. The FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on a member's shares of capital stock for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by the FHLBank are reflected as financing cash outflows in the Statements of Cash Flows once settled.

If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Restricted Retained Earnings: Under the Joint Capital Enhancement Agreement, as amended, the FHLBank allocates 20 percent of its quarterly net income to a separate restricted retained earnings account until the account balance equals at least 1 percent of its average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

FHFA Expenses: A portion of the FHFA’s expenses and working capital fund are allocated among the FHLBanks based on the pro rata share of the annual assessments, which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Accounting Standards Update (ASU) 2018-16). In October 2018, the Financial Accounting Standards Board (FASB) issued an amendment that permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury rate, the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments were adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The amendment was effective concurrently with ASU 2017-12 (see below) for annual periods, and interim periods within those annual periods, beginning January 1, 2019. The adoption of this guidance did not materially affect the FHLBank's application of hedge accounting or utilization of hedging strategies.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow existing guidance relating to internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates to. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this ASU also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU will be effective for annual periods, and interim periods within those annual periods beginning after December 31, 2019, which is January 1, 2020 for the FHLBank. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The FHLBank does not plan on early adoption. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). In August 2018, the FASB issued an amendment modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. The amendments in the ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for annual periods ending after December 15, 2020, which is December 31, 2020 for the FHLBank. Early adoption is permitted. The FHLBank does not plan on early adoption. The adoption of this guidance will not have a material impact on the disclosures related to defined benefit plans and will not impact the FHLBank’s financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). In August 2018, the FASB issued an amendment that modifies the disclosure requirements for fair value measurements. This ASU removes the requirement to disclose: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU will be effective for annual periods, and interim periods within those annual periods beginning after December 31, 2019, which is January 1, 2020 for the FHLBank. Early adoption is permitted. The FHLBank does not plan on early adoption. The adoption of this guidance will not have a material impact on the disclosures related to fair value measurements and will not impact the FHLBank’s financial condition, results of operations or cash flows.

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

The amendment became effective for annual periods, and interim periods within those annual periods beginning on January 1, 2019 for the FHLBank. The guidance did not affect the FHLBank's application of hedge accounting for existing hedge strategies. For all short-cut hedge accounting strategies, the FHLBank updated the existing documentation to designate a long-haul method to be utilized in the event a hedge ceases to qualify for the short-cut method. The guidance may also provide opportunities to enhance risk management through new hedge strategies. The adoption of this guidance did not have a material effect on the FHLBank's financial condition, results of operations or cash flows beyond a prospective change in income statement presentation for fair value hedge relationships and new required disclosures.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). In March 2017, FASB issued an amendment to shorten the amortization period of any premium on callable debt securities to the first call date instead of over the contractual life of the instrument. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is intended to reduce diversity in practice in the amortization of premiums and the consideration of how the potential of a security being called is factored into current impairment assessments. The amendment also intends to more closely align the amortization of premiums and discounts to the expectations incorporated into the market pricing of the instrument. The amendment became effective for annual periods, and interim periods within those annual periods beginning on January 1, 2019 for the FHLBank. The adoption of this guidance did not have an impact on the FHLBank's financial condition, results of operations or cash flows.

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

The guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The FHLBank does not plan on early adoption. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an OTTI charge had been recognized before the effective date; however, the FHLBank currently does not have any OTTI debt securities. The FHLBank's internal working group continues its implementation efforts of identifying key interpretive issues and potential impacts to processes and systems that determine the magnitude of the impact on the FHLBank's financial condition, results of operations and cash flows. The FHLBank does not expect this guidance to impact certain financial instruments, including Advances, Agency and government-sponsored enterprise investments, securities purchased under agreements to resell, and other overnight investments due to the specific terms, issuer guarantees, and/or collateralized nature of the instruments that result in high credit quality holdings with no expected credit losses. Adoption of this guidance is not expected to have a material impact on the FHLBank's municipal securities and short-term investments. The FHLBank is still evaluating the impact that adoption of this guidance will have on its mortgage loans held for portfolio.

Leases (ASU 2016-02). In February 2016, FASB issued amendments to lease accounting guidance. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments became effective for annual periods, and interim periods within those annual periods, beginning on January 1, 2019 for the FHLBank. The adoption of this guidance did not have a material effect on the FHLBank's financial condition, results of operations or cash flows.

Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). In January 2016, FASB issued amendments to improve the recognition, measurement, presentation and disclosure of financial instruments through changes to existing GAAP. The provisions impacting the FHLBank include the elimination of the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost, the requirement to use the notion of exit price when measuring the fair value of financial instruments for disclosure purposes, and the separate presentation of financial assets and financial liabilities by measurement category and form of asset (i.e., securities or loans and receivables) on the statement of financial condition or in the notes to financial statements. The amendments became effective for annual periods, and interim periods within those annual periods, beginning on January 1, 2018 for the FHLBank. This guidance impacted disclosures related to the fair value of financial instruments. However, this guidance did not have an impact on the FHLBank's financial condition, results of operations or cash flows.

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

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes pass-through reserves deposited with the FRB of $2,044,000 and $9,513,000 as of December 31, 2018 and 2017, respectively.

NOTE 4 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of December 31, 2018 and 2017 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2018	12/31/2017
Non-mortgage-backed securities:
Certificates of deposit	$—	$584,984
U.S. Treasury obligations	252,377	—
GSE obligations[1]	1,000,495	1,353,083
Non-mortgage-backed securities	1,252,872	1,938,067
Mortgage-backed securities:
U.S. obligation MBS[2]	467	580
GSE MBS[3]	897,774	930,768
Mortgage-backed securities	898,241	931,348
TOTAL	$2,151,113	$2,869,415

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Net gains (losses) on trading securities during the years ended December 31, 2018, 2017, and 2016 are shown in Table 4.2 (in thousands):

Table 4.2

	2018	2017	2016
Net gains (losses) on trading securities held as of December 31, 2018	$(21,626)	$12,375	$4,962
Net gains (losses) on trading securities sold or matured prior to December 31, 2018	(284)	(5,461)	(18,671)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(21,910)	$6,914	$(13,709)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2018 are summarized in Table 4.3 (in thousands):

Table 4.3

	12/31/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,706,572	$25,815	$(6,747)	$1,725,640
TOTAL	$1,706,572	$25,815	$(6,747)	$1,725,640

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2017 are summarized in Table 4.4 (in thousands):

Table 4.4

	12/31/2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,462,025	$31,638	$(432)	$1,493,231
TOTAL	$1,462,025	$31,638	$(432)	$1,493,231

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 4.5 summarizes the available-for-sale securities with unrealized losses as of December 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.5

	12/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$570,042	$(6,747)	$—	$—	$570,042	$(6,747)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$570,042	$(6,747)	$—	$—	$570,042	$(6,747)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 4.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2018 are summarized in Table 4.7 (in thousands):

Table 4.7

	12/31/2018
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$86,430	$86,430	$1	$(3,480)	$82,951
Non-mortgage-backed securities	86,430	86,430	1	(3,480)	82,951
Mortgage-backed securities:
U.S. obligation MBS[1]	109,866	109,866	125	(99)	109,892
GSE MBS[2]	4,260,577	4,260,577	12,164	(18,506)	4,254,235
Mortgage-backed securities	4,370,443	4,370,443	12,289	(18,605)	4,364,127
TOTAL	$4,456,873	$4,456,873	$12,290	$(22,085)	$4,447,078

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2017 are summarized in Table 4.8 (in thousands):

Table 4.8

	12/31/2017
	Amortized Cost	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$89,830	$—	$89,830	$74	$(4,896)	$85,008
Non-mortgage-backed securities	89,830	—	89,830	74	(4,896)	85,008
Mortgage-backed securities:
U.S. obligation MBS[1]	127,588	—	127,588	435	(88)	127,935
GSE MBS[2]	4,561,839	—	4,561,839	15,548	(14,740)	4,562,647
Private-label residential MBS	81,731	(4,163)	77,568	5,456	(1,618)	81,406
Mortgage-backed securities	4,771,158	(4,163)	4,766,995	21,439	(16,446)	4,771,988
TOTAL	$4,860,988	$(4,163)	$4,856,825	$21,513	$(21,342)	$4,856,996

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.9 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.9

	12/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$26,520	$(3,480)	$26,520	$(3,480)
Non-mortgage-backed securities	—	—	26,520	(3,480)	26,520	(3,480)
Mortgage-backed securities:
U.S. obligation MBS[1]	—	—	30,702	(99)	30,702	(99)
GSE MBS[2]	1,655,048	(4,769)	1,567,728	(13,737)	3,222,776	(18,506)
Mortgage-backed securities	1,655,048	(4,769)	1,598,430	(13,836)	3,253,478	(18,605)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,655,048	$(4,769)	$1,624,950	$(17,316)	$3,279,998	$(22,085)

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 4.10 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2017 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

[1]
Total unrealized losses in Table 4.10 will not agree to total gross unrecognized losses in Table 4.8. Total unrealized losses in Table 4.10 include non-credit-related OTTI recognized in accumulated OCI (AOCI) and gross unrecognized gains on previously other-than-temporarily impaired securities.

[2]	Represents single-family MBS issued by Ginnie Mae.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2018 and 2017 are shown in Table 4.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.11

	12/31/2018			12/31/2017
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through 10 years	—	—	—	—	—	—
Due after 10 years	86,430	86,430	82,951	89,830	89,830	85,008
Non-mortgage-backed securities	86,430	86,430	82,951	89,830	89,830	85,008
Mortgage-backed securities	4,370,443	4,370,443	4,364,127	4,771,158	4,766,995	4,771,988
TOTAL	$4,456,873	$4,456,873	$4,447,078	$4,860,988	$4,856,825	$4,856,996

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the year ended December 31, 2018 and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 4.12 presents details of the sales (in thousands). No held-to-maturity securities were sold during the years ended December 31, 2017 and 2016.

Table 4.12

2018
Proceeds from sale of held-to-maturity securities	$87,827
Carrying value of held-to-maturity securities sold	(86,236)
NET REALIZED GAINS (LOSSES)	$1,591

Other-than-temporary Impairment: Historically, the only investments recorded as other-than-temporarily impaired by the FHLBank were private-label residential MBS. The FHLBank's private-label residential MBS portfolio was sold in its entirety during the quarter ended September 30, 2018.

Table 4.13 presents a roll-forward of OTTI activity for the years ended December 31, 2018, 2017, and 2016 related to credit losses recognized in earnings (in thousands):

Table 4.13

	2018	2017	2016
Balance, beginning of period	$7,663	$7,502	$7,785
Additional charge on securities for which OTTI was not previously recognized	—	65	1
Additional charge on securities for which OTTI was previously recognized[1]	26	403	167
Securities matured or sold during the period	(7,308)	—	—
Amortization of credit component of OTTI	(381)	(307)	(451)
Balance, end of period	$—	$7,663	$7,502

[1]	For the years ended December 31, 2018, 2017 and 2016, securities previously impaired represent all securities that were impaired prior to January 1, 2018, 2017 and 2016, respectively.

As of December 31, 2018, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity MBS were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. For held-to-maturity state and local housing agency obligations, the FHLBank determined that all of the gross unrealized losses on these bonds were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2018 and 2017, the FHLBank had advances outstanding at interest rates ranging from 0.88 percent to 7.41 percent and 0.66 percent to 7.41 percent, respectively. Table 5.1 presents advances summarized by redemption term as of December 31, 2018 and 2017 (dollar amounts in thousands):

Table 5.1

	12/31/2018		12/31/2017
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,844,804	2.60%	$14,374,744	1.55%
Due after one year through two years	1,482,844	2.40	1,219,842	1.73
Due after two years through three years	1,442,333	2.53	1,075,287	2.01
Due after three years through four years	7,496,058	2.66	971,634	2.16
Due after four years through five years	816,702	2.68	918,277	1.96
Thereafter	2,695,008	2.58	7,765,440	1.74
Total par value	28,777,749	2.60%	26,325,224	1.67%
Discounts	(3,413)		(8,111)
Hedging adjustments	(44,223)		(21,264)
TOTAL	$28,730,113		$26,295,849

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

Table 5.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of December 31, 2018 and 2017 (in thousands):

Table 5.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	12/31/2018	12/31/2017	12/31/2018	12/31/2017
Due in one year or less	$23,343,939	$21,375,728	$15,133,204	$14,450,744
Due after one year through two years	1,271,660	881,835	1,683,644	1,342,342
Due after two years through three years	1,021,189	897,151	1,629,233	1,186,087
Due after three years through four years	555,901	790,641	7,752,058	1,083,984
Due after four years through five years	598,282	522,768	954,452	1,174,277
Thereafter	1,986,778	1,857,101	1,625,158	7,087,790
TOTAL PAR VALUE	$28,777,749	$26,325,224	$28,777,749	$26,325,224

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2018 and 2017 (in thousands):

Table 5.3

Redemption Term	12/31/2018	12/31/2017
Fixed rate:
Due in one year or less	$1,635,464	$2,079,061
Due after one year	5,455,193	4,957,303
Total fixed rate	7,090,657	7,036,364
Variable rate:
Due in one year or less	13,209,340	12,295,683
Due after one year	8,477,752	6,993,177
Total variable rate	21,687,092	19,288,860
TOTAL PAR VALUE	$28,777,749	$26,325,224

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2018 and 2017, the FHLBank had outstanding advances of $12,660,000,000 and $10,200,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 44.0 percent and 38.8 percent, respectively, of total outstanding advances. The members were the same each year.

See Note 7 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

See Note 16 for information about the fair value of advances.

See Note 18 for detailed information on transactions with related parties.

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

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2018 and 2017 on mortgage loans held for portfolio (in thousands):

Table 6.1

	12/31/2018	12/31/2017
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,179,087	$1,273,893
Fixed rate, long-term, single-family mortgages	7,111,856	5,900,863
Total unpaid principal balance	8,290,943	7,174,756
Premiums	120,548	109,898
Discounts	(2,936)	(2,380)
Deferred loan costs, net	223	280
Other deferred fees	(50)	(60)
Hedging adjustments	2,546	5,111
Total before Allowance for Credit Losses on Mortgage Loans	8,411,274	7,287,605
Allowance for Credit Losses on Mortgage Loans	(812)	(1,208)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,410,462	$7,286,397

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 6.2 presents information as of December 31, 2018 and 2017 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2018	12/31/2017
Conventional loans	$7,619,498	$6,477,696
Government-guaranteed or -insured loans	671,445	697,060
TOTAL UNPAID PRINCIPAL BALANCE	$8,290,943	$7,174,756

See Note 7 for information related to the FHLBank’s credit risk on mortgage loans and allowance for credit losses.

See Note 16 for information about the fair value of mortgage loans held for portfolio.

See Note 18 for detailed information on transactions with related parties.

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2018 and 2017, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit. The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products.

Government Mortgage Loans Held for Portfolio: The FHLBank invests in government-guaranteed or -insured (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and/or the Department of Housing and Urban Development) fixed rate mortgage loans secured by one-to-four family residential properties. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guarantee with respect to defaulted government mortgage loans. Any losses on these loans that are not recovered from the issuer or guarantor are absorbed by the servicers. Therefore, the FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the insurance or guarantee so the FHLBank has not established an allowance for credit losses on government mortgage loans.

Conventional Mortgage Loans Held for Portfolio: The allowance for conventional loans is determined by a formula analysis based upon loss factors predominantly calculated using a historical analysis of loan performance. Delinquent loan migration analysis is performed to determine default probability rates, and historical loss analysis is performed to determine loss severity rates, both of which are then utilized as loss factors within the formula analysis. These analyses include consideration of various data observations, such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The allowance for conventional mortgage loan losses may consist of losses from: (1) individually evaluated mortgage loans, including collateral-dependent loans; (2) collectively evaluated homogeneous pools of residential mortgage loans; and/or (3) estimated additional credit losses in the portfolio. The formula analysis is consistently applied, but loss factors may be adjusted in response to changing conditions, as a result of management’s assessment of the adequacy of the allowance to absorb losses inherent in the portfolio.

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

The FHLBank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to the participating members as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to PFIs for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 7.1

	2018	2017	2016
CE fees paid to PFIs[1]	$6,196	$5,767	$5,421
Performance-based CE fees recovered from PFIs	(107)	(103)	(168)
NET CE FEES PAID	$6,089	$5,664	$5,253

[1]	CE fees paid to PFIs excludes the amortization of CE fees paid up front, which is included with premium amortization as a reduction to mortgage interest income.

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

Allowance for Credit Losses: Table 7.2 presents a roll-forward of the allowance for credit losses for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 7.2

Conventional Loans	2018	2017	2016
Balance, beginning of the period	$1,208	$1,674	$1,972
Net (charge-offs) recoveries	(423)	(280)	(189)
(Reversal) provision for credit losses	27	(186)	(109)
Balance, end of the period	$812	$1,208	$1,674

Table 7.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2018 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 7.3

	12/31/2018
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$50	$—	$—	$—	$50
Collectively evaluated for impairment	762	—	—	—	762
TOTAL ALLOWANCE FOR CREDIT LOSSES	$812	$—	$—	$—	$812
Recorded investment:
Individually evaluated for impairment	$8,679	$—	$28,777,274	$11,966	$28,797,919
Collectively evaluated for impairment	7,760,900	683,856	—	—	8,444,756
TOTAL RECORDED INVESTMENT	$7,769,579	$683,856	$28,777,274	$11,966	$37,242,675

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 7.4 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2017 (in thousands):

Table 7.4

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

Table 7.5 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2018 (dollar amounts in thousands):

Table 7.5

	12/31/2018
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$34,020	$14,790	$—	$—	$48,810
Past due 60-89 days delinquent	6,750	6,114	—	—	12,864
Past due 90 days or more delinquent	8,169	7,898	—	—	16,067
Total past due	48,939	28,802	—	—	77,741
Total current loans	7,720,640	655,054	28,777,274	11,966	37,164,934
Total recorded investment	$7,769,579	$683,856	$28,777,274	$11,966	$37,242,675

Other delinquency statistics:
In process of foreclosure, included above[2]	$2,922	$2,398	$—	$—	$5,320
Serious delinquency rate[3]	0.1%	1.2%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$7,898	$—	$—	$7,898
Loans on non-accrual status[4]	$11,301	$—	$—	$—	$11,301

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,265,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.6 summarizes the key credit quality indicators for all of the FHLBank’s portfolio segments as of December 31, 2017 (dollar amounts in thousands):

Table 7.6

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

Individually Evaluated Impaired Loans: Table 7.7 presents the recorded investment, UPB, and related allowance of impaired conventional mortgage loans individually assessed for impairment as of December 31, 2018 and 2017 (in thousands):

Table 7.7

	12/31/2018			12/31/2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance	$8,551	$8,483	$—	$10,925	$10,875	$—
With an allowance	128	129	50	134	136	39
TOTAL	$8,679	$8,612	$50	$11,059	$11,011	$39

Table 7.8 presents the average recorded investment and related interest income recognized on these individually evaluated impaired loans during the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 7.8

	2018		2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance	$10,157	$219	$10,712	$211	$11,746	$287
With an allowance	131	—	80	(6)	—	—
TOTAL	$10,288	$219	$10,792	$205	$11,746	$287

The FHLBank had $2,183,000 and $2,539,000 classified as REO recorded in other assets as of December 31, 2018 and 2017, respectively.

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

Consistent with FHFA regulation, the FHLBank enters into derivatives to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; and (2) achieve risk management objectives. FHFA regulation and the FHLBank’s RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of the FHLBank’s financial and risk management strategy.

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

Application of Derivatives: At the inception of every hedge transaction, the FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and/or liabilities on the Statements of Condition or firm commitments.

Derivative instruments are designated by the FHLBank as:

▪	A qualifying fair value hedge of an associated financial instrument or a firm commitment; or

▪
A non-qualifying economic hedge to manage certain defined risks in the Statements of Condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities; (2) offset prepayment risks in certain assets; (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted; or (4) reduce exposure to reset risk.

The FHLBank transacts most of its derivatives with large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed through a bilateral agreement with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Clearinghouse the executing counterparty is replaced with that Clearinghouse. The FHLBank is not a derivatives dealer, and thus does not trade derivatives for short-term profit.

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

Types of Hedged Items: The FHLBank may have the following types of hedged items:

Investments - The FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The FHLBank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with interest rate caps or floors, callable swaps or swaptions. The FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. The FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. The FHLBank’s derivatives associated with trading and held-to-maturity securities are designated as economic hedges, and the FHLBank's derivatives associated with available-for-sale securities are designated and qualify as fair value hedges.

Interest rate caps and floors, swaptions and callable swaps may also be used to hedge prepayment and option risk on the MBS held in the FHLBank’s trading, available-for-sale and held-to-maturity portfolios. Many of these derivatives are purchased interest rate caps that hedge interest rate caps embedded in the FHLBank’s trading and held-to-maturity variable rate Agency MBS. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS, they are not specifically linked to individual investment securities and, therefore, do not receive fair value hedge accounting. The derivatives are marked-to-market through earnings.

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

Interest rate caps and floors, swaptions and callable swaps may also be used to hedge prepayment risk on the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the portfolio of mortgage loans, they are not specifically linked to individual loans and, therefore, do not receive fair value hedge accounting. The derivatives are marked-to-market through earnings.

Consolidated Obligations - The FHLBank may enter into derivatives to hedge the interest rate risk associated with its debt issuances. The FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, the FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which the FHLBank received a fixed cash flow designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligation. In this type of transaction, the FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances (typically one- or three-month LIBOR). These transactions are designated as fair value hedges. The FHLBank may issue variable rate consolidated obligations indexed to the Federal funds effective rate, LIBOR or other rates and generally simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and is marked-to-market through earnings.

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

Commitments that obligate the FHLBank to issue consolidated obligations that settle outside of normal market settlement conventions (5 business days for consolidated obligation discount notes and 30 calendar days for consolidated obligation bonds) are considered derivatives. Accordingly, each consolidated obligation commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the consolidated obligation commitment derivative settles, the current market value of the commitment is included with the basis of the consolidated obligation and amortized accordingly.

The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond and is treated as a fair value hedge. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2018, 2017, and 2016.

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

Table 8.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2018 and 2017 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 8.1

	12/31/2018			12/31/2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$8,345,925	$73,969	$24,177	$7,219,084	$56,159	$19,971
Total derivatives designated as hedging relationships	8,345,925	73,969	24,177	7,219,084	56,159	19,971
Derivatives not designated as hedging instruments:
Interest rate swaps	2,151,920	12,907	17,322	3,529,299	3,243	21,672
Interest rate caps/floors	1,373,200	1,044	—	2,344,200	1,011	—
Mortgage delivery commitments	101,551	552	3	77,585	73	43
Consolidated obligation discount note commitments	525,000	—	—	—	—	—
Total derivatives not designated as hedging instruments	4,151,671	14,503	17,325	5,951,084	4,327	21,715
TOTAL	$12,497,596	88,472	41,502	$13,170,168	60,486	41,686
Netting adjustments and cash collateral[1]		(52,377)	(33,618)		(23,456)	(39,269)
DERIVATIVE ASSETS AND LIABILITIES		$36,095	$7,884		$37,030	$2,417

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $58,902,000 and $56,508,000 as of December 31, 2018 and 2017, respectively. Cash collateral received was $77,661,000 and $40,695,000 as of December 31, 2018 and 2017, respectively.

The following tables provide information regarding gains and losses on derivatives and hedging activities by type of hedge and type of derivative, and gains and losses by hedged item for fair value hedges.

For the years ended December 31, 2018, 2017, and 2016, the FHLBank recorded net gains (losses) on derivatives and hedging activities as presented in Table 8.2 (in thousands):

Table 8.2

	2018	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	$(6,290)	$(3,852)	$5,727
Total net gains (losses) related to fair value hedge ineffectiveness	(6,290)	(3,852)	5,727
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	11,453	19,413	23,631
Interest rate caps/floors	33	(3,848)	(956)
Net interest settlements	(5,476)	(15,143)	(39,077)
Mortgage delivery commitments	(1,642)	2,207	(952)
Consolidated obligation discount note commitments	70	—	—
Total net gains (losses) related to derivatives not designated as hedging instruments	4,438	2,629	(17,354)
Price alignment amount[1]	(1,339)	(22)	—
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(3,191)	$(1,245)	$(11,627)

[1]	Amount represents derivatives for which variation margin is characterized as a daily settled contract.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. For the years ended December 31, 2018, 2017, and 2016, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income as presented in Table 8.3 (in thousands):

Table 8.3

	2018
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$14,629	$(19,079)	$(4,450)	$5,772
Investments	12,736	(14,827)	(2,091)	474
Consolidated obligation bonds	(5,992)	6,243	251	(5,178)
Consolidated obligation discount notes	(13)	13	—	12
TOTAL	$21,360	$(27,650)	$(6,290)	$1,080

	2017
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$54,517	$(55,003)	$(486)	$(48,928)
Investments	8,296	(10,885)	(2,589)	(9,271)
Consolidated obligation bonds	(11,913)	11,172	(741)	14,514
Consolidated obligation discount notes	16	(52)	(36)	(15)
TOTAL	$50,916	$(54,768)	$(3,852)	$(43,700)

	2016
	Gains (Losses) on Derivatives	Gains (Losses) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income[1]
Advances	$82,222	$(75,364)	$6,858	$(91,660)
Investments	33,459	(33,799)	(340)	(11,878)
Consolidated obligation bonds	(24,668)	24,147	(521)	31,559
Consolidated obligation discount notes	84	(354)	(270)	(67)
TOTAL	$91,097	$(85,370)	$5,727	$(72,046)

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

Uncleared derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. The FHLBank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. All bilateral security agreements include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the FHLBank, as evidenced by a written security agreement.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $25,799,000 and $19,118,000 as of December 31, 2018 and 2017, respectively. The counterparty was the same for both periods.

Cleared derivatives. For cleared derivatives, a Clearinghouse is the FHLBank’s counterparty. The applicable Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies the FHLBank. The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd and CME Clearing. Effective January 16, 2018, LCH Ltd made certain amendments to its rulebook changing the legal characterization of variation margin payments to be daily settlement payments rather than collateral. CME Clearing made the same changes to its rulebook on January 3, 2017. As a result, at both Clearinghouses, variation margin is characterized as daily settlement payments, rather than cash collateral, while initial margin is still considered cash collateral at both Clearinghouses. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2018 and 2017.

The FHLBank’s net exposure on derivative agreements is presented in Note 12.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2018 and 2017 (in thousands):

Table 9.1

	12/31/2018	12/31/2017
Interest-bearing:
Demand	$265,021	$246,831
Overnight	158,300	161,900
Total interest-bearing	423,321	408,731
Non-interest-bearing:
Other	50,499	53,038
Total non-interest-bearing	50,499	53,038
TOTAL DEPOSITS	$473,820	$461,769

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits as of December 31, 2018 and 2017.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was $1,031,617,463,000 and $1,034,259,761,000 as of December 31, 2018 and 2017, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2018 and 2017 (dollar amounts in thousands):

Table 10.1

	12/31/2018		12/31/2017
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$8,960,500	2.17%	$11,098,440	1.40%
Due after one year through two years	5,625,750	2.28	6,001,000	1.46
Due after two years through three years	2,285,100	2.11	1,240,300	1.60
Due after three years through four years	1,134,750	2.21	1,249,050	1.66
Due after four years through five years	1,087,900	2.58	865,650	1.97
Thereafter	4,879,850	3.01	4,053,100	2.57
Total par value	23,973,850	2.38%	24,507,540	1.65%
Premiums	15,591		19,795
Discounts	(4,088)		(2,843)
Concession fees	(12,445)		(9,753)
Hedging adjustments	(6,514)		(271)
TOTAL	$23,966,394		$24,514,468

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2018 and 2017 includes callable bonds totaling $8,559,000,000 and $6,452,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2018 and 2017 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2018	12/31/2017
Due in one year or less	$16,971,500	$17,243,440
Due after one year through two years	5,270,750	5,460,000
Due after two years through three years	655,100	830,300
Due after three years through four years	319,750	259,050
Due after four years through five years	275,150	280,650
Thereafter	481,600	434,100
TOTAL PAR VALUE	$23,973,850	$24,507,540

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

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2018 and 2017 (in thousands):

Table 10.3

	12/31/2018	12/31/2017
Fixed rate	$12,858,850	$10,597,540
Simple variable rate	10,095,000	12,900,000
Fixed to variable rate	515,000	535,000
Step	470,000	430,000
Variable rate with cap	20,000	—
Range	15,000	45,000
TOTAL PAR VALUE	$23,973,850	$24,507,540

Consolidated Discount Notes: Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 10.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2018	$20,608,332	$20,649,098	2.35%

December 31, 2017	$20,420,651	$20,445,225	1.23%

[1]	Represents yield to maturity excluding concession fees.

Information about the fair value of the consolidated obligations is included in Note 16.

NOTE 11 – AFFORDABLE HOUSING PROGRAM

The Bank Act requires each FHLBank to establish an AHP. As a part of its AHP, the FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. Each FHLBank is required to contribute to its AHP the greater of: (a) 10 percent of its previous year's income subject to assessment; or (b) the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100,000,000 each year. For purposes of the AHP calculation, the term “income subject to assessment” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. The FHLBank accrues this expense monthly based on its income subject to assessment.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If the FHLBank’s income subject to assessment would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the FHFA for a temporary suspension of its AHP contributions. The FHLBank has never applied to the FHFA for a temporary suspension of its AHP contributions.

Table 11.1 details the change in the AHP liability for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 11.1

	2018	2017	2016
Appropriated and reserved AHP funds as of the beginning of the period	$43,005	$33,242	$28,011
AHP set aside based on current year income	18,944	21,934	17,984
Direct grants disbursed	(19,027)	(12,752)	(13,189)
Recaptured funds[1]	159	581	436
Appropriated and reserved AHP funds as of the end of the period	$43,081	$43,005	$33,242

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

As of December 31, 2018, the FHLBank’s AHP accrual on its Statements of Condition consisted of $19,406,000 for the 2019 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $23,675,000 for prior years’ AHP (committed but undisbursed).

NOTE 12 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

The FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis by clearing agent by Clearinghouse, or by counterparty, when it has met the netting requirements. For these financial instruments, the FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, and associated accrued interest.

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

Tables 12.1 and 12.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2018 and 2017 (in thousands):

Table 12.1

12/31/2018
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$88,296	$(83,378)	$4,918	$(1,618)	$3,300
Cleared derivatives	176	31,001	31,177	—	31,177
Total derivative assets	88,472	(52,377)	36,095	(1,618)	34,477
Securities purchased under agreements to resell	1,251,096	—	1,251,096	(1,251,096)	—
TOTAL	$1,339,568	$(52,377)	$1,287,191	$(1,252,714)	$34,477

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 12.3 and 12.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2018 and 2017 (in thousands):

Table 12.3

12/31/2018
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$36,363	$(28,479)	$7,884	$(3)	$7,881
Cleared derivatives	5,139	(5,139)	—	—	—
Total derivative liabilities	41,502	(33,618)	7,884	(3)	7,881
TOTAL	$41,502	$(33,618)	$7,884	$(3)	$7,881

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

Table 13.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2018 and 2017 (dollar amounts in thousands):

Table 13.1

	12/31/2018		12/31/2017
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$387,729	$2,193,001	$380,750	$2,248,599
Total regulatory capital-to-asset ratio	4.0%	5.1%	4.0%	5.2%
Total regulatory capital	$1,908,610	$2,442,156	$1,923,064	$2,485,757
Leverage capital ratio	5.0%	7.4%	5.0%	7.5%
Leverage capital	$2,385,763	$3,538,656	$2,403,830	$3,610,056
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

Stock Dividends: The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2018, 2017, and 2016 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Mandatorily Redeemable Capital Stock: The FHLBank is a cooperative whose members own most of the FHLBank’s capital stock. Former members (including certain non-members that own FHLBank capital stock as a result of merger or acquisition, relocation, charter termination, or involuntary termination of an FHLBank member) own the remaining capital stock to support business transactions still carried on the FHLBank's Statements of Condition. Shares cannot be purchased or sold except between the FHLBank and its members at a price equal to the $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

Table 13.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 13.2

	2018	2017	2016
Balance, beginning of period	$5,312	$2,670	$2,739
Capital stock subject to mandatory redemption reclassified from equity during the period	1,040,316	779,979	762,125
Redemption or repurchase of mandatorily redeemable capital stock during the period	(1,042,258)	(777,530)	(762,268)
Stock dividend classified as mandatorily redeemable capital stock during the period	227	193	74
Balance, end of period	$3,597	$5,312	$2,670

Table 13.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2018 and 2017 (in thousands). The year of redemption in Table 13.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal from the member. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 13.3

Contractual Year of Repurchase	12/31/2018	12/31/2017
Year 1	$—	$1
Year 2	—	—
Year 3	1	—
Year 4	1,798	245
Year 5	—	3,039
Past contractual redemption date due to remaining activity[1]	1,798	2,027
TOTAL	$3,597	$5,312

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2018, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the third quarter of 2018, the FHLBank was classified as adequately capitalized.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 14.1 summarizes the changes in AOCI for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 14.1

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 4)	Net Non-Credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2015	$(8,577)	$(7,950)	$(2,450)	$(18,977)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	17,922			17,922
Non-credit OTTI losses		(62)		(62)
Accretion of non-credit loss		2,006		2,006
Net gains (losses) - defined benefit pension plan			(698)	(698)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		165		165
Amortization of net losses - defined benefit pension plan[2]			221	221
Net current period other comprehensive income (loss)	17,922	2,109	(477)	19,554
Balance at December 31, 2016	9,345	(5,841)	(2,927)	577
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	21,861			21,861
Non-credit OTTI losses		(61)		(61)
Accretion of non-credit loss		1,337		1,337
Net gains (losses) - defined benefit pension plan			885	885
Settlement charges - defined benefit pension plan			279	279
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		402		402
Amortization of net losses - defined benefit pension plan[2]			378	378
Net current period other comprehensive income (loss)	21,861	1,678	1,542	25,081
Balance at December 31, 2017	31,206	(4,163)	(1,385)	25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(12,138)			(12,138)
Accretion of non-credit loss		513		513
Non-credit losses included in basis of securities sold		3,625		3,625
Net gains (losses) - defined benefit pension plan			(2,389)	(2,389)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		25		25
Amortization of net losses - defined benefit pension plan[2]			399	399
Net current period other comprehensive income (loss)	(12,138)	4,163	(1,990)	(9,965)
Balance at December 31, 2018	$19,068	$—	$(3,375)	$15,693

[1]	Recorded in “Net other-than-temporary impairment losses on held-to-maturity securities” on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2017. For the Pentegra Defined Benefit Plan years ended June 30, 2017 and 2016, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. The pension provisions under Moving Ahead for Progress in the 21st Century (MAP-21), enacted July 6, 2012, changed the discount rate to be used in the valuation of future benefits. The increased rates will decrease the valuation as well as the minimum required contributions. By maintaining a level of funding comparative to prior periods (contributing more than the minimum required contribution), the FHLBank is effectively increasing its funded status in the short-term. Table 15.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 15.1

	2018	2017	2016
Net pension cost charged to compensation and benefits expense	$3,528	$3,510	$3,507
Pentegra Defined Benefit Plan funded status as of July 1[1]	109.9%	111.8%	104.7%
FHLBank's funded status as of July 1	111.1%	110.9%	105.3%

[1]
The funded status as of July 1, 2018 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2018 through March 15, 2019. Contributions made on or before March 15, 2019, and designated for the plan year ended June 30, 2018, will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year July 1, 2018 through June 30, 2019 is filed (this Form 5500 is due to be filed no later than April 2020). The funded status as of July 1, 2017 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2017 through March 15, 2018. Contributions made on or before March 15, 2018, and designated for the plan year ended June 30, 2017, will be included in the final valuation as of July 1, 2017. The final funded status as of July 1, 2017 will not be available until the Form 5500 for the plan year July 1, 2017 through June 30, 2018 is filed (this Form 5500 is due to be filed no later than April 2019).

Qualified Defined Contribution Plans: The FHLBank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank are covered by the plan. The FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $1,474,000, $1,343,000 and $1,184,000 to the Pentegra Defined Contribution Plan in 2018, 2017, and 2016, respectively, were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers and members of the board of directors. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component.

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $5,129,000 and $4,478,000 as of December 31, 2018 and 2017, respectively. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2018 and 2017 are presented in Table 15.2 (in thousands):

Table 15.2

	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of year	$12,313	$14,600
Service cost	222	331
Interest cost	506	558
Net (gains) losses	2,389	(885)
Benefits paid	(911)	(1,114)
Settlements	—	(1,177)
Projected benefit obligation at end of year	14,519	12,313
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	911	2,291
Benefits paid	(911)	(1,114)
Settlements	—	(1,177)
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$(14,519)	$(12,313)

Table 15.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2018, 2017, and 2016 (in thousands):

Table 15.3

	2018	2017	2016
Service cost	$222	$331	$457
Interest cost	506	558	532
Amortization of net losses	399	378	221
Settlement charges	—	279	—
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,127	$1,546	$1,210

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic pension cost over the next fiscal year is $291,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2018.

Table 15.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2018, 2017, and 2016 (dollar amounts in thousands):

Table 15.4

	2018	2017	2016
Discount rate - benefit obligation	4.00%	3.50%	4.00%
Discount rate - net periodic benefit cost	3.50%	4.00%	4.00%
Salary increases - benefit obligation	4.89%	4.90%	4.81%
Amortization period (years) - net periodic benefit cost	6	6	6
Accumulated benefit obligation	$11,105	$9,473	$11,701

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2019 will be $1,003,000.

The FHLBank’s estimated future benefit payments are presented in Table 15.5 (in thousands):

Table 15.5

Year ending December 31,	Estimated Benefit Payments
2019	$1,003
2020	1,251
2021	1,269
2022	1,273
2023	1,303
2024 through 2028	3,035

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2018 and 2017. Additionally, these values do not represent an estimate of the overall market value of the FHLBank as going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2018 and 2017.

Tables 16.1 and 16.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2018 and 2017. The FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain private-label MBS, certain mortgage loans held for portfolio, and certain other assets at fair value on a nonrecurring basis. The FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 16.3 and 16.4.

The carrying value, fair value and fair value hierarchy of the FHLBank’s financial assets and liabilities as of December 31, 2018 and 2017 are summarized in Tables 16.1 and 16.2 (in thousands):

Table 16.1

	12/31/2018
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$15,060	$15,060	$15,060	$—	$—	$—
Interest-bearing deposits	670,660	670,660	—	670,660	—	—
Securities purchased under agreements to resell	1,251,096	1,251,096	—	1,251,096	—	—
Federal funds sold	50,000	50,000	—	50,000	—	—
Trading securities	2,151,113	2,151,113	—	2,151,113	—	—
Available-for-sale securities	1,725,640	1,725,640	—	1,725,640	—	—
Held-to-maturity securities	4,456,873	4,447,078	—	4,364,127	82,951	—
Advances	28,730,113	28,728,201	—	28,728,201	—	—
Mortgage loans held for portfolio, net of allowance	8,410,462	8,388,885	—	8,387,425	1,460	—
Accrued interest receivable	109,366	109,366	—	109,366	—	—
Derivative assets	36,095	36,095	—	88,472	—	(52,377)
Liabilities:
Deposits	473,820	473,820	—	473,820	—	—
Consolidated obligation discount notes	20,608,332	20,606,743	—	20,606,743	—	—
Consolidated obligation bonds	23,966,394	23,727,705	—	23,727,705	—	—
Mandatorily redeemable capital stock	3,597	3,597	3,597	—	—	—
Accrued interest payable	87,903	87,903	—	87,903	—	—
Derivative liabilities	7,884	7,884	—	41,502	—	(33,618)
Other Asset (Liability):
Industrial revenue bonds	35,000	32,154	—	32,154	—	—
Financing obligation payable	(35,000)	(32,154)	—	(32,154)	—	—

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

Fair Value Methodologies and Techniques and Significant Inputs:

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Tables 16.3 and 16.4.

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

As of December 31, 2018, multiple prices were received for all of the FHLBank’s long-term non-MBS holdings with all vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

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

As of December 31, 2018, multiple prices were received for all of the FHLBank’s MBS holdings with most vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers, the FHLBank’s additional analyses), the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

Impaired Mortgage Loans Held for Portfolio and Real Estate Owned: The estimated fair values of impaired mortgage loans held for portfolio and REO on a nonrecurring basis are generally based on broker prices or property values obtained from a third-party pricing vendor. All estimated fair values of impaired mortgage loans held for portfolio and REO are net of any estimated selling costs.

Derivative Assets/Liabilities: The FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of the FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. In addition, the FHLBank requires collateral agreements with collateral delivery thresholds on all of its uncleared derivatives. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives. The FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

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

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:

▪	Interest-rate related:

•	Discount rate assumption - OIS curve;

•	Forward interest rate assumption for rate resets - LIBOR swap curve;

•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and

•	Prepayment assumptions.

▪	Mortgage delivery commitments:

•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Measurements: Tables 16.3 and 16.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2018 and 2017 (in thousands).

Table 16.3

	12/31/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	252,377	—	252,377	—	—
GSE obligations[2]	1,000,495	—	1,000,495	—	—
U.S. obligation MBS[3]	467	—	467	—	—
GSE MBS[4]	897,774	—	897,774	—	—
Total trading securities	2,151,113	—	2,151,113	—	—
Available-for-sale securities:
GSE MBS[5]	1,725,640	—	1,725,640	—	—
Total available-for-sale securities	1,725,640	—	1,725,640	—	—
Derivative assets:
Interest-rate related	35,543	—	87,920	—	(52,377)
Mortgage delivery commitments	552	—	552	—	—
Total derivative assets	36,095	—	88,472	—	(52,377)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,912,848	$—	$3,965,225	$—	$(52,377)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$7,881	$—	$41,499	$—	$(33,618)
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	7,884	—	41,502	—	(33,618)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,884	$—	$41,502	$—	$(33,618)

Nonrecurring fair value measurements - Assets[6]:
Impaired mortgage loans	$1,463	$—	$—	$1,463	$—
Real estate owned	1,028	—	—	1,028	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,491	$—	$—	$2,491	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac.

[3]	Represents single-family MBS issued by Ginnie Mae.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the year ended December 31, 2018 and still outstanding as of December 31, 2018.

Table 16.4

	12/31/2017
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$584,984	$—	$584,984	$—	$—
GSE obligations[2]	1,353,083	—	1,353,083	—	—
U.S. obligation MBS[3]	580	—	580	—	—
GSE MBS[4]	930,768	—	930,768	—	—
Total trading securities	2,869,415	—	2,869,415	—	—
Available-for-sale securities:
GSE MBS[5]	1,493,231	—	1,493,231	—	—
Total available-for-sale securities	1,493,231	—	1,493,231	—	—
Derivative assets:
Interest-rate related	36,957	—	60,413	—	(23,456)
Mortgage delivery commitments	73	—	73	—	—
Total derivative assets	37,030	—	60,486	—	(23,456)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,399,676	$—	$4,423,132	$—	$(23,456)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,374	$—	$41,643	$—	$(39,269)
Mortgage delivery commitments	43	—	43	—	—
Total derivative liabilities	2,417	—	41,686	—	(39,269)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,417	$—	$41,686	$—	$(39,269)

Nonrecurring fair value measurements - Assets[6]:
Held-to-maturity securities:
Private-label residential MBS	$4,097	$—	$—	$4,097	$—
Impaired mortgage loans	1,633	—	—	1,633	—
Real estate owned	1,031	—	—	1,031	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$6,761	$—	$—	$6,761	$—

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $986,994,515,000 and $989,306,996,000 as of December 31, 2018 and 2017, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2018, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2018 and 2017, off-balance sheet commitments are presented in Table 17.1 (in thousands):

Table 17.1

	12/31/2018			12/31/2017
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,824,497	$37,933	$3,862,430	$3,410,258	$7,238	$3,417,496
Advance commitments outstanding	116,475	43,782	160,257	70,025	99,475	169,500
Commitments for standby bond purchases	69,277	686,602	755,879	354,410	543,967	898,377
Commitments to fund or purchase mortgage loans	101,551	—	101,551	77,585	—	77,585
Commitments to issue consolidated bonds, at par	—	—	—	5,000	—	5,000
Commitments to issue consolidated discount notes, at par	1,825,000	—	1,825,000	—	—	—

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s MPP. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Standby letters of credit have original expiration periods of up to 10 years, currently expiring no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,296,000 and $1,246,000 as of December 31, 2018 and 2017, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2021, though some are renewable at the option of the FHLBank. As of December 31, 2018 and 2017, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2018 and 2017.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $549,000 and $30,000 as of December 31, 2018 and 2017, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, the FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on the FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to the FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by the FHLBank. The County assigned the lease to the bond trustee for the FHLBank's benefit as the sole holder of the IRBs. The FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in the FHLBank's statement of financial condition. The IRBs and the equivalent liability are included in the FHLBank's statement of financial condition in other assets and other liabilities, respectively. The FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2018 and 2017, $35,000,000 and $29,000,000, respectively, of the IRBs were issued and outstanding. A final disbursement of $6,000,000 occurred on August 8, 2018.

Lease Commitments: Net rental costs under operating leases of approximately $138,000, $81,000 and $81,000 in 2018, 2017, and 2016, respectively, for premises and equipment have been charged to other operating expenses. Total future minimum net rentals, which extend no later than 2023, are $448,000.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2018, the total original par value of customer securities held by the FHLBank under this arrangement was $47,829,202,000.

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

As provided by statute, the FHLBank’s members have the right to vote on the election of directors. In accordance with the Bank Act and FHFA regulations, members elect all of the FHLBank’s board of directors. Under the statute and regulations, each member directorship is designated to one of the four states in the FHLBank’s district, and a member is entitled to vote only for candidates for the state in which the member’s principal place of business is located. Each independent director is elected by the members at large from among individuals nominated by the FHLBank’s board of directors. A member is entitled to cast, for each applicable directorship, one vote for each share of capital stock that the member is required to hold as of the record date for voting, subject to a statutory limitation. Under this limitation, the total number of votes that a member may cast is limited to the average number of shares of the FHLBank’s capital stock that were required to be held by all members in that state as of the record date for voting. Non-member stockholders are not entitled to cast votes for the election of directors. As of December 31, 2018 and 2017, no member owned more than 10 percent of the voting interests of the FHLBank due to the statutory limitation on members’ voting rights as discussed above.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 18.1 and 18.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2018 and 2017 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 18.1

12/31/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$24,006	9.6%	$274,000	21.4%	$298,006	19.5%
MidFirst Bank	OK	500	0.2	294,700	23.0	295,200	19.3
TOTAL		$24,506	9.8%	$568,700	44.4%	$593,206	38.8%

Table 18.2

12/31/2017
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$27,450	11.6%	$251,750	17.9%	$279,200	17.0%
MidFirst Bank	OK	500	0.2	229,014	16.3	229,514	13.9
Capitol Federal Savings Bank	KS	500	0.2	194,970	13.8	195,470	11.9
TOTAL		$28,450	12.0%	$675,734	48.0%	$704,184	42.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2018 and 2017 are summarized in Table 18.3 (dollar amounts in thousands). The applicable columns are left blank if the member owned less than 10 percent of outstanding regulatory capital stock for the period presented.

Table 18.3

	12/31/2018		12/31/2017		12/31/2018		12/31/2017
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$6,100,000	21.2%	$5,100,000	19.4%	$29,288	6.2%	$20,486	4.5%
MidFirst Bank	6,560,000	22.8	5,100,000	19.4	331	0.1	266	0.1
Capitol Federal Savings Bank			2,175,000	8.3			262	0.1
TOTAL	$12,660,000	44.0%	$12,375,000	47.1%	$29,619	6.3%	$21,014	4.7%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2018 and 2017. Capitol Federal Savings Bank did not sell any mortgage loans into the MPF Program during the year ended December 31, 2017.

Transactions with FHLBank Directors’ Financial Institutions: Table 18.4 presents information as of December 31, 2018 and 2017 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 18.4

	12/31/2018		12/31/2017
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$157,012	0.5%	$168,017	0.6%

Deposits	$9,679	2.1%	$9,138	2.0%

Class A Common Stock	$4,179	1.7%	$4,829	2.0%
Class B Common Stock	4,924	0.4	7,693	0.5
TOTAL CAPITAL STOCK	$9,103	0.6%	$12,522	0.8%

Table 18.5 presents mortgage loans acquired during the years ended December 31, 2018 and 2017 for members that had an officer or director serving on the FHLBank’s board of directors in 2018 or 2017 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 18.5

	12/31/2018		12/31/2017
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$104,360	5.1%	$112,650	7.1%

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

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2018, 2017, and 2016 as presented in Table 19.1 (in thousands). All transactions occurred at market prices.

Table 19.1

Business Activity	2018	2017	2016
Average overnight interbank loan balances to other FHLBanks[1]	$1,466	$4,534	$4,686
Average overnight interbank loan balances from other FHLBanks[1]	3,562	1,247	2,314
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	1,256	1,429	1,469
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	5,687	4,854	4,354
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $108,242,000 and $110,641,000 as of December 31, 2018 and 2017, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $3,429,000, $5,817,000, and $9,011,000 for the years ended December 31, 2018, 2017, and 2016, respectively.