Form 10-Q
period 2019-03-31
Federal Home Loan Bank of Topeka
filed 2019-05-09
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
May 7, 2019
Class A Stock, par value $100 per share	3,879,855
Class B Stock, par value $100 per share	11,695,344

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

Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this quarterly report, as well as those discussed under Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2018, incorporated by reference herein.

All forward-looking statements contained in this Form 10-Q are expressly qualified in their entirety by reference to this cautionary notice. The reader should not place undue reliance on such forward-looking statements, since the statements speak only as of the date that they are made and the FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward-looking statement for any reason to reflect events or circumstances after the date of this quarterly report.

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2019	12/31/2018
ASSETS
Cash and due from banks	$12,917	$15,060
Interest-bearing deposits	238,363	670,660
Securities purchased under agreements to resell (Note 10)	4,273,438	1,251,096
Federal funds sold	1,950,000	50,000

Investment securities:
Trading securities (Note 3)	3,907,002	2,151,113
Available-for-sale securities (Note 3)	3,911,021	1,725,640
Held-to-maturity securities[1] (Note 3)	4,242,242	4,456,873
Total investment securities	12,060,265	8,333,626

Advances (Notes 4, 6)	29,862,995	28,730,113
Mortgage loans held for portfolio, net of allowance for credit losses of $824 and $812 (Notes 5, 6)	8,701,250	8,410,462
Accrued interest receivable	137,957	109,366
Derivative assets, net (Notes 7, 10)	85,015	36,095
Other assets	105,496	108,778

TOTAL ASSETS	$57,427,696	$47,715,256

LIABILITIES
Deposits (Note 8)	$544,500	$473,820

Consolidated obligations, net:
Discount notes (Note 9)	26,785,113	20,608,332
Bonds (Note 9)	27,400,165	23,966,394
Total consolidated obligations, net	54,185,278	44,574,726

Mandatorily redeemable capital stock (Note 11)	3,548	3,597
Accrued interest payable	104,921	87,903
Affordable Housing Program payable	44,962	43,081
Derivative liabilities, net (Notes 7, 10)	408	7,884
Other liabilities	65,229	69,993

TOTAL LIABILITIES	54,948,846	45,261,004

Commitments and contingencies (Note 14)

1    Fair value: $4,229,501 and $4,447,078 as of March 31, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these financial statements.

6

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2019	12/31/2018
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 1,981 and 2,473 shares issued and outstanding) (Note 11)	$198,079	$247,361
Class B ($100 par value; 13,103 and 12,772 shares issued and outstanding) (Note 11)	1,310,317	1,277,176
Total capital stock	1,508,396	1,524,537

Retained earnings:
Unrestricted	734,822	716,555
Restricted	208,018	197,467
Total retained earnings	942,840	914,022

Accumulated other comprehensive income (loss) (Note 12)	27,614	15,693

TOTAL CAPITAL	2,478,850	2,454,252

TOTAL LIABILITIES AND CAPITAL	$57,427,696	$47,715,256

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2019	03/31/2018
INTEREST INCOME:
Interest-bearing deposits	$5,170	$2,236
Securities purchased under agreements to resell	27,930	11,430
Federal funds sold	10,324	10,589
Trading securities	21,944	16,587
Available-for-sale securities	15,396	8,862
Held-to-maturity securities	31,273	25,327
Advances	187,609	140,818
Mortgage loans held for portfolio	73,284	59,535
Other	384	409
Total interest income	373,314	275,793

INTEREST EXPENSE:
Deposits	2,688	1,614
Consolidated obligations:
Discount notes	148,991	94,978
Bonds	158,157	112,432
Mandatorily redeemable capital stock (Note 11)	43	61
Other	420	229
Total interest expense	310,299	209,314

NET INTEREST INCOME	63,015	66,479
(Reversal) provision for credit losses on mortgage loans (Note 6)	78	30
NET INTEREST INCOME AFTER LOAN LOSS (REVERSAL) PROVISION	62,937	66,449

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 3)	28,755	(26,950)
Net gains (losses) on sale of held-to-maturity securities (Note 3)	—	34
Net gains (losses) on derivatives and hedging activities (Note 7)	(18,542)	16,643
Standby bond purchase agreement commitment fees	566	848
Letters of credit fees	1,186	1,066
Other	709	1,372
Total other income (loss)	12,674	(6,987)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2019	03/31/2018
OTHER EXPENSES:
Compensation and benefits	$9,258	$8,330
Other operating	4,255	4,185
Federal Housing Finance Agency	812	764
Office of Finance	849	784
Other	1,816	1,402
Total other expenses	16,990	15,465

INCOME BEFORE ASSESSMENTS	58,621	43,997

Affordable Housing Program	5,866	4,406

NET INCOME	$52,755	$39,591

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2019	03/31/2018
Net income	$52,755	$39,591

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	11,848	4,142
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	301
Defined benefit pension plan	73	7
Total other comprehensive income (loss)	11,921	4,450

TOTAL COMPREHENSIVE INCOME	$64,676	$44,041

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							31,673	7,918	39,591	4,450	44,041
Proceeds from issuance of capital stock	3	323	2,721	272,052	2,724	272,375					272,375
Repurchase/redemption of capital stock	(2,369)	(236,937)	(21)	(2,037)	(2,390)	(238,974)					(238,974)
Net reclassification of shares to mandatorily redeemable capital stock	(391)	(39,140)	(613)	(61,250)	(1,004)	(100,390)					(100,390)
Net transfer of shares between Class A and Class B	2,069	206,908	(2,069)	(206,908)	—	—					—
Dividends on capital stock (Class A - 1.5%, Class B - 6.7%):
Cash payment							(70)		(70)		(70)
Stock issued			257	25,686	257	25,686	(25,686)		(25,686)		—
Balance at March 31, 2018	1,663	$166,288	14,324	$1,432,448	15,987	$1,598,736	$682,910	$171,331	$854,241	$30,108	$2,483,085

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							42,204	10,551	52,755	11,921	64,676
Proceeds from issuance of capital stock	1	52	3,377	337,706	3,378	337,758					337,758
Repurchase/redemption of capital stock	(3,388)	(338,827)	(150)	(15,023)	(3,538)	(353,850)					(353,850)
Net reclassification of shares to mandatorily redeemable capital stock	(179)	(17,911)	(60)	(6,004)	(239)	(23,915)					(23,915)
Net transfer of shares between Class A and Class B	3,074	307,404	(3,074)	(307,404)	—	—					—
Dividends on capital stock (Class A - 2.3%, Class B - 7.5%):
Cash payment							(71)		(71)		(71)
Stock issued			238	23,866	238	23,866	(23,866)		(23,866)		—
Balance at March 31, 2019	1,981	$198,079	13,103	$1,310,317	15,084	$1,508,396	$734,822	$208,018	$942,840	$27,614	$2,478,850

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2019	03/31/2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,755	$39,591
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	8,802	4,803
Concessions on consolidated obligations	2,478	1,369
Premiums and discounts on investments, net	919	783
Premiums, discounts and commitment fees on advances, net	(927)	(1,304)
Premiums, discounts and deferred loan costs on mortgage loans, net	3,989	4,184
Fair value adjustments on hedged assets or liabilities	1,267	453
Premises, software and equipment	753	791
Other	73	7
(Reversal) provision for credit losses on mortgage loans	78	30
Non-cash interest on mandatorily redeemable capital stock	42	61
Net realized (gains) losses on sale of held-to-maturity securities	—	(34)
Net other-than-temporary impairment losses on held-to-maturity securities	—	22
Net realized (gains) losses on sale of premises and equipment	(3)	(879)
Other adjustments	(47)	(132)
Net (gains) losses on trading securities	(28,755)	26,950
Net change in derivatives and hedging activities	(38,853)	22,370
(Increase) decrease in accrued interest receivable	(28,624)	(11,187)
Change in net accrued interest included in derivative assets	(3,132)	(3,989)
(Increase) decrease in other assets	1,850	988
Increase (decrease) in accrued interest payable	16,911	18,464
Change in net accrued interest included in derivative liabilities	3,778	(273)
Increase (decrease) in Affordable Housing Program liability	1,881	2,355
Increase (decrease) in other liabilities	(4,833)	(9,117)
Total adjustments	(62,353)	56,715
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(9,598)	96,306

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2019	03/31/2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$407,921	$(440,909)
Net (increase) decrease in securities purchased under resale agreements	(3,022,342)	(44,599)
Net (increase) decrease in Federal funds sold	(1,900,000)	(3,107,000)
Net (increase) decrease in short-term trading securities	(1,210,000)	(715,000)
Proceeds from maturities of and principal repayments on long-term trading securities	237,807	153,799
Purchases of long-term trading securities	(754,941)	—
Proceeds from maturities of and principal repayments on long-term available-for-sale securities	2,902	2,260
Purchases of long-term available-for-sale securities	(2,135,066)	(79,178)
Proceeds from sale of held-to-maturity securities	—	8,406
Proceeds from maturities of and principal repayments on long-term held-to-maturity securities	214,456	203,664
Purchases of long-term held-to-maturity securities	—	(466,981)
Advances repaid	100,696,593	102,395,193
Advances originated	(101,789,046)	(103,131,501)
Principal collected on mortgage loans	196,864	201,174
Purchases of mortgage loans	(491,056)	(387,768)
Proceeds from sale of foreclosed assets	703	1,722
Other investing activities	761	678
Proceeds from sale of premises, software and equipment	—	2,414
Purchases of premises, software and equipment	(300)	(2,216)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,544,744)	(5,405,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,352	217,732
Net proceeds from issuance of consolidated obligations:
Discount notes	251,204,917	260,985,732
Bonds	5,574,167	6,563,236
Payments for maturing and retired consolidated obligations:
Discount notes	(245,039,459)	(258,807,777)
Bonds	(2,154,000)	(3,821,750)
Net interest payments received (paid) for financing derivatives	(609)	(2,951)
Proceeds from issuance of capital stock	337,758	272,375
Payments for repurchase/redemption of capital stock	(353,850)	(238,974)
Payments for repurchase of mandatorily redeemable capital stock	(24,006)	(100,734)
Cash dividends paid	(71)	(70)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,552,199	5,066,819
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,143)	(242,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,060	268,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,917	$25,333

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2019	03/31/2018
Supplemental disclosures:
Interest paid	$279,543	$186,887
Affordable Housing Program payments	$4,251	$2,093
Net transfers of mortgage loans to other assets	$350	$1,658

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2019

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

The FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2018. The interim financial statements presented herein should be read in conjunction with the FHLBank’s audited financial statements and notes thereto, which are included in the FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 18, 2019 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

Derivatives and Hedging Activities: Beginning January 1, 2019, the FHLBank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Net gains (losses) on derivatives and hedging activities for qualifying hedges recorded in net interest income include unrealized and realized gains (losses), which include net interest settlements.

Prior to January 1, 2019, fair value hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item) was recorded in non-interest income as net gains (losses) on derivatives and hedging activities.

Investment Securities: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as net unrealized gains (losses) on available-for-sale securities. Beginning January 1, 2019, the FHLBank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges, including fair value hedges of available-for-sale securities. For available-for-sale securities that have been hedged and qualify as a fair value hedge, the FHLBank records the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

Prior to January 1, 2019, for available-for-sale securities that were hedged and qualified as a fair value hedge, the FHLBank recorded the portion of the change in the fair value of the investment related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and recorded the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

Prepayment Fees on Advances: The FHLBank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. The FHLBank records prepayment fees net of basis adjustments related to hedging activities included in the carrying value of the advance as advance interest income in the Statements of Income.

If a new advance does not qualify as a modification of an existing advance, the existing advance is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to advance interest income in the Statements of Income.

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified advance, and amortized using a level-yield methodology over the life of the modified advance to advance interest income. If the modified advance is hedged and meets hedge accounting requirements, the modified advance is marked to benchmark or full fair value, depending on the risk being hedged, and subsequent fair value changes that are attributable to the hedged risk are recorded in advance interest income effective January 1, 2019. Prior to January 1, 2019, subsequent fair value changes were recorded in non-interest income as net gains (losses) on derivatives and hedging activities.

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

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow existing guidance relating to internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines to which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this ASU also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU will be effective for annual periods, and interim periods within those annual periods beginning after December 31, 2019, which is January 1, 2020 for the FHLBank. Early adoption of the amendments in this ASU is permitted, including adoption in any interim period, for all entities. The FHLBank does not plan on early adoption. The adoption of this guidance is not expected to have a material effect on the FHLBank's financial condition, results of operations or cash flows.

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

Targeted Improvements to Accounting for Hedging Activities, as amended (ASU 2017-12). In August 2017, the FASB issued an amendment to simplify the application of hedge accounting guidance in current GAAP and to improve the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements. This guidance requires that, for fair value hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness be presented in the same income statement line that is used to present the earnings effect of the hedged item. In addition, the amendments include certain targeted improvements to the assessment of hedge effectiveness and permit, among other things, the following:

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

•
For a cash flow hedge of interest rate risk of a variable rate financial instrument, an entity can designate the variability in cash flows attributable to the contractually specified interest rate as the hedged risk; and

•
If an entity that applies the shortcut method determines that use of that method was not or is no longer appropriate, the entity may apply a long-haul method for assessing hedge effectiveness as long as the hedge is highly effective and the entity documents at inception which long-haul methodology it will use.

The amendment became effective for annual periods, and interim periods within those annual periods beginning on January 1, 2019 for the FHLBank. The guidance did not affect the FHLBank's application of hedge accounting for existing hedge strategies. For all short-cut hedge accounting trades, the FHLBank updated existing documentation to designate a long-haul method to be utilized in the event a hedge ceases to qualify for the short-cut method. The guidance may also provide opportunities to enhance risk management through new hedge strategies, including partial term hedges. The adoption of this guidance did not have a material effect on the FHLBank's financial condition, results of operations or cash flows beyond a prospective change in income statement presentation for fair value hedge relationships and new required disclosures.

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

Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13). In June 2016, FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, under the new guidance, a financial asset, or a group of financial assets, measured at amortized cost basis is required to be presented at the net amount expected to be collected.

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

Leases (ASU 2016-02). In February 2016, FASB issued amendments to lease accounting guidance. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments became effective for annual periods, and interim periods within those annual periods, beginning on January 1, 2019 for the FHLBank. The adoption of this guidance did not have a material effect on the FHLBank's financial condition, results of operations or cash flows.

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of March 31, 2019 and December 31, 2018 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2019	12/31/2018
Non-mortgage-backed securities:
Certificates of deposit	$1,210,086	$—
U.S. Treasury obligations	1,014,067	252,377
GSE obligations[1]	806,702	1,000,495
Non-mortgage-backed securities	3,030,855	1,252,872
Mortgage-backed securities:
U.S. obligation MBS[2]	446	467
GSE MBS[3]	875,701	897,774
Mortgage-backed securities	876,147	898,241
TOTAL	$3,907,002	$2,151,113

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Net gains (losses) on trading securities during the three months ended March 31, 2019 and 2018 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2019	03/31/2018
Net gains (losses) on trading securities held as of March 31, 2019	$28,804	$(25,784)
Net gains (losses) on trading securities sold or matured prior to March 31, 2019	(49)	(1,166)
NET GAINS (LOSSES) ON TRADING SECURITIES	$28,755	$(26,950)

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2019 are summarized in Table 3.3 (in thousands):

Table 3.3

	03/31/2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,017,155	$1,463	$(33)	$2,018,585
Non-mortgage-backed securities	2,017,155	1,463	(33)	2,018,585
Mortgage-backed securities:
GSE MBS[1]	1,862,950	33,011	(3,525)	1,892,436
Mortgage-backed securities	1,862,950	33,011	(3,525)	1,892,436
TOTAL	$3,880,105	$34,474	$(3,558)	$3,911,021

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2018 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,706,572	$25,815	$(6,747)	$1,725,640
TOTAL	$1,706,572	$25,815	$(6,747)	$1,725,640

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of March 31, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$256,817	$(33)	$—	$—	$256,817	$(33)
Non-mortgage-backed securities	256,817	(33)	—	—	256,817	(33)
Mortgage-backed securities:
GSE MBS[1]	145,633	(1,324)	188,863	(2,201)	334,496	(3,525)
Mortgage-backed securities	145,633	(1,324)	188,863	(2,201)	334,496	(3,525)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$402,450	$(1,357)	$188,863	$(2,201)	$591,313	$(3,558)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.6

	12/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS[1]	$570,042	$(6,747)	$—	$—	$570,042	$(6,747)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$570,042	$(6,747)	$—	$—	$570,042	$(6,747)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2019 and December 31, 2018 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2019		12/31/2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,017,155	2,018,585	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,017,155	2,018,585	—	—
Mortgage-backed securities	1,862,950	1,892,436	1,706,572	1,725,640
TOTAL	$3,880,105	$3,911,021	$1,706,572	$1,725,640

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2019 are summarized in Table 3.8 (in thousands):

Table 3.8

	03/31/2019
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$86,430	$86,430	$—	$(3,317)	$83,113
Non-mortgage-backed securities	86,430	86,430	—	(3,317)	83,113
Mortgage-backed securities:
U.S. obligation MBS[1]	106,576	106,576	—	(364)	106,212
GSE MBS[2]	4,049,236	4,049,236	10,456	(19,516)	4,040,176
Mortgage-backed securities	4,155,812	4,155,812	10,456	(19,880)	4,146,388
TOTAL	$4,242,242	$4,242,242	$10,456	$(23,197)	$4,229,501

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2018 are summarized in Table 3.9 (in thousands):

Table 3.9

	12/31/2018
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$86,430	$86,430	$1	$(3,480)	$82,951
Non-mortgage-backed securities	86,430	86,430	1	(3,480)	82,951
Mortgage-backed securities:
U.S. obligation MBS[1]	109,866	109,866	125	(99)	109,892
GSE MBS[2]	4,260,577	4,260,577	12,164	(18,506)	4,254,235
Mortgage-backed securities	4,370,443	4,370,443	12,289	(18,605)	4,364,127
TOTAL	$4,456,873	$4,456,873	$12,290	$(22,085)	$4,447,078

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.10 summarizes the held-to-maturity securities with unrealized losses as of March 31, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.10

	03/31/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$56,426	$(4)	$26,687	$(3,313)	$83,113	$(3,317)
Non-mortgage-backed securities	56,426	(4)	26,687	(3,313)	83,113	(3,317)
Mortgage-backed securities:
U.S. obligation MBS[1]	76,767	(231)	29,445	(133)	106,212	(364)
GSE MBS[2]	1,264,935	(5,466)	1,908,044	(14,050)	3,172,979	(19,516)
Mortgage-backed securities	1,341,702	(5,697)	1,937,489	(14,183)	3,279,191	(19,880)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,398,128	$(5,701)	$1,964,176	$(17,496)	$3,362,304	$(23,197)

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.11 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.11

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2019 and December 31, 2018 are shown in Table 3.12 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.12

	03/31/2019			12/31/2018
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	86,430	86,430	83,113	86,430	86,430	82,951
Non-mortgage-backed securities	86,430	86,430	83,113	86,430	86,430	82,951
Mortgage-backed securities	4,155,812	4,155,812	4,146,388	4,370,443	4,370,443	4,364,127
TOTAL	$4,242,242	$4,242,242	$4,229,501	$4,456,873	$4,456,873	$4,447,078

Net gains (losses) were realized on the sale of long-term held-to-maturity securities during the three months ended March 31, 2018 and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 3.13 presents details of the sales (in thousands). No held-to-maturity securities were sold during the three months ended March 31, 2019.

Table 3.13

Three Months Ended
03/31/2018
Proceeds from sale of held-to-maturity securities	$8,406
Carrying value of held-to-maturity securities sold	(8,372)
NET REALIZED GAINS (LOSSES)	$34

As of March 31, 2019, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity securities were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2019 and December 31, 2018, the FHLBank had advances outstanding at interest rates ranging from 0.88 percent to 7.41 percent. Table 4.1 presents advances summarized by redemption term as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 4.1

	03/31/2019		12/31/2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,806,679	2.60%	$14,844,804	2.60%
Due after one year through two years	1,985,215	2.44	1,482,844	2.40
Due after two years through three years	1,261,938	2.63	1,442,333	2.53
Due after three years through four years	755,038	2.63	7,496,058	2.66
Due after four years through five years	9,287,897	2.67	816,702	2.68
Thereafter	2,773,434	2.59	2,695,008	2.58
Total par value	29,870,201	2.61%	28,777,749	2.60%
Discounts	(2,486)		(3,413)
Hedging adjustments	(4,720)		(44,223)
TOTAL	$29,862,995		$28,730,113

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

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of March 31, 2019 and December 31, 2018 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	03/31/2019	12/31/2018	03/31/2019	12/31/2018
Due in one year or less	$24,189,884	$23,343,939	$14,193,579	$15,133,204
Due after one year through two years	1,695,174	1,271,660	2,198,365	1,683,644
Due after two years through three years	782,116	1,021,189	1,405,988	1,629,233
Due after three years through four years	471,460	555,901	1,011,038	7,752,058
Due after four years through five years	646,325	598,282	9,419,647	954,452
Thereafter	2,085,242	1,986,778	1,641,584	1,625,158
TOTAL PAR VALUE	$29,870,201	$28,777,749	$29,870,201	$28,777,749

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of March 31, 2019 and December 31, 2018 (in thousands):

Table 4.3

Redemption Term	03/31/2019	12/31/2018
Fixed rate:
Due in one year or less	$1,507,165	$1,635,464
Due after one year	5,701,810	5,455,193
Total fixed rate	7,208,975	7,090,657
Variable rate:
Due in one year or less	12,299,514	13,209,340
Due after one year	10,361,712	8,477,752
Total variable rate	22,661,226	21,687,092
TOTAL PAR VALUE	$29,870,201	$28,777,749

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2019 and December 31, 2018 on mortgage loans held for portfolio (in thousands):

Table 5.1

	03/31/2019	12/31/2018
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,160,821	$1,179,087
Fixed rate, long-term, single-family mortgages	7,414,412	7,111,856
Total unpaid principal balance	8,575,233	8,290,943
Premiums	125,937	120,548
Discounts	(2,841)	(2,936)
Deferred loan costs, net	216	223
Other deferred fees	(47)	(50)
Hedging adjustments	3,576	2,546
Total before Allowance for Credit Losses on Mortgage Loans	8,702,074	8,411,274
Allowance for Credit Losses on Mortgage Loans	(824)	(812)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,701,250	$8,410,462

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of March 31, 2019 and December 31, 2018 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2019	12/31/2018
Conventional loans	$7,909,524	$7,619,498
Government-guaranteed or -insured loans	665,709	671,445
TOTAL UNPAID PRINCIPAL BALANCE	$8,575,233	$8,290,943

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

Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three months ended March 31, 2019 and 2018 (in thousands):

Table 6.1

	Three Months Ended
	03/31/2019	03/31/2018
Balance, beginning of the period	$812	$1,208
Net (charge-offs) recoveries	(66)	(181)
(Reversal) provision for credit losses	78	30
Balance, end of the period	$824	$1,057

Table 6.2 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2019 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.2

	03/31/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$33	$—	$—	$—	$33
Collectively evaluated for impairment	791	—	—	—	791
TOTAL ALLOWANCE FOR CREDIT LOSSES	$824	$—	$—	$—	$824
Recorded investment:
Individually evaluated for impairment	$9,595	$—	$29,912,364	$11,201	$29,933,160
Collectively evaluated for impairment	8,059,526	678,006	—	—	8,737,532
TOTAL RECORDED INVESTMENT	$8,069,121	$678,006	$29,912,364	$11,201	$38,670,692

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of March 31, 2018 (in thousands):

Table 6.3

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

Table 6.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of March 31, 2019 (dollar amounts in thousands):

Table 6.4

	03/31/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$47,073	$17,406	$—	$—	$64,479
Past due 60-89 days delinquent	8,948	4,703	—	—	13,651
Past due 90 days or more delinquent	8,321	7,899	—	—	16,220
Total past due	64,342	30,008	—	—	94,350
Total current loans	8,004,779	647,998	29,912,364	11,201	38,576,342
Total recorded investment	$8,069,121	$678,006	$29,912,364	$11,201	$38,670,692

Other delinquency statistics:
In process of foreclosure, included above[2]	$2,917	$2,124	$—	$—	$5,041
Serious delinquency rate[3]	0.1%	1.2%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$7,899	$—	$—	$7,899
Loans on non-accrual status[4]	$10,719	$—	$—	$—	$10,719

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

Table 6.5

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

The FHLBank had $1,885,000 and $2,183,000 classified as real estate owned recorded in other assets as of March 31, 2019 and December 31, 2018, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2019 and December 31, 2018 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	03/31/2019			12/31/2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$11,606,188	$51,605	$29,264	$8,345,925	$73,969	$24,177
Total derivatives designated as hedging relationships	11,606,188	51,605	29,264	8,345,925	73,969	24,177
Derivatives not designated as hedging instruments:
Interest rate swaps	2,884,035	4,090	12,020	2,151,920	12,907	17,322
Interest rate caps/floors	1,373,200	418	—	1,373,200	1,044	—
Mortgage delivery commitments	159,654	722	29	101,551	552	3
Consolidated obligation discount note commitments	—	—	—	525,000	—	—
Total derivatives not designated as hedging instruments	4,416,889	5,230	12,049	4,151,671	14,503	17,325
TOTAL	$16,023,077	56,835	41,313	$12,497,596	88,472	41,502
Netting adjustments and cash collateral[1]		28,180	(40,905)		(52,377)	(33,618)
DERIVATIVE ASSETS AND LIABILITIES		$85,015	$408		$36,095	$7,884

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $83,311,000 and $58,902,000 as of March 31, 2019 and December 31, 2018, respectively. Cash collateral received was $14,226,000 and $77,661,000 as of March 31, 2019 and December 31, 2018, respectively.

The FHLBank carries derivative instruments at fair value on its Statements of Condition. Any change in the fair value of derivatives designated under a fair value hedging relationship is recorded each period in current period earnings. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings.

Beginning on January 1, 2019, changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item. Prior to January 1, 2019, for fair value hedges, any hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedge item) was recorded in non-interest income as net gains (losses) on derivatives and hedging activities.

Interest settlements on derivatives designated as fair value hedges were recorded in net interest income or expense prior to, and continue to be recorded in net interest income or expense after January 1, 2019. However, beginning on January 1, 2019, disclosed gains (losses) on fair value derivatives include unrealized changes in fair value as well as net interest settlements. For the three months ended March 31, 2019 and 2018, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income and net gains (losses) on derivatives and hedging activities, if applicable, as presented in Table 7.2 (in thousands):

Table 7.2

	03/31/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$187,609	$15,396	$148,991	$158,157
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(33,072)	$(44,192)	$32	$9,705
Hedged items[2]	39,502	42,113	(30)	(13,549)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$6,430	$(2,079)	$2	$(3,844)

	03/31/2018[3]
	Interest Income/Expense			Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(2,465)	$(1,080)	$923	$69,498
Hedged items[2]	(1,156)			(71,472)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(3,621)	$(1,080)	$923	$(1,974)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

[3]	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2019 (in thousands):

Table 7.3

03/31/2019
Line Item in Statement of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,014,805	$(6,693)	$1,973	$(4,720)
Available-for-sale securities	3,880,105	(18,574)	—	(18,574)
Consolidated obligation discount notes	(298,273)	(18)	—	(18)
Consolidated obligation bonds	(3,409,368)	(7,035)	—	(7,035)

[1]
Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).

[2]	Included in amortized cost of the hedged asset/liability.

Table 7.4 provides information regarding gains and losses on derivatives and hedging activities recorded in non-interest income (in thousands). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in non-interest income for periods prior to January 1, 2019.

Table 7.4

	Three Months Ended
	03/31/2019	03/31/2018
Derivatives designated as hedging instruments:
Interest rate swaps		$(1,974)
Total net gains (losses) related to fair value hedge ineffectiveness		(1,974)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(19,185)	21,075
Interest rate caps/floors	(626)	515
Net interest settlements	(296)	(1,690)
Mortgage delivery commitments	1,635	(1,283)
Consolidated obligation discount note commitments	(70)	—
Total net gains (losses) related to derivatives not designated as hedging instruments	(18,542)	18,617
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(18,542)	$16,643

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $13,785,000 and $25,799,000 as of March 31, 2019 and December 31, 2018, respectively. The counterparty was the same for both periods.

For uncleared derivative transactions, the FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2019 and December 31, 2018.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of March 31, 2019 and December 31, 2018 (in thousands):

Table 8.1

	03/31/2019	12/31/2018
Interest-bearing:
Demand	$264,924	$265,021
Overnight	215,200	158,300
Total interest-bearing	480,124	423,321
Non-interest-bearing:
Other	64,376	50,499
Total non-interest-bearing	64,376	50,499
TOTAL DEPOSITS	$544,500	$473,820

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 9.1

	03/31/2019		12/31/2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,933,150	2.31%	$8,960,500	2.17%
Due after one year through two years	4,790,400	2.32	5,625,750	2.28
Due after two years through three years	1,407,200	2.16	2,285,100	2.11
Due after three years through four years	1,512,650	2.32	1,134,750	2.21
Due after four years through five years	773,100	2.55	1,087,900	2.58
Thereafter	4,973,350	3.02	4,879,850	3.01
Total par value	27,389,850	2.44%	23,973,850	2.38%
Premiums	19,857		15,591
Discounts	(4,185)		(4,088)
Concession fees	(12,392)		(12,445)
Hedging adjustments	7,035		(6,514)
TOTAL	$27,400,165		$23,966,394

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2019 and December 31, 2018 includes callable bonds totaling $8,424,000,000 and $8,559,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2019 and December 31, 2018 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	03/31/2019	12/31/2018
Due in one year or less	$21,909,150	$16,971,500
Due after one year through two years	3,560,400	5,270,750
Due after two years through three years	637,200	655,100
Due after three years through four years	550,650	319,750
Due after four years through five years	260,350	275,150
Thereafter	472,100	481,600
TOTAL PAR VALUE	$27,389,850	$23,973,850

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2019 and December 31, 2018 (in thousands):

Table 9.3

	03/31/2019	12/31/2018
Fixed rate	$13,897,850	$12,858,850
Simple variable rate	12,537,000	10,095,000
Fixed to variable rate	480,000	515,000
Step	405,000	470,000
Variable rate with cap	55,000	20,000
Range	15,000	15,000
TOTAL PAR VALUE	$27,389,850	$23,973,850

Consolidated Discount Notes: Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2019	$26,785,113	$26,851,797	2.40%

December 31, 2018	$20,608,332	$20,649,098	2.35%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018 (in thousands):

Table 10.1

03/31/2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$45,713	$(36,216)	$9,497	$(722)	$8,775
Cleared derivatives	11,122	64,396	75,518	—	75,518
Total derivative assets	56,835	28,180	85,015	(722)	84,293
Securities purchased under agreements to resell	4,273,438	—	4,273,438	(4,273,438)	—
TOTAL	$4,330,273	$28,180	$4,358,453	$(4,274,160)	$84,293

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2019 and December 31, 2018 (in thousands):

Table 10.3

03/31/2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$40,293	$(39,885)	$408	$(29)	$379
Cleared derivatives	1,020	(1,020)	—	—	—
Total derivative liabilities	41,313	(40,905)	408	(29)	379
TOTAL	$41,313	$(40,905)	$408	$(29)	$379

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 11.1

	03/31/2019		12/31/2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$451,611	$2,254,949	$387,729	$2,193,001
Total regulatory capital-to-asset ratio	4.0%	4.3%	4.0%	5.1%
Total regulatory capital	$2,297,108	$2,454,784	$1,908,610	$2,442,156
Leverage capital ratio	5.0%	6.2%	5.0%	7.4%
Leverage capital	$2,871,385	$3,582,259	$2,385,763	$3,538,656

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2019 and 2018 (in thousands):

Table 11.2

	Three Months Ended
	03/31/2019	03/31/2018
Balance, beginning of period	$3,597	$5,312
Capital stock subject to mandatory redemption reclassified from equity during the period	23,915	100,390
Redemption or repurchase of mandatorily redeemable capital stock during the period	(24,006)	(100,734)
Stock dividend classified as mandatorily redeemable capital stock during the period	42	61
Balance, end of period	$3,548	$5,029

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2019 and December 31, 2018 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal from the member. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	03/31/2019	12/31/2018
Year 1	$—	$—
Year 2	—	—
Year 3	1	1
Year 4	1,785	1,798
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	1,762	1,798
TOTAL	$3,548	$3,597

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2019, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the fourth quarter of 2018, the FHLBank was classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended March 31, 2019 and 2018 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	4,142			4,142
Accretion of non-credit loss		279		279
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		22		22
Amortization of net losses - defined benefit pension plan[2]			7	7
Net current period other comprehensive income (loss)	4,142	301	7	4,450
Balance at March 31, 2018	$35,348	$(3,862)	$(1,378)	$30,108

Balance at December 31, 2018	$19,068	$—	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	11,848			11,848
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			73	73
Net current period other comprehensive income (loss)	11,848	—	73	11,921
Balance at March 31, 2019	$30,916	$—	$(3,302)	$27,614

[1]	Recorded in “Other” non-interest income on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2019 and December 31, 2018. Additionally, these values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2019 and 2018.

Tables 13.1 and 13.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2019 and December 31, 2018. The FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 13.3 and 13.4.

The carrying value, fair value and fair value hierarchy of the FHLBank’s financial assets and liabilities as of March 31, 2019 and December 31, 2018 are summarized in Tables 13.1 and 13.2 (in thousands):

Table 13.1

	03/31/2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$12,917	$12,917	$12,917	$—	$—	$—
Interest-bearing deposits	238,363	238,363	—	238,363	—	—
Securities purchased under agreements to resell	4,273,438	4,273,438	—	4,273,438	—	—
Federal funds sold	1,950,000	1,950,000	—	1,950,000	—	—
Trading securities	3,907,002	3,907,002	—	3,907,002	—	—
Available-for-sale securities	3,911,021	3,911,021	—	3,911,021	—	—
Held-to-maturity securities	4,242,242	4,229,501	—	4,146,388	83,113	—
Advances	29,862,995	29,883,120	—	29,883,120	—	—
Mortgage loans held for portfolio, net of allowance	8,701,250	8,812,569	—	8,811,376	1,193	—
Accrued interest receivable	137,957	137,957	—	137,957	—	—
Derivative assets	85,015	85,015	—	56,835	—	28,180
Liabilities:
Deposits	544,500	544,500	—	544,500	—	—
Consolidated obligation discount notes	26,785,113	26,785,088	—	26,785,088	—	—
Consolidated obligation bonds	27,400,165	27,330,525	—	27,330,525	—	—
Mandatorily redeemable capital stock	3,548	3,548	3,548	—	—	—
Accrued interest payable	104,921	104,921	—	104,921	—	—
Derivative liabilities	408	408	—	41,313	—	(40,905)
Other Asset (Liability):
Industrial revenue bonds	35,000	33,162	—	33,162	—	—
Financing obligation payable	(35,000)	(33,162)	—	(33,162)	—	—

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

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2019 and December 31, 2018 (in thousands).

Table 13.3

	03/31/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$1,210,086	$—	$1,210,086	$—	$—
U.S. Treasury obligations	1,014,067	—	1,014,067	—	—
GSE obligations[2]	806,702	—	806,702	—	—
U.S. obligation MBS[3]	446	—	446	—	—
GSE MBS[4]	875,701	—	875,701	—	—
Total trading securities	3,907,002	—	3,907,002	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,018,585	—	2,018,585	—	—
GSE MBS[5]	1,892,436	—	1,892,436	—	—
Total available-for-sale securities	3,911,021	—	3,911,021	—	—
Derivative assets:
Interest-rate related	84,293	—	56,113	—	28,180
Mortgage delivery commitments	722	—	722	—	—
Total derivative assets	85,015	—	56,835	—	28,180
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$7,903,038	$—	$7,874,858	$—	$28,180

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$379	$—	$41,284	$—	$(40,905)
Mortgage delivery commitments	29	—	29	—	—
Total derivative liabilities	408	—	41,313	—	(40,905)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$408	$—	$41,313	$—	$(40,905)

Nonrecurring fair value measurements - Assets[6]:
Impaired mortgage loans	$1,197	$—	$—	$1,197	$—
Real estate owned	187	—	—	187	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,384	$—	$—	$1,384	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac.

[3]	Represents single-family MBS issued by Ginnie Mae.

[4]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[5]	Represents multi-family MBS issued by Fannie Mae.

[6]	Includes assets adjusted to fair value during the three months ended March 31, 2019 and still outstanding as of March 31, 2019.

Table 13.4

	12/31/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$252,377	$—	$252,377	$—	$—
GSE obligations[2]	1,000,495	—	1,000,495	—	—
U.S. obligation MBS[3]	467	—	467	—	—
GSE MBS[4]	897,774	—	897,774	—	—
Total trading securities	2,151,113	—	2,151,113	—	—
Available-for-sale securities:
GSE MBS[5]	1,725,640	—	1,725,640	—	—
Total available-for-sale securities	1,725,640	—	1,725,640	—	—
Derivative assets:
Interest-rate related	35,543	—	87,920	—	(52,377)
Mortgage delivery commitments	552	—	552	—	—
Total derivative assets	36,095	—	88,472	—	(52,377)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,912,848	$—	$3,965,225	$—	$(52,377)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$7,881	$—	$41,499	$—	$(33,618)
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	7,884	—	41,502	—	(33,618)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,884	$—	$41,502	$—	$(33,618)

Nonrecurring fair value measurements - Assets[6]:
Impaired mortgage loans	1,463	—	—	1,463	—
Real estate owned	1,028	—	—	1,028	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,491	$—	$—	$2,491	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $956,653,036,000 and $986,994,515,000 as of March 31, 2019 and December 31, 2018, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of March 31, 2019, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2019 and December 31, 2018, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	03/31/2019			12/31/2018
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,871,177	$7,338	$3,878,515	$3,824,497	$37,933	$3,862,430
Advance commitments outstanding	110,230	42,188	152,418	116,475	43,782	160,257
Commitments for standby bond purchases	188,876	561,311	750,187	69,277	686,602	755,879
Commitments to fund or purchase mortgage loans	159,654	—	159,654	101,551	—	101,551
Commitments to issue consolidated bonds, at par	1,039,550	—	1,039,550	—	—	—
Commitments to issue consolidated discount notes, at par	—	—	—	1,825,000	—	1,825,000

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Standby letters of credit have original expiration periods of up to 10 years, currently expiring no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,254,000 and $1,296,000 as of March 31, 2019 and December 31, 2018, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2022, though some are renewable at the option of the FHLBank. As of March 31, 2019 and December 31, 2018, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2019 and 2018.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $693,000 and $549,000 as of March 31, 2019 and December 31, 2018, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

03/31/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.3%	$377,971	28.8%	$378,471	25.0%
BOKF, N.A.	OK	7,145	3.6	328,002	25.0	335,147	22.2
TOTAL		$7,645	3.9%	$705,973	53.8%	$713,618	47.2%

Table 15.2

12/31/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$24,006	9.6%	$274,000	21.4%	$298,006	19.5%
MidFirst Bank	OK	500	0.2	294,700	23.0	295,200	19.3
TOTAL		$24,506	9.8%	$568,700	44.4%	$593,206	38.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2019 and December 31, 2018 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	03/31/2019		12/31/2018		03/31/2019		12/31/2018
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$8,410,000	28.2%	$6,560,000	22.8%	$576	0.1%	$331	0.1%
BOKF, N.A.	7,300,000	24.4	6,100,000	21.2	22,372	4.1	29,288	6.2
TOTAL	$15,710,000	52.6%	$12,660,000	44.0%	$22,948	4.2%	$29,619	6.3%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2019 and 2018.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of March 31, 2019 and December 31, 2018 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	03/31/2019		12/31/2018
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$160,734	0.5%	$157,012	0.5%

Deposits	$10,121	1.9%	$9,679	2.1%

Class A Common Stock	$4,710	2.4%	$4,179	1.7%
Class B Common Stock	4,605	0.4	4,924	0.4
TOTAL CAPITAL STOCK	$9,315	0.6%	$9,103	0.6%

Table 15.5 presents mortgage loans acquired during the three months ended March 31, 2019 and 2018 for members that had an officer or director serving on the FHLBank’s board of directors in 2019 or 2018 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	03/31/2019		03/31/2018
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$23,080	4.8%	$20,766	5.4%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2018, which includes audited financial statements and related notes for the year ended December 31, 2018. Our MD&A includes the following sections:

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2019	12/31/2018	09/30/2018	06/30/2018	03/31/2018
Statement of Condition (as of period end):
Total assets	$57,427,696	$47,715,256	$51,297,350	$51,753,369	$53,149,849
Investments[1]	18,522,066	10,305,382	14,440,009	14,968,579	18,437,771
Advances	29,862,995	28,730,113	28,471,709	28,705,448	26,978,350
Mortgage loans, net[2]	8,701,250	8,410,462	8,114,220	7,807,487	7,465,604
Total liabilities	54,948,846	45,261,004	48,907,457	49,356,700	50,666,764
Deposits	544,500	473,820	446,282	453,652	623,322
Consolidated obligation discount notes, net[3]	26,785,113	20,608,332	22,417,330	21,748,221	22,606,383
Consolidated obligation bonds, net[3]	27,400,165	23,966,394	25,836,920	26,969,184	27,236,839
Total consolidated obligations, net[3]	54,185,278	44,574,726	48,254,250	48,717,405	49,843,222
Mandatorily redeemable capital stock	3,548	3,597	4,536	4,578	5,029
Total capital	2,478,850	2,454,252	2,389,893	2,396,669	2,483,085
Capital stock	1,508,396	1,524,537	1,463,923	1,496,279	1,598,736
Total retained earnings	942,840	914,022	894,016	875,790	854,241
AOCI	27,614	15,693	31,954	24,600	30,108
Statement of Income (for the quarterly period ended):
Net interest income	63,015	68,175	67,659	68,884	66,479
(Reversal) provision for credit losses on mortgage loans	78	372	(391)	16	30
Other income (loss)	12,674	(1,822)	(1,500)	(2,538)	(6,987)
Other expenses	16,990	17,722	20,428	15,493	15,465
Income before assessments	58,621	48,259	46,122	50,837	43,997
Affordable Housing Program (AHP) assessments	5,866	4,831	4,618	5,089	4,406
Net income	52,755	43,428	41,504	45,748	39,591
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	71	63	69	197	70
Dividends paid in stock[4]	23,866	23,359	23,209	24,002	25,686
Weighted average dividend rate[5]	6.56%	6.24%	6.32%	5.99%	6.01%
Dividend payout ratio[6]	45.37%	53.93%	56.09%	52.89%	65.05%
Return on average equity	8.77%	7.07%	6.89%	7.25%	6.10%
Return on average assets	0.40%	0.33%	0.32%	0.33%	0.28%
Average equity to average assets	4.54%	4.69%	4.67%	4.53%	4.58%
Net interest margin[7]	0.48%	0.52%	0.53%	0.50%	0.47%
Total capital ratio[8]	4.32%	5.14%	4.66%	4.63%	4.67%
Regulatory capital ratio[9]	4.27%	5.12%	4.61%	4.59%	4.62%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $824,000, $812,000, $656,000, $1,029,000 and $1,057,000 as of March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $43,000, $54,000, $58,000, $56,000 and $61,000 for the quarters ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

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

Net income for the three months ended March 31, 2019 was $52.8 million compared to $39.6 million for the three months ended March 31, 2018. The $13.2 million, or 33.2 percent, increase in net income for the three months ended March 31, 2019 compared to the prior year period was primarily due to an increase of $20.5 million in the net fair value of trading securities and derivatives that do not qualify for hedge accounting (economic derivatives), partially offset by a $3.5 million decrease in net interest income. For the three months ended March 31, 2019, the fair value net gains on trading securities and economic derivatives were due to the decline in end-of-quarter mortgage rates and swap rates from December 31, 2018 to March 31, 2019. Market rates associated with the mortgage investments declined more than the market rates associated with the interest rate swaps so the unrealized gain on the mortgage investments exceeded the corresponding unrealized loss in the fair value of the interest rate swaps. The decrease in net interest income for the three months ended March 31, 2019 compared to the same period in 2018 resulted primarily from the adoption of new hedge accounting guidance on January 1, 2019 that requires gains and losses on fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense. The guidance was adopted prospectively, so gains and losses on fair value hedges in the prior year period are presented in other income, which creates a lack of comparability between periods. Fair value losses on designated fair value hedges recorded in net interest income for the three months ended March 31, 2019 were $4.1 million.

The remaining elements of net interest income were relatively steady for the three months ended March 31, 2019 compared to the prior year period, despite a decrease of $3.7 billion, or 6.5 percent, in the average balance of interest-earning assets. This decrease in average interest-earning assets was attributable to a $6.1 billion decline in the average balance of advances, partially offset by higher levels of short-and long-term investment securities and continued growth in the average balances of mortgage loans. The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the rate on excess reserves. The overall increase in the level of market interest rates between periods positively impacted net interest income by allowing many assets to effectively reprice upwards, either due to variable rate terms or an increase in derivative net interest settlements between periods. Continued increases in average short-term interest rates and marginally wider spreads on advances between periods caused net interest margin to increase by one basis point for the three months ended March 31, 2019 compared to the prior year period. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

Total assets increased $9.7 billion, or 20.4 percent, from December 31, 2018 to March 31, 2019 as a result of increases in short- and long-term investments, with smaller increases in advances and mortgage loans. The majority of the increase and change in composition of investments was in response to changes to regulatory liquidity requirements effective March 31, 2019, including the purchase of $3.0 billion in U.S. Treasury obligations since the third quarter of 2018. The $5.7 billion increase in short-term investments was intended to supplement earnings and offset upcoming investment maturities while market conditions were favorable.

Total liabilities increased $9.7 billion, or 21.4 percent, from December 31, 2018 to March 31, 2019. This increase was primarily due to a $3.4 billion increase in consolidated obligation bonds and a $6.2 billion increase in consolidated obligation discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, or other indices. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term and overnight discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The increase in net income combined with a decrease in average capital resulted in an increase in return on average equity (ROE), from 6.10 percent for the three months ended March 31, 2018 to 8.77 percent for the three months ended March 31, 2019. Total capital increased $24.6 million, or 1.0 percent, between periods despite a decrease in capital stock, largely due to net income in excess of dividends paid and unrealized gains on available-for-sale securities. Dividends paid to members totaled $23.9 million for the three months ended March 31, 2019 compared to $25.8 million for the same period in the prior year. The weighted average dividend rate increased to 6.56 percent for the three months ended March 31, 2019 from 6.01 percent for the prior year period primarily due to increases in the dividend rates on our Class A Common Stock and Class B Common Stock between periods and differences in the mix of outstanding Class A Common Stock and Class B Common Stock. The Class A Common Stock dividend rate increased from 1.50 percent to 2.25 percent and the Class B Common Stock dividend rate increased from 6.75 percent to 7.50 percent between March 31, 2018 and March 31, 2019. Our dividend payout ratio decreased to 45.4 percent for the three months ended March 31, 2019, from 65.1 percent for the three months ended March 31, 2018 due to the increase in net income. Other factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances (core mission assets ratio) was 74 percent for the three months ended March 31, 2019. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2019	03/31/2018
Market Instrument	Three-month	Three-month	03/31/2019	12/31/2018	03/31/2018
	Average	Average	Ending Rate	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1,2]	2.43%	N/A	2.65%	3.00%	N/A
Federal funds effective rate[1]	2.40	1.45%	2.43	2.40	1.67%
Federal Reserve interest rate on excess reserves[1]	2.40	1.53	2.40	2.40	1.75
3-month U.S. Treasury bill[1]	2.43	1.57	2.39	2.36	1.71
3-month LIBOR[1]	2.69	1.93	2.60	2.81	2.31
2-year U.S. Treasury note[1]	2.49	2.16	2.28	2.51	2.27
5-year U.S. Treasury note[1]	2.47	2.53	2.25	2.53	2.56
10-year U.S. Treasury note[1]	2.65	2.76	2.42	2.70	2.74
30-year residential mortgage note rate[1,3]	4.64	4.54	4.36	4.84	4.69

[1]	Source is Bloomberg.

[2]	SOFR was first published on April 3, 2018.

[3]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the first quarter of 2019, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates has remained relatively stable, although the yield curve has flattened, which makes shorter-term debt more expensive relative to longer-term structures. During the April 2019 meeting, the Federal Open Market Committee (FOMC) maintained the target Federal funds rate, citing a need for patience in light of global economic and financial developments and reduced inflationary pressures. The FOMC has been increasing the overnight Federal funds rate since 2016, but market conditions in early 2019, including flattening and/or inverting of the yield curve, have implied the possibility of a reduction in the Federal funds rate in 2019. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the Chief Executive of the Financial Conduct Authority (FCA), which has regulated LIBOR since April 2013, announced the FCA’s intention to cease sustaining LIBOR after 2021. Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness.The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021.

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank discount notes and short-term bonds. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including geopolitical events and/or disruptions; potential policy changes under the current administration; recent regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates changes to monetary policy; and the replacement of LIBOR with another index as previously discussed.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2019.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2019 vs. 03/31/2018
	Dollar Change	Percentage Change
Total interest income	$97,521	35.4%
Total interest expense	100,985	48.2
Net interest income	(3,464)	(5.2)
(Reversal) provision for credit losses on mortgage loans	48	160.0
Net interest income after mortgage loan loss provision	(3,512)	(5.3)
Net gains (losses) on trading securities	55,705	206.7
Net gains (losses) on derivatives and hedging activities	(35,185)	(211.4)
Other non-interest income	(859)	(25.9)
Total other income (loss)	19,661	281.4
Operating expenses	998	8.0
Other non-interest expenses	527	17.9
Total other expenses	1,525	9.9
AHP assessments	1,460	33.1
NET INCOME	$13,164	33.2%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended
	03/31/2019		03/31/2018
	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$112,037	30.0%	$75,031	27.2%
Advances	187,609	50.3	140,818	51.1
Mortgage loans held for portfolio	73,284	19.6	59,535	21.6
Other	384	0.1	409	0.1
TOTAL INTEREST INCOME	$373,314	100.0%	$275,793	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended March 31, 2019 was $52.8 million compared to $39.6 million for the three months ended March 31, 2018. The $13.2 million, or 33.2 percent, increase in net income for the quarter was due largely to the net fair value fluctuations on trading securities swapped on an economic basis and economic derivatives, partially offset by a decrease in net interest income compared to the prior year quarter. For the three months ended March 31, 2019, the fair value gains on trading securities and economic derivatives were due to the decline in end-of-quarter mortgage rates and swap rates from December 31, 2018 to March 31, 2019. Market rates associated with the mortgage investments declined more than the market rates associated with the interest rate swaps so the unrealized gain on the mortgage investments exceeded the corresponding unrealized loss in the fair value of the interest rate swaps. The decrease in net interest income for the three months ended March 31, 2019 when compared to the same period in 2018 resulted primarily from the adoption of new hedge accounting guidance on January 1, 2019 that requires gains and losses on fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense. The guidance was adopted prospectively, so gains and losses on fair value hedges in the prior year are presented in other income, which creates a lack of comparability between periods.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits and other borrowings, is the primary source of our earnings. Net interest income after provision for credit losses for the three months ended March 31, 2019 was $62.9 million compared to $66.4 million for the same period in the prior year. The $3.5 million decline resulted primarily from a $4.1 million net decline in fair value on designated fair value hedges for the three months ended March 31, 2019. The majority of the $4.1 million unrealized loss represented hedge ineffectiveness on MBS swapped to LIBOR, resulting mostly from the decline in LIBOR since December 31, 2018.

The remaining elements of net interest income were relatively steady for the three months ended March 31, 2019 compared to the prior year period, despite a decrease of $3.7 billion, or 6.5 percent, in the average balance of interest-earning assets. This decrease was due to a $6.1 billion decline in the average balance of advances, partially offset by higher levels of investment securities and continued growth in the average balances of mortgage loans (see Table 7). The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the rate on excess reserves. The overall increase in the level of market interest rates between periods positively impacted net interest income by allowing many assets to effectively reprice upwards, either due to variable rate terms or an increase in derivative net interest settlements between periods. Continued increases in average short-term interest rates and widening spreads on advances between periods caused net interest margin to increase by one basis point for the three months ended March 31, 2019 compared to the prior year period.

For the three months ended March 31, 2019, the average yield on investments, which consist of interest-bearing deposits, Federal funds sold, securities purchased under agreement to resell (reverse repurchase agreements), and investment securities, increased 75 basis points to 2.65 percent, from 1.90 percent for the three months ended March 31, 2018. The increase was a result of a $0.5 billion increase in the average balance and a 101 basis point increase in yield on money market investments, and a $0.7 billion increase in the average balance and a 56 basis point increase in yield on investment securities. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements while maintaining targeted leverage.

For the three months ended March 31, 2019, the average yield on advances increased 106 basis points to 2.75 percent, from 1.69 percent for the three months ended March 31, 2018. The increase in the average yield on advances for both periods was due to continued increases in short-term interest rates in conjunction with FOMC policy changes, which adjusted variable rate advances upward and positively impacted the net interest settlements on swapped advances. The average balance of advances decreased $6.1 billion for the three months ended March 31, 2019 as a result of the change in the relationship between certain short-term rates, as short-term advance rates became less attractive to our members relative to the rate on excess reserves.

For the three months ended March 31, 2019, the average yield on mortgage loans increased 20 basis points to 3.48 percent, from 3.28 percent for the three months ended March 31, 2018. The increase for the three-month period was largely due to an increase of $1.2 billion in the average balance due to increased production at rates higher than the existing portfolio, and, to a lesser extent, a decline in premium amortization.

For the three months ended March 31, 2019, the average cost of consolidated obligation bonds increased 79 basis points to 2.51 percent, from 1.72 percent for the three months ended March 31, 2018. The average cost of discount notes increased 103 basis points, to 2.43 percent for the three months ended March 31, 2019, from 1.40 percent for the three months ended March 31, 2018, as a result of the increase in short-term interest rates between periods. The average balance of bonds decreased by $1.0 billion, or 3.7 percent, for the three months ended March 31, 2019 and the average balance of discount notes decreased by $2.6 billion, or 9.4 percent for the three months ended March 31, 2019. During 2018, we began issuing floating rate bonds indexed to the U.S. Treasury bill rate rather than issuing floating rate bonds indexed to LIBOR and we began swapping fixed rate bonds to OIS rates rather than swapping fixed-rate callable bonds to LIBOR, in part to reduce exposure to LIBOR in general as the market prepares to transition away from LIBOR as a reference rate. We also began participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in the first quarter of 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. For further discussion of how we use bonds and discount notes, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. For 2019, net interest income includes unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as a result of new hedge accounting guidance adopted January 1, 2019. Further, in both 2018 and 2019, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 9 and 10 under this Item 2), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 5 and 6 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 5

	03/31/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(166)	$(3,674)	$—	$—	$(219)	$(4,059)
Net amortization/accretion of hedging activities	(807)	—	(460)	—	—	(1,267)
Net interest received (paid)	7,403	1,595	—	2	(3,625)	5,375
TOTAL	$6,430	$(2,079)	$(460)	$2	$(3,844)	$49

Table 6

	03/31/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Net amortization/accretion of hedging activities	$(1,156)	$—	$(9)	$—	$(1,165)
Net interest received (paid)	(2,465)	(1,080)	—	923	(2,622)
TOTAL	$(3,621)	$(1,080)	$(9)	$923	$(3,787)

Table 7 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Three Months Ended
	03/31/2019			03/31/2018
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$836,128	$5,170	2.51%	$607,525	$2,236	1.49%
Securities purchased under agreements to resell	4,423,022	27,930	2.56	2,978,386	11,430	1.56
Federal funds sold	1,719,989	10,324	2.43	2,922,378	10,589	1.47
Investment securities[1,2]	10,190,398	68,613	2.73	9,477,588	50,776	2.17
Advances[2,3]	27,707,072	187,609	2.75	33,788,170	140,818	1.69
Mortgage loans[2,4,5]	8,537,768	73,284	3.48	7,367,886	59,535	3.28
Other interest-earning assets	49,229	384	3.16	48,884	409	3.39
Total earning assets	53,463,606	373,314	2.83	57,190,817	275,793	1.96
Other non-interest-earning assets	296,971			296,273
Total assets	$53,760,577			$57,487,090

Interest-bearing liabilities:
Deposits	$513,230	2,688	2.12	$543,393	1,614	1.20
Consolidated obligations[2]:
Discount Notes	24,874,122	148,991	2.43	27,456,061	94,978	1.40
Bonds	25,555,414	158,157	2.51	26,535,020	112,432	1.72
Other borrowings	69,428	463	2.70	39,837	290	2.94
Total interest-bearing liabilities	51,012,194	310,299	2.47	54,574,311	209,314	1.56
Capital and other non-interest-bearing funds	2,748,383			2,912,779
Total funding	$53,760,577			$57,487,090

Net interest income and net interest spread[6]		$63,015	0.36%		$66,479	0.40%

Net interest margin[7]			0.48%			0.47%

[1]
The non-credit portion of the OTTI discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

[2]
Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment. For 2019, interest amounts reported for advances, investment securities, consolidated obligation discount notes, and consolidated obligation bonds include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

[3]	Advance income includes prepayment fees on terminated advances.

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.6 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

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

Table 8

	Three Months Ended
	03/31/2019 vs. 03/31/2018
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$1,045	$1,889	$2,934
Securities purchased under agreements to resell	7,079	9,421	16,500
Federal funds sold	(5,459)	5,194	(265)
Investment securities	4,041	13,796	17,837
Advances	(28,885)	75,676	46,791
Mortgage loans	9,876	3,873	13,749
Other assets	3	(28)	(25)
Total interest-earning assets	(12,300)	109,821	97,521
Interest Expense[3]:
Deposits	(94)	1,168	1,074
Consolidated obligations:
Discount notes	(9,676)	63,689	54,013
Bonds	(4,293)	50,018	45,725
Other borrowings	198	(25)	173
Total interest-bearing liabilities	(13,865)	114,850	100,985
Change in net interest income	$1,565	$(5,029)	$(3,464)

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

[3]
Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment. For 2019, interest amounts reported for advances, investment securities, consolidated obligation discount notes, and consolidated obligation bonds include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts do not conform to new hedge accounting guidance adopted January 1, 2019.

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

As reflected in Tables 9 and 10, the majority of the derivative net unrealized gains and losses are related to changes in the fair values of economic hedges, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. For periods prior to January 1, 2019, ineffectiveness on fair value hedges contributed to unrealized gains and losses on derivatives, but to a lesser degree. Beginning January 1, 2019, fair value fluctuations on fair value hedges are recorded in the financial statement line item related to the hedged item in accordance with the prospective adoption of new hedge accounting guidance (i.e., interest income or expense). In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be primarily a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rate swaps that are economic hedges of fixed rate GSE MBS held in trading), the OIS curve and U.S. Treasury rates, and the SOFR swap curve and U.S. Treasury rates (interest rate swaps that are economic hedges of fixed rate U.S. Treasury obligations held in trading). Tables 9 and 10 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 9

	Three Months Ended 03/31/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(520)	$(26,725)	$—	$—	$7,434	$(19,811)
Mortgage delivery commitments	—	—	1,635	—	—	1,635
Commitment to issue discount notes	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(2)	525	—	—	(819)	(296)
Net gains (losses) on derivatives and hedging activities	(522)	(26,200)	1,635	(70)	6,615	(18,542)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	29,019	—	—	—	29,019
TOTAL	$(522)	$2,819	$1,635	$(70)	$6,615	$10,477

Table 10

	Three Months Ended 03/31/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Net gains (losses) on derivatives and hedging activities:
Fair value hedges - unrealized gains (losses) due to fair value changes	$(2,800)	$378	$—	$448	$—	$(1,974)
Economic hedges – unrealized gains (losses) due to fair value changes	—	31,938	—	(10,165)	—	21,773
Mortgage delivery commitments	—	—	(1,283)	—	—	(1,283)
Economic hedges – net interest received (paid)	—	(2,258)	—	568	—	(1,690)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(183)	(183)
Net gains (losses) on derivatives and hedging activities	(2,800)	30,058	(1,283)	(9,149)	(183)	16,643
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(26,395)	—	—	—	(26,395)
TOTAL	$(2,800)	$3,663	$(1,283)	$(9,149)	$(183)	$(9,752)

For the three months ended March 31, 2019, net gains and losses on derivatives and hedging activities resulted in a decrease in net income of $35.2 million compared to the three months ended March 31, 2018 primarily as a result of changes in the LIBOR swap curve between periods, and, to a lesser extent, changes in other swap indices. The majority of the declines in fair value for the current three-month period were related to the economic interest rate swaps hedging the multi-family GSE MBS, GSE debentures, and U.S. Treasury obligations. The overall increase in the level of swap index rates from March 31, 2018 to March 31, 2019 also had a positive impact on the net interest settlements of interest rate swaps, which increased net income by $1.4 million for the three months ended March 31, 2019 compared to the prior year period.

The net unrealized losses on the economic interest rate swaps hedging the multi-family GSE MBS, U.S. Treasury obligations, and GSE debentures were mostly offset by the net unrealized gains attributable to the swapped securities, which are recorded in net gains (losses) on trading securities. Table 11 presents the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 11

	Three Months Ended
	03/31/2019			03/31/2018
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$(6,774)	$6,748	$(26)	$—	$—	$—
GSE debentures	(5,658)	6,501	843	9,863	(8,464)	1,399
GSE MBS	(13,692)	15,770	2,078	21,560	(17,931)	3,629
TOTAL	$(26,124)	$29,019	$2,895	$31,423	$(26,395)	$5,028

See Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 9 and 10. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 12 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 12

	Three Months Ended
	03/31/2019	03/31/2018
Trading securities not hedged:
GSE debentures	$(294)	$(425)
U.S. obligation MBS and GSE MBS	(56)	(12)
Short-term securities	86	(118)
Total trading securities not hedged	(264)	(555)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	6,748	—
GSE debentures	6,501	(8,464)
GSE MBS	15,770	(17,931)
Total trading securities hedged on an economic basis with derivatives	29,019	(26,395)
TOTAL	$28,755	$(26,950)

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, variable and fixed rate GSE debentures, fixed rate multi-family GSE MBS, with smaller percentages of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 11 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. We experienced unrealized gains of $15.8 million on our fixed rate multi-family GSE MBS investments for the three months ended March 31, 2019 compared to unrealized losses of $17.9 million in the prior year period due to a decrease in mortgage-related interest rates between periods. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures and U.S. Treasury obligations for the three months ended March 31, 2019. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

See Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased to $17.0 million for the three months ended March 31, 2019, compared to $15.5 million for the same period in the prior year. The largest component of operating expenses, compensation and benefits, increased by $0.9 million, or 11.1 percent for the three months ended March 31, 2019, compared to the prior year period. We expect to remain near 2018 levels of compensation and benefits expense for 2019.

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

Our business model is primarily one of holding assets and liabilities to maturity. As such, we believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility or transactions that are considered unpredictable or not routine. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this quarterly report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

Table 13 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 13

	Three Months Ended
	03/31/2019	03/31/2018
Net income, as reported under GAAP	$52,755	$39,591
AHP assessments	5,866	4,406
Income before AHP assessments	58,621	43,997
Derivative (gains) losses[1]	22,305	(18,333)
Trading (gains) losses	(28,755)	26,950
Prepayment fees on terminated advances	(69)	(31)
Net (gains) losses on sale of held-to-maturity securities	—	(34)
Total excluded items	(6,519)	8,552
Adjusted income (a non-GAAP measure)	$52,102	$52,549

[1]	Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements (see next table) on economic hedges.

Adjusted income decreased $0.4 million for the three months ended March 31, 2019 compared to the prior year period compared to the same period in the prior year. The decrease was due to a $1.5 million increase in other expenses and a $0.8 million decrease in other income, partially offset by a $2.0 million increase in adjusted net interest income (see table 14) due to the increase in the average level of swap index rates between quarters and the resulting impact on net interest settlements.

Table 14 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 14

	Three Months Ended
	03/31/2019	03/31/2018
Net interest income, as reported under GAAP	$63,015	$66,479
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income[1]	4,059	—
Net interest settlements on economic hedges	(296)	(1,690)
Prepayment fees on terminated advances	(69)	(31)
Adjusted net interest income (a non-GAAP measure)	$66,709	$64,758

Net interest margin, as calculated under GAAP for the period	0.48%	0.47%
Adjusted net interest margin (a non-GAAP measure)	0.51%	0.46%
_________

[1]
Beginning January 1, 2019, fair value gains and losses on fair value hedges are required to be presented in the income statement line item related to the hedged item, which impacts net interest income prospectively.

Management uses adjusted income to evaluate the quality of FHLBank's earnings. FHLBank management believes that the presentation of adjusted income as measured for management purposes enhances the understanding of FHLBank’s performance by highlighting its underlying results and profitability. Management uses adjusted net interest income to evaluate the earnings impact of economic hedges. Under GAAP, the net interest amount that converts economically swapped fixed rate investments or liabilities to a variable rate is recorded as part of net gains (losses) on derivatives and hedging activities rather than net interest income. Presenting fixed rate investments with the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the increase in LIBOR between periods. Further, beginning January 1, 2019, fair value gains and losses on fair value hedges are required to be presented in the income statement line item related to the hedged item, which impacts net interest income. These fluctuations are excluded from the calculation of adjusted net income and adjusted net interest income.

Table 15 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The increase in adjusted ROE compared to the same period in the prior year is a function of the change in adjusted net income and in the average balance of capital for the periods. Adjusted ROE as a spread to the average overnight Federal funds effective rate decreased during the three months ended March 31, 2019 compared to the same period in the prior year despite the increase in adjusted ROE due to increases in the target range for the Federal funds effective rate between periods. Adjusted ROE spread for the three months ended March 31, 2019 and 2018 is calculated as follows (dollar amounts in thousands):

Table 15

	Three Months Ended
	03/31/2019	03/31/2018
Average GAAP total capital for the period	$2,440,006	$2,632,324
ROE, based upon GAAP net income	8.77%	6.10%
Adjusted ROE, based upon adjusted income	8.66%	8.10%
Average overnight Federal funds effective rate	2.40%	1.45%
Adjusted ROE as a spread to average overnight Federal funds effective rate	6.26%	6.65%

Financial Condition
Overall: Total assets increased $9.7 billion, or 20.4 percent, from December 31, 2018 to March 31, 2019 as a result of an increase in short- and long-term investments, with smaller increases in advances and mortgage loans. Average interest-earning assets declined $3.7 billion, or 6.5 percent, for the for the three months ended March 31, 2019 due to a $6.1 billion decline in the average balance of advances, partially offset by higher average levels of investment securities and continued strong growth in the average balances of mortgage loans. The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the rate on excess reserves. The increase in mortgage loans was attributed in large part to continued production from our top five PFIs and utilization of recent program enhancements that provide PFIs with additional funding opportunities. Total liabilities increased $9.7 billion, or 21.4 percent, from December 31, 2018 to March 31, 2019. This increase was primarily due to a $3.4 billion increase in consolidated obligation bonds and a $6.2 billion increase in consolidated obligation discount notes. The weighted average dividend rate for the three months ended March 31, 2019 was 6.56 percent, which represented a dividend payout ratio of 45.4 percent, compared to a weighted average dividend rate of 6.01 percent and a payout ratio of 65.1 percent for the same period in 2018.

Short-term money market investments and investment securities increased notably as a percentage of assets at March 31, 2019 compared to December 31, 2018 largely in response to regulatory liquidity requirements that became effective March 31, 2019. We continue to fund our short-term advances and overnight investments with term and overnight discount notes, which is reflected in the increased allocation of discount notes as a percentage of total consolidated obligations. The decrease in the percentage of advances and mortgage loans to total assets was a direct result of the increase in short-term investments and investment securities at March 31, 2019 compared to December 31, 2018. Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	03/31/2019	12/31/2018
Assets:
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.3%	4.1%
Investment securities	21.0	17.5
Advances	52.0	60.2
Mortgage loans, net	15.1	17.6
Other assets	0.6	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.0%
Consolidated obligation discount notes, net	46.6	43.2
Consolidated obligation bonds, net	47.7	50.2
Other liabilities	0.4	0.5
Total liabilities	95.7	94.9

Capital:
Capital stock outstanding	2.6	3.2
Retained earnings	1.6	1.9
Accumulated other comprehensive income (loss)	0.1	—
Total capital	4.3	5.1
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	03/31/2019 vs. 12/31/2018
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(2,143)	(14.2)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	4,490,045	227.7
Investment securities	3,726,639	44.7
Advances	1,132,882	3.9
Mortgage loans, net	290,788	3.5
Other assets	74,229	29.2
Total assets	$9,712,440	20.4%

Liabilities:
Deposits	$70,680	14.9%
Consolidated obligation discount notes, net	6,176,781	30.0
Consolidated obligation bonds, net	3,433,771	14.3
Other liabilities	6,610	3.1
Total liabilities	9,687,842	21.4

Capital:
Capital stock outstanding	(16,141)	(1.1)
Retained earnings	28,818	3.2
Accumulated other comprehensive income (loss)	11,921	76.0
Total capital	24,598	1.0
Total liabilities and capital	$9,712,440	20.4%

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

Table 18 summarizes advances outstanding by product (dollar amounts in thousands):

Table 18

	03/31/2019		12/31/2018
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,153,514	37.3%	$11,989,165	41.7%
Regular adjustable rate advances	802,000	2.7	655,000	2.3
Adjustable rate callable advances	10,667,500	35.7	9,003,675	31.3
Standard housing and community development advances:
Adjustable rate callable advances	38,212	0.1	39,252	0.1
Total adjustable rate advances	22,661,226	75.8	21,687,092	75.4
Fixed rate:
Standard advance products:
Short-term fixed rate advances	315,600	1.1	370,838	1.3
Regular fixed rate advances	4,448,030	14.9	4,310,003	15.0
Fixed rate callable advances	17,165	0.1	16,785	0.1
Standard housing and community development advances:
Regular fixed rate advances	462,648	1.5	461,431	1.6
Fixed rate callable advances	4,831	—	4,831	—
Total fixed rate advances	5,248,274	17.6	5,163,888	18.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,212,850	4.1	1,150,850	4.0
Amortizing:
Standard advance products:
Fixed rate amortizing advances	373,799	1.2	389,523	1.3
Fixed rate callable amortizing advances	14,458	0.1	15,028	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	348,387	1.2	359,949	1.2
Fixed rate callable amortizing advances	11,207	—	11,419	—
Total amortizing advances	747,851	2.5	775,919	2.6
TOTAL PAR VALUE	$29,870,201	100.0%	$28,777,749	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2019 and December 31, 2018. The 3.8 percent increase in advance par value from December 31, 2018 to March 31, 2019 (see Table 18) was primarily due to an increase in our adjustable rate callable advances. As of March 31, 2019 and December 31, 2018, 56.9 percent and 63.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. In recent periods, a portion of the growth in average advances resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018, the relationship between the interest on excess reserves and other short-term interest rates changed, resulting in a decline in the average balance of short-term advances as the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (primarily one- or three-month LIBOR and, to a much smaller extent, OIS beginning in late 2018 and SOFR in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 90.0 percent and 89.8 percent of our total advance portfolio as of March 31, 2019 and December 31, 2018, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. Based on no historical loss experience on advances since the inception of the FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 19

	03/31/2019		12/31/2018
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$8,410,000	28.2%	$6,560,000	22.8%
BOKF, N.A.	7,300,000	24.4	6,100,000	21.2
Capitol Federal Savings Bank	2,240,000	7.5	2,175,000	7.6
United of Omaha Life Insurance Co.	950,855	3.2	813,182	2.8
Security Life of Denver Insurance Co.	565,000	1.9
Colorado Federal Savings			625,000	2.2
TOTAL	$19,465,855	65.2%	$16,273,182	56.6%

Table 20 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 20

	Three Months Ended
	03/31/2019		03/31/2018
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$46,310	25.7%	$24,587	17.2%
MidFirst Bank	40,826	22.6	23,751	16.6
Capitol Federal Savings Bank	12,655	7.0	18,348	12.8
United of Omaha Life Insurance Co.	6,118	3.4
Security Life of Denver Insurance Co.	3,791	2.1
Ent Federal Credit Union			5,246	3.6
American Fidelity Assurance Co.			3,395	2.4
TOTAL	$109,700	60.8%	$75,327	52.6%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three months ended March 31, 2019 and 2018.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2019 was $0.5 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 3.5 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2018 to March 31, 2019. Despite the increase, net mortgage loans as a percentage of total assets decreased, from 17.6 percent as of December 31, 2018 to 15.1 percent as of March 31, 2019 because of an increase in the percentage of investments held to meet new regulatory liquidity requirements. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three months ended March 31, 2019 and 2018. Although mortgage loan balances have grown steadily in recent years, the percentage of mortgage loan interest income to total interest income declined for the period ended March 31, 2019 compared to March 31, 2018. This is due to an increase in the average balance and yield of investment securities and the resulting increase in investment interest income.

Recent growth in mortgage loans held for portfolio is attributed primarily to continued production from our top five PFIs, supported by enhancements to the pricing options available to PFIs. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations (CE obligation) on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2019.

Historically, we have used the MPF Xtra product and mortgage loan participations with another FHLBank to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. MPF Government MBS is a similar product that allows our PFIs to sell mortgages to FHLBank Chicago that are pooled into Ginnie Mae securities. We also offer the MPF Direct product, which provides the PFI the opportunity to sell a jumbo loan under the MPF Program structure to Redwood Trust (i.e., an unaffiliated entity) for securitization. These products are intended to further assist our members and their mortgage product needs while enhancing our ability to manage mortgage volumes and receive a counterparty fee from FHLBank Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

Table 21 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 21

	03/31/2019		12/31/2018
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$637,913	7.4%	$570,440	6.9%
FirstBank of Colorado	377,548	4.4	372,533	4.5
Tulsa Teachers Credit Union	307,754	3.6	291,691	3.5
Fidelity Bank	272,620	3.2	253,413	3.1
Sunflower Bank	216,609	2.5
ENT Federal Credit Union			203,048	2.4
TOTAL	$1,812,444	21.1%	$1,691,125	20.4%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2019 was 750 and 74.8 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses remained relatively unchanged from December 31, 2018 to March 31, 2019 at $0.8 million. The historical loss rate declined slightly for the period ending March 31, 2019 compared to December 31, 2018 and delinquencies trended higher but remained at low levels relative to the portfolio, at 0.8 percent and 0.6 percent of total loans at March 31, 2019 and December 31, 2018, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2018 to March 31, 2019, predominantly due to increases in the average balances of short-term investments and purchases of U.S. Treasury obligations. The majority of the increase and change in composition of investments was in response to changes to regulatory liquidity requirements effective March 31, 2019, including the purchase of $3.0 billion in U.S. Treasury obligations since the third quarter of 2018. The $5.7 billion increase in short-term investments was intended to supplement earnings and offset upcoming investment maturities while market conditions were favorable. The U.S. Treasury obligations satisfy changes to regulatory liquidity requirements and were swapped to OIS or SOFR.

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

Table 22

	03/31/2019	12/31/2018
Interest-bearing deposits	$235,716	$669,653
Federal funds sold	1,950,000	50,000
Certificates of deposit	1,210,086	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,395,802	$719,653

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2019, all unsecured investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 26).

Table 23 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2019 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 23

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$585,716	$—	$150,013	$735,729
U.S. subsidiaries of foreign commercial banks	300,000	—	—	300,000
Total domestic and U.S. subsidiaries of foreign commercial banks	885,716	—	150,013	1,035,729
U.S. Branches and agency offices of foreign commercial banks:
France	200,000	460,035	—	660,035
Sweden	300,000	100,008	75,007	475,015
Austria	400,000	—	—	400,000
Germany	400,000	—	—	400,000
Norway	—	50,004	225,015	275,019
Finland	—	—	150,004	150,004
Total U.S. Branches and agency offices of foreign commercial banks	1,300,000	610,047	450,026	2,360,073
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,185,716	$610,047	$600,039	$3,395,802

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be cautiously placed. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. We hold fixed and variable rate GSE debentures in our long-term investment portfolio and we generally swap the fixed rate GSE debentures from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gains (losses) on derivatives and hedging activities instead of net interest income. During the last half of 2018, we began acquiring fixed rate U.S. Treasury obligations and swapping these securities from fixed to variable rates, as either trading securities that are economically swapped or available-for-sale securities that are swapped in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasuries also satisfy recent changes to regulatory liquidity requirements.

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of March 31, 2019, the amortized cost of our MBS portfolio represented 281 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the quarter ended March 31, 2019.

As of March 31, 2019, we held $4.2 billion of par value in MBS in our held-to-maturity portfolio, $1.9 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized. We do not actively trade any of these securities with the intent of realizing gains; most often, they are held until maturity or call date.

See Note 3 of the Notes to Financial Statements under Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 24 (in thousands).

Table 24

	03/31/2019	12/31/2018
Trading securities:
Certificates of deposit	$1,210,086	$—
U.S. Treasury obligations	1,014,067	252,377
GSE debentures	806,702	1,000,495
Mortgage-backed securities:
U.S. obligation MBS	446	467
GSE MBS	875,701	897,774
Total trading securities	3,907,002	2,151,113
Available-for-sale securities:
U.S. Treasury obligations	2,018,585	—
GSE MBS	1,892,436	1,725,640
Total available-for-sale securities	3,911,021	1,725,640
Held-to-maturity securities:
State or local housing agency obligations	86,430	86,430
Mortgage-backed securities:
U.S. obligation MBS	106,576	109,866
GSE MBS	4,049,236	4,260,577
Total held-to-maturity securities	4,242,242	4,456,873
Total securities	12,060,265	8,333,626

Interest-bearing deposits	238,363	670,660

Federal funds sold	1,950,000	50,000

Securities purchased under agreements to resell	4,273,438	1,251,096
TOTAL INVESTMENTS	$18,522,066	$10,305,382

The contractual maturities of our investments are summarized by security type in Table 25 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 25

	03/31/2019
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$1,210,086	$—	$—	$—	$1,210,086
U.S. Treasury obligations	—	1,014,067	—	—	1,014,067
GSE debentures	400,202	109,374	297,126	—	806,702
Mortgage-backed securities:
U.S. obligation MBS	—	—	446	—	446
GSE MBS	—	16,284	805,403	54,014	875,701
Total trading securities	1,610,288	1,139,725	1,102,975	54,014	3,907,002
Yield on trading securities	2.59%	2.78%	2.83%	2.89%
Available-for-sale securities:
U.S. Treasury obligations	—	2,018,585	—	—	2,018,585
GSE MBS	—	139,289	1,753,147	—	1,892,436
Total available-for-sale securities	—	2,157,874	1,753,147	—	3,911,021
Yield on available-for-sale securities	—%	2.47%	2.80%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	86,430	86,430
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	106,576	106,576
GSE MBS	—	401,921	1,229,527	2,417,788	4,049,236
Total held-to-maturity securities	—	401,921	1,229,527	2,610,794	4,242,242
Yield on held-to-maturity securities	—%	1.70%	2.24%	2.16%

Total securities	1,610,288	3,699,520	4,085,649	2,664,808	12,060,265
Yield on total securities	2.59%	2.48%	2.64%	2.18%

Interest-bearing deposits	238,363	—	—	—	238,363

Federal funds sold	1,950,000	—	—	—	1,950,000

Securities purchased under agreements to resell	4,273,438	—	—	—	4,273,438
TOTAL INVESTMENTS	$8,072,089	$3,699,520	$4,085,649	$2,664,808	$18,522,066

Securities Ratings – Tables 26 and 27 present the carrying value of our investments by rating as of March 31, 2019 and December 31, 2018 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 26

	03/31/2019
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$2,647	$235,716	$—	$238,363

Federal funds sold[2]	—	600,000	1,350,000	—	1,950,000

Securities purchased under agreements to resell[3]	—	—	—	4,273,438	4,273,438

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	600,037	610,049	—	1,210,086
U.S. Treasury obligations	—	3,032,652	—	—	3,032,652
GSE debentures	—	806,702	—	—	806,702
State or local housing agency obligations	56,430	30,000	—	—	86,430
Total non-mortgage-backed securities	56,430	4,469,391	610,049	—	5,135,870
Mortgage-backed securities:
U.S. obligation MBS	—	107,022	—	—	107,022
GSE MBS	—	6,817,373	—	—	6,817,373
Total mortgage-backed securities	—	6,924,395	—	—	6,924,395

TOTAL INVESTMENTS	$56,430	$11,996,433	$2,195,765	$4,273,438	$18,522,066

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $43.2 million at March 31, 2019.

[2]	Amounts include unsecured credit exposure with original maturities between overnight to 91 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 27

	12/31/2018
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$435	$1,007	$669,218	$—	$670,660

Federal funds sold[2]	—	—	50,000	—	50,000

Securities purchased under agreements to resell[3]	—	—	—	1,251,096	1,251,096

Investment securities:
Non-mortgage-backed securities:
U.S. obligations	—	252,377	—	—	252,377
GSE debentures	—	1,000,495	—	—	1,000,495
State or local housing agency obligations	56,430	30,000	—	—	86,430
Total non-mortgage-backed securities	56,430	1,282,872	—	—	1,339,302
Mortgage-backed securities:
U.S. obligation MBS	—	110,333	—	—	110,333
GSE MBS	—	6,883,991	—	—	6,883,991
Total mortgage-backed securities	—	6,994,324	—	—	6,994,324

TOTAL INVESTMENTS	$56,865	$8,278,203	$719,218	$1,251,096	$10,305,382

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.9 million at December 31, 2018.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 28 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2019 and December 31, 2018 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 28

	03/31/2019	12/31/2018
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,630,653	$652,376
Variable rate	400,202	600,496
Non-mortgage-backed securities	3,030,855	1,252,872
Mortgage-backed securities:
Fixed rate	820,169	839,726
Variable rate	55,978	58,515
Mortgage-backed securities	876,147	898,241
Total trading securities	3,907,002	2,151,113
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,018,585	—
Non-mortgage-backed securities	2,018,585	—
Mortgage-backed securities:
Fixed rate	1,892,436	1,725,640
Mortgage-backed securities	1,892,436	1,725,640
Total available-for-sale securities	3,911,021	1,725,640
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	86,430	86,430
Non-mortgage-backed securities	86,430	86,430
Mortgage-backed securities:
Fixed rate	127,210	133,498
Variable rate	4,028,602	4,236,945
Mortgage-backed securities	4,155,812	4,370,443
Total held-to-maturity securities	4,242,242	4,456,873
TOTAL	$12,060,265	$8,333,626

Deposits: Total deposits increased $70.7 million from December 31, 2018 to March 31, 2019 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Discount notes are primarily used to fund: (1) shorter-term advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets. At March 31, 2019, short-term advances (advances maturing within one year), including line of credit advances, represented 51.4 percent of discount notes outstanding. We also use discount notes to fund overnight investments (Federal funds sold and reverse repurchase agreements) to maintain liquidity sufficient to meet the advance needs of members. Overnight investments represented 23.2 percent of discount notes outstanding as of March 31, 2019.

Total consolidated obligations increased $9.6 billion, or 21.6 percent, from December 31, 2018 to March 31, 2019. The distribution between consolidated obligation bonds and discount notes shifted slightly, from 53.8 percent and 46.2 percent, respectively, at December 31, 2018 to 50.6 percent and 49.4 percent at March 31, 2019, respectively. The $3.4 billion increase in consolidated obligation bonds was due primarily to the issuance of $2.3 billion of floating rate bonds indexed to SOFR and $2.0 billion of fixed rate bonds, of which $0.9 billion were swapped to OIS, issued in part to reduce LIBOR basis risk. Discount notes of a shorter tenor were used to fund the increase in short-term investments. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

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

During the three months ended March 31, 2019, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $5.6 billion and $251.2 billion, respectively, compared to $6.6 billion and $261.0 billion for the three months ended March 31, 2018. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During the first quarter of 2019, we replaced maturing bonds with longer-term fixed and floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal Funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes Federal funds sold, interest-bearing demand deposits, certificates of deposit, commercial paper, and reverse repurchase agreements, increased between periods, from $2.6 billion as of December 31, 2018 to $8.1 billion as of March 31, 2019. The increase between periods was relative to the decrease in targeted leverage at the end of the year. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, GSE MBS, and Agency MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.8 billion and $1.2 billion as of March 31, 2019 and December 31, 2018, respectively. The par value of these MBS was $0.9 billion as of March 31, 2019 and December 31, 2018. We also hold $2.0 billion of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the three months ended March 31, 2019, advance disbursements totaled $101.8 billion compared to $103.1 billion for the prior year period. During the three months ended March 31, 2019, investment purchases (excluding overnight investments) totaled $4.1 billion compared to $1.8 billion for the same period in the prior year. The increase in investment purchases was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the three months ended March 31, 2019, payments on consolidated obligation bonds and discount notes were $2.2 billion and $245.0 billion, respectively, compared to $3.8 billion and $258.8 billion for the prior year period.

Liquidity Requirements – We are subject to the following metrics for measuring required liquidity: statutory, operational, and contingency liquidity, funding gaps, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $9.7 billion as of March 31, 2019. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Funding gaps are defined as the difference between our assets and liabilities scheduled to mature during a specific period stated as a percentage of total assets. We are required to maintain a funding gap of negative 10 percent to negative 20 percent for the three-month horizon and negative 25 percent to negative 35 percent for the one-year horizon. The specific targets within these ranges are dependent on market conditions and determined by our regulator.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 15 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements during the first quarter of 2019. See “Risk Management - Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements. Effective March 31, 2019, new liquidity guidance required us to maintain sufficient funds to meet our obligations assuming no access to capital markets for an increased period of time, among changes to other liquidity requirements.

In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment and short-term advance balances. The weighted average remaining days to maturity of discount notes outstanding increased to 38 days as of March 31, 2019 from 31 days at December 31, 2018. The weighted average remaining maturity of our short-term liquid investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper, reverse repurchase agreements, and certain interest-bearing deposits), short-term advances (line of credit and advances with original maturities of 90 days or less), and non-earning cash left in our Federal Reserve Bank account was 3 days as of March 31, 2019 and 2 days as of December 31, 2018. The mismatch between discount notes and our short-term liquid investment and short-term advance portfolios increased from 29 days on December 31, 2018 to 35 days on March 31, 2019 as a result of the decrease in the weighted average remaining days to maturity of discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding decreased 1.1 percent from December 31, 2018 to March 31, 2019, primarily due to a decrease in excess stock (see Table 29), which was partially offset by a moderate increase in activity-based stock required from the correlating increase in advances between periods.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member periodically throughout the year. Our current practices include repurchasing all outstanding excess Class A Common Stock, generally on a monthly basis, and exchanging all excess Class B Common Stock over $50 thousand per member for Class A Common Stock on a regular basis. Such exchanges occurred on a weekly basis until February 2019, when we began to conduct such exchanges on a daily basis.

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

Table 29 provides a summary of member capital requirements under our current capital plan as of March 31, 2019 and December 31, 2018 (in thousands):

Table 29

Requirement	03/31/2019	12/31/2018
Asset-based (Class A Common Stock only)	$156,324	$157,406
Activity-based (additional Class B Common Stock)[1]	1,251,153	1,192,807
Total Required Stock[2]	1,407,477	1,350,213
Excess Stock (Class A and B Common Stock)	104,467	177,921
Total Regulatory Capital Stock[2]	$1,511,944	$1,528,134

Activity-based Requirements:
Advances[3]	$1,334,657	$1,285,470
AMA assets (mortgage loans)[4]	739	772
Total Activity-based Requirement	1,335,396	1,286,242
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	72,081	63,971
Total Required Stock[2]	$1,407,477	$1,350,213

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of March 31, 2019 and December 31, 2018.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2018 and 2019. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 30 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 30

Applicable Rate per Annum	03/31/2019	12/31/2018	09/30/2018	06/30/2018	03/31/2018
Class A Common Stock	2.25%	2.00%	2.00%	1.50%	1.50%
Class B Common Stock	7.50	7.25	7.25	6.75	6.75
Weighted Average[1]	6.56	6.24	6.32	5.99	6.01
Dividend Parity Threshold:
Average effective overnight Federal funds rate	2.40%	2.22%	1.92%	1.74%	1.45%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	1.40%	1.22%	0.92%	0.74%	0.45%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We increased the dividend rate to 2.25 percent on Class A Common Stock and to 7.50 percent on Class B Common Stock in the first quarter of 2019 to provide a higher percentage payout of quarterly earnings to our members. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account (FLA) and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if an SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party PMI and SMI insurers on at least a semi-annual basis. On a monthly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime.

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. U.S. Treasury obligations and MBS securitized by Fannie Mae or Freddie Mac represent the majority of our long-term investments. Other long-term investments include MBS issued by Ginnie Mae, unsecured GSE debentures and collateralized state and local housing finance agency securities that were rated at least double-A at the time of purchase.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of March 31, 2019.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2019.

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

Tables 31 and 32 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s Investor Service (Moody's) or Standard & Poor’s (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 31

03/31/2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$4,785,057	$20,497	$14,120	$6,377
Triple-B	317,299	230	(295)	525
Cleared derivatives[1]	8,659,530	10,102	(65,416)	75,518
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	1,317,437	(14,067)	(15,940)	1,873
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$15,079,323	$16,762	$(67,531)	$84,293

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated A+ by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A- by S&P as of March 31, 2019. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of March 31, 2019.

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

Table 33 presents the fair value of cross-border outstandings as of March 31, 2019 (dollar amounts in thousands):

Table 33

	France		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$200,000	0.3%	$1,100,000	1.9%	$1,300,000	2.2%

Trading securities[3]	460,035	0.8	600,037	1.1	1,060,072	1.9

Derivative assets:
Net exposure at fair value	(92)		(7,784)		(7,876)
Cash collateral held	140		9,190		9,330
Net exposure after cash collateral	48	—	1,406	—	1,454	—

TOTAL	$660,083	1.1%	$1,701,443	3.0%	$2,361,526	4.1%

[1]	Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2019 were $0.5 billion (Sweden).

[2]	Consists solely of overnight Federal funds sold.

[3]	Consists of certificates of deposit with remaining maturities of less than three months.

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to statutory and contingency liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2019.

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

We generally maintained stable access to the capital markets for the quarter ended March 31, 2019. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
Interim Final Rule on Margin and Capital Requirements for Covered Swap Entities. On March 19, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly adopted interim final rules (the Interim Rule) amending the Agencies’ regulations that established minimum margin and capital requirements (the Margin Rules) for registered swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (Covered Swap Entities) under the jurisdiction of one of the Agencies. The Interim Rule was adopted to assist Covered Swap Entities and their counterparties upon the expected withdrawal, currently delayed until October 31, 2019, of the United Kingdom (UK) from the European Union (EU), commonly referred to as “Brexit.” If the UK withdraws from the EU without a negotiated agreement between the UK and the EU, Covered Swap Entities located within the UK may not be authorized to continue providing certain financial services to swap counterparties that are located in the EU. The Interim Rule would permit Covered Swap Entities located within the UK to transfer their non-cleared swap portfolios to affiliates or other related entities located within the EU or the United States without subjecting legacy swaps (those swaps entered into before the compliance date of the Margin Rules) to the margin requirements of the Margin Rules, provided that the transfer is made within a year of a non-negotiated Brexit and there are no other amendments to the transactions.

We have UK-based non-cleared swap counterparties that may choose to transfer their non-cleared swap portfolios, including any such swaps with us, to a related entity in the EU or the United States. If any of our legacy non-cleared swaps are transferred in accordance with the Interim Rule, those swaps will retain legacy status under the Margin Rules.

On April 1, 2019, the Commodity Futures Trading Commission (CFTC) adopted its own version of the Interim Rule, which is substantially similar to the Agencies’ Interim Rule, but which applies to Covered Swap Entities that are not subject to the jurisdiction of one of the Agencies. Comments on the Interim Rule were due April 18, 2019 and are due on the CFTC’s version of the Interim Rule on May 31, 2019. We do not expect the Interim Rule to materially affect our financial condition or results of operations.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of March 31, 2019. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 34 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2019	1.6	0.0	3.8
12/31/2018	2.3	1.3	2.8
09/30/2018	2.9	1.2	1.9
06/30/2018	3.0	0.7	1.9
03/31/2018	3.4	0.5	2.2

The DOE as of March 31, 2019 decreased in the base scenario and the up 200 basis point shock scenario and increased in the down 200 basis point shock scenario from December 31, 2018. The primary factors contributing to these changes in duration during the period were: (1) the decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) a decrease in the weighting of the mortgage loan portfolio as a percent of total assets during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods,the continued issuance of discount notes to fund changes in advance and liquid investment balances, and additional balance sheet management changes for liquidity purposes.

The decrease in long-term interest rates during the first quarter of 2019 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. Despite the increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the portfolio decreased as an overall percentage of assets as the balance sheet expanded, decreasing from 17.6 percent of total assets as of December 31, 2018 to 15.1 percent as of March 31, 2019. In spite of this weighting decrease, the mortgage loan portfolio continues to represent a sizable portion of the balance sheet, and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2018. In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the decrease in interest rates during the period caused the mortgage loan portfolio duration to shorten slightly more than the associated liabilities, leading to a less asset sensitive DOE profile in the base interest rate scenario (specifically, the base case DOE is slightly positive, but is reflected as zero in the table based on the relatively small positive DOE result). Further, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. In addition, balance sheet management adjustments were implemented during the period to effectively enhance liquidity management practices by increasing the liquidity position of the balance sheet. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE decreased in the base scenario and the up 200 basis point shock scenario but increased in the down 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the variable rate GSE MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended March 31, 2019, we had no additional purchases of variable rate single-family GSE MBS. We also did not purchase additional interest rate caps during the first quarter of 2019 based on current interest rate cap exposure.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.0 months for March 31, 2019 and 0.8 months for December 31, 2018. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the first quarter of 2019. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of March 31, 2019, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock and excess stock as of March 31, 2019 (see Table 29 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the higher MVE as of March 31, 2019. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2019	172	176	176
12/31/2018	167	173	174
09/30/2018	167	174	175
06/30/2018	168	175	174
03/31/2018	164	171	170

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

Tables 36 and 37 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 36

03/31/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,695,023	$4,785
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,212,850	91
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	127,475	83
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	23,577	(257)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	5,000	8
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,398,500	2,443
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	811,958	(2,117)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,874,591	6,751
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,000,000	5,069
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	418
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	159,654	693
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	296,249	(3)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,400,000	10,213
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	580,000	(2,088)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(392)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	405,000	(2,168)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	645,000	(8,007)
TOTAL				$16,023,077	$15,522

Table 37

12/31/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,647,704	$(1,102)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,150,850	10,028
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	140,475	(670)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,136	(38)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	2,000	(10)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	648,500	(1,199)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	847,284	12,238
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,752,493	40,197
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	1,044
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	101,551	549
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	49,403	—
Firm commitments to issue a discount notes	Discount note commitment	Protect against fair value risk	Economic Hedge	525,000	—
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,440,000	9,443
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	680,000	(2,729)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,050)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	470,000	(4,325)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	645,000	(15,406)
TOTAL				$12,497,596	$46,970

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 18, 2019, and such risk factors are incorporated by reference herein.

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

3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed December 18, 2018, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 99.2 to the Current Report on Form 8-K, filed August 5, 2011, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 8, 2019, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.1.
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

Federal Home Loan Bank of Topeka

May 9, 2019	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer