Form 10-Q
period 2019-06-30
Federal Home Loan Bank of Topeka
filed 2019-08-08
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
August 6, 2019
Class A Stock, par value $100 per share	2,960,926
Class B Stock, par value $100 per share	12,084,078

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

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;

•	The possible discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the FHLBank's LIBOR-based financial products, investments, and contracts;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity;

•	Membership changes, including changes resulting from member failures or mergers, changes due to member eligibility, or changes in the principal place of business of members;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2019	12/31/2018
ASSETS
Cash and due from banks	$11,962	$15,060
Interest-bearing deposits	561,623	670,660
Securities purchased under agreements to resell (Note 10)	3,994,000	1,251,096
Federal funds sold	2,460,000	50,000

Investment securities:
Trading securities (Note 3)	3,844,783	2,151,113
Available-for-sale securities (Note 3)	4,581,215	1,725,640
Held-to-maturity securities[1] (Note 3)	4,001,059	4,456,873
Total investment securities	12,427,057	8,333,626

Advances (Notes 4, 6)	31,099,119	28,730,113
Mortgage loans held for portfolio, net of allowance for credit losses of $858 and $812 (Notes 5, 6)	9,192,097	8,410,462
Accrued interest receivable	142,483	109,366
Derivative assets, net (Notes 7, 10)	84,816	36,095
Other assets	105,140	108,778

TOTAL ASSETS	$60,078,297	$47,715,256

LIABILITIES
Deposits (Note 8)	$589,543	$473,820

Consolidated obligations, net:
Discount notes (Note 9)	27,163,395	20,608,332
Bonds (Note 9)	29,516,980	23,966,394
Total consolidated obligations, net	56,680,375	44,574,726

Mandatorily redeemable capital stock (Note 11)	2,750	3,597
Accrued interest payable	114,057	87,903
Affordable Housing Program payable	43,528	43,081
Derivative liabilities, net (Notes 7, 10)	430	7,884
Other liabilities	66,921	69,993

TOTAL LIABILITIES	57,497,604	45,261,004

Commitments and contingencies (Note 14)

1    Fair value: $3,989,785 and $4,447,078 as of June 30, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these financial statements.

6

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2019	12/31/2018
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,155 and 2,473 shares issued and outstanding) (Note 11)	$215,536	$247,361
Class B ($100 par value; 13,830 and 12,772 shares issued and outstanding) (Note 11)	1,382,968	1,277,176
Total capital stock	1,598,504	1,524,537

Retained earnings:
Unrestricted	735,915	716,555
Restricted	214,361	197,467
Total retained earnings	950,276	914,022

Accumulated other comprehensive income (loss) (Note 12)	31,913	15,693

TOTAL CAPITAL	2,580,693	2,454,252

TOTAL LIABILITIES AND CAPITAL	$60,078,297	$47,715,256

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
INTEREST INCOME:
Interest-bearing deposits	$5,048	$3,235	$10,218	$5,471
Securities purchased under agreements to resell	29,568	14,562	57,498	25,992
Federal funds sold	9,555	11,054	19,879	21,643
Trading securities	25,925	20,892	47,869	37,479
Available-for-sale securities	15,487	11,245	30,883	20,107
Held-to-maturity securities	28,859	29,609	60,132	54,936
Advances	189,562	160,990	377,171	301,808
Mortgage loans held for portfolio	75,185	61,750	148,469	121,285
Other	367	375	751	784
Total interest income	379,556	313,712	752,870	589,505

INTEREST EXPENSE:
Deposits	2,473	2,210	5,161	3,824
Consolidated obligations:
Discount notes	150,802	110,994	299,793	205,972
Bonds	176,714	131,342	334,871	243,774
Mandatorily redeemable capital stock (Note 11)	40	56	83	117
Other	297	226	717	455
Total interest expense	330,326	244,828	640,625	454,142

NET INTEREST INCOME	49,230	68,884	112,245	135,363
Provision (reversal) for credit losses on mortgage loans (Note 6)	38	16	116	46
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	49,192	68,868	112,129	135,317

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 3)	41,843	(12,031)	70,598	(38,981)
Net gains (losses) on sale of held-to-maturity securities (Note 3)	(46)	28	(46)	62
Net gains (losses) on derivatives and hedging activities (Note 7)	(40,011)	6,986	(58,553)	23,629
Standby bond purchase agreement commitment fees	553	752	1,119	1,600
Letters of credit fees	1,205	1,148	2,391	2,214
Other	824	579	1,533	1,951
Total other income (loss)	4,368	(2,538)	17,042	(9,525)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
OTHER EXPENSES:
Compensation and benefits	$9,559	$7,997	$18,817	$16,327
Other operating	5,045	4,471	9,300	8,656
Federal Housing Finance Agency	813	690	1,625	1,454
Office of Finance	896	717	1,745	1,501
Other	2,000	1,618	3,816	3,020
Total other expenses	18,313	15,493	35,303	30,958

INCOME BEFORE ASSESSMENTS	35,247	50,837	93,868	94,834

Affordable Housing Program	3,529	5,089	9,395	9,495

NET INCOME	$31,718	$45,748	$84,473	$85,339

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Net income	$31,718	$45,748	$84,473	$85,339

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	4,227	(5,720)	16,075	(1,578)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	207	—	508
Defined benefit pension plan	72	5	145	12
Total other comprehensive income (loss)	4,299	(5,508)	16,220	(1,058)

TOTAL COMPREHENSIVE INCOME	$36,017	$40,240	$100,693	$84,281

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2018	1,663	$166,288	14,324	$1,432,448	15,987	$1,598,736	$682,910	$171,331	$854,241	$30,108	$2,483,085
Comprehensive income							36,599	9,149	45,748	(5,508)	40,240
Proceeds from issuance of capital stock	5	521	6,245	624,492	6,250	625,013					625,013
Repurchase/redemption of capital stock	(1,728)	(172,797)	(6)	(627)	(1,734)	(173,424)					(173,424)
Net reclassification of shares to mandatorily redeemable capital stock	(985)	(98,522)	(4,795)	(479,526)	(5,780)	(578,048)					(578,048)
Net transfer of shares between Class A and Class B	3,011	301,081	(3,011)	(301,081)	—	—					—
Dividends on capital stock (Class A - 1.5%, Class B - 6.8%):
Cash payment							(197)		(197)		(197)
Stock issued			240	24,002	240	24,002	(24,002)		(24,002)		—
Balance at June 30, 2018	1,966	$196,571	12,997	$1,299,708	14,963	$1,496,279	$695,310	$180,480	$875,790	$24,600	$2,396,669

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2019	1,981	$198,079	13,103	$1,310,317	15,084	$1,508,396	$734,822	$208,018	$942,840	$27,614	$2,478,850
Comprehensive income							25,375	6,343	31,718	4,299	36,017
Proceeds from issuance of capital stock	11	1,119	4,250	425,023	4,261	426,142					426,142
Repurchase/redemption of capital stock	(2,341)	(234,064)	(915)	(91,463)	(3,256)	(325,527)					(325,527)
Net reclassification of shares to mandatorily redeemable capital stock	(346)	(34,627)	(1)	(94)	(347)	(34,721)					(34,721)
Net transfer of shares between Class A and Class B	2,850	285,029	(2,850)	(285,029)	—	—					—
Dividends on capital stock (Class A - 2.5%, Class B - 7.5%):
Cash payment							(68)		(68)		(68)
Stock issued			243	24,214	243	24,214	(24,214)		(24,214)		—
Balance at June 30, 2019	2,155	$215,536	13,830	$1,382,968	15,985	$1,598,504	$735,915	$214,361	$950,276	$31,913	$2,580,693

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							68,272	17,067	85,339	(1,058)	84,281
Proceeds from issuance of capital stock	8	844	8,966	896,544	8,974	897,388					897,388
Repurchase/redemption of capital stock	(4,097)	(409,734)	(27)	(2,664)	(4,124)	(412,398)					(412,398)
Net reclassification of shares to mandatorily redeemable capital stock	(1,376)	(137,662)	(5,408)	(540,776)	(6,784)	(678,438)					(678,438)
Net transfer of shares between Class A and Class B	5,080	507,989	(5,080)	(507,989)	—	—					—
Dividends on capital stock (Class A - 1.5%, Class B - 6.8%):
Cash payment							(267)		(267)		(267)
Stock issued			497	49,688	497	49,688	(49,688)		(49,688)		—
Balance at June 30, 2018	1,966	$196,571	12,997	$1,299,708	14,963	$1,496,279	$695,310	$180,480	$875,790	$24,600	$2,396,669

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							67,579	16,894	84,473	16,220	100,693
Proceeds from issuance of capital stock	12	1,171	7,627	762,729	7,639	763,900					763,900
Repurchase/redemption of capital stock	(5,729)	(572,891)	(1,065)	(106,486)	(6,794)	(679,377)					(679,377)
Net reclassification of shares to mandatorily redeemable capital stock	(525)	(52,538)	(61)	(6,098)	(586)	(58,636)					(58,636)
Net transfer of shares between Class A and Class B	5,924	592,433	(5,924)	(592,433)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(139)		(139)		(139)
Stock issued			481	48,080	481	48,080	(48,080)		(48,080)		—
Balance at June 30, 2019	2,155	$215,536	13,830	$1,382,968	15,985	$1,598,504	$735,915	$214,361	$950,276	$31,913	$2,580,693

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2019	06/30/2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,473	$85,339
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	12,355	(4,924)
Concessions on consolidated obligations	5,432	2,736
Premiums and discounts on investments, net	2,731	1,702
Premiums, discounts and commitment fees on advances, net	(1,152)	(2,579)
Premiums, discounts and deferred loan costs on mortgage loans, net	9,714	8,799
Fair value adjustments on hedged assets or liabilities	2,108	1,008
Premises, software and equipment	1,532	1,519
Other	145	12
Provision (reversal) for credit losses on mortgage loans	116	46
Non-cash interest on mandatorily redeemable capital stock	81	116
Net realized (gains) losses on sale of held-to-maturity securities	46	(62)
Net other-than-temporary impairment losses on held-to-maturity securities	—	33
Net realized (gains) losses on sale of premises and equipment	(3)	(880)
Other adjustments	(93)	(75)
Net (gains) losses on trading securities	(70,598)	38,981
Net change in derivatives and hedging activities	(84,826)	22,326
(Increase) decrease in accrued interest receivable	(33,290)	(19,383)
Change in net accrued interest included in derivative assets	(1,891)	(7,123)
(Increase) decrease in other assets	924	(1,686)
Increase (decrease) in accrued interest payable	25,952	21,192
Change in net accrued interest included in derivative liabilities	1,554	386
Increase (decrease) in Affordable Housing Program liability	447	2,958
Increase (decrease) in other liabilities	(3,623)	(6,258)
Total adjustments	(132,339)	58,844
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,866)	144,183

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2019	06/30/2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$1,288	$(103,060)
Net (increase) decrease in securities purchased under resale agreements	(2,742,904)	(772,544)
Net (increase) decrease in Federal funds sold	(2,410,000)	525,000
Proceeds from sale of trading securities	429	—
Proceeds from maturities of and principal repayments on trading securities	1,551,440	2,042,501
Purchases of trading securities	(3,174,941)	(2,350,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	5,760	4,580
Purchases of available-for-sale securities	(2,716,448)	(281,489)
Proceeds from sale of held-to-maturity securities	9,442	20,261
Proceeds from maturities of and principal repayments on held-to-maturity securities	445,378	475,564
Purchases of held-to-maturity securities	—	(625,170)
Advances repaid	212,991,221	211,208,356
Advances originated	(215,243,175)	(213,685,767)
Principal collected on mortgage loans	503,412	440,277
Purchases of mortgage loans	(1,293,351)	(974,598)
Proceeds from sale of foreclosed assets	1,643	2,656
Other investing activities	1,534	1,401
Proceeds from sale of premises, software and equipment	—	2,416
Purchases of premises, software and equipment	(741)	(7,182)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(12,070,013)	(4,076,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	38,264	72,242
Net proceeds from issuance of consolidated obligations:
Discount notes	453,966,178	563,830,828
Bonds	12,087,946	7,734,341
Payments for maturing and retired consolidated obligations:
Discount notes	(447,428,963)	(562,504,206)
Bonds	(6,571,750)	(5,255,690)
Net interest payments received (paid) for financing derivatives	(1,714)	(2,073)
Proceeds from issuance of capital stock	763,900	897,388
Payments for repurchase/redemption of capital stock	(679,377)	(412,398)
Payments for repurchase of mandatorily redeemable capital stock	(59,564)	(679,288)
Cash dividends paid	(139)	(267)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	12,114,781	3,680,877
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,098)	(251,738)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,060	268,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,962	$16,312

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2019	06/30/2018
Supplemental disclosures:
Interest paid	$595,671	$437,681
Affordable Housing Program payments	$9,217	$6,618
Net transfers of mortgage loans to other assets	$605	$2,447

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2019

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

Reclassifications: Presentation of cash flow amounts in the prior period have been reclassified to reflect short-term trading securities purchases and proceeds on a gross, rather than net, basis. Certain other immaterial amounts in the financial statements have been reclassified to conform to current period presentations.

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

The guidance is effective for the FHLBank for interim and annual periods beginning on January 1, 2020. Early application is permitted as of the interim and annual reporting periods beginning after December 15, 2018. The FHLBank does not plan on early adoption. The guidance should be applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In addition, entities are required to use a prospective transition approach for debt securities for which an other-than-temporary impairment (OTTI) charge had been recognized before the effective date; however, the FHLBank currently does not have any OTTI debt securities. The FHLBank's internal working group continues its implementation efforts of identifying key interpretive issues and potential impacts to processes and systems that determine the magnitude of the impact on the FHLBank's financial condition, results of operations and cash flows. The FHLBank does not expect this guidance to impact certain financial instruments, including advances, Agency and government-sponsored enterprise investments, securities purchased under agreements to resell, and other overnight investments due to the specific terms, issuer guarantees, and/or collateralized nature of the instruments that result in high credit quality holdings with no expected credit losses. Adoption of this guidance is not expected to have a material impact on the FHLBank's municipal securities, short-term investments and mortgage loans held for portfolio. Consequently, adoption of this guidance is not expected to have a material impact on the FHLBank’s financial condition, results of operations, or cash flows.

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

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of June 30, 2019 and December 31, 2018 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2019	12/31/2018
Non-mortgage-backed securities:
Certificates of deposit	$1,210,123	$—
U.S. Treasury obligations	1,026,843	252,377
GSE obligations[1]	715,254	1,000,495
Non-mortgage-backed securities	2,952,220	1,252,872
Mortgage-backed securities:
U.S. obligation MBS[2]	—	467
GSE MBS[3]	892,563	897,774
Mortgage-backed securities	892,563	898,241
TOTAL	$3,844,783	$2,151,113

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Net gains (losses) on trading securities during the three and six months ended June 30, 2019 and 2018 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Net gains (losses) on trading securities held as of June 30, 2019	$41,970	$(11,894)	$70,747	$(37,568)
Net gains (losses) on trading securities sold or matured prior to June 30, 2019	(127)	(137)	(149)	(1,413)
NET GAINS (LOSSES) ON TRADING SECURITIES	$41,843	$(12,031)	$70,598	$(38,981)

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2019 are summarized in Table 3.3 (in thousands):

Table 3.3

	06/30/2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,043,682	$—	$(1,292)	$2,042,390
Non-mortgage-backed securities	2,043,682	—	(1,292)	2,042,390
Mortgage-backed securities:
GSE MBS[1]	2,502,390	40,448	(4,013)	2,538,825
Mortgage-backed securities	2,502,390	40,448	(4,013)	2,538,825
TOTAL	$4,546,072	$40,448	$(5,305)	$4,581,215

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2018 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,706,572	$25,815	$(6,747)	$1,725,640
TOTAL	$1,706,572	$25,815	$(6,747)	$1,725,640

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of June 30, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,042,390	$(1,292)	$—	$—	$2,042,390	$(1,292)
Non-mortgage-backed securities	2,042,390	(1,292)	—	—	2,042,390	(1,292)
Mortgage-backed securities:
GSE MBS[1]	91,959	(167)	300,729	(3,846)	392,688	(4,013)
Mortgage-backed securities	91,959	(167)	300,729	(3,846)	392,688	(4,013)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,134,349	$(1,459)	$300,729	$(3,846)	$2,435,078	$(5,305)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2019 and December 31, 2018 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2019		12/31/2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,043,682	2,042,390	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,043,682	2,042,390	—	—
Mortgage-backed securities	2,502,390	2,538,825	1,706,572	1,725,640
TOTAL	$4,546,072	$4,581,215	$1,706,572	$1,725,640

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2019 are summarized in Table 3.8 (in thousands):

Table 3.8

	06/30/2019
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$85,670	$85,670	$—	$(3,250)	$82,420
Non-mortgage-backed securities	85,670	85,670	—	(3,250)	82,420
Mortgage-backed securities:
U.S. obligation MBS[1]	102,536	102,536	3	(266)	102,273
GSE MBS[2]	3,812,853	3,812,853	9,792	(17,553)	3,805,092
Mortgage-backed securities	3,915,389	3,915,389	9,795	(17,819)	3,907,365
TOTAL	$4,001,059	$4,001,059	$9,795	$(21,069)	$3,989,785

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2018 are summarized in Table 3.9 (in thousands):

Table 3.9

	12/31/2018
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$86,430	$86,430	$1	$(3,480)	$82,951
Non-mortgage-backed securities	86,430	86,430	1	(3,480)	82,951
Mortgage-backed securities:
U.S. obligation MBS[1]	109,866	109,866	125	(99)	109,892
GSE MBS[2]	4,260,577	4,260,577	12,164	(18,506)	4,254,235
Mortgage-backed securities	4,370,443	4,370,443	12,289	(18,605)	4,364,127
TOTAL	$4,456,873	$4,456,873	$12,290	$(22,085)	$4,447,078

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.10 summarizes the held-to-maturity securities with unrealized losses as of June 30, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.10

	06/30/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$55,665	$(5)	$26,755	$(3,245)	$82,420	$(3,250)
Non-mortgage-backed securities	55,665	(5)	26,755	(3,245)	82,420	(3,250)
Mortgage-backed securities:
U.S. obligation MBS[1]	63,052	(158)	28,104	(108)	91,156	(266)
GSE MBS[2]	865,489	(3,682)	2,140,708	(13,871)	3,006,197	(17,553)
Mortgage-backed securities	928,541	(3,840)	2,168,812	(13,979)	3,097,353	(17,819)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$984,206	$(3,845)	$2,195,567	$(17,224)	$3,179,773	$(21,069)

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2019 and December 31, 2018 are shown in Table 3.12 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.12

	06/30/2019			12/31/2018
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	85,670	85,670	82,420	86,430	86,430	82,951
Non-mortgage-backed securities	85,670	85,670	82,420	86,430	86,430	82,951
Mortgage-backed securities	3,915,389	3,915,389	3,907,365	4,370,443	4,370,443	4,364,127
TOTAL	$4,001,059	$4,001,059	$3,989,785	$4,456,873	$4,456,873	$4,447,078

Net gains (losses) were realized on the sale of held-to-maturity securities during the three and six months ended June 30, 2019 and 2018 and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 3.13 presents details of the sales (in thousands).

Table 3.13

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Proceeds from sale of held-to-maturity securities	$9,442	$11,855	$9,442	$20,261
Carrying value of held-to-maturity securities sold	(9,488)	(11,827)	(9,488)	(20,199)
NET REALIZED GAINS (LOSSES)	$(46)	$28	$(46)	$62

As of June 30, 2019, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity securities were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2019 and December 31, 2018, the FHLBank had advances outstanding at interest rates ranging from 0.88 percent to 7.41 percent. Table 4.1 presents advances summarized by redemption term as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 4.1

	06/30/2019		12/31/2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,984,308	2.53%	$14,844,804	2.60%
Due after one year through two years	2,235,038	2.50	1,482,844	2.40
Due after two years through three years	1,146,832	2.56	1,442,333	2.53
Due after three years through four years	886,282	2.55	7,496,058	2.66
Due after four years through five years	9,012,429	2.60	816,702	2.68
Thereafter	2,764,814	2.55	2,695,008	2.58
Total par value	31,029,703	2.55%	28,777,749	2.60%
Discounts	(2,260)		(3,413)
Hedging adjustments	71,676		(44,223)
TOTAL	$31,099,119		$28,730,113

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

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of June 30, 2019 and December 31, 2018 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	06/30/2019	12/31/2018	06/30/2019	12/31/2018
Due in one year or less	$25,195,684	$23,343,939	$15,458,808	$15,133,204
Due after one year through two years	1,788,346	1,271,660	2,439,838	1,683,644
Due after two years through three years	803,024	1,021,189	1,405,932	1,629,233
Due after three years through four years	519,002	555,901	1,038,232	7,752,058
Due after four years through five years	575,501	598,282	9,111,429	954,452
Thereafter	2,148,146	1,986,778	1,575,464	1,625,158
TOTAL PAR VALUE	$31,029,703	$28,777,749	$31,029,703	$28,777,749

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of June 30, 2019 and December 31, 2018 (in thousands):

Table 4.3

Redemption Term	06/30/2019	12/31/2018
Fixed rate:
Due in one year or less	$1,421,140	$1,635,464
Due after one year	5,854,183	5,455,193
Total fixed rate	7,275,323	7,090,657
Variable rate:
Due in one year or less	13,563,168	13,209,340
Due after one year	10,191,212	8,477,752
Total variable rate	23,754,380	21,687,092
TOTAL PAR VALUE	$31,029,703	$28,777,749

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2019 and December 31, 2018 on mortgage loans held for portfolio (in thousands):

Table 5.1

	06/30/2019	12/31/2018
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,159,612	$1,179,087
Fixed rate, long-term, single-family mortgages	7,896,511	7,111,856
Total unpaid principal balance	9,056,123	8,290,943
Premiums	134,720	120,548
Discounts	(2,728)	(2,936)
Deferred loan costs, net	205	223
Other deferred fees	(45)	(50)
Hedging adjustments	4,680	2,546
Total before Allowance for Credit Losses on Mortgage Loans	9,192,955	8,411,274
Allowance for Credit Losses on Mortgage Loans	(858)	(812)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,192,097	$8,410,462

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of June 30, 2019 and December 31, 2018 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2019	12/31/2018
Conventional loans	$8,400,764	$7,619,498
Government-guaranteed or -insured loans	655,359	671,445
TOTAL UNPAID PRINCIPAL BALANCE	$9,056,123	$8,290,943

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

Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and six months ended June 30, 2019 and 2018 (in thousands):

Table 6.1

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Balance, beginning of the period	$824	$1,057	$812	$1,208
Net (charge-offs) recoveries	(4)	(44)	(70)	(225)
Provision (reversal) for credit losses	38	16	116	46
Balance, end of the period	$858	$1,029	$858	$1,029

Table 6.2 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2019 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.2

	06/30/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$18	$—	$—	$—	$18
Collectively evaluated for impairment	840	—	—	—	840
TOTAL ALLOWANCE FOR CREDIT LOSSES	$858	$—	$—	$—	$858
Recorded investment:
Individually evaluated for impairment	$8,934	$—	$31,148,663	$10,423	$31,168,020
Collectively evaluated for impairment	8,562,513	667,441	—	—	9,229,954
TOTAL RECORDED INVESTMENT	$8,571,447	$667,441	$31,148,663	$10,423	$40,397,974

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of June 30, 2018 (in thousands):

Table 6.3

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

Table 6.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of June 30, 2019 (dollar amounts in thousands):

Table 6.4

	06/30/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$32,885	$14,495	$—	$—	$47,380
Past due 60-89 days delinquent	12,178	6,295	—	—	18,473
Past due 90 days or more delinquent	5,516	5,962	—	—	11,478
Total past due	50,579	26,752	—	—	77,331
Total current loans	8,520,868	640,689	31,148,663	10,423	40,320,643
Total recorded investment	$8,571,447	$667,441	$31,148,663	$10,423	$40,397,974

Other delinquency statistics:
In process of foreclosure, included above[2]	$3,339	$2,669	$—	$—	$6,008
Serious delinquency rate[3]	0.1%	0.9%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$5,962	$—	$—	$5,962
Loans on non-accrual status[4]	$12,586	$—	$—	$—	$12,586

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,235,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

The FHLBank had $1,524,000 and $2,183,000 classified as real estate owned recorded in other assets as of June 30, 2019 and December 31, 2018, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2019 and December 31, 2018 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	06/30/2019			12/31/2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$12,497,694	$22,022	$78,098	$8,345,925	$73,969	$24,177
Total derivatives designated as hedging relationships	12,497,694	22,022	78,098	8,345,925	73,969	24,177
Derivatives not designated as hedging instruments:
Interest rate swaps	4,219,175	521	28,315	2,151,920	12,907	17,322
Interest rate caps/floors	1,373,200	664	—	1,373,200	1,044	—
Mortgage delivery commitments	288,633	818	50	101,551	552	3
Consolidated obligation discount note commitments	—	—	—	525,000	—	—
Total derivatives not designated as hedging instruments	5,881,008	2,003	28,365	4,151,671	14,503	17,325
TOTAL	$18,378,702	24,025	106,463	$12,497,596	88,472	41,502
Netting adjustments and cash collateral[1]		60,791	(106,033)		(52,377)	(33,618)
DERIVATIVE ASSETS AND LIABILITIES		$84,816	$430		$36,095	$7,884

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $166,824,000 and $58,902,000 as of June 30, 2019 and December 31, 2018, respectively. Cash collateral received was $0 and $77,661,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Interest settlements on derivatives designated as fair value hedges were recorded in net interest income or expense prior to, and continue to be recorded in net interest income or expense after January 1, 2019. However, beginning on January 1, 2019, disclosed gains (losses) on fair value derivatives include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2019 and 2018, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income and net gains (losses) on derivatives and hedging activities, if applicable, as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended
	06/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$189,562	$15,487	$150,802	$176,714
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(71,071)	$(100,045)	$(7)	$17,348
Hedged items[2]	76,397	88,484	15	(20,817)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$5,326	$(11,561)	$8	$(3,469)

	06/30/2018[3]
	Interest Income/Expense			Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$2,503	$(182)	$(1,343)	$24,286
Hedged items[2]	(1,105)	—	—	(24,144)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$1,398	$(182)	$(1,343)	$142

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

[3]	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

For the six months ended June 30, 2019 and 2018, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income and net gains (losses) on derivatives and hedging activities, if applicable, as presented in Table 7.3 (in thousands):

Table 7.3

	Six Months Ended
	06/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$377,171	$30,883	$299,793	$334,871
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(104,143)	$(144,237)	$25	$27,053
Hedged items[2]	115,899	130,597	(15)	(34,366)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$11,756	$(13,640)	$10	$(7,313)

	06/30/2018[3]
	Interest Income/Expense			Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$38	$(1,262)	$(420)	$93,784
Hedged items[2]	(2,261)	—	—	(95,616)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(2,223)	$(1,262)	$(420)	$(1,832)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

[3]	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

Table 7.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2019 (in thousands):

Table 7.4

06/30/2019
Line Item in Statement of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,328,655	$69,885	$1,791	$71,676
Available-for-sale securities	4,546,072	69,909	—	69,909
Consolidated obligation discount notes	(249,846)	(3)	—	(3)
Consolidated obligation bonds	(3,629,750)	(27,852)	—	(27,852)

[1]
Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).

[2]	Included in amortized cost of the hedged asset/liability.

Table 7.5 provides information regarding gains and losses on derivatives and hedging activities recorded in non-interest income (in thousands). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in non-interest income for periods prior to January 1, 2019.

Table 7.5

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Derivatives designated as hedging instruments:
Interest rate swaps		$142		$(1,832)
Total net gains (losses) related to fair value hedge ineffectiveness		142		(1,832)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(41,842)	8,756	$(61,027)	29,831
Interest rate caps/floors	246	47	(380)	562
Net interest settlements	(251)	(1,710)	(547)	(3,400)
Mortgage delivery commitments	1,836	(249)	3,471	(1,532)
Consolidated obligation discount note commitments	—	—	(70)	—
Total net gains (losses) related to derivatives not designated as hedging instruments	(40,011)	6,844	(58,553)	25,461
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(40,011)	$6,986	$(58,553)	$23,629

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $39,000 and $25,799,000 as of June 30, 2019 and December 31, 2018, respectively. The counterparty was different for each period.

For uncleared derivative transactions, the FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2019 and December 31, 2018.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of June 30, 2019 and December 31, 2018 (in thousands):

Table 8.1

	06/30/2019	12/31/2018
Interest-bearing:
Demand	$272,307	$265,021
Overnight	232,100	158,300
Total interest-bearing	504,407	423,321
Non-interest-bearing:
Other	85,136	50,499
Total non-interest-bearing	85,136	50,499
TOTAL DEPOSITS	$589,543	$473,820

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 9.1

	06/30/2019		12/31/2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,005,100	2.31%	$8,960,500	2.17%
Due after one year through two years	7,301,650	2.32	5,625,750	2.28
Due after two years through three years	1,591,300	2.14	2,285,100	2.11
Due after three years through four years	1,348,450	2.33	1,134,750	2.21
Due after four years through five years	906,550	2.47	1,087,900	2.58
Thereafter	5,332,100	2.98	4,879,850	3.01
Total par value	29,485,150	2.43%	23,973,850	2.38%
Premiums	21,431		15,591
Discounts	(3,923)		(4,088)
Concession fees	(13,530)		(12,445)
Hedging adjustments	27,852		(6,514)
TOTAL	$29,516,980		$23,966,394

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2019 and December 31, 2018 includes callable bonds totaling $8,861,500,000 and $8,559,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2019 and December 31, 2018 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	06/30/2019	12/31/2018
Due in one year or less	$21,416,600	$16,971,500
Due after one year through two years	6,111,650	5,270,750
Due after two years through three years	656,300	655,100
Due after three years through four years	571,950	319,750
Due after four years through five years	273,550	275,150
Thereafter	455,100	481,600
TOTAL PAR VALUE	$29,485,150	$23,973,850

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2019 and December 31, 2018 (in thousands):

Table 9.3

	06/30/2019	12/31/2018
Fixed rate	$14,781,150	$12,858,850
Simple variable rate	13,809,000	10,095,000
Fixed to variable rate	410,000	515,000
Step	355,000	470,000
Variable rate with cap	115,000	20,000
Range	15,000	15,000
TOTAL PAR VALUE	$29,485,150	$23,973,850

Consolidated Discount Notes: Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2019	$27,163,395	$27,223,343	2.28%

December 31, 2018	$20,608,332	$20,649,098	2.35%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018 (in thousands):

Table 10.1

06/30/2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$21,555	$(18,925)	$2,630	$(818)	$1,812
Cleared derivatives	2,470	79,716	82,186	—	82,186
Total derivative assets	24,025	60,791	84,816	(818)	83,998
Securities purchased under agreements to resell	3,994,000	—	3,994,000	(3,994,000)	—
TOTAL	$4,018,025	$60,791	$4,078,816	$(3,994,818)	$83,998

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of June 30, 2019 and December 31, 2018 (in thousands):

Table 10.3

06/30/2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$105,736	$(105,306)	$430	$(50)	$380
Cleared derivatives	727	(727)	—	—	—
Total derivative liabilities	106,463	(106,033)	430	(50)	380
TOTAL	$106,463	$(106,033)	$430	$(50)	$380

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 11.1

	06/30/2019		12/31/2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$410,134	$2,334,359	$387,729	$2,193,001
Total regulatory capital-to-asset ratio	4.0%	4.2%	4.0%	5.1%
Total regulatory capital	$2,403,132	$2,551,530	$1,908,610	$2,442,156
Leverage capital ratio	5.0%	6.2%	5.0%	7.4%
Leverage capital	$3,003,915	$3,718,710	$2,385,763	$3,538,656

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2019 and 2018 (in thousands):

Table 11.2

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Balance, beginning of period	$3,548	$5,029	$3,597	$5,312
Capital stock subject to mandatory redemption reclassified from equity during the period	34,721	578,048	58,636	678,438
Redemption or repurchase of mandatorily redeemable capital stock during the period	(35,558)	(578,554)	(59,564)	(679,288)
Stock dividend classified as mandatorily redeemable capital stock during the period	39	55	81	116
Balance, end of period	$2,750	$4,578	$2,750	$4,578

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2019 and December 31, 2018 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal from the member. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	06/30/2019	12/31/2018
Year 1	$—	$—
Year 2	1	—
Year 3	1,107	1
Year 4	—	1,798
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	1,642	1,798
TOTAL	$2,750	$3,597

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2019, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the first quarter of 2019, the FHLBank was classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended June 30, 2019 and 2018 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2018	$35,348	$(3,862)	$(1,378)	$30,108
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(5,720)			(5,720)
Accretion of non-credit loss		204		204
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		3		3
Amortization of net losses - defined benefit pension plan[2]			5	5
Net current period other comprehensive income (loss)	(5,720)	207	5	(5,508)
Balance at June 30, 2018	$29,628	$(3,655)	$(1,373)	$24,600

Balance at March 31, 2019	$30,916	$—	$(3,302)	$27,614
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	4,227			4,227
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			72	72
Net current period other comprehensive income (loss)	4,227	—	72	4,299
Balance at June 30, 2019	$35,143	$—	$(3,230)	$31,913

[1]	Recorded in “Other” non-interest income on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the six months ended June 30, 2019 and 2018 (in thousands):

Table 12.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(1,578)			(1,578)
Accretion of non-credit loss		483		483
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		25		25
Amortization of net losses - defined benefit pension plan[2]			12	12
Net current period other comprehensive income (loss)	(1,578)	508	12	(1,058)
Balance at June 30, 2018	$29,628	$(3,655)	$(1,373)	$24,600

Balance at December 31, 2018	$19,068	$—	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	16,075			16,075
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			145	145
Net current period other comprehensive income (loss)	16,075	—	145	16,220
Balance at June 30, 2019	$35,143	$—	$(3,230)	$31,913

[1]	Recorded in “Other” non-interest income on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2019 and December 31, 2018. Additionally, these values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2019 and 2018.

Tables 13.1 and 13.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2019 and December 31, 2018. The FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 13.3 and 13.4.

The carrying value, fair value and fair value hierarchy of the FHLBank’s financial assets and liabilities as of June 30, 2019 and December 31, 2018 are summarized in Tables 13.1 and 13.2 (in thousands):

Table 13.1

	06/30/2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$11,962	$11,962	$11,962	$—	$—	$—
Interest-bearing deposits	561,623	561,623	—	561,623	—	—
Securities purchased under agreements to resell	3,994,000	3,994,000	—	3,994,000	—	—
Federal funds sold	2,460,000	2,460,000	—	2,460,000	—	—
Trading securities	3,844,783	3,844,783	—	3,844,783	—	—
Available-for-sale securities	4,581,215	4,581,215	—	4,581,215	—	—
Held-to-maturity securities	4,001,059	3,989,785	—	3,907,365	82,420	—
Advances	31,099,119	31,132,274	—	31,132,274	—	—
Mortgage loans held for portfolio, net of allowance	9,192,097	9,424,972	—	9,423,590	1,382	—
Accrued interest receivable	142,483	142,483	—	142,483	—	—
Derivative assets	84,816	84,816	—	24,025	—	60,791
Liabilities:
Deposits	589,543	589,543	—	589,543	—	—
Consolidated obligation discount notes	27,163,395	27,165,761	—	27,165,761	—	—
Consolidated obligation bonds	29,516,980	29,563,868	—	29,563,868	—	—
Mandatorily redeemable capital stock	2,750	2,750	2,750	—	—	—
Accrued interest payable	114,057	114,057	—	114,057	—	—
Derivative liabilities	430	430	—	106,463	—	(106,033)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,417	—	34,417	—	—
Financing obligation payable	(35,000)	(34,417)	—	(34,417)	—	—

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

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2019 and December 31, 2018 (in thousands).

Table 13.3

	06/30/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$1,210,123	$—	$1,210,123	$—	$—
U.S. Treasury obligations	1,026,843	—	1,026,843	—	—
GSE obligations[2]	715,254	—	715,254	—	—
GSE MBS[3]	892,563	—	892,563	—	—
Total trading securities	3,844,783	—	3,844,783	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,042,390	—	2,042,390	—	—
GSE MBS[4]	2,538,825	—	2,538,825	—	—
Total available-for-sale securities	4,581,215	—	4,581,215	—	—
Derivative assets:
Interest-rate related	83,998	—	23,207	—	60,791
Mortgage delivery commitments	818	—	818	—	—
Total derivative assets	84,816	—	24,025	—	60,791
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$8,510,814	$—	$8,450,023	$—	$60,791

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$380	$—	$106,413	$—	$(106,033)
Mortgage delivery commitments	50	—	50	—	—
Total derivative liabilities	430	—	106,463	—	(106,033)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$430	$—	$106,463	$—	$(106,033)

Nonrecurring fair value measurements - Assets[5]:
Impaired mortgage loans	$1,387	$—	$—	$1,387	$—
Real estate owned	104	—	—	104	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,491	$—	$—	$1,491	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[4]	Represents multi-family MBS issued by Fannie Mae.

[5]	Includes assets adjusted to fair value during the six months ended June 30, 2019 and still outstanding as of June 30, 2019.

Table 13.4

	12/31/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$252,377	$—	$252,377	$—	$—
GSE obligations[2]	1,000,495	—	1,000,495	—	—
U.S. obligation MBS[3]	467	—	467	—	—
GSE MBS[4]	897,774	—	897,774	—	—
Total trading securities	2,151,113	—	2,151,113	—	—
Available-for-sale securities:
GSE MBS[5]	1,725,640	—	1,725,640	—	—
Total available-for-sale securities	1,725,640	—	1,725,640	—	—
Derivative assets:
Interest-rate related	35,543	—	87,920	—	(52,377)
Mortgage delivery commitments	552	—	552	—	—
Total derivative assets	36,095	—	88,472	—	(52,377)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,912,848	$—	$3,965,225	$—	$(52,377)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$7,881	$—	$41,499	$—	$(33,618)
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	7,884	—	41,502	—	(33,618)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,884	$—	$41,502	$—	$(33,618)

Nonrecurring fair value measurements - Assets[6]:
Impaired mortgage loans	1,463	—	—	1,463	—
Real estate owned	1,028	—	—	1,028	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,491	$—	$—	$2,491	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $991,703,272,000 and $986,994,515,000 as of June 30, 2019 and December 31, 2018, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of June 30, 2019, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2019 and December 31, 2018, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	06/30/2019			12/31/2018
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,677,351	$6,665	$3,684,016	$3,824,497	$37,933	$3,862,430
Advance commitments outstanding	46,755	45,720	92,475	116,475	43,782	160,257
Commitments for standby bond purchases	188,876	509,675	698,551	69,277	686,602	755,879
Commitments to fund or purchase mortgage loans	288,633	—	288,633	101,551	—	101,551
Commitments to issue consolidated bonds, at par	109,500	—	109,500	—	—	—
Commitments to issue consolidated discount notes, at par	790	—	790	1,825,000	—	1,825,000

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Standby letters of credit have original expiration periods of up to 10 years, currently expiring no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,241,000 and $1,296,000 as of June 30, 2019 and December 31, 2018, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2022, though some are renewable at the option of the FHLBank. As of June 30, 2019 and December 31, 2018, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three and six months ended June 30, 2019 and 2018.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $768,000 and $549,000 as of June 30, 2019 and December 31, 2018, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

06/30/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$36,450	16.8%	$356,709	25.8%	$393,159	24.6%
MidFirst Bank	OK	500	0.2	362,897	26.2	363,397	22.7
TOTAL		$36,950	17.0%	$719,606	52.0%	$756,556	47.3%

Table 15.2

12/31/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$24,006	9.6%	$274,000	21.4%	$298,006	19.5%
MidFirst Bank	OK	500	0.2	294,700	23.0	295,200	19.3
TOTAL		$24,506	9.8%	$568,700	44.4%	$593,206	38.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2019 and December 31, 2018 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	06/30/2019		12/31/2018		06/30/2019		12/31/2018
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$7,800,000	25.1%	$6,100,000	21.2%	$33,060	5.6%	$29,288	6.2%
MidFirst Bank	8,075,000	26.0	6,560,000	22.8	576	0.1	331	0.1
TOTAL	$15,875,000	51.1%	$12,660,000	44.0%	$33,636	5.7%	$29,619	6.3%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2019 and 2018.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of June 30, 2019 and December 31, 2018 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	06/30/2019		12/31/2018
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$167,917	0.5%	$157,012	0.5%

Deposits	$10,061	1.7%	$9,679	2.1%

Class A Common Stock	$4,418	2.0%	$4,179	1.7%
Class B Common Stock	5,232	0.4	4,924	0.4
TOTAL CAPITAL STOCK	$9,650	0.6%	$9,103	0.6%

Table 15.5 presents mortgage loans acquired during the three and six months ended June 30, 2019 and 2018 for members that had an officer or director serving on the FHLBank’s board of directors in 2019 or 2018 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	Three Months Ended				Six Months Ended
	06/30/2019		06/30/2018		06/30/2019		06/30/2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$43,809	5.6%	$34,605	6.0%	$66,889	5.3%	$55,371	5.8%

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of the FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with the FHLBank, including advances, standby letters of credit, and Acquired Member Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in our Capital Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of the FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are UPBs outstanding). At our discretion, we may repurchase excess stock resulting from a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2019	03/31/2019	12/31/2018	09/30/2018	06/30/2018
Statement of Condition (as of period end):
Total assets	$60,078,297	$57,427,696	$47,715,256	$51,297,350	$51,753,369
Investments[1]	19,442,680	18,522,066	10,305,382	14,440,009	14,968,579
Advances	31,099,119	29,862,995	28,730,113	28,471,709	28,705,448
Mortgage loans, net[2]	9,192,097	8,701,250	8,410,462	8,114,220	7,807,487
Total liabilities	57,497,604	54,948,846	45,261,004	48,907,457	49,356,700
Deposits	589,543	544,500	473,820	446,282	453,652
Consolidated obligation discount notes, net[3]	27,163,395	26,785,113	20,608,332	22,417,330	21,748,221
Consolidated obligation bonds, net[3]	29,516,980	27,400,165	23,966,394	25,836,920	26,969,184
Total consolidated obligations, net[3]	56,680,375	54,185,278	44,574,726	48,254,250	48,717,405
Mandatorily redeemable capital stock	2,750	3,548	3,597	4,536	4,578
Total capital	2,580,693	2,478,850	2,454,252	2,389,893	2,396,669
Capital stock	1,598,504	1,508,396	1,524,537	1,463,923	1,496,279
Total retained earnings	950,276	942,840	914,022	894,016	875,790
AOCI	31,913	27,614	15,693	31,954	24,600
Statement of Income (for the quarterly period ended):
Net interest income	49,230	63,015	68,175	67,659	68,884
Provision (reversal) for credit losses on mortgage loans	38	78	372	(391)	16
Other income (loss)	4,368	12,674	(1,822)	(1,500)	(2,538)
Other expenses	18,313	16,990	17,722	20,428	15,493
Income before assessments	35,247	58,621	48,259	46,122	50,837
Affordable Housing Program (AHP) assessments	3,529	5,866	4,831	4,618	5,089
Net income	31,718	52,755	43,428	41,504	45,748
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	68	71	63	69	197
Dividends paid in stock[4]	24,214	23,866	23,359	23,209	24,002
Weighted average dividend rate[5]	6.56%	6.56%	6.24%	6.32%	5.99%
Dividend payout ratio[6]	76.55%	45.37%	53.93%	56.09%	52.89%
Return on average equity	5.13%	8.77%	7.07%	6.89%	7.25%
Return on average assets	0.22%	0.40%	0.33%	0.32%	0.33%
Average equity to average assets	4.37%	4.54%	4.69%	4.67%	4.53%
Net interest margin[7]	0.35%	0.48%	0.52%	0.53%	0.50%
Total capital ratio[8]	4.30%	4.32%	5.14%	4.66%	4.63%
Regulatory capital ratio[9]	4.25%	4.27%	5.12%	4.61%	4.59%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $858,000, $824,000, $812,000, $656,000 and $1,029,000 as of June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $40,000, $43,000, $54,000, $58,000 and $56,000 for the quarters ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

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

Net income decreased $14.0 million, or 30.7 percent, to $31.7 million for the three months ended June 30, 2019 compared to $45.7 million for the three months ended June 30, 2018. Net income decreased $0.9 million, or 1.0 percent, for the six months ended June 30, 2019 to $84.5 million compared to $85.3 million for the six months ended June 30, 2018. The decline in net income for both periods was driven by mark-to-market losses on investment fair value hedges and an increase in the average cost of debt caused by an increase in short-term interest rates from June 30, 2018 to June 30, 2019, and the replacement of maturing debt at higher current market rates, combined with higher balances of lower yielding investments. Further, the decline in net income for the six months ended June 30, 2019 was a result of a decline in the average balance of interest-earning assets, primarily advances, in addition to the aforementioned factors. Declines in market interest rates since December 31, 2018 resulted in unrealized fair value losses recorded for the majority of economic derivatives, but those losses were offset by positive fair value fluctuations on trading securities, resulting in unrealized net gains recorded in other income for both the three- and six-month periods.

Net interest income after provision for credit losses for the three months ended June 30, 2019 was $49.2 million compared to $68.9 million for the same period in the prior year. For the six months ended June 30, 2019, net interest income after provision for credit losses was $112.1 million compared to $135.3 million for the same period in the prior year. The majority of the decline in both the three- and six-month periods resulted from the impact of the adoption of a new hedge accounting standard on January 1, 2019 that requires gains and losses on designated fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense for the FHLBank. The guidance was adopted prospectively, so the gains and losses on fair value hedges in the prior year are presented in other income, which creates a lack of comparability between periods. Net fair value losses on designated fair value hedges recorded in net interest income for the three months ended June 30, 2019 were $14.8 million, which resulted in a decrease in net interest margin of eleven basis points. Net fair value losses on designated fair value hedges recorded in net interest income for the six months ended June 30, 2019 were $18.9 million, which resulted in a decrease in net interest margin of seven basis points. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The decrease in net interest income unrelated to fair value fluctuations was caused by an increase in the average cost of debt for the three and six months ended June 30, 2019 due to an increase in average interest rates, especially short-term interest rates, between periods, thereby decreasing net interest income. However, interest rates decreased during the second quarter of 2019, which allowed us to replace some unswapped callable consolidated obligation bonds at a lower cost, which partially offset some of the increase in the average cost of debt. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions (i.e., broker fees) on the debt when it is called because concession costs are amortized to contractual maturity. However, this increase is eventually offset by the lower rate on the new debt.

Total assets increased $12.4 billion, or 25.9 percent, from December 31, 2018 to June 30, 2019 as a result of increases in short- and long-term investments and advances, with a smaller increase in mortgage loans. Mortgage loans increased 9.3 percent from December 31, 2018 to an all-time high of $9.2 billion at June 30, 2019. The majority of the increase and change in composition of investments was in response to changes to regulatory liquidity requirements effective March 31, 2019, including the purchase of $3.0 billion in U.S. Treasury obligations since the third quarter of 2018. The $5.0 billion increase in overnight investments was intended to supplement earnings and offset upcoming maturities while market conditions were favorable.

Total liabilities increased $12.2 billion, or 27.0 percent, from December 31, 2018 to June 30, 2019. This increase was primarily due to a $5.6 billion increase in consolidated obligation bonds and a $6.6 billion increase in consolidated obligation discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, or other indices. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term and overnight discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The decrease in net income for the current quarter resulted in a decrease in return on average equity (ROE), from 7.25 percent for the three months ended June 30, 2018 to 5.13 percent for the three months ended June 30, 2019. The decrease in average capital for the current six-month period resulted in an increase in ROE, from 6.67 percent for the six months ended June 30, 2018 compared to 6.93 percent for the six months ended June 30, 2019. Dividends paid to members totaled $48.2 million for the six months ended June 30, 2019 compared to $50.0 million for the same period in the prior year. The weighted average dividend rate for the three months ended June 30, 2019 was 6.56 percent, which represented a dividend payout ratio of 76.6 percent, compared to a weighted average dividend rate of 5.99 percent and a payout ratio of 52.9 percent for the same period in 2018. The weighted average dividend rate for the six months ended June 30, 2019 was 6.56 which represented a dividend payout ratio of 57.1 percent, compared to a weighted average dividend rate of 6.00 percent and a payout ratio of 58.5 percent for the same period in 2018. The increase in the weighted average dividend rates was due to increases in the dividend rate on our Class A Common Stock and Class B Common Stock between periods and differences in the mix of outstanding Class A Common Stock and Class B Common Stock. The Class A Common Stock dividend rate increased from 1.50 percent to 2.50 percent and the Class B Common Stock dividend rate increased from 6.75 percent to 7.50 percent between June 30, 2018 and June 30, 2019. Factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission asset guidance. We intend to manage our balance sheet with an emphasis towards maintaining a core mission assets ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances (core mission assets ratio) was 74 percent for the six months ended June 30, 2019. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the core mission assets ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Market Instrument	Three-month	Three-month	Six-month	Six-month	06/30/2019	12/31/2018	06/30/2018
	Average	Average	Average	Average	Ending Rate	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1,2]	2.43%	N/A	2.43%	N/A	2.50%	3.00%	2.12%
Federal funds effective rate[1]	2.40	1.74%	2.40	1.60%	2.40	2.40	1.91%
Federal Reserve interest rate on excess reserves[1]	2.37	1.79	2.38	1.66	2.35	2.40	1.95
3-month U.S. Treasury bill[1]	2.34	1.86	2.38	1.72	2.10	2.36	1.92
3-month LIBOR[1]	2.51	2.34	2.60	2.13	2.32	2.81	2.34
2-year U.S. Treasury note[1]	2.13	2.47	2.31	2.32	1.74	2.51	2.53
5-year U.S. Treasury note[1]	2.12	2.76	2.29	2.65	1.76	2.53	2.73
10-year U.S. Treasury note[1]	2.34	2.92	2.49	2.84	2.01	2.70	2.84
30-year residential mortgage note rate[1,3]	4.29	4.78	4.47	4.66	4.07	4.84	4.84

[1]	Source is Bloomberg.

[2]	SOFR was first published on April 3, 2018.

[3]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the first half of 2019, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates has remained relatively stable, although the yield curve has inverted, which makes shorter-term debt more expensive relative to longer-term structures. During the July 2019 meeting, the Federal Open Market Committee (FOMC) lowered the target Federal funds rate 25 basis points, the first decrease since the FOMC began raising the rate in 2016, citing global economic uncertainty and persistently low inflationary pressures. The possibility of additional reductions in the Federal funds rate in 2019 is contingent upon labor market conditions, inflation indicators and expectations, and financial and international developments. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the Chief Executive of the Financial Conduct Authority (FCA), which has regulated LIBOR since April 2013, announced the FCA’s intention to cease sustaining LIBOR after 2021. Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the possibility of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. We continue to evaluate the fallback language of derivative and investment contracts indexed to LIBOR in order to assess exposure. Derivative and investment exposure will also be impacted by the actions of industry groups and standard setters, which are still under deliberation.

Table 3 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of June 30, 2019 (dollar amounts in thousands):

Table 3

06/30/2019
Index	Amount	Percent
LIBOR	$7,640,000	53.2%
SOFR	4,159,000	29.0
U.S. Treasury	2,550,000	17.8
TOTAL	$14,349,000	100.0%

Table 4 presents the par value of consolidated obligation bonds indexed to LIBOR outstanding by year of maturity and by year of maturity or by the next call date for callable bonds as of June 30, 2019 (in thousands):

Table 4

06/30/2019
Year	Maturity Date	Maturity or Next Call Date
2019	$2,750,000	$3,300,000
2020	3,590,000	3,590,000
2021	790,000	750,000
Thereafter	510,000	—
TOTAL	$7,640,000	$7,640,000

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2019.

Results of Operations
Earnings Analysis: Table 5 presents changes in the major components of our net income (dollar amounts in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2019 vs. 06/30/2018		06/30/2019 vs. 06/30/2018
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$65,844	21.0%	$163,365	27.7%
Total interest expense	85,498	34.9	186,483	41.1
Net interest income	(19,654)	(28.5)	(23,118)	(17.1)
Provision (reversal) for credit losses on mortgage loans	22	137.5	70	152.2
Net interest income after mortgage loan loss provision	(19,676)	(28.6)	(23,188)	(17.1)
Net gains (losses) on trading securities	53,874	447.8	109,579	281.1
Net gains (losses) on derivatives and hedging activities	(46,997)	(672.7)	(82,182)	(347.8)
Other non-interest income	29	1.2	(830)	(14.2)
Total other income (loss)	6,906	272.1	26,567	278.9
Operating expenses	2,136	17.1	3,134	12.5
Other non-interest expenses	684	22.6	1,211	20.3
Total other expenses	2,820	18.2	4,345	14.0
AHP assessments	(1,560)	(30.7)	(100)	(1.1)
NET INCOME	$(14,030)	(30.7)%	$(866)	(1.0)%

Table 6 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 6

	Three Months Ended				Six Months Ended
	06/30/2019		06/30/2018		06/30/2019		06/30/2018
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$114,442	30.2%	$90,597	28.9%	$226,479	30.1%	$165,628	28.1%
Advances	189,562	49.9	160,990	51.3	377,171	50.1	301,808	51.2
Mortgage loans held for portfolio	75,185	19.8	61,750	19.7	148,469	19.7	121,285	20.6
Other	367	0.1	375	0.1	751	0.1	784	0.1
TOTAL INTEREST INCOME	$379,556	100.0%	$313,712	100.0%	$752,870	100.0%	$589,505	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended June 30, 2019 was $31.7 million compared to $45.7 million for the three months ended June 30, 2018. Net income for the six months ended June 30, 2019 was $84.5 million compared to $85.3 million for the six months ended June 30, 2018. The decline in both periods was driven by a decline in net interest income resulting from mark-to-market losses on investment fair value hedges and an increase in the average cost of debt caused by an increase in short-term interest rates and the replacement of maturing debt at higher market rates, combined with higher balances of lower yielding investments. For the six months ended June 30, 2019, the decline in net income was also a result of a decline in the average balance of interest-earning assets, primarily advances, in addition to the aforementioned factors. The decreases in net interest income were partially offset by net unrealized fair value gains on economic derivatives and trading securities. Declines in market interest rates since December 31, 2018 resulted in unrealized fair value losses recorded for the majority of economic derivatives, but those losses were offset by positive fair value fluctuations on trading securities, resulting in unrealized net gains recorded in other income for both the three- and six-month periods (for further discussion see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gains (Losses) on Derivatives and Hedging Activities").

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income decreased $19.7 million for the three months ended June 30, 2019 and decreased $23.1 million for the six months ended June 30, 2019 compared to the prior year periods. The majority of the decline in both the three- and six-month periods resulted from the impact of the adoption of a new hedge accounting standard on January 1, 2019 that requires gains and losses on designated fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense for the FHLBank. The guidance was adopted prospectively, so the gains and losses on fair value hedges in the prior year are presented in other income, which creates a lack of comparability between periods. Net fair value losses on designated fair value hedges recorded in net interest income for the three months ended June 30, 2019 were $14.8 million, which decreased net interest margin by eleven basis points. Net fair value losses on designated fair value hedges recorded in net interest income for the six months ended June 30, 2019 were $18.9 million, which decreased net interest margin by seven basis points.

The decrease in net interest income unrelated to fair value fluctuations was caused by an increase in the average cost of debt for the three and six months ended June 30, 2019 due to an increase in average interest rates, especially short-term interest rates, between periods, thereby decreasing net interest income. A relatively small portion of long-term assets are funded with short-term debt, so the funding benefit created by the term mismatch is reduced as short-term interest rates rise. However, interest rates on longer tenors decreased during the second quarter of 2019, which allowed us to call and replace some unswapped callable consolidated obligation bonds at a lower cost, which will ultimately offset some of the increase in the average cost of debt. Replacing callable debt generally increases interest costs in the short term due to the acceleration of the unamortized concessions (i.e., broker fees) on the debt when it is called because concession costs are amortized to contractual maturity. However, this increase is eventually offset by the lower rate on the new debt.

Net interest margin decreased from 50 basis points for the three months ended June 30, 2018 to 35 basis points for the three months ended June 30, 2019, and decreased from 48 basis points for the six months ended June 30, 2018 to 41 basis points for the six months ended June 30, 2019. The decline in net interest margin unrelated to fair value fluctuations for both periods was primarily due to an increase in the cost of consolidated obligations, which increased 61 basis points and 76 basis points for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. For the six months ended June 30, 2019, the decline in net interest margin was also a result of a $1.4 billion decline in the average balance of interest-earning assets, including a $4.6 billion decline in the average balance of advances. Net interest spread decreased for the three and six months ended June 30, 2019 compared to the prior year periods primarily due also to the increase in the cost of debt and the resulting margin compression, which is discussed in greater detail below (see Tables 11 and 13).

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities increased 18 basis points, from 2.20 percent for the three months ended June 30, 2018 to 2.38 percent for the three months ended June 30, 2019. The average yield on investments increased 45 basis points, from 2.06 percent for the six months ended June 30, 2018 to 2.51 percent for the six months ended June 30, 2019. The increase in yields for both periods was primarily a result of the increase in short-term interest rates and higher average balances of money market investments and growth in higher-yielding fixed rate multi-family GSE MBS, along with the upward repricing of indices associated with variable rate instruments. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements while maintaining targeted leverage. For both periods, this increase in yield was partially offset by purchases of U.S. Treasury obligations with average yields lower than the existing portfolio in response to changes to regulatory liquidity requirements.

The average yield on advances increased 63 basis points, from 2.07 percent for the three months ended June 30, 2018 to 2.70 percent for the three months ended June 30, 2019. The average yield on advances increased 85 basis points, from 1.87 percent for the six months ended June 30, 2018 to 2.72 percent for the six months ended June 30, 2019. The increase in the average yield on advances during both the three and six months ended June 30, 2019 was due to continued increases in our cost of funds primarily due to FOMC policy changes and the corresponding increases in average short term rates, which adjusted variable rate advances and advance originations upward and positively impacted the net interest settlements on swapped advances. The average balance of advances decreased $3.1 billion, or 10.1 percent from the three months ended June 30, 2018 compared to the same period in 2019. The average balance of advances decreased $4.6 billion, or 14.2 percent, from the six months ended June 30, 2018 to the same period of 2019. The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the rate on excess reserves.

The average yield on mortgage loans increased 12 basis points, from 3.25 percent for the three months ended June 30, 2018 to 3.37 percent for the three months ended June 30, 2019. The average yield on mortgage loans increased 16 basis points, from 3.26 percent for the six months ended June 30, 2018 to 3.42 percent for the six months ended June 30, 2019. The increase in yield for the three- and six-month periods was a result of increased production at rates higher than the existing portfolio, partially offset by increases in premium amortization for both periods. Premium amortization is generally tied to prepayment rates (amortization accelerates as prepayments increase) and prepayments have increased with the decline in mortgage rates since June 30, 2018. Premium amortization is expected to remain at or near current levels or increase, as mortgage interest rates are expected to remain at current levels or decline.

The average cost of consolidated obligation bonds increased 55 basis points, from 1.95 percent for the three months ended June 30, 2018 to 2.50 percent for the current three-month period, and the average cost of discount notes increased 68 basis points over the same period, from 1.75 percent for the three months ended June 30, 2018 to 2.43 percent for the three months ended June 30, 2019. The average cost of consolidated obligation bonds increased 67 basis points, from 1.84 percent for the six months ended June 30, 2018 to 2.51 percent for the six months ended June 30, 2019. The average cost of discount notes increased 86 basis points, from 1.57 percent for the six months ended June 30, 2018 to 2.43 percent for the six months ended June 30, 2019. The increase in the average cost of consolidated obligation bonds and discount notes was a result of the increase in interest rates between periods, most notably short-term rates, and the cost of replacing maturing debt at higher market rates. The decline in interest rates during the second quarter of 2019 allowed us to call some unswapped callable consolidated obligation bonds and replace at a lower cost, which will ultimately offset some of the increase in the average cost of debt. For further discussion of how we use discount notes and bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. For 2019, net interest income includes unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as a result of new hedge accounting guidance adopted January 1, 2019. Further, in both 2018 and 2019, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 15 through 18 under this Item 2), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 7 through 10 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 7

	Three Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(874)	$(13,609)	$—	$—	$(357)	$(14,840)
Net amortization/accretion of hedging activities	(183)	—	(658)	—	—	(841)
Net interest received (paid)	6,383	2,048	—	8	(3,112)	5,327
TOTAL	$5,326	$(11,561)	$(658)	$8	$(3,469)	$(10,354)

Table 8

	Three Months Ended 06/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Net amortization/accretion of hedging activities	$(1,105)	$—	$(120)	$—	$(1,225)
Net interest received (paid)	2,503	(182)	—	(1,343)	978
TOTAL	$1,398	$(182)	$(120)	$(1,343)	$(247)

Table 9

	Six Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,040)	$(17,283)	$—	$—	$(576)	$(18,899)
Net amortization/accretion of hedging activities	(990)	—	(1,118)	—	—	(2,108)
Net interest received (paid)	13,786	3,643	—	10	(6,737)	10,702
TOTAL	$11,756	$(13,640)	$(1,118)	$10	$(7,313)	$(10,305)

Table 10

	Six Months Ended 06/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Net amortization/accretion of hedging activities	$(2,261)	$—	$(129)	$—	$(2,390)
Net interest received (paid)	38	(1,262)	—	(420)	(1,644)
TOTAL	$(2,223)	$(1,262)	$(129)	$(420)	$(4,034)

Table 11 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	Three Months Ended
	06/30/2019			06/30/2018
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$810,639	$5,048	2.50%	$726,928	$3,235	1.78%
Securities purchased under agreements to resell	4,676,419	29,568	2.54	3,130,985	14,562	1.87
Federal funds sold	1,578,022	9,555	2.43	2,516,604	11,054	1.76
Investment securities[1,2]	12,188,680	70,271	2.31	10,140,018	61,746	2.44
Advances[2,3]	28,117,525	189,562	2.70	31,261,415	160,990	2.07
Mortgage loans[2,4,5]	8,956,011	75,185	3.37	7,629,204	61,750	3.25
Other interest-earning assets	47,827	367	3.08	42,737	375	3.52
Total earning assets	56,375,123	379,556	2.70	55,447,891	313,712	2.27
Other non-interest-earning assets	290,850			370,378
Total assets	$56,665,973			$55,818,269

Interest-bearing liabilities:
Deposits	$476,764	2,473	2.08	$591,802	2,210	1.50
Consolidated obligations[2]:
Discount Notes	24,937,939	150,802	2.43	25,389,740	110,994	1.75
Bonds	28,305,382	176,714	2.50	26,964,353	131,342	1.95
Other borrowings	48,051	337	2.82	38,731	282	2.94
Total interest-bearing liabilities	53,768,136	330,326	2.46	52,984,626	244,828	1.85
Capital and other non-interest-bearing funds	2,897,837			2,833,643
Total funding	$56,665,973			$55,818,269

Net interest income and net interest spread[6]		$49,230	0.24%		$68,884	0.42%

Net interest margin[7]			0.35%			0.50%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.7 million and $1.5 million for the three months ended June 30, 2019 and 2018, respectively.

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

Table 12

	Three Months Ended
	06/30/2019 vs. 06/30/2018
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$406	$1,407	$1,813
Securities purchased under agreements to resell	8,683	6,323	15,006
Federal funds sold	(4,897)	3,398	(1,499)
Investment securities	11,949	(3,424)	8,525
Advances	(17,419)	45,991	28,572
Mortgage loans	11,068	2,367	13,435
Other assets	42	(50)	(8)
Total interest-earning assets	9,832	56,012	65,844
Interest Expense[3]:
Deposits	(485)	748	263
Consolidated obligations:
Discount notes	(2,009)	41,817	39,808
Bonds	6,808	38,564	45,372
Other borrowings	67	(12)	55
Total interest-bearing liabilities	4,381	81,117	85,498
Change in net interest income	$5,451	$(25,105)	$(19,654)

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

Table 13 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 13

	Six Months Ended
	06/30/2019			06/30/2018
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$823,313	$10,218	2.50%	$667,556	$5,471	1.65%
Securities purchased under agreements to resell	4,550,421	57,498	2.55	3,055,107	25,992	1.72
Federal funds sold	1,648,613	19,879	2.43	2,718,370	21,643	1.61
Investment securities[1,2]	11,195,059	138,884	2.50	9,810,633	112,522	2.31
Advances[2,3]	27,913,432	377,171	2.72	32,517,813	301,808	1.87
Mortgage loans[2,4,5]	8,748,045	148,469	3.42	7,499,267	121,285	3.26
Other interest-earning assets	48,525	751	3.12	45,794	784	3.45
Total earning assets	54,927,408	752,870	2.76	56,314,540	589,505	2.11
Other non-interest-earning assets	293,893			333,529
Total assets	$55,221,301			$56,648,069

Interest-bearing liabilities:
Deposits	$494,896	5,161	2.10	$567,731	3,824	1.36
Consolidated obligations[2]:
Discount Notes	24,906,207	299,793	2.43	26,417,192	205,972	1.57
Bonds	26,937,995	334,871	2.51	26,750,872	243,774	1.84
Other borrowings	58,680	800	2.75	39,281	572	2.94
Total interest-bearing liabilities	52,397,778	640,625	2.46	53,775,076	454,142	1.70
Capital and other non-interest-bearing funds	2,823,523			2,872,993
Total funding	$55,221,301			$56,648,069

Net interest income and net interest spread[6]		$112,245	0.30%		$135,363	0.41%

Net interest margin[7]			0.41%			0.48%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $3.3 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 14 summarizes changes in interest income and interest expense (in thousands):

Table 14

	Six Months Ended
	06/30/2019 vs. 06/30/2018
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$1,481	$3,266	$4,747
Securities purchased under agreements to resell	15,822	15,684	31,506
Federal funds sold	(10,416)	8,652	(1,764)
Investment securities	16,699	9,663	26,362
Advances	(47,352)	122,715	75,363
Mortgage loans	20,966	6,218	27,184
Other assets	45	(78)	(33)
Total earning assets	(2,755)	166,120	163,365
Interest Expense[3]:
Deposits	(542)	1,879	1,337
Consolidated obligations:
Discount notes	(12,391)	106,212	93,821
Bonds	1,717	89,380	91,097
Other borrowings	267	(39)	228
Total interest-bearing liabilities	(10,949)	197,432	186,483
Change in net interest income	$8,194	$(31,312)	$(23,118)

[1]
Changes in interest income and interest expense not identifiable as either volume-related or rate-related have been allocated to volume and rate based upon the proportion of the absolute value of the volume and rate changes.

[2]
Amounts used to calculate volume and rate changes are based on numbers in dollars. Accordingly, recalculations using the amounts in thousands as disclosed in this quarterly report may not produce the same results.

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

As reflected in Tables 15 through 18, the majority of the derivative net unrealized gains and losses are related to changes in the fair values of economic hedges, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. For periods prior to January 1, 2019, ineffectiveness on fair value hedges contributed to unrealized gains and losses on derivatives, but to a lesser degree. Beginning January 1, 2019, fair value fluctuations on fair value hedges are recorded in the financial statement line item related to the hedged item (i.e., interest income or expense) in accordance with the prospective adoption of new hedge accounting guidance. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be primarily a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rate swaps that are economic hedges of fixed rate GSE MBS held in trading), the OIS curve and U.S. Treasury rates, and the SOFR swap curve and U.S. Treasury rates (interest rate swaps that are economic hedges of fixed rate U.S. Treasury obligations held in trading). Tables 15 through 18 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 15

	Three Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(960)	$(46,792)	$—	$85	$6,071	$(41,596)
Mortgage delivery commitments	—	—	1,836	—	—	1,836
Economic hedges – net interest received (paid)	(2)	490	—	(5)	(734)	(251)
Net gains (losses) on derivatives and hedging activities	(962)	(46,302)	1,836	80	5,337	(40,011)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	41,967	—	—	—	41,967
TOTAL	$(962)	$(4,335)	$1,836	$80	$5,337	$1,956

Table 16

	Three Months Ended 06/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Net gains (losses) on derivatives and hedging activities:
Fair value hedges - unrealized gains (losses) due to fair value changes	$796	$168	$—	$(822)	$—	$142
Economic hedges – unrealized gains (losses) due to fair value changes	—	11,524	—	(2,402)	—	9,122
Mortgage delivery commitments	—	—	(249)	—	—	(249)
Economic hedges – net interest received (paid)	—	(1,091)	—	(619)	—	(1,710)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(319)	(319)
Net gains (losses) on derivatives and hedging activities	796	10,601	(249)	(3,843)	(319)	6,986
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(12,145)	—	—	—	(12,145)
TOTAL	$796	$(1,544)	$(249)	$(3,843)	$(319)	$(5,159)

Table 17

	Six Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,480)	$(73,517)	$—	$85	$13,505	$(61,407)
Mortgage delivery commitments	—	—	3,471	—	—	3,471
Commitment to issue discount notes	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(4)	1,015	—	(5)	(1,553)	(547)
Net gains (losses) on derivatives and hedging activities	(1,484)	(72,502)	3,471	10	11,952	(58,553)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	70,986	—	—	—	70,986
TOTAL	$(1,484)	$(1,516)	$3,471	$10	$11,952	$12,433

Table 18

	Six Months Ended 06/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Net gains (losses) on derivatives and hedging activities:
Fair value hedges - unrealized gains (losses) due to fair value changes	$(2,004)	$546	$—	$(374)	$—	$(1,832)
Economic hedges – unrealized gains (losses) due to fair value changes	—	43,462	—	(12,567)	—	30,895
Mortgage delivery commitments	—	—	(1,532)	—	—	(1,532)
Economic hedges – net interest received (paid)	—	(3,349)	—	(51)	—	(3,400)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(502)	(502)
Net gains (losses) on derivatives and hedging activities	(2,004)	40,659	(1,532)	(12,992)	(502)	23,629
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(38,540)	—	—	—	(38,540)
TOTAL	$(2,004)	$2,119	$(1,532)	$(12,992)	$(502)	$(14,911)

For the three and six months ended June 30, 2019, net gains and losses on derivatives and hedging activities resulted in a decrease in net income of $47.0 million and $82.2 million, respectively, compared to the prior year periods primarily as a result of changes in the LIBOR swap curve between periods, and, to a lesser extent, changes in other swap indices. The majority of the declines in fair value for both periods were related to the economic interest rate swaps hedging the multi-family GSE MBS, GSE debentures, and U.S. Treasury obligations. The overall increase in the level of swap index rates from June 30, 2018 to June 30, 2019 had a positive impact on the net interest settlements of interest rate swaps, which increased net income by $1.5 million and $2.9 million for the three and six months ended June 30, 2019, respectively, compared to the prior year periods.

The net unrealized losses on the economic interest rate swaps hedging the multi-family GSE MBS, U.S. Treasury obligations, and GSE debentures were mostly offset by the net unrealized gains attributable to the swapped securities, which are recorded in net gains (losses) on trading securities. The unrealized gains on trading securities were generally driven by the decreases in interest rates between periods and are discussed in greater detail below. Tables 19 and 20 present the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 19

	Three Months Ended
	06/30/2019			06/30/2018
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$(13,852)	$12,777	$(1,075)	$—	$—	$—
GSE debentures	(9,898)	8,695	(1,203)	3,461	(3,116)	345
GSE MBS	(23,382)	20,495	(2,887)	8,016	(9,029)	(1,013)
TOTAL	$(47,132)	$41,967	$(5,165)	$11,477	$(12,145)	$(668)

Table 20

	Six Months Ended
	06/30/2019			06/30/2018
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(20,626)	$19,525	$(1,101)	$—	$—	$—
GSE debentures	(15,556)	15,196	(360)	13,324	(11,580)	1,744
GSE MBS	(37,074)	36,265	(809)	29,576	(26,960)	2,616
TOTAL	$(73,256)	$70,986	$(2,270)	$42,900	$(38,540)	$4,360

For additional detail regarding gains and losses on trading securities, see Table 21 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 46 and 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 15 through 18. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 21 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 21

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Trading securities not hedged:
GSE debentures	$(143)	$(332)	$(437)	$(757)
U.S. obligation MBS and GSE MBS	(18)	47	(74)	35
Short-term securities	37	399	123	281
Total trading securities not hedged	(124)	114	(388)	(441)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	12,777	—	19,525	—
GSE debentures	8,695	(3,116)	15,196	(11,580)
GSE MBS	20,495	(9,029)	36,265	(26,960)
Total trading securities hedged on an economic basis with derivatives	41,967	(12,145)	70,986	(38,540)
TOTAL	$41,843	$(12,031)	$70,598	$(38,981)

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, variable and fixed rate GSE debentures, fixed rate multi-family GSE MBS, with smaller percentages of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 19 and 20 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. We experienced unrealized gains of $20.5 million and $36.3 million on our fixed rate multi-family GSE MBS investments for the three and six months ended June 30, 2019, respectively, compared to unrealized losses of $9.0 million and $27.0 million for the three and six months ended June 30, 2018, respectively, due to a decrease in mortgage-related interest rates between periods. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures and U.S. Treasury obligations for the three months and six months ended June 30, 2019. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

See Tables 46 and 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased to $18.3 million and $35.3 million for the three and six months ended June 30, 2019, compared to $15.5 million and $31.0 million for the three and six months ended June 30, 2018, respectively. The largest component of operating expenses, compensation and benefits, increased by $1.6 million, or 19.5 percent, and $2.5 million, or 15.3 percent, for the three and six months ended June 30, 2019, respectively, compared to the prior year periods. The increase in compensation and benefits expense between periods is largely a result of higher incentive accruals based on goal attainment as of June 30, 2019 and an increase in the cost of health insurance.

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

Our business model is primarily one of holding assets and liabilities to maturity. However, we utilize some assets and liabilities for liquidity purposes, which may involve periodic instrument sales. As such, we believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility or transactions that are considered unpredictable or not routine. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this quarterly report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

Table 22 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 22

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Net income, as reported under GAAP	$31,718	$45,748	$84,473	$85,339
AHP assessments	3,529	5,089	9,395	9,495
Income before AHP assessments	35,247	50,837	93,868	94,834
Derivative (gains) losses[1]	54,600	(8,696)	76,905	(27,029)
Trading (gains) losses	(41,843)	12,031	(70,598)	38,981
Prepayment fees on terminated advances	(75)	(70)	(144)	(101)
Net (gains) losses on sale of held-to-maturity securities	46	(28)	46	(62)
Total excluded items	12,728	3,237	6,209	11,789
Adjusted income (a non-GAAP measure)	$47,975	$54,074	$100,077	$106,623

[1]	Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements (see next table) on economic hedges.

Adjusted income decreased $6.1 million for the three months ended June 30, 2019 compared to the same period in the prior year. The decrease was primarily due to a $3.4 million decrease in adjusted net interest income (see Table 23) and a $2.8 million increase in other expenses. Adjusted income decreased $6.5 million for the six months ended June 30, 2019 compared to the same period in the prior year as a result of a $4.3 million increase in other expenses, a $1.4 million decrease in adjusted net interest income, and a $0.8 million decline in other income. For both the three- and six-month periods, the decline in adjusted net interest income was a result of an increase in the average cost of debt largely due to increases in average market rates between periods but also as a result of accelerated amortization of concessions on called bonds as discussed previously. The increase in other expenses for both the three- and six-month periods was primarily due to an increase in compensation and benefits.

Table 23 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 23

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Net interest income, as reported under GAAP	$49,230	$68,884	$112,245	$135,363
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income[1]	14,840	—	18,899	—
Net interest settlements on economic hedges	(251)	(1,710)	(547)	(3,400)
Prepayment fees on terminated advances	(75)	(70)	(144)	(101)
Adjusted net interest income (a non-GAAP measure)	$63,744	$67,104	$130,453	$131,862

Net interest margin, as calculated under GAAP for the period	0.35%	0.50%	0.41%	0.48%
Adjusted net interest margin (a non-GAAP measure)	0.45%	0.49%	0.48%	0.47%
_________

[1]
Beginning January 1, 2019, fair value gains and losses on fair value hedges are required to be presented in the income statement line item related to the hedged item, which impacts net interest income prospectively.

Management uses adjusted income to evaluate the quality of our earnings. FHLBank management believes that the presentation of adjusted income as measured for management purposes enhances the understanding of our performance by highlighting its underlying results and profitability. Management uses adjusted net interest income to evaluate the earnings impact of economic hedges. Under GAAP, the net interest amount that converts economically swapped fixed rate investments or liabilities to a variable rate is recorded as part of net gains (losses) on derivatives and hedging activities rather than net interest income. Presenting fixed rate investments with the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the increase in LIBOR between periods. Further, beginning January 1, 2019, fair value gains and losses on fair value hedges are required to be presented in the income statement line item related to the hedged item, which impacts net interest income. These fluctuations are excluded from the calculation of adjusted net income and adjusted net interest income.

Table 24 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decreases in adjusted ROE for the three and six months ended June 30, 2019 compared to the same periods in the prior year are a function of the changes in adjusted net income and in the average balances of capital for the periods.

Adjusted ROE spread for the three and six months ended June 30, 2019 and 2018 is calculated as follows (dollar amounts in thousands):

Table 24

	Three Months Ended		Six Months Ended
	06/30/2019	06/30/2018	06/30/2019	06/30/2018
Average GAAP total capital for the period	$2,478,610	$2,530,926	$2,459,414	$2,581,345
ROE, based upon GAAP net income	5.13%	7.25%	6.93%	6.67%
Adjusted ROE, based upon adjusted income	7.76%	8.57%	8.21%	8.33%
Average overnight Federal funds effective rate	2.40%	1.74%	2.40%	1.60%
Adjusted ROE as a spread to average overnight Federal funds effective rate	5.36%	6.83%	5.81%	6.73%

Financial Condition
Overall: Total assets increased $12.4 billion, or 25.9 percent, from December 31, 2018 to June 30, 2019 primarily due to increases in short- and long-term investments and advances, with a smaller increase in mortgage loans. Mortgage loans increased 9.3 percent from December 31, 2018 to an all-time high of $9.2 billion at June 30, 2019. The majority of the increase and change in composition of investments was in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $3.0 billion in U.S. Treasury obligations since the third quarter of 2018. Total capital increased $126.4 million, or 5.2 percent, between periods due to the increase in capital stock from advance utilization, net income in excess of dividends paid, and unrealized gains on available-for-sale securities.

Average interest-earning assets increased $0.9 billion, or 1.7 percent, for the three months ended June 30, 2019 and declined $1.4 billion, or 2.5 percent, for the for the six months ended June 30, 2019. The average balance of advances declined for both periods, but higher average levels of investment securities and continued strong growth in the average balances of mortgage loans kept average interest-earning assets relatively steady. The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the rate on excess reserves. The increase in mortgage loans was attributed in large part to continued production from our top five PFIs and utilization of recent program enhancements that provide PFIs with additional funding opportunities.

Total liabilities increased $12.2 billion, or 27.0 percent, from December 31, 2018 to June 30, 2019. This increase was primarily due to a $5.6 billion increase in consolidated obligation bonds and a $6.6 billion increase in consolidated obligation discount notes. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, or other indices.

Dividends paid to members totaled $48.2 million for the six months ended June 30, 2019 compared to $50.0 million for the same period in the prior year. The weighted average dividend rate for the three months ended June 30, 2019 was 6.56 percent, which represented a dividend payout ratio of 76.6 percent, compared to a weighted average dividend rate of 5.99 percent and a payout ratio of 52.9 percent for the same period in 2018. The weighted average dividend rate for the six months ended June 30, 2019 was 6.56 which represented a dividend payout ratio of 57.1 percent, compared to a weighted average dividend rate of 6.00 percent and a payout ratio of 58.5 percent for the same period in 2018.

Short-term money market investments and investment securities increased notably as a percentage of assets at June 30, 2019 compared to December 31, 2018. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements while maintaining targeted leverage. The increase in investment securities was largely due to purchases of U.S. Treasury obligations in response to regulatory liquidity requirements that became effective March 31, 2019. We continue to fund our short-term advances and overnight investments with term and overnight discount notes, which is reflected in the increased allocation of discount notes as a percentage of total consolidated obligations. The decrease in the percentage of advances and mortgage loans to total assets was a direct result of the increase in short-term investments and investment securities at June 30, 2019 compared to December 31, 2018. Table 25 presents the percentage concentration of the major components of our Statements of Condition:

Table 25

	Component Concentration
	06/30/2019	12/31/2018
Assets:
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.7%	4.1%
Investment securities	20.7	17.5
Advances	51.8	60.2
Mortgage loans, net	15.3	17.6
Other assets	0.5	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.0%	1.0%
Consolidated obligation discount notes, net	45.2	43.2
Consolidated obligation bonds, net	49.1	50.2
Other liabilities	0.3	0.5
Total liabilities	95.6	94.9

Capital:
Capital stock outstanding	2.7	3.2
Retained earnings	1.6	1.9
Accumulated other comprehensive income (loss)	0.1	—
Total capital	4.4	5.1
Total liabilities and capital	100.0%	100.0%

Table 26 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 26

	Increase (Decrease) in Components
	06/30/2019 vs. 12/31/2018
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(3,098)	(20.6)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	5,043,867	255.8
Investment securities	4,093,431	49.1
Advances	2,369,006	8.2
Mortgage loans, net	781,635	9.3
Other assets	78,200	30.8
Total assets	$12,363,041	25.9%

Liabilities:
Deposits	$115,723	24.4%
Consolidated obligation discount notes, net	6,555,063	31.8
Consolidated obligation bonds, net	5,550,586	23.2
Other liabilities	15,228	7.2
Total liabilities	12,236,600	27.0

Capital:
Capital stock outstanding	73,967	4.9
Retained earnings	36,254	4.0
Accumulated other comprehensive income (loss)	16,220	103.4
Total capital	126,441	5.2
Total liabilities and capital	$12,363,041	25.9%

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

Table 27 summarizes advances outstanding by product (dollar amounts in thousands):

Table 27

	06/30/2019		12/31/2018
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$12,505,668	40.3%	$11,989,165	41.7%
Regular adjustable rate advances	760,000	2.5	655,000	2.3
Adjustable rate callable advances	10,450,500	33.7	9,003,675	31.3
Standard housing and community development advances:
Regular adjustable rate advances	1,000	—	—	—
Adjustable rate callable advances	37,212	0.1	39,252	0.1
Total adjustable rate advances	23,754,380	76.6	21,687,092	75.4
Fixed rate:
Standard advance products:
Short-term fixed rate advances	275,800	0.9	370,838	1.3
Regular fixed rate advances	4,507,053	14.5	4,310,003	15.0
Fixed rate callable advances	16,475	0.1	16,785	0.1
Standard housing and community development advances:
Regular fixed rate advances	474,213	1.5	461,431	1.6
Fixed rate callable advances	4,831	—	4,831	—
Total fixed rate advances	5,278,372	17.0	5,163,888	18.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,270,350	4.1	1,150,850	4.0
Amortizing:
Standard advance products:
Fixed rate amortizing advances	361,966	1.2	389,523	1.3
Fixed rate callable amortizing advances	13,229	—	15,028	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	340,633	1.1	359,949	1.2
Fixed rate callable amortizing advances	10,773	—	11,419	—
Total amortizing advances	726,601	2.3	775,919	2.6
TOTAL PAR VALUE	$31,029,703	100.0%	$28,777,749	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2019 and December 31, 2018. The 7.8 percent increase in advance par value from December 31, 2018 to June 30, 2019 (see Table 27) was primarily due to an increase in our adjustable rate callable advances. As of June 30, 2019 and December 31, 2018, 58.0 percent and 63.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. In recent periods, a portion of the growth in average advances resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018, the relationship between the interest on excess reserves and other short-term interest rates changed, resulting in a decline in the average balance of short-term advances as the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (primarily one- or three-month LIBOR and, to a much smaller extent, OIS beginning in late 2018 and SOFR in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 90.8 percent and 89.8 percent of our total advance portfolio as of June 30, 2019 and December 31, 2018, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate.

Table 28 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. Based on no historical loss experience on advances since the inception of the FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 28

	06/30/2019		12/31/2018
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$8,075,000	26.0%	$6,560,000	22.8%
BOKF, N.A.	7,800,000	25.1	6,100,000	21.2
Capitol Federal Savings Bank	2,140,000	6.9	2,175,000	7.6
United of Omaha Life Insurance Co.	925,674	3.0	813,182	2.8
Security Life of Denver Insurance Co.	600,000	1.9
Colorado Federal Savings			625,000	2.2
TOTAL	$19,540,674	62.9%	$16,273,182	56.6%

Table 29 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 29

	Three Months Ended
	06/30/2019		06/30/2018
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$47,357	25.7%	$31,564	19.9%
MidFirst Bank	45,328	24.6	22,504	14.2
Capitol Federal Savings Bank	12,906	7.0	18,303	11.6
United of Omaha Life Insurance Co.	6,114	3.3	3,883	2.5
Security Life of Denver Insurance Co.	3,993	2.2
Ent Federal Credit Union			5,297	3.3
TOTAL	$115,698	62.8%	$81,551	51.5%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

Table 30 presents the accrued interest income associated with the five borrowers providing the highest amount of interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 30

	Six Months Ended
	06/30/2019		06/30/2018
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$93,667	25.7%	$56,151	18.6%
MidFirst Bank	86,154	23.7	46,255	15.3
Capitol Federal Savings Bank	25,561	7.0	36,651	12.2
United of Omaha Life Insurance Co.	12,232	3.4	7,176	2.4
Security Life of Denver Insurance Co.	7,784	2.1
Ent Federal Credit Union			10,543	3.5
TOTAL	$225,398	61.9%	$156,776	52.0%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 6 for information on the amount of interest income on advances as a percentage of total interest income for the three and six months ended June 30, 2019 and 2018.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2019 was $1.3 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 9.3 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2018 to June 30, 2019. Despite the increase, net mortgage loans as a percentage of total assets decreased, from 17.6 percent as of December 31, 2018 to 15.3 percent as of June 30, 2019 because of an increase in the percentage of investments held to meet new regulatory liquidity requirements. Table 6 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and six months ended June 30, 2019 and 2018. Although mortgage loan balances have grown steadily in recent years, the percentage of mortgage loan interest income to total interest income remained flat and declined slightly for the three- and six-month periods ended June 30, 2019, respectively, compared to June 30, 2018. This is due to an increase in the average balance and yield of investment securities and the resulting increase in investment interest income.

Recent growth in mortgage loans held for portfolio is attributed primarily to continued production from our top five PFIs, supported by enhancements to the pricing options available to PFIs. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations (CE obligation) on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of June 30, 2019.

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

Table 31 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 31

	06/30/2019		12/31/2018
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$707,965	7.8%	$570,440	6.9%
FirstBank of Colorado	394,352	4.4	372,533	4.5
Tulsa Teachers Credit Union	313,718	3.5	291,691	3.5
Mutual of Omaha Bank	301,365	3.3
Fidelity Bank	300,997	3.3	253,413	3.1
Ent Federal Credit Union			203,048	2.4
TOTAL	$2,018,397	22.3%	$1,691,125	20.4%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2019 was 750 and 74.9 percent, respectively. See Note 6 of the Notes to Financial Statements under Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses remained relatively unchanged from December 31, 2018 to June 30, 2019. The historical loss rate declined slightly for the period ending June 30, 2019 compared to December 31, 2018 and delinquencies of conventional loans trended higher but remained at low levels relative to the portfolio, at 0.6 percent of total conventional loans at both June 30, 2019 and December 31, 2018. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2018 to June 30, 2019, predominantly due to increases in the average balances of short-term investments and purchases of U.S. Treasury obligations. The majority of the increase and change in composition of long-term investments was in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $3.0 billion in U.S. Treasury obligations since the third quarter of 2018. The $5.0 billion increase in overnight investments was intended to supplement earnings and offset upcoming maturities while market conditions were favorable. The U.S. Treasury obligations satisfy changes to regulatory liquidity requirements and were swapped to OIS or SOFR.

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

Table 32

	06/30/2019	12/31/2018
Interest-bearing deposits	$560,608	$669,653
Federal funds sold	2,460,000	50,000
Certificates of deposit	1,210,123	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,230,731	$719,653

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2018. As of June 30, 2019, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2019, all unsecured investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 36).

Table 33 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2019 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 33

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$840,608	$50,001	$170,035	$1,060,644
Total domestic and U.S. subsidiaries of foreign commercial banks	840,608	50,001	170,035	1,060,644
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,100,000	—	150,021	1,250,021
Norway	380,000	100,006	180,024	660,030
France	—	460,023	100,013	560,036
United Kingdom	400,000	—	—	400,000
Netherlands	300,000	—	—	300,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,020,608	$610,030	$600,093	$4,230,731

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of June 30, 2019, the amortized cost of our MBS portfolio represented 287 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the quarter ended June 30, 2019.

As of June 30, 2019, we held $3.9 billion of par value in MBS in our held-to-maturity portfolio, $2.4 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Liquidity or other asset/liability management strategies may require periodic sale of these securities but they are not actively traded with the intent of realizing gains; most often, they are held until maturity or call date. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized.

See Note 3 of the Notes to Financial Statements under Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 34 (in thousands).

Table 34

	06/30/2019	12/31/2018
Trading securities:
Certificates of deposit	$1,210,123	$—
U.S. Treasury obligations	1,026,843	252,377
GSE debentures	715,254	1,000,495
Mortgage-backed securities:
U.S. obligation MBS	—	467
GSE MBS	892,563	897,774
Total trading securities	3,844,783	2,151,113
Available-for-sale securities:
U.S. Treasury obligations	2,042,390	—
GSE MBS	2,538,825	1,725,640
Total available-for-sale securities	4,581,215	1,725,640
Held-to-maturity securities:
State or local housing agency obligations	85,670	86,430
Mortgage-backed securities:
U.S. obligation MBS	102,536	109,866
GSE MBS	3,812,853	4,260,577
Total held-to-maturity securities	4,001,059	4,456,873
Total securities	12,427,057	8,333,626

Interest-bearing deposits	561,623	670,660

Federal funds sold	2,460,000	50,000

Securities purchased under agreements to resell	3,994,000	1,251,096
TOTAL INVESTMENTS	$19,442,680	$10,305,382

The contractual maturities of our investments are summarized by security type in Table 35 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 35

	06/30/2019
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$1,210,123	$—	$—	$—	$1,210,123
U.S. Treasury obligations	—	1,026,843	—	—	1,026,843
GSE debentures	300,059	162,653	252,542	—	715,254
Mortgage-backed securities:
GSE MBS	—	16,489	824,342	51,732	892,563
Total trading securities	1,510,182	1,205,985	1,076,884	51,732	3,844,783
Yield on trading securities	2.43%	2.77%	2.84%	2.27%
Available-for-sale securities:
U.S. Treasury obligations	—	2,042,390	—	—	2,042,390
GSE MBS	—	141,164	2,397,661	—	2,538,825
Total available-for-sale securities	—	2,183,554	2,397,661	—	4,581,215
Yield on available-for-sale securities	—%	2.47%	2.79%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	85,670	85,670
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	102,536	102,536
GSE MBS	—	413,043	1,112,891	2,286,919	3,812,853
Total held-to-maturity securities	—	413,043	1,112,891	2,475,125	4,001,059
Yield on held-to-maturity securities	—%	1.52%	1.88%	1.88%

Total securities	1,510,182	3,802,582	4,587,436	2,526,857	12,427,057
Yield on total securities	2.43%	2.46%	2.58%	1.89%

Interest-bearing deposits	561,623	—	—	—	561,623

Federal funds sold	2,460,000	—	—	—	2,460,000

Securities purchased under agreements to resell	3,994,000	—	—	—	3,994,000
TOTAL INVESTMENTS	$8,525,805	$3,802,582	$4,587,436	$2,526,857	$19,442,680

Securities Ratings – Tables 36 and 37 present the carrying value of our investments by rating as of June 30, 2019 and December 31, 2018 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 36

	06/30/2019
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$1,015	$560,608	$—	$561,623

Federal funds sold[2]	—	380,000	2,080,000	—	2,460,000

Securities purchased under agreements to resell[3]	—	—	—	3,994,000	3,994,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	280,030	930,093	—	1,210,123
U.S. Treasury obligations	—	3,069,233	—	—	3,069,233
GSE debentures	—	715,254	—	—	715,254
State or local housing agency obligations	55,670	30,000	—	—	85,670
Total non-mortgage-backed securities	55,670	4,094,517	930,093	—	5,080,280
Mortgage-backed securities:
U.S. obligation MBS	—	102,536	—	—	102,536
GSE MBS	—	7,244,241	—	—	7,244,241
Total mortgage-backed securities	—	7,346,777	—	—	7,346,777

TOTAL INVESTMENTS	$55,670	$11,822,309	$3,570,701	$3,994,000	$19,442,680

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $46.5 million at June 30, 2019.

[2]	Amounts include unsecured credit exposure with original maturities between overnight to 92 days.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 37

	12/31/2018
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$435	$1,007	$669,218	$—	$670,660

Federal funds sold[2]	—	—	50,000	—	50,000

Securities purchased under agreements to resell[3]	—	—	—	1,251,096	1,251,096

Investment securities:
Non-mortgage-backed securities:
U.S. obligations	—	252,377	—	—	252,377
GSE debentures	—	1,000,495	—	—	1,000,495
State or local housing agency obligations	56,430	30,000	—	—	86,430
Total non-mortgage-backed securities	56,430	1,282,872	—	—	1,339,302
Mortgage-backed securities:
U.S. obligation MBS	—	110,333	—	—	110,333
GSE MBS	—	6,883,991	—	—	6,883,991
Total mortgage-backed securities	—	6,994,324	—	—	6,994,324

TOTAL INVESTMENTS	$56,865	$8,278,203	$719,218	$1,251,096	$10,305,382

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.9 million at December 31, 2018.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 38 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2019 and December 31, 2018 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 46 and 47 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 38

	06/30/2019	12/31/2018
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,652,161	$652,376
Variable rate	300,059	600,496
Non-mortgage-backed securities	2,952,220	1,252,872
Mortgage-backed securities:
Fixed rate	839,415	839,726
Variable rate	53,148	58,515
Mortgage-backed securities	892,563	898,241
Total trading securities	3,844,783	2,151,113
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,042,390	—
Non-mortgage-backed securities	2,042,390	—
Mortgage-backed securities:
Fixed rate	2,538,825	1,725,640
Mortgage-backed securities	2,538,825	1,725,640
Total available-for-sale securities	4,581,215	1,725,640
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	85,670	86,430
Non-mortgage-backed securities	85,670	86,430
Mortgage-backed securities:
Fixed rate	119,732	133,498
Variable rate	3,795,657	4,236,945
Mortgage-backed securities	3,915,389	4,370,443
Total held-to-maturity securities	4,001,059	4,456,873
TOTAL	$12,427,057	$8,333,626

Deposits: Total deposits increased $115.7 million from December 31, 2018 to June 30, 2019 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the bonds' characteristics in order to match the assets' index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR, SOFR, OIS or U.S. Treasury bills to fund short-term advances and money market investments or as a liquidity risk management tool.

During 2018, we began issuing variable rate bonds indexed to the U.S. Treasury bill rate rather than issuing variable rate bonds indexed to LIBOR and we began swapping fixed rate bonds to OIS rates rather than swapping fixed-rate callable bonds to LIBOR. We did so in an effort to reduce our exposure to LIBOR in general as the market prepares to transition away from LIBOR as a reference rate. We also began participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in the first quarter of 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021.

Discount notes are primarily used to fund: (1) shorter-term advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets. At June 30, 2019, short-term advances (advances maturing within one year), including line of credit advances, represented 55.0 percent of discount notes outstanding. We also use discount notes to fund overnight Federal funds sold and reverse repurchase agreements to maintain liquidity sufficient to meet the advance needs of members. These investments represented 23.7 percent of discount notes outstanding as of June 30, 2019.

Total consolidated obligations increased $12.1 billion, or 27.2 percent, from December 31, 2018 to June 30, 2019. The distribution between consolidated obligation bonds and discount notes shifted slightly, from 53.8 percent and 46.2 percent, respectively, at December 31, 2018 to 52.1 percent and 47.9 percent at June 30, 2019, respectively. The $5.6 billion increase in consolidated obligation bonds was due primarily to the issuance of $4.1 billion of floating rate bonds indexed to SOFR and $4.6 billion of fixed rate bonds, of which $1.6 billion were swapped to OIS, issued in part to reduce LIBOR basis risk. Discount notes of a shorter tenor were used to fund the increase in short-term investments. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

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

During the six months ended June 30, 2019, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $12.1 billion and $454.0 billion, respectively, compared to $7.7 billion and $563.8 billion for the six months ended June 30, 2018. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During the first half of 2019, we replaced maturing bonds with longer-term fixed and floating rate consolidated obligation bonds to lengthen the maturity of our liabilities relative to our assets. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes Federal funds sold, interest-bearing demand deposits, certificates of deposit, commercial paper, and reverse repurchase agreements, increased between periods, from $2.6 billion as of December 31, 2018 to $8.5 billion as of June 30, 2019. The increase between periods was relative to the decrease in targeted leverage at the end of the year. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, GSE MBS, and Agency MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.7 billion and $1.2 billion as of June 30, 2019 and December 31, 2018, respectively. The par value of these MBS was $0.9 billion as of June 30, 2019 and December 31, 2018. We also hold $2.0 billion of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

We strive to manage our average capital ratio to remain above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

Our uses of liquidity primarily include issuing advances, purchasing investments, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to purchase mortgage loans, repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, and pay dividends to members.

During the six months ended June 30, 2019, advance disbursements totaled $215.2 billion compared to $213.7 billion for the prior year period. During the six months ended June 30, 2019, investment purchases (excluding overnight investments) totaled $5.9 billion compared to $3.3 billion for the same period in the prior year. The increase in investment purchases was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the six months ended June 30, 2019, payments on consolidated obligation bonds and discount notes were $6.6 billion and $447.4 billion, respectively, compared to $5.3 billion and $562.5 billion for the prior year period.

Liquidity Requirements – We are subject to the following metrics for measuring required liquidity: statutory, operational, and contingency liquidity, funding gaps, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Operational liquidity requires that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $11.2 billion as of June 30, 2019. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Funding gaps are defined as the difference between our assets and liabilities scheduled to mature during a specific period stated as a percentage of total assets. We are required to maintain a funding gap of negative 10 percent to negative 20 percent for the three-month horizon and negative 25 percent to negative 35 percent for the one-year horizon. The specific targets within these ranges are dependent on market conditions and determined by our regulator.

In addition to the liquidity measures described above, we are required by the FHFA to meet two daily liquidity standards, each of which assumes that we are unable to access the market for consolidated obligations. The first standard requires us to maintain sufficient funds to meet our obligations for 20 days under a scenario in which it is assumed that members do not renew any maturing advances. The second standard requires us to maintain sufficient funds to meet our obligations for five days under a scenario in which it is assumed that members renew all maturing advances. We remained in compliance with each of these liquidity requirements during the first half of 2019. See “Risk Management - Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements. Effective March 31, 2019, new liquidity guidance required us to maintain sufficient funds to meet our obligations assuming no access to capital markets for an increased period of time, among changes to other liquidity requirements.

In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes than the weighted average maturity of short-term liquid investment and short-term advance balances. The weighted average remaining days to maturity of discount notes outstanding increased to 35 days as of June 30, 2019 from 31 days at December 31, 2018. The weighted average remaining maturity of our short-term liquid investment portfolio (Federal funds sold, marketable certificates of deposit, commercial paper, reverse repurchase agreements, and certain interest-bearing deposits), short-term advances (line of credit and advances with original maturities of 90 days or less), and non-earning cash left in our Federal Reserve Bank account was 3 days as of June 30, 2019 and 2 days as of December 31, 2018. The mismatch between discount notes and our short-term liquid investment and short-term advance portfolios increased from 29 days on December 31, 2018 to 32 days on June 30, 2019 as a result of the decrease in the weighted average remaining days to maturity of discount notes. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 4.9 percent from December 31, 2018 to June 30, 2019 (see Table 39) due to an increase in activity-based stock required from the correlating increase in advances between periods.

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

Table 39 provides a summary of member capital requirements under our current capital plan as of June 30, 2019 and December 31, 2018 (in thousands):

Table 39

Requirement	06/30/2019	12/31/2018
Asset-based (Class A Common Stock only)	$159,090	$157,406
Activity-based (additional Class B Common Stock)[1]	1,302,108	1,192,807
Total Required Stock[2]	1,461,198	1,350,213
Excess Stock (Class A and B Common Stock)	140,056	177,921
Total Regulatory Capital Stock[2]	$1,601,254	$1,528,134

Activity-based Requirements:
Advances[3]	$1,387,969	$1,285,470
AMA assets (mortgage loans)[4]	711	772
Total Activity-based Requirement	1,388,680	1,286,242
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	72,518	63,971
Total Required Stock[2]	$1,461,198	$1,350,213

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Item 1 for additional information and compliance as of June 30, 2019 and December 31, 2018.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2018 and 2019. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 40 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 40

Applicable Rate per Annum	06/30/2019	03/31/2019	12/31/2018	09/30/2018	06/30/2018
Class A Common Stock	2.50%	2.25%	2.00%	2.00%	1.50%
Class B Common Stock	7.50	7.50	7.25	7.25	6.75
Weighted Average[1]	6.56	6.56	6.24	6.32	5.99
Dividend Parity Threshold:
Average effective overnight Federal funds rate	2.40%	2.40%	2.22%	1.92%	1.74%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	1.40%	1.40%	1.22%	0.92%	0.74%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 2.50 percent on Class A Common Stock and 7.50 percent on Class B Common Stock for the second quarter of 2019 to provide a higher percentage payout of quarterly earnings to our members. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Lending and AMA Activities – Credit risk with members arises largely as a result of our lending and AMA activities (members’ CE obligations on conventional mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, and members’ CE obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of June 30, 2019.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2019.

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

Tables 41 and 42 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s Investor Service (Moody's) or Standard & Poor’s (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 41

06/30/2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$51,000	$47	$—	$47
Cleared derivatives[1]	11,042,784	1,743	(80,443)	82,186
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	4,568,642	(55,302)	(56,954)	1,652
Triple-B	317,030	(5,896)	(6,009)	113
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$15,979,456	$(59,408)	$(143,406)	$83,998

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated A+ by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of June 30, 2019. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of June 30, 2019.

[2]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 42

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

Table 43 presents the fair value of cross-border outstandings as of June 30, 2019 (dollar amounts in thousands):

Table 43

	Canada		Norway		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$1,100,000	1.8%	$380,000	0.6%	$700,000	1.2%	$2,180,000	3.6%

Trading securities[3]	150,021	0.3	280,030	0.5	560,036	0.9	990,087	1.7

Derivative assets:
Net exposure at fair value	(4,312)		—		(10,693)		(15,005)
Cash collateral held	4,407		—		11,983		16,390
Net exposure after cash collateral	95	—	—	—	1,290	—	1,385	—

TOTAL	$1,250,116	2.1%	$660,030	1.1%	$1,261,326	2.1%	$3,171,472	5.3%

[1]	Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of June 30, 2019 were $0.6 billion (France).

[2]	Consists solely of overnight Federal funds sold.

[3]	Consists of certificates of deposit with remaining maturities of less than three months.

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to statutory and contingency liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the second quarter of 2019.

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

We generally maintained stable access to the capital markets for the quarter ended June 30, 2019. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
FHFA Advisory Bulletin 2019-01 Business Resiliency Management. On May 7, 2019, the FHFA issued an Advisory Bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the FHFA (the Business Resiliency AB) that communicates the FHFA’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels. The Business Resiliency AB rescinds the FHFA’s 2002 disaster recovery guidance. The guidance states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, information technology systems, and information assets. The Business Resiliency AB provides guidance on the elements of a safe and sound business resiliency program, which include governance, risk assessment and business impact analysis, risk mitigation and plan development, testing and analysis, and risk monitoring and program sustainability.

We do not expect the Business Resiliency AB to have a material effect on our financial condition or results of operations.

U.S. Commodity Futures Trading Commission (CFTC) Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the Advisory) on its Margin Requirements for Uncleared Swaps for Swap Dealers and Major Swap Participants (the Margin Rules), to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the initial margin amount exceeds $50 million. The Margin Rules provide that covered swap entities under the Margin Rules, or non-prudentially regulated swap dealers, are required to post and collect initial margin with counterparties that are swap dealers or financial end users with material swap exposure, as defined under the rule. The Margin Rules contain, however, an initial margin threshold amount of $50 million between a covered swap entity and its counterparty, on a counterparty-by-counterparty basis. The Advisory clarifies that no initial margin documentation is required until the amount of initial margin exchangeable between a covered swap entity and its counterparty exceeds the initial margin threshold amount of $50 million. The Advisory does, however, instruct covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached. We are closely monitoring our initial margin thresholds on a counterparty-by-counterparty basis and are evaluating the impact of the Advisory on our documentation requirements.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of June 30, 2019. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 44 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 44

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2019	1.4	-0.4	2.6
03/31/2019	1.6	0.0	3.8
12/31/2018	2.3	1.3	2.8
09/30/2018	2.9	1.2	1.9
06/30/2018	3.0	0.7	1.9

The DOE as of June 30, 2019 increased in the base scenario and decreased in the up and down 200 basis point shock scenarios from March 31, 2019. The primary factors contributing to these changes in duration during the period were: (1) the decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) a slight increase in the weighting of the mortgage loan portfolio as a percent of total assets during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes to fund changes in advance balances.

The decrease in long-term interest rates during the second quarter of 2019 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” caused the portfolio to increase slightly as an overall percentage of assets as the balance sheet expanded, increasing from 15.1 percent of total assets as of March 31, 2019 to 15.3 percent as of June 30, 2019. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds and reissuance of new callable bonds to replace called bonds at lower interest rates as rates declined during the period, generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2018.

In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the decrease in interest rates during the period caused the mortgage loan portfolio duration to shorten slightly more than the associated liabilities, leading to a liability sensitive DOE profile in the base interest rate scenario and less asset sensitive DOE profile in the up and down 200 basis point shock interest rate scenarios. Further, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base scenario and decreased in the up and down 200 basis point shock scenarios. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the variable rate GSE MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended June 30, 2019, we had no additional purchases of variable rate single-family GSE MBS. We also did not purchase additional interest rate caps during the second quarter of 2019 based on current interest rate cap exposure.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.2 months for June 30, 2019 and 0.0 months for March 31, 2019. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the second quarter of 2019. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity: MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 45 presents MVE as a percent of TRCS. As of June 30, 2019, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock and excess stock as of June 30, 2019 (see Table 39 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the lower MVE as of June 30, 2019. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 45

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2019	171	174	176
03/31/2019	172	176	176
12/31/2018	167	173	174
09/30/2018	167	174	175
06/30/2018	168	175	174

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

Tables 46 and 47 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 46

06/30/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,874,762	$1,230
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,270,350	(25,917)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	65,504	(67)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	25,077	(661)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(54)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,398,500	437
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	810,708	(25,518)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,441,732	(47,635)
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,000,000	1,069
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	664
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	288,633	768
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	246,846	(12)
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	1,343,890	(125)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,648,500	13,645
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	580,000	2,281
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	26
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	355,000	(696)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	635,000	(1,873)
TOTAL				$18,378,702	$(82,438)

Table 47

12/31/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,647,704	$(1,102)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,150,850	10,028
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	140,475	(670)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,136	(38)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	2,000	(10)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	648,500	(1,199)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	847,284	12,238
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,752,493	40,197
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	1,044
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	101,551	549
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	49,403	—
Firm commitments to issue a discount notes	Discount note commitment	Protect against fair value risk	Economic Hedge	525,000	—
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,440,000	9,443
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	680,000	(2,729)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,050)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	470,000	(4,325)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	645,000	(15,406)
TOTAL				$12,497,596	$46,970

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

August 8, 2019	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer