Form 10-Q
period 2019-09-30
Federal Home Loan Bank of Topeka
filed 2019-11-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
November 5, 2019
Class A Stock, par value $100 per share	4,619,118
Class B Stock, par value $100 per share	11,780,620

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

•	Changes in the FHLBank’s capital structure;

•	Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;

•	The upcoming discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on the FHLBank's LIBOR-based financial products, investments, and contracts;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	The effects of amortization/accretion;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity;

•	Membership changes, including changes resulting from member failures or mergers, changes due to member eligibility, or changes in the principal place of business of members;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of the FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2019	12/31/2018
ASSETS
Cash and due from banks	$24,639	$15,060
Interest-bearing deposits	481,989	670,660
Securities purchased under agreements to resell (Note 10)	2,137,374	1,251,096
Federal funds sold	900,000	50,000

Investment securities:
Trading securities (Note 3)	2,901,575	2,151,113
Available-for-sale securities (Note 3)	6,098,929	1,725,640
Held-to-maturity securities[1] (Note 3)	3,728,655	4,456,873
Total investment securities	12,729,159	8,333,626

Advances (Notes 4, 6)	30,634,583	28,730,113
Mortgage loans held for portfolio, net of allowance for credit losses of $905 and $812 (Notes 5, 6)	9,833,763	8,410,462
Accrued interest receivable	150,823	109,366
Derivative assets, net (Notes 7, 10)	137,050	36,095
Other assets	101,750	108,778

TOTAL ASSETS	$57,131,130	$47,715,256

LIABILITIES
Deposits (Note 8)	$756,376	$473,820

Consolidated obligations, net:
Discount notes (Note 9)	21,044,232	20,608,332
Bonds (Note 9)	32,441,885	23,966,394
Total consolidated obligations, net	53,486,117	44,574,726

Mandatorily redeemable capital stock (Note 11)	2,477	3,597
Accrued interest payable	116,478	87,903
Affordable Housing Program payable	41,304	43,081
Derivative liabilities, net (Notes 7, 10)	990	7,884
Other liabilities	69,066	69,993

TOTAL LIABILITIES	54,472,808	45,261,004

Commitments and contingencies (Note 14)

1    Fair value: $3,717,004 and $4,447,078 as of September 30, 2019 and December 31, 2018, respectively.
The accompanying notes are an integral part of these financial statements.

6

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2019	12/31/2018
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,444 and 2,473 shares issued and outstanding) (Note 11)	$344,453	$247,361
Class B ($100 par value; 13,262 and 12,772 shares issued and outstanding) (Note 11)	1,326,237	1,277,176
Total capital stock	1,670,690	1,524,537

Retained earnings:
Unrestricted	748,888	716,555
Restricted	224,060	197,467
Total retained earnings	972,948	914,022

Accumulated other comprehensive income (loss) (Note 12)	14,684	15,693

TOTAL CAPITAL	2,658,322	2,454,252

TOTAL LIABILITIES AND CAPITAL	$57,131,130	$47,715,256

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
INTEREST INCOME:
Interest-bearing deposits	$5,300	$3,931	$15,518	$9,402
Securities purchased under agreements to resell	26,768	20,618	84,266	46,610
Federal funds sold	8,179	7,896	28,058	29,539
Trading securities	20,342	16,764	68,211	54,243
Available-for-sale securities	47,811	12,563	78,694	32,670
Held-to-maturity securities	24,337	30,602	84,469	85,538
Advances	186,431	158,943	563,602	460,751
Mortgage loans held for portfolio	76,546	65,424	225,015	186,709
Other	346	381	1,097	1,165
Total interest income	396,060	317,122	1,148,930	906,627

INTEREST EXPENSE:
Deposits	2,540	2,289	7,701	6,113
Consolidated obligations:
Discount notes	133,680	108,137	433,473	314,109
Bonds	185,096	138,668	519,967	382,442
Mandatorily redeemable capital stock (Note 11)	30	58	113	175
Other	299	311	1,016	766
Total interest expense	321,645	249,463	962,270	703,605

NET INTEREST INCOME	74,415	67,659	186,660	203,022
Provision (reversal) for credit losses on mortgage loans (Note 6)	393	(391)	509	(345)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	74,022	68,050	186,151	203,367

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 3)	16,186	(11,514)	86,784	(50,495)
Net gains (losses) on sale of held-to-maturity securities (Note 3)	—	1,529	(46)	1,591
Net gains (losses) on derivatives and hedging activities (Note 7)	(20,386)	6,032	(78,939)	29,661
Standby bond purchase agreement commitment fees	566	642	1,685	2,242
Letters of credit fees	1,190	1,086	3,581	3,300
Other	937	725	2,470	2,676
Total other income (loss)	(1,507)	(1,500)	15,535	(11,025)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
OTHER EXPENSES:
Compensation and benefits	$9,781	$12,682	$28,598	$29,009
Other operating	5,031	4,763	14,331	13,419
Federal Housing Finance Agency	812	690	2,437	2,144
Office of Finance	972	812	2,717	2,313
Other	2,037	1,481	5,853	4,501
Total other expenses	18,633	20,428	53,936	51,386

INCOME BEFORE ASSESSMENTS	53,882	46,122	147,750	140,956

Affordable Housing Program	5,391	4,618	14,786	14,113

NET INCOME	$48,491	$41,504	$132,964	$126,843

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Net income	$48,491	$41,504	$132,964	$126,843

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(17,324)	3,694	(1,249)	2,116
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	3,655	—	4,163
Defined benefit pension plan	95	5	240	17
Total other comprehensive income (loss)	(17,229)	7,354	(1,009)	6,296

TOTAL COMPREHENSIVE INCOME	$31,262	$48,858	$131,955	$133,139

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2018	1,966	$196,571	12,997	$1,299,708	14,963	$1,496,279	$695,310	$180,480	$875,790	$24,600	$2,396,669
Comprehensive income							33,203	8,301	41,504	7,354	48,858
Proceeds from issuance of capital stock	3	310	3,973	397,309	3,976	397,619					397,619
Repurchase/redemption of capital stock	(2,360)	(236,009)	(21)	(2,068)	(2,381)	(238,077)					(238,077)
Net reclassification of shares to mandatorily redeemable capital stock	(574)	(57,364)	(1,577)	(157,743)	(2,151)	(215,107)					(215,107)
Net transfer of shares between Class A and Class B	2,793	279,316	(2,793)	(279,316)	—	—					—
Dividends on capital stock (Class A - 2.0%, Class B - 7.2%):
Cash payment							(69)		(69)		(69)
Stock issued			232	23,209	232	23,209	(23,209)		(23,209)		—
Balance at September 30, 2018	1,828	$182,824	12,811	$1,281,099	14,639	$1,463,923	$705,235	$188,781	$894,016	$31,954	$2,389,893

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2019	2,155	$215,536	13,830	$1,382,968	15,985	$1,598,504	$735,915	$214,361	$950,276	$31,913	$2,580,693
Comprehensive income							38,792	9,699	48,491	(17,229)	31,262
Proceeds from issuance of capital stock	—	—	3,974	397,429	3,974	397,429					397,429
Repurchase/redemption of capital stock	(721)	(72,148)	(1,191)	(119,069)	(1,912)	(191,217)					(191,217)
Net reclassification of shares to mandatorily redeemable capital stock	(253)	(25,225)	(1,345)	(134,550)	(1,598)	(159,775)					(159,775)
Net transfer of shares between Class A and Class B	2,263	226,290	(2,263)	(226,290)	—	—					—
Dividends on capital stock (Class A - 2.5%, Class B - 7.5%):
Cash payment							(70)		(70)		(70)
Stock issued			257	25,749	257	25,749	(25,749)		(25,749)		—
Balance at September 30, 2019	3,444	$344,453	13,262	$1,326,237	16,706	$1,670,690	$748,888	$224,060	$972,948	$14,684	$2,658,322

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							101,475	25,368	126,843	6,296	133,139
Proceeds from issuance of capital stock	11	1,154	12,939	1,293,853	12,950	1,295,007					1,295,007
Repurchase/redemption of capital stock	(6,457)	(645,743)	(48)	(4,732)	(6,505)	(650,475)					(650,475)
Net reclassification of shares to mandatorily redeemable capital stock	(1,950)	(195,026)	(6,985)	(698,519)	(8,935)	(893,545)					(893,545)
Net transfer of shares between Class A and Class B	7,873	787,305	(7,873)	(787,305)	—	—					—
Dividends on capital stock (Class A - 1.7%, Class B - 6.9%):
Cash payment							(336)		(336)		(336)
Stock issued			729	72,897	729	72,897	(72,897)		(72,897)		—
Balance at September 30, 2018	1,828	$182,824	12,811	$1,281,099	14,639	$1,463,923	$705,235	$188,781	$894,016	$31,954	$2,389,893

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							106,371	26,593	132,964	(1,009)	131,955
Proceeds from issuance of capital stock	12	1,171	11,601	1,160,158	11,613	1,161,329					1,161,329
Repurchase/redemption of capital stock	(6,450)	(645,039)	(2,256)	(225,555)	(8,706)	(870,594)					(870,594)
Net reclassification of shares to mandatorily redeemable capital stock	(778)	(77,763)	(1,406)	(140,648)	(2,184)	(218,411)					(218,411)
Net transfer of shares between Class A and Class B	8,187	818,723	(8,187)	(818,723)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(209)		(209)		(209)
Stock issued			738	73,829	738	73,829	(73,829)		(73,829)		—
Balance at September 30, 2019	3,444	$344,453	13,262	$1,326,237	16,706	$1,670,690	$748,888	$224,060	$972,948	$14,684	$2,658,322

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2019	09/30/2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,964	$126,843
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	738	(7,736)
Concessions on consolidated obligations	10,128	4,050
Premiums and discounts on investments, net	6,246	2,676
Premiums, discounts and commitment fees on advances, net	(1,379)	(3,758)
Premiums, discounts and deferred loan costs on mortgage loans, net	18,542	13,786
Fair value adjustments on hedged assets or liabilities	2,948	1,249
Premises, software and equipment	2,331	2,226
Other	240	17
Provision (reversal) for credit losses on mortgage loans	509	(345)
Non-cash interest on mandatorily redeemable capital stock	111	173
Net realized (gains) losses on sale of held-to-maturity securities	46	(1,591)
Net other-than-temporary impairment losses on held-to-maturity securities	—	26
Net realized (gains) losses on sale of premises and equipment	(3)	(880)
Other adjustments	(272)	(238)
Net (gains) losses on trading securities	(86,784)	50,495
Net change in derivatives and hedging activities	(144,589)	36,107
(Increase) decrease in accrued interest receivable	(41,801)	(15,814)
Change in net accrued interest included in derivative assets	(1,254)	(7,822)
(Increase) decrease in other assets	3,056	(854)
Increase (decrease) in accrued interest payable	28,372	35,166
Change in net accrued interest included in derivative liabilities	4,332	(456)
Increase (decrease) in Affordable Housing Program liability	(1,777)	784
Increase (decrease) in other liabilities	(1,682)	(3,691)
Total adjustments	(201,942)	103,570
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(68,978)	230,413

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2019	09/30/2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(32,829)	$28,298
Net (increase) decrease in securities purchased under resale agreements	(886,278)	(823,576)
Net (increase) decrease in Federal funds sold	(850,000)	(265,000)
Proceeds from sale of trading securities	429	—
Proceeds from maturities of and principal repayments on trading securities	3,015,268	3,290,566
Purchases of trading securities	(3,679,375)	(2,682,969)
Proceeds from maturities of and principal repayments on available-for-sale securities	8,732	16,165
Purchases of available-for-sale securities	(4,180,862)	(281,489)
Proceeds from sale of held-to-maturity securities	9,442	87,827
Proceeds from maturities of and principal repayments on held-to-maturity securities	716,417	699,016
Purchases of held-to-maturity securities	—	(625,170)
Advances repaid	279,880,008	300,011,912
Advances originated	(281,623,825)	(302,270,146)
Principal collected on mortgage loans	1,011,265	706,748
Purchases of mortgage loans	(2,451,132)	(1,553,027)
Proceeds from sale of foreclosed assets	1,965	3,728
Purchases of other long-term assets	—	(6,000)
Other investing activities	2,320	2,136
Proceeds from sale of premises, software and equipment	—	2,416
Purchases of premises, software and equipment	(1,037)	(8,002)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(9,059,492)	(3,666,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	205,498	91,182
Net proceeds from issuance of consolidated obligations:
Discount notes	633,162,917	765,464,193
Bonds	20,517,358	8,790,535
Payments for maturing and retired consolidated obligations:
Discount notes	(632,736,460)	(763,468,454)
Bonds	(12,082,800)	(7,440,940)
Net increase (decrease) in other borrowings	—	6,000
Net interest payments received (paid) for financing derivatives	652	(3,614)
Proceeds from issuance of capital stock	1,161,329	1,295,007
Payments for repurchase/redemption of capital stock	(870,594)	(650,475)
Payments for repurchase of mandatorily redeemable capital stock	(219,642)	(894,494)
Cash dividends paid	(209)	(336)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,138,049	3,188,604
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,579	(247,550)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,060	268,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,639	$20,500

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2019	09/30/2018
Supplemental disclosures:
Interest paid	$919,428	$672,944
Affordable Housing Program payments	$16,859	$13,468
Net transfers of mortgage loans to other assets	$627	$2,817

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2019

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

Out-of-Period Adjustment: Included in net income for the three months ended September 30, 2019 was an out-of-period adjustment of $14,336,000, of which $2,545,000 and $11,791,000 related to income that should have been recorded during the three months ended March 31, 2019 and June 30, 2019, respectively. The out-of-period adjustment related to hedged item valuations for certain available-for-sale securities in fair value hedging relationships and resulted in an increase in available-for-sale interest income and a reduction in other comprehensive income. The FHLBank has assessed the impact of this error and concluded that the amounts were not material, either individually or in the aggregate, to any prior period financial statements and the impact of correcting this error in the three months ended September 30, 2019 is not material to the current financial statements.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Accounting Standards Update (ASU) 2018-16). In October 2018, the Financial Accounting Standards Board (FASB) issued an amendment that permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury rate, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments were adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The amendment was effective concurrently with ASU 2017-12 (see below) for annual periods, and interim periods within those annual periods, beginning January 1, 2019. The adoption of this guidance did not materially affect the FHLBank's application of hedge accounting or utilization of hedging strategies.

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

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). In August 2018, the FASB issued an amendment modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. The amendments in the ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for annual periods ending after December 15, 2020, which is the year ending December 31, 2020 for the FHLBank, and will be applied retrospectively for all comparative periods presented. Early adoption is permitted. The FHLBank does not plan on early adoption. The adoption of this guidance will not have a material impact on the disclosures related to defined benefit plans and will not impact the FHLBank’s financial condition, results of operations or cash flows.

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

The amendment became effective for annual periods, and interim periods within those annual periods beginning on January 1, 2019 for the FHLBank. The guidance did not affect the FHLBank's application of hedge accounting for existing hedge strategies. For all short-cut hedge accounting trades, the FHLBank updated existing documentation to designate a long-haul method to be utilized in the event a hedge ceases to qualify for the short-cut method. The guidance also provided opportunities to enhance risk management through new hedge strategies, including partial term hedges. The adoption of this guidance did not have a material effect on the FHLBank's financial condition, results of operations or cash flows beyond a prospective change in income statement presentation for fair value hedge relationships and new required disclosures.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). In March 2017, the FASB issued an amendment to shorten the amortization period of any premium on callable debt securities to the first call date instead of over the contractual life of the instrument. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is intended to reduce diversity in practice in the amortization of premiums and the consideration of how the potential of a security being called is factored into current impairment assessments. The amendment also intends to more closely align the amortization of premiums and discounts to the expectations incorporated into the market pricing of the instrument. The amendment became effective for annual periods, and interim periods within those annual periods beginning on January 1, 2019 for the FHLBank. The adoption of this guidance did not have an impact on the FHLBank's financial condition, results of operations or cash flows.

Measurement of Credit Losses on Financial Instruments, as amended (ASU 2016-13). In June 2016, the FASB issued amended guidance for the accounting of credit losses on financial instruments. The amendments require entities to measure expected credit losses based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, under the new guidance, a financial asset, or a group of financial assets, measured at amortized cost basis is required to be presented at the net amount expected to be collected.

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

NOTE 3 – INVESTMENT SECURITIES

Trading Securities: Trading securities by major security type as of September 30, 2019 and December 31, 2018 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2019	12/31/2018
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,533,842	$252,377
GSE obligations[1]	468,747	1,000,495
Non-mortgage-backed securities	2,002,589	1,252,872
Mortgage-backed securities:
U.S. obligation MBS[2]	—	467
GSE MBS[3]	898,986	897,774
Mortgage-backed securities	898,986	898,241
TOTAL	$2,901,575	$2,151,113

[1]
Represents debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank (Farm Credit) and Federal Agricultural Mortgage Corporation (Farmer Mac). GSE securities are not guaranteed by the U.S. government.

[2]	Represents single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Net gains (losses) on trading securities during the three and nine months ended September 30, 2019 and 2018 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Net gains (losses) on trading securities held as of September 30, 2019	$16,352	$(10,375)	$87,222	$(47,833)
Net gains (losses) on trading securities sold or matured prior to September 30, 2019	(166)	(1,139)	(438)	(2,662)
NET GAINS (LOSSES) ON TRADING SECURITIES	$16,186	$(11,514)	$86,784	$(50,495)

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2019 are summarized in Table 3.3 (in thousands):

Table 3.3

	09/30/2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,516,938	$—	$(6,210)	$3,510,728
Non-mortgage-backed securities	3,516,938	—	(6,210)	3,510,728
Mortgage-backed securities:
GSE MBS[1]	2,564,172	29,013	(4,984)	2,588,201
Mortgage-backed securities	2,564,172	29,013	(4,984)	2,588,201
TOTAL	$6,081,110	$29,013	$(11,194)	$6,098,929

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Available-for-sale securities by major security type as of December 31, 2018 are summarized in Table 3.4 (in thousands):

Table 3.4

	12/31/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS[1]	$1,706,572	$25,815	$(6,747)	$1,725,640
TOTAL	$1,706,572	$25,815	$(6,747)	$1,725,640

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of September 30, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,510,728	$(6,210)	$—	$—	$3,510,728	$(6,210)
Non-mortgage-backed securities	3,510,728	(6,210)	—	—	3,510,728	(6,210)
Mortgage-backed securities:
GSE MBS[1]	155,339	(344)	307,143	(4,640)	462,482	(4,984)
Mortgage-backed securities	155,339	(344)	307,143	(4,640)	462,482	(4,984)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$3,666,067	$(6,554)	$307,143	$(4,640)	$3,973,210	$(11,194)

[1]	Represents fixed rate multi-family MBS issued by Fannie Mae.

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2019 and December 31, 2018 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2019		12/31/2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$252,032	$251,643	$—	$—
Due after one year through five years	3,264,906	3,259,085	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,516,938	3,510,728	—	—
Mortgage-backed securities	2,564,172	2,588,201	1,706,572	1,725,640
TOTAL	$6,081,110	$6,098,929	$1,706,572	$1,725,640

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2019 are summarized in Table 3.8 (in thousands):

Table 3.8

	09/30/2019
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$85,670	$85,670	$—	$(3,248)	$82,422
Non-mortgage-backed securities	85,670	85,670	—	(3,248)	82,422
Mortgage-backed securities:
U.S. obligation MBS[1]	97,647	97,647	11	(333)	97,325
GSE MBS[2]	3,545,338	3,545,338	8,360	(16,441)	3,537,257
Mortgage-backed securities	3,642,985	3,642,985	8,371	(16,774)	3,634,582
TOTAL	$3,728,655	$3,728,655	$8,371	$(20,022)	$3,717,004

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Held-to-maturity securities by major security type as of December 31, 2018 are summarized in Table 3.9 (in thousands):

Table 3.9

	12/31/2018
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$86,430	$86,430	$1	$(3,480)	$82,951
Non-mortgage-backed securities	86,430	86,430	1	(3,480)	82,951
Mortgage-backed securities:
U.S. obligation MBS[1]	109,866	109,866	125	(99)	109,892
GSE MBS[2]	4,260,577	4,260,577	12,164	(18,506)	4,254,235
Mortgage-backed securities	4,370,443	4,370,443	12,289	(18,605)	4,364,127
TOTAL	$4,456,873	$4,456,873	$12,290	$(22,085)	$4,447,078

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

Table 3.10 summarizes the held-to-maturity securities with unrealized losses as of September 30, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.10

	09/30/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$55,666	$(5)	$26,757	$(3,243)	$82,423	$(3,248)
Non-mortgage-backed securities	55,666	(5)	26,757	(3,243)	82,423	(3,248)
Mortgage-backed securities:
U.S. obligation MBS[1]	60,360	(217)	26,259	(116)	86,619	(333)
GSE MBS[2]	634,043	(2,581)	2,147,252	(13,860)	2,781,295	(16,441)
Mortgage-backed securities	694,403	(2,798)	2,173,511	(13,976)	2,867,914	(16,774)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$750,069	$(2,803)	$2,200,268	$(17,219)	$2,950,337	$(20,022)

[1]	Represents single-family MBS issued by Ginnie Mae.

[2]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2019 and December 31, 2018 are shown in Table 3.12 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.12

	09/30/2019			12/31/2018
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	85,670	85,670	82,422	86,430	86,430	82,951
Non-mortgage-backed securities	85,670	85,670	82,422	86,430	86,430	82,951
Mortgage-backed securities	3,642,985	3,642,985	3,634,582	4,370,443	4,370,443	4,364,127
TOTAL	$3,728,655	$3,728,655	$3,717,004	$4,456,873	$4,456,873	$4,447,078

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition. Table 3.13 presents details of the sales (in thousands).

Table 3.13

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Proceeds from sale of held-to-maturity securities	$—	$67,566	$9,442	$87,827
Carrying value of held-to-maturity securities sold	—	(66,037)	(9,488)	(86,236)
NET REALIZED GAINS (LOSSES)	$—	$1,529	$(46)	$1,591

As of September 30, 2019, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity securities were below the amortized cost of the securities due to interest rate volatility and/or illiquidity. However, the decline in fair value of these securities is considered temporary as the FHLBank expects to recover the entire amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis.

NOTE 4 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2019 and December 31, 2018, the FHLBank had advances outstanding at interest rates ranging from 0.95 percent to 7.41 percent and 0.88 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 4.1

	09/30/2019		12/31/2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,132,104	2.23%	$14,844,804	2.60%
Due after one year through two years	6,623,255	2.29	1,482,844	2.40
Due after two years through three years	1,378,995	2.45	1,442,333	2.53
Due after three years through four years	2,438,871	2.31	7,496,058	2.66
Due after four years through five years	3,150,589	2.35	816,702	2.68
Thereafter	2,797,752	2.46	2,695,008	2.58
Total par value	30,521,566	2.29%	28,777,749	2.60%
Discounts	(2,034)		(3,413)
Hedging adjustments	115,051		(44,223)
TOTAL	$30,634,583		$28,730,113

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

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of September 30, 2019 and December 31, 2018 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	09/30/2019	12/31/2018	09/30/2019	12/31/2018
Due in one year or less	$24,738,805	$23,343,939	$14,672,104	$15,133,204
Due after one year through two years	1,418,909	1,271,660	6,827,355	1,683,644
Due after two years through three years	776,452	1,021,189	1,647,995	1,629,233
Due after three years through four years	633,870	555,901	2,585,121	7,752,058
Due after four years through five years	724,005	598,282	3,223,089	954,452
Thereafter	2,229,525	1,986,778	1,565,902	1,625,158
TOTAL PAR VALUE	$30,521,566	$28,777,749	$30,521,566	$28,777,749

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of September 30, 2019 and December 31, 2018 (in thousands):

Table 4.3

Redemption Term	09/30/2019	12/31/2018
Fixed rate:
Due in one year or less	$1,805,217	$1,635,464
Due after one year	5,798,750	5,455,193
Total fixed rate	7,603,967	7,090,657
Variable rate:
Due in one year or less	12,326,887	13,209,340
Due after one year	10,590,712	8,477,752
Total variable rate	22,917,599	21,687,092
TOTAL PAR VALUE	$30,521,566	$28,777,749

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2019 and December 31, 2018 on mortgage loans held for portfolio (in thousands):

Table 5.1

	09/30/2019	12/31/2018
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,212,501	$1,179,087
Fixed rate, long-term, single-family mortgages	8,473,501	7,111,856
Total unpaid principal balance	9,686,002	8,290,943
Premiums	145,443	120,548
Discounts	(2,541)	(2,936)
Deferred loan costs, net	198	223
Other deferred fees	(42)	(50)
Hedging adjustments	5,608	2,546
Total before Allowance for Credit Losses on Mortgage Loans	9,834,668	8,411,274
Allowance for Credit Losses on Mortgage Loans	(905)	(812)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,833,763	$8,410,462

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of September 30, 2019 and December 31, 2018 on the outstanding unpaid principal balance (UPB) of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2019	12/31/2018
Conventional loans	$9,044,728	$7,619,498
Government-guaranteed or -insured loans	641,274	671,445
TOTAL UNPAID PRINCIPAL BALANCE	$9,686,002	$8,290,943

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

Allowance for Credit Losses: Table 6.1 presents a roll-forward of the allowance for credit losses for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Table 6.1

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Balance, beginning of the period	$858	$1,029	$812	$1,208
Net (charge-offs) recoveries	(346)	18	(416)	(207)
Provision (reversal) for credit losses	393	(391)	509	(345)
Balance, end of the period	$905	$656	$905	$656

Table 6.2 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2019 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 6.2

	09/30/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	905	—	—	—	905
TOTAL ALLOWANCE FOR CREDIT LOSSES	$905	$—	$—	$—	$905
Recorded investment:
Individually evaluated for impairment	$11,285	$—	$30,690,019	$9,633	$30,710,937
Collectively evaluated for impairment	9,218,725	653,184	—	—	9,871,909
TOTAL RECORDED INVESTMENT	$9,230,010	$653,184	$30,690,019	$9,633	$40,582,846

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 6.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of September 30, 2018 (in thousands):

Table 6.3

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

Table 6.4 summarizes the delinquency aging and key credit quality indicators for all of the FHLBank’s portfolio segments as of September 30, 2019 (dollar amounts in thousands):

Table 6.4

	09/30/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$48,259	$14,885	$—	$—	$63,144
Past due 60-89 days delinquent	7,182	4,226	—	—	11,408
Past due 90 days or more delinquent	10,083	8,427	—	—	18,510
Total past due	65,524	27,538	—	—	93,062
Total current loans	9,164,486	625,646	30,690,019	9,633	40,489,784
Total recorded investment	$9,230,010	$653,184	$30,690,019	$9,633	$40,582,846

Other delinquency statistics:
In process of foreclosure, included above[2]	$3,505	$2,676	$—	$—	$6,181
Serious delinquency rate[3]	0.1%	1.3%	—%	—%	—%
Past due 90 days or more and still accruing interest	$—	$8,427	$—	$—	$8,427
Loans on non-accrual status[4]	$13,824	$—	$—	$—	$13,824

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,279,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

The FHLBank had $1,336,000 and $2,183,000 classified as real estate owned recorded in other assets as of September 30, 2019 and December 31, 2018, respectively.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2019 and December 31, 2018 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	09/30/2019			12/31/2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,098,263	$20,184	$126,203	$8,345,925	$73,969	$24,177
Total derivatives designated as hedging relationships	14,098,263	20,184	126,203	8,345,925	73,969	24,177
Derivatives not designated as hedging instruments:
Interest rate swaps	3,637,306	848	38,832	2,151,920	12,907	17,322
Interest rate caps/floors	1,248,200	170	—	1,373,200	1,044	—
Mortgage delivery commitments	375,772	206	658	101,551	552	3
Consolidated obligation discount note commitments	—	—	—	525,000	—	—
Total derivatives not designated as hedging instruments	5,261,278	1,224	39,490	4,151,671	14,503	17,325
TOTAL	$19,359,541	21,408	165,693	$12,497,596	88,472	41,502
Netting adjustments and cash collateral[1]		115,642	(164,703)		(52,377)	(33,618)
DERIVATIVE ASSETS AND LIABILITIES		$137,050	$990		$36,095	$7,884

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $280,745,000 and $58,902,000 as of September 30, 2019 and December 31, 2018, respectively. Cash collateral received was $400,000 and $77,661,000 as of September 30, 2019 and December 31, 2018, respectively.

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

Interest settlements on derivatives designated as fair value hedges were recorded in net interest income or expense prior to, and continue to be recorded in net interest income or expense after January 1, 2019. However, beginning on January 1, 2019, disclosed gains (losses) on fair value derivatives include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2019 and 2018, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income and net gains (losses) on derivatives and hedging activities, if applicable, as presented in Table 7.2 (in thousands):

Table 7.2

	Three Months Ended
	09/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$186,431	$47,811	$133,680	$185,096
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(39,873)	$(61,468)	$(4)	$3,915
Hedged items[2]	43,355	75,743	3	(5,061)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$3,482	$14,275	$(1)	$(1,146)

	09/30/2018[3]
	Interest Income/Expense			Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$4,385	$510	$(2,280)	$28,615
Hedged items[2]	(1,022)	—	—	(28,753)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$3,363	$510	$(2,280)	$(138)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

[3]	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

For the nine months ended September 30, 2019 and 2018, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income and net gains (losses) on derivatives and hedging activities, if applicable, as presented in Table 7.3 (in thousands):

Table 7.3

	Nine Months Ended
	09/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$563,602	$78,694	$433,473	$519,967
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(144,016)	$(205,705)	$21	$30,968
Hedged items[2]	159,254	206,340	(12)	(39,427)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$15,238	$635	$9	$(8,459)

	09/30/2018[3]
	Interest Income/Expense			Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$4,423	$(752)	$(2,700)	$122,399
Hedged items[2]	(3,283)	—	—	(124,369)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$1,140	$(752)	$(2,700)	$(1,970)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

[3]	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

Table 7.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2019 (in thousands):

Table 7.4

09/30/2019
Line Item in Statement of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,672,632	$113,443	$1,608	$115,051
Available-for-sale securities	6,081,110	145,653	—	145,653
Consolidated obligation bonds	(3,734,212)	(32,913)	—	(32,913)

[1]
Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).

[2]	Included in amortized cost of the hedged asset/liability.

Table 7.5 provides information regarding gains and losses on derivatives and hedging activities recorded in non-interest income (in thousands). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in non-interest income for periods prior to January 1, 2019.

Table 7.5

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Derivatives designated as hedging instruments:
Interest rate swaps		$(138)		$(1,970)
Total net gains (losses) related to fair value hedge ineffectiveness		(138)		(1,970)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(19,566)	8,256	$(80,593)	38,087
Interest rate caps/floors	(494)	(184)	(874)	378
Net interest settlements	(691)	(1,192)	(1,238)	(4,592)
Mortgage delivery commitments	365	(710)	3,836	(2,242)
Consolidated obligation discount note commitments	—	—	(70)	—
Total net gains (losses) related to derivatives not designated as hedging instruments	(20,386)	6,170	(78,939)	31,631
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(20,386)	$6,032	$(78,939)	$29,661

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $440,000 and $25,799,000 as of September 30, 2019 and December 31, 2018, respectively. The counterparty was different for each period.

For uncleared derivative transactions, the FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2019 and December 31, 2018.

The FHLBank’s net exposure on derivative agreements is presented in Note 10.

NOTE 8 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 8.1 details the types of deposits held by the FHLBank as of September 30, 2019 and December 31, 2018 (in thousands):

Table 8.1

	09/30/2019	12/31/2018
Interest-bearing:
Demand	$302,491	$265,021
Overnight	304,000	158,300
Total interest-bearing	606,491	423,321
Non-interest-bearing:
Other	149,885	50,499
Total non-interest-bearing	149,885	50,499
TOTAL DEPOSITS	$756,376	$473,820

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 9.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 9.1

	09/30/2019		12/31/2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,086,200	2.10%	$8,960,500	2.17%
Due after one year through two years	7,990,600	2.12	5,625,750	2.28
Due after two years through three years	1,373,900	2.24	2,285,100	2.11
Due after three years through four years	1,351,700	2.33	1,134,750	2.21
Due after four years through five years	1,131,600	2.34	1,087,900	2.58
Thereafter	5,471,600	2.84	4,879,850	3.01
Total par value	32,405,600	2.26%	23,973,850	2.38%
Premiums	21,331		15,591
Discounts	(3,573)		(4,088)
Concession fees	(14,386)		(12,445)
Hedging adjustments	32,913		(6,514)
TOTAL	$32,441,885		$23,966,394

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2019 and December 31, 2018 includes callable bonds totaling $9,412,000,000 and $8,559,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2019 and December 31, 2018 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	09/30/2019	12/31/2018
Due in one year or less	$23,908,200	$16,971,500
Due after one year through two years	6,520,600	5,270,750
Due after two years through three years	618,900	655,100
Due after three years through four years	590,200	319,750
Due after four years through five years	345,100	275,150
Thereafter	422,600	481,600
TOTAL PAR VALUE	$32,405,600	$23,973,850

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2019 and December 31, 2018 (in thousands):

Table 9.3

	09/30/2019	12/31/2018
Simple variable rate	$16,287,000	$10,095,000
Fixed rate	15,288,600	12,858,850
Step	340,000	470,000
Variable rate with cap	260,000	20,000
Fixed to variable rate	220,000	515,000
Range	10,000	15,000
TOTAL PAR VALUE	$32,405,600	$23,973,850

Consolidated Discount Notes: Table 9.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2019	$21,044,232	$21,084,315	2.00%

December 31, 2018	$20,608,332	$20,649,098	2.35%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 10.1 and 10.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018 (in thousands):

Table 10.1

09/30/2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$18,927	$(17,117)	$1,810	$(206)	$1,604
Cleared derivatives	2,481	132,759	135,240	—	135,240
Total derivative assets	21,408	115,642	137,050	(206)	136,844
Securities purchased under agreements to resell	2,137,374	—	2,137,374	(2,137,374)	—
TOTAL	$2,158,782	$115,642	$2,274,424	$(2,137,580)	$136,844

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

Tables 10.3 and 10.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of September 30, 2019 and December 31, 2018 (in thousands):

Table 10.3

09/30/2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$165,301	$(164,311)	$990	$(658)	$332
Cleared derivatives	392	(392)	—	—	—
Total derivative liabilities	165,693	(164,703)	990	(658)	332
TOTAL	$165,693	$(164,703)	$990	$(658)	$332

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

Table 11.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

Table 11.1

	09/30/2019		12/31/2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$382,468	$2,300,065	$387,729	$2,193,001
Total regulatory capital-to-asset ratio	4.0%	4.6%	4.0%	5.1%
Total regulatory capital	$2,285,245	$2,646,115	$1,908,610	$2,442,156
Leverage capital ratio	5.0%	6.6%	5.0%	7.4%
Leverage capital	$2,856,557	$3,796,147	$2,385,763	$3,538,656

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

Table 11.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2019 and 2018 (in thousands):

Table 11.2

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Balance, beginning of period	$2,750	$4,578	$3,597	$5,312
Capital stock subject to mandatory redemption reclassified from equity during the period	159,775	215,107	218,411	893,545
Redemption or repurchase of mandatorily redeemable capital stock during the period	(160,078)	(215,206)	(219,642)	(894,494)
Stock dividend classified as mandatorily redeemable capital stock during the period	30	57	111	173
Balance, end of period	$2,477	$4,536	$2,477	$4,536

Table 11.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2019 and December 31, 2018 (in thousands). The year of redemption in Table 11.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal from the member. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 11.3

Contractual Year of Repurchase	09/30/2019	12/31/2018
Year 1	$—	$—
Year 2	1	—
Year 3	873	1
Year 4	—	1,798
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	1,603	1,798
TOTAL	$2,477	$3,597

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2019, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA for the second quarter of 2019, the FHLBank was classified as adequately capitalized.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 12.1 summarizes the changes in AOCI for the three months ended September 30, 2019 and 2018 (in thousands):

Table 12.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2018	$29,628	$(3,655)	$(1,373)	$24,600
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	3,694			3,694
Accretion of non-credit loss		30		30
Non-credit losses included in basis of securities sold		3,625		3,625
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]			5	5
Net current period other comprehensive income (loss)	3,694	3,655	5	7,354
Balance at September 30, 2018	$33,322	$—	$(1,368)	$31,954

Balance at June 30, 2019	$35,143	$—	$(3,230)	$31,913
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(17,324)			(17,324)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]			95	95
Net current period other comprehensive income (loss)	(17,324)	—	95	(17,229)
Balance at September 30, 2019	$17,819	$—	$(3,135)	$14,684

[1]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 12.2 summarizes the changes in AOCI for the nine months ended September 30, 2019 and 2018 (in thousands):

Table 12.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Net Non-credit Portion of OTTI Gains (Losses) on Held-to-maturity Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	2,116			2,116
Accretion of non-credit loss		513		513
Non-credit losses included in basis of securities sold		3,625		3,625
Reclassifications from other comprehensive income (loss) to net income:
Non-credit OTTI to credit OTTI[1]		25		25
Amortization of net losses - defined benefit pension plan[2]			17	17
Net current period other comprehensive income (loss)	2,116	4,163	17	6,296
Balance at September 30, 2018	$33,322	$—	$(1,368)	$31,954

Balance at December 31, 2018	$19,068	$—	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(1,249)			(1,249)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			240	240
Net current period other comprehensive income (loss)	(1,249)	—	240	(1,009)
Balance at September 30, 2019	$17,819	$—	$(3,135)	$14,684

[1]	Recorded in “Other” non-interest income on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 13 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2019 and December 31, 2018. Additionally, these values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2019 and 2018.

Tables 13.1 and 13.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2019 and December 31, 2018. The FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 13.3 and 13.4.

The carrying value, fair value and fair value hierarchy of the FHLBank’s financial assets and liabilities as of September 30, 2019 and December 31, 2018 are summarized in Tables 13.1 and 13.2 (in thousands):

Table 13.1

	09/30/2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$24,639	$24,639	$24,639	$—	$—	$—
Interest-bearing deposits	481,989	481,989	—	481,989	—	—
Securities purchased under agreements to resell	2,137,374	2,137,374	—	2,137,374	—	—
Federal funds sold	900,000	900,000	—	900,000	—	—
Trading securities	2,901,575	2,901,575	—	2,901,575	—	—
Available-for-sale securities	6,098,929	6,098,929	—	6,098,929	—	—
Held-to-maturity securities	3,728,655	3,717,004	—	3,634,582	82,422	—
Advances	30,634,583	30,680,520	—	30,680,520	—	—
Mortgage loans held for portfolio, net of allowance	9,833,763	10,149,450	—	10,147,407	2,043	—
Accrued interest receivable	150,823	150,823	—	150,823	—	—
Derivative assets	137,050	137,050	—	21,408	—	115,642
Liabilities:
Deposits	756,376	756,376	—	756,376	—	—
Consolidated obligation discount notes	21,044,232	21,045,884	—	21,045,884	—	—
Consolidated obligation bonds	32,441,885	32,528,060	—	32,528,060	—	—
Mandatorily redeemable capital stock	2,477	2,477	2,477	—	—	—
Accrued interest payable	116,478	116,478	—	116,478	—	—
Derivative liabilities	990	990	—	165,693	—	(164,703)
Other Asset (Liability):
Industrial revenue bonds	35,000	35,277	—	35,277	—	—
Financing obligation payable	(35,000)	(35,277)	—	(35,277)	—	—

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

Fair Value Measurements: Tables 13.3 and 13.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2019 and December 31, 2018 (in thousands).

Table 13.3

	09/30/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,533,842	$—	$1,533,842	$—	$—
GSE obligations[2]	468,747	—	468,747	—	—
GSE MBS[3]	898,986	—	898,986	—	—
Total trading securities	2,901,575	—	2,901,575	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,510,728	—	3,510,728	—	—
GSE MBS[4]	2,588,201	—	2,588,201	—	—
Total available-for-sale securities	6,098,929	—	6,098,929	—	—
Derivative assets:
Interest-rate related	136,844	—	21,202	—	115,642
Mortgage delivery commitments	206	—	206	—	—
Total derivative assets	137,050	—	21,408	—	115,642
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$9,137,554	$—	$9,021,912	$—	$115,642

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$332	$—	$165,035	$—	$(164,703)
Mortgage delivery commitments	658	—	658	—	—
Total derivative liabilities	990	—	165,693	—	(164,703)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$990	$—	$165,693	$—	$(164,703)

Nonrecurring fair value measurements - Assets[5]:
Impaired mortgage loans	$2,056	$—	$—	$2,056	$—
Real estate owned	22	—	—	22	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,078	$—	$—	$2,078	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Represents debentures issued by other FHLBanks, Fannie Mae, Farm Credit and Farmer Mac.

[3]	Represents single-family and multi-family MBS issued by Fannie Mae and Freddie Mac.

[4]	Represents multi-family MBS issued by Fannie Mae.

[5]	Includes assets adjusted to fair value during the nine months ended September 30, 2019 and still outstanding as of September 30, 2019.

Table 13.4

	12/31/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$252,377	$—	$252,377	$—	$—
GSE obligations[2]	1,000,495	—	1,000,495	—	—
U.S. obligation MBS[3]	467	—	467	—	—
GSE MBS[4]	897,774	—	897,774	—	—
Total trading securities	2,151,113	—	2,151,113	—	—
Available-for-sale securities:
GSE MBS[5]	1,725,640	—	1,725,640	—	—
Total available-for-sale securities	1,725,640	—	1,725,640	—	—
Derivative assets:
Interest-rate related	35,543	—	87,920	—	(52,377)
Mortgage delivery commitments	552	—	552	—	—
Total derivative assets	36,095	—	88,472	—	(52,377)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,912,848	$—	$3,965,225	$—	$(52,377)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$7,881	$—	$41,499	$—	$(33,618)
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	7,884	—	41,502	—	(33,618)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,884	$—	$41,502	$—	$(33,618)

Nonrecurring fair value measurements - Assets[6]:
Impaired mortgage loans	1,463	—	—	1,463	—
Real estate owned	1,028	—	—	1,028	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,491	$—	$—	$2,491	$—

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $956,780,794,000 and $986,994,515,000 as of September 30, 2019 and December 31, 2018, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2019, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2019 and December 31, 2018, off-balance sheet commitments are presented in Table 14.1 (in thousands):

Table 14.1

	09/30/2019			12/31/2018
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$3,538,145	$7,290	$3,545,435	$3,824,497	$37,933	$3,862,430
Advance commitments outstanding	77,115	31,420	108,535	116,475	43,782	160,257
Commitments for standby bond purchases	184,945	580,884	765,829	69,277	686,602	755,879
Commitments to fund or purchase mortgage loans	375,772	—	375,772	101,551	—	101,551
Commitments to issue consolidated bonds, at par	81,000	—	81,000	—	—	—
Commitments to issue consolidated discount notes, at par	—	—	—	1,825,000	—	1,825,000

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. Our current outstanding standby letters of credit expire no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,300,000 and $1,296,000 as of September 30, 2019 and December 31, 2018, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2022, though some are renewable at the option of the FHLBank. As of September 30, 2019 and December 31, 2018, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the three and nine months ended September 30, 2019 and 2018.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(452,000) and $549,000 as of September 30, 2019 and December 31, 2018, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 15.1 and 15.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 15.1

09/30/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$99,450	28.7%	$312,727	23.6%	$412,177	24.6%
MidFirst Bank	OK	500	0.1	368,500	27.8	369,000	22.1
TOTAL		$99,950	28.8%	$681,227	51.4%	$781,177	46.7%

Table 15.2

12/31/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$24,006	9.6%	$274,000	21.4%	$298,006	19.5%
MidFirst Bank	OK	500	0.2	294,700	23.0	295,200	19.3
TOTAL		$24,506	9.8%	$568,700	44.4%	$593,206	38.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2019 and December 31, 2018 are summarized in Table 15.3 (dollar amounts in thousands).

Table 15.3

	09/30/2019		12/31/2018		09/30/2019		12/31/2018
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
BOKF, N.A.	$6,800,000	22.3%	$6,100,000	21.2%	$29,785	4.0%	$29,288	6.2%
MidFirst Bank	8,200,000	26.9	6,560,000	22.8	850	0.1	331	0.1
TOTAL	$15,000,000	49.2%	$12,660,000	44.0%	$30,635	4.1%	$29,619	6.3%

BOKF, N.A. and MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2019 and 2018.

Transactions with FHLBank Directors’ Financial Institutions: Table 15.4 presents information as of September 30, 2019 and December 31, 2018 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 15.4

	09/30/2019		12/31/2018
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$180,964	0.6%	$157,012	0.5%

Deposits	$29,295	3.9%	$9,679	2.1%

Class A Common Stock	$6,344	1.8%	$4,179	1.7%
Class B Common Stock	5,658	0.4	4,924	0.4
TOTAL CAPITAL STOCK	$12,002	0.7%	$9,103	0.6%

Table 15.5 presents mortgage loans acquired during the three and nine months ended September 30, 2019 and 2018 for members that had an officer or director serving on the FHLBank’s board of directors in 2019 or 2018 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 15.5

	Three Months Ended				Nine Months Ended
	09/30/2019		09/30/2018		09/30/2019		09/30/2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$61,362	5.4%	$24,676	4.3%	$128,251	5.3%	$80,047	5.2%

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

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2019	06/30/2019	03/31/2019	12/31/2018	09/30/2018
Statement of Condition (as of period end):
Total assets	$57,131,130	$60,078,297	$57,427,696	$47,715,256	$51,297,350
Investments[1]	16,248,522	19,442,680	18,522,066	10,305,382	14,440,009
Advances	30,634,583	31,099,119	29,862,995	28,730,113	28,471,709
Mortgage loans, net[2]	9,833,763	9,192,097	8,701,250	8,410,462	8,114,220
Total liabilities	54,472,808	57,497,604	54,948,846	45,261,004	48,907,457
Deposits	756,376	589,543	544,500	473,820	446,282
Consolidated obligation discount notes, net[3]	21,044,232	27,163,395	26,785,113	20,608,332	22,417,330
Consolidated obligation bonds, net[3]	32,441,885	29,516,980	27,400,165	23,966,394	25,836,920
Total consolidated obligations, net[3]	53,486,117	56,680,375	54,185,278	44,574,726	48,254,250
Mandatorily redeemable capital stock	2,477	2,750	3,548	3,597	4,536
Total capital	2,658,322	2,580,693	2,478,850	2,454,252	2,389,893
Capital stock	1,670,690	1,598,504	1,508,396	1,524,537	1,463,923
Total retained earnings	972,948	950,276	942,840	914,022	894,016
AOCI	14,684	31,913	27,614	15,693	31,954
Statement of Income (for the quarterly period ended):
Net interest income	74,415	49,230	63,015	68,175	67,659
Provision (reversal) for credit losses on mortgage loans	393	38	78	372	(391)
Other income (loss)	(1,507)	4,368	12,674	(1,822)	(1,500)
Other expenses	18,633	18,313	16,990	17,722	20,428
Income before assessments	53,882	35,247	58,621	48,259	46,122
Affordable Housing Program (AHP) assessments	5,391	3,529	5,866	4,831	4,618
Net income	48,491	31,718	52,755	43,428	41,504
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	70	68	71	63	69
Dividends paid in stock[4]	25,749	24,214	23,866	23,359	23,209
Weighted average dividend rate[5]	6.61%	6.56%	6.56%	6.24%	6.32%
Dividend payout ratio[6]	53.25%	76.55%	45.37%	53.93%	56.09%
Return on average equity	7.54%	5.13%	8.77%	7.07%	6.89%
Return on average assets	0.33%	0.22%	0.40%	0.33%	0.32%
Average equity to average assets	4.36%	4.37%	4.54%	4.69%	4.67%
Net interest margin[7]	0.51%	0.35%	0.48%	0.52%	0.53%
Total capital ratio[8]	4.65%	4.30%	4.32%	5.14%	4.66%
Regulatory capital ratio[9]	4.63%	4.25%	4.27%	5.12%	4.61%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $905,000, $858,000, $824,000, $812,000 and $656,000 as of September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 14 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $30,000, $40,000, $43,000, $54,000 and $58,000 for the quarters ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

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

Net income increased $7.0 million, or 16.8 percent, to $48.5 million for the three months ended September 30, 2019 compared to $41.5 million for the three months ended September 30, 2018. Net income increased $6.2 million, or 4.8 percent, for the nine months ended September 30, 2019 to $133.0 million compared to $126.8 million for the nine months ended September 30, 2018. The increase in both periods was driven by fair value fluctuations on derivatives and trading securities and the change in net interest income for the respective period. Declines in longer-term market interest rates since December 31, 2018 resulted in unrealized fair value losses recorded for the majority of economic derivatives for both the three- and nine-month periods ended September 30, 2019; however, those losses were largely offset by positive fair value fluctuations on trading securities. Fair value net losses on economic derivatives and trading securities were recorded for both the three- and nine-month periods in the prior year, resulting in an increase in other income for both the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year. Included in net income for the three months ended September 30, 2019 was an out-of-period adjustment of $14.3 million that related to hedged item valuations for certain available-for-sale securities in fair value hedging relationships and resulted in an increase in available-for-sale interest income and a reduction in other comprehensive income. For additional information on the out-of-period adjustment, see Note 1 of the Notes to Financial Statements under Part I, Item 1.

Net interest income for the three months ended September 30, 2019 was $74.4 million compared to $67.7 million for the same period in the prior year. For the nine months ended September 30, 2019, net interest income was $186.7 million compared to $203.0 million for the same period in the prior year. The average cost of debt increased for both the three- and nine-month periods ended September 30, 2019 compared to the same periods in the prior year due to an increase in average short-term interest rates between periods. Market interest rates, particularly long-term interest rates, decreased during the second and third quarters of 2019, which caused an increase in prepayment speeds on mortgage-related assets, resulting in acceleration of premium amortization. However, this decrease in long-term market interest rates allowed us to replace some callable consolidated obligation bonds at a lower cost, which we expect will eventually partially offset the recent increase in the average cost of debt. Accelerated amortization of concessions (i.e., broker fees) on called debt and accelerated premium amortization on mortgages and MBS reduced net interest income for both the three- and nine-month periods ended September 30, 2019. Both periods were also impacted by fair value fluctuations on designated fair value hedges; however, the impact was positive for the third quarter of 2019 due to the out-of-period adjustment and negative for the 2019 year-to-date period. Detailed discussion relating to the fluctuations in net interest income can be found under this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

The change in net interest income for both the three- and nine-month periods ended September 30, 2019 was also impacted by the adoption of a new hedge accounting standard on January 1, 2019 that requires fair value fluctuations on designated fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense for us. The guidance was adopted prospectively, so the fair value fluctuations on fair value hedges in the prior year are presented in other income, which creates a lack of comparability between periods.

Total assets increased $9.4 billion, or 19.7 percent, from December 31, 2018 to September 30, 2019 primarily due to increases in short- and long-term investments, advances, and mortgage loans. The majority of the increase and change in composition of investments was in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $5.0 billion in U.S. Treasury obligations since the third quarter of 2018.

Total liabilities increased $9.2 billion, or 20.4 percent, from December 31, 2018 to September 30, 2019. This increase was primarily due to an $8.5 billion increase in consolidated obligation bonds and a $0.4 billion increase in consolidated obligation discount notes to fund asset growth. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, or other indices. Short-term advances, including line of credit advances, represent the majority of the assets funded by term discount notes. We also use term and overnight discount notes to fund overnight investments to maintain liquidity sufficient to meet the advance needs of members. For additional information, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Total capital increased $204.1 million, or 8.3 percent, between periods due to the increase in capital stock from increased advance utilization and net income in excess of dividends paid.

The increase in net income for the current quarter resulted in an increase in return on average equity (ROE), from 6.89 percent for the three months ended September 30, 2018 to 7.54 percent for the three months ended September 30, 2019. The increase in net income combined with a decrease in average capital for the current nine-month period resulted in an increase in ROE, from 6.74 percent for the nine months ended September 30, 2018 compared to 7.14 percent for the nine months ended September 30, 2019. The weighted average dividend rate for the three months ended September 30, 2019 was 6.61 percent, which represented a dividend payout ratio of 53.2 percent, compared to a weighted average dividend rate of 6.32 percent and a payout ratio of 56.1 percent for the same period in 2018. The weighted average dividend rate for the nine months ended September 30, 2019 was 6.58 percent, which represented a dividend payout ratio of 55.7 percent, compared to a weighted average dividend rate of 6.10 percent and a payout ratio of 57.7 percent for the same period in 2018.

The increase in the weighted average dividend rates was due to increases in the dividend rate on our Class A Common Stock and Class B Common Stock between periods and differences in the mix of outstanding Class A Common Stock and Class B Common Stock between periods. The Class A Common Stock dividend rate increased from 2.00 percent to 2.50 percent and the Class B Common Stock dividend rate increased from 7.25 percent to 7.50 percent between September 30, 2018 and September 30, 2019. Factors impacting the outstanding stock class mix and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2).

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission achievement guidance. We intend to manage our balance sheet with an emphasis towards maintaining a primary mission asset ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances (primary mission asset ratio) was 75 percent for the nine months ended September 30, 2019. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the primary mission asset ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2019	09/30/2018	09/30/2019	09/30/2018	09/30/2019	12/31/2018	09/30/2018
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1,2]	2.28%	1.93%	2.38%	N/A	2.35%	3.00%	2.25%
Federal funds effective rate[1]	2.20	1.92	2.33	1.70%	1.90	2.40	2.18
Federal Reserve interest rate on excess reserves[1]	2.15	1.96	2.30	1.76	1.80	2.40	2.20
3-month U.S. Treasury bill[1]	2.02	2.06	2.26	1.83	1.84	2.36	2.20
3-month LIBOR[1]	2.20	2.34	2.46	2.20	2.09	2.81	2.40
2-year U.S. Treasury note[1]	1.68	2.66	2.10	2.43	1.62	2.51	2.82
5-year U.S. Treasury note[1]	1.62	2.81	2.07	2.70	1.55	2.53	2.95
10-year U.S. Treasury note[1]	1.79	2.92	2.26	2.87	1.68	2.70	3.06
30-year residential mortgage note rate[1,3]	3.99	4.83	4.31	4.72	3.99	4.84	4.96

[1]	Source is Bloomberg.

[2]	SOFR was first published on April 3, 2018.

[3]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the first nine months of 2019, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable, although the yield curve inverted, which made shorter-term debt more expensive relative to longer-term structures. During the October 2019 meeting, the Federal Open Market Committee (FOMC) lowered the target Federal funds rate another 25 basis points, the third decrease since the FOMC began a series of rate increases in 2015, citing global economic uncertainty and persistently low inflationary pressures. The possibility of an additional reduction in the Federal funds rate in 2019 is contingent upon, among other things, labor market conditions, inflation indicators and expectations, and financial and international developments. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the United Kingdom's Financial Conduct Authority (FCA) announced that it plans to phase out the regulatory oversight of LIBOR interest rate indices by 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee in the United States has proposed SOFR as its recommended alternative to US Dollar (USD) LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. As noted throughout this quarterly report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to LIBOR (USD LIBOR only). A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2019.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2019 vs. 09/30/2018		09/30/2019 vs. 09/30/2018
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$78,938	24.9%	$242,303	26.7%
Total interest expense	72,182	28.9	258,665	36.8
Net interest income	6,756	10.0	(16,362)	(8.1)
Provision (reversal) for credit losses on mortgage loans	784	200.5	854	247.5
Net interest income after mortgage loan loss provision	5,972	8.8	(17,216)	(8.5)
Net gains (losses) on trading securities	27,700	240.6	137,279	271.9
Net gains (losses) on derivatives and hedging activities	(26,418)	(438.0)	(108,600)	(366.1)
Other non-interest income	(1,289)	(32.4)	(2,119)	(21.6)
Total other income (loss)	(7)	(0.5)	26,560	240.9
Operating expenses	(2,633)	(15.1)	501	1.2
Other non-interest expenses	838	28.1	2,049	22.9
Total other expenses	(1,795)	(8.8)	2,550	5.0
AHP assessments	773	16.7	673	4.8
NET INCOME	$6,987	16.8%	$6,121	4.8%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Nine Months Ended
	09/30/2019		09/30/2018		09/30/2019		09/30/2018
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$132,737	33.5%	$92,374	29.2%	$359,216	31.3%	$258,002	28.5%
Advances	186,431	47.1	158,943	50.1	563,602	49.0	460,751	50.8
Mortgage loans held for portfolio	76,546	19.3	65,424	20.6	225,015	19.6	186,709	20.6
Other	346	0.1	381	0.1	1,097	0.1	1,165	0.1
TOTAL INTEREST INCOME	$396,060	100.0%	$317,122	100.0%	$1,148,930	100.0%	$906,627	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the three months ended September 30, 2019 was $48.5 million compared to $41.5 million for the three months ended September 30, 2018. Net income for the nine months ended September 30, 2019 was $133.0 million compared to $126.8 million for the nine months ended September 30, 2018. The increase in both periods was driven by fair value fluctuations on derivatives and trading securities and the change in net interest income for the respective period. Declines in longer-term market interest rates since December 31, 2018 resulted in unrealized fair value losses recorded for the majority of economic derivatives for the three and nine months ended September 30, 2019; however, those losses were largely offset by positive fair value fluctuations on trading securities. The prior year comparative periods recorded fair value net losses on economic derivatives and trading securities, which resulted in an increase in other income for both the three- and nine-month periods ended September 30, 2019 when compared to the same periods in the prior year (for further discussion see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gains (Losses) on Derivatives and Hedging Activities"). Included in net income for the three months ended September 30, 2019 was an out-of-period adjustment of $14.3 million that related to hedged item valuations for certain available-for-sale securities in fair value hedging relationships and resulted in an increase in available-for-sale interest income and a reduction in other comprehensive income. For additional information on the out-of-period adjustment, see Note 1 of the Notes to Financial Statements under Part I, Item 1.

Net Interest Income: Net interest income, which includes interest earned on advances, mortgage loans, and investments less interest paid on consolidated obligations, deposits, and other borrowings is the primary source of our earnings. Net interest income increased $6.8 million for the three months ended September 30, 2019 and decreased $16.4 million for the nine months ended September 30, 2019 compared to the prior year periods. The average cost of debt increased for both the three- and nine-month periods due to an increase in average short-term interest rates between periods. Market interest rates, particularly long-term interest rates, decreased during the second and third quarters of 2019, which caused an increase in prepayment speeds on mortgage-related assets, resulting in acceleration of premium amortization. However, this decrease in long-term market interest rates allowed us to replace some callable consolidated obligation bonds at a lower cost, which we expect will eventually partially offset some of the recent increase in the average cost of debt. Accelerated amortization of concessions (i.e., broker fees) on called debt and accelerated premium amortization on mortgages and MBS reduced net interest income for both the three- and nine-month periods. Both periods were also impacted by fair value fluctuations on designated fair value hedges; however, the impact was positive for the quarter largely due to the impact of the out-of-period adjustment and negative for the year-to-date period.

Net interest margin decreased from 53 basis points for the three months ended September 30, 2018 to 51 basis points for the three months ended September 30, 2019, and decreased from 50 basis points for the nine months ended September 30, 2018 to 45 basis points for the nine months ended September 30, 2019. The decline in net interest margin unrelated to fair value fluctuations for both periods was primarily due to an increase in the cost of consolidated obligations, which increased 26 basis points and 60 basis points for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods. Net interest spread decreased for the three and nine months ended September 30, 2019 compared to the prior year periods primarily due also to the increase in the cost of debt and the resulting margin compression, which is discussed in greater detail below (see Tables 9 and 11).

The average yield on investments, which consists of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities increased 38 basis points, from 2.37 percent for the three months ended September 30, 2018 to 2.75 percent for the three months ended September 30, 2019. The average yield on investments increased 43 basis points, from 2.16 percent for the nine months ended September 30, 2018 to 2.59 percent for the nine months ended September 30, 2019. The increase in yields for both periods was primarily a result of the increase in short-term interest rates and higher average balances of money market investments and growth in higher-yielding fixed rate multi-family GSE MBS, along with the upward repricing of indices associated with variable rate instruments. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements while maintaining targeted leverage. For both periods, this increase in yield was partially offset by purchases of U.S. Treasury obligations with average yields lower than the existing portfolio in response to changes to regulatory liquidity requirements.

The average yield on advances increased 19 basis points, from 2.31 percent for the three months ended September 30, 2018 to 2.50 percent for the three months ended September 30, 2019. The average yield on advances increased 65 basis points, from 2.00 percent for the nine months ended September 30, 2018 to 2.65 percent for the nine months ended September 30, 2019. The increase in the average yield on advances during both the three and nine months ended September 30, 2019 compared to the prior year periods was due to continued increases in our cost of funds related to FOMC policy changes between periods and the corresponding overall increase in average short term rates, which adjusted variable rate advances and advance originations upward and positively impacted the net interest settlements on swapped advances. The average balance of advances increased $2.3 billion, or 8.4 percent, from the three months ended September 30, 2018 compared to the same period in 2019. The average balance of advances decreased $2.3 billion, or 7.4 percent, from the nine months ended September 30, 2018 to the same period of 2019. The decline in the average balance of advances for the year-to-date period is relative to higher advance balances in the first half of 2018, when the spread between short-term advances and excess reserves at the Federal Reserve was more favorable for our members. The change in the relationship between certain short-term rates between periods decreased demand, as short-term advance rates became less attractive relative to the rate on excess reserves, but demand for short-term advances rebounded in the third quarter of 2019 due to the decline in interest rates.

The average yield on mortgage loans decreased 7 basis points, from 3.26 percent for the three months ended September 30, 2018 to 3.19 percent for the three months ended September 30, 2019. The average yield on mortgage loans increased 8 basis points, from 3.26 percent for the nine months ended September 30, 2018 to 3.34 percent for the nine months ended September 30, 2019. The decrease in yield for the three-month period was a result of increased premium amortization. Premium amortization is generally tied to prepayment rates (amortization accelerates as prepayments increase) and prepayments have increased with the decline in mortgage rates since September 30, 2018. Premium amortization is expected to remain at or near current levels or increase, as mortgage interest rates are expected to remain at current levels or decline. Spreads on mortgage loans have improved, as some of the debt funding the portfolio was called and replaced at lower rates during the second and third quarters of 2019.

The average cost of consolidated obligation bonds increased 26 basis points, from 2.11 percent for the three months ended September 30, 2018 to 2.37 percent for the current three-month period, and the average cost of discount notes increased 24 basis points over the same period, from 1.96 percent for the three months ended September 30, 2018 to 2.20 percent for the three months ended September 30, 2019. The average cost of consolidated obligation bonds increased 53 basis points, from 1.93 percent for the nine months ended September 30, 2018 to 2.46 percent for the nine months ended September 30, 2019. The average cost of discount notes increased 66 basis points, from 1.69 percent for the nine months ended September 30, 2018 to 2.35 percent for the nine months ended September 30, 2019. The increase in the average cost of consolidated obligation bonds and discount notes was a result of the increase in interest rates, most notably short-term interest rates, between periods. The decline in interest rates during the second and third quarters of 2019 allowed us to call some callable consolidated obligation bonds and replace at a lower cost, which will ultimately offset some of the increase in the average cost of debt. For further discussion of how we use discount notes and bonds, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. For 2019, net interest income includes unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as a result of new hedge accounting guidance adopted January 1, 2019. Further, in both 2018 and 2019, net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 13 through 16 under this Item 2), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 5 through 8 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 5

	Three Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(924)	$12,610	$—	$—	$114	$11,800
Net amortization/accretion of hedging activities	(182)	—	(658)	—	—	(840)
Net interest received (paid)	4,588	1,665	—	(1)	(1,260)	4,992
TOTAL	$3,482	$14,275	$(658)	$(1)	$(1,146)	$15,952

Table 6

	Three Months Ended 09/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Net amortization/accretion of hedging activities	$(1,022)	$—	$(53)	$—	$(1,075)
Net interest received (paid)	4,385	510	—	(2,280)	2,615
TOTAL	$3,363	$510	$(53)	$(2,280)	$1,540

Table 7

	Nine Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,964)	$(4,673)	$—	$—	$(462)	$(7,099)
Net amortization/accretion of hedging activities	(1,172)	—	(1,776)	—	—	(2,948)
Net interest received (paid)	18,374	5,308	—	9	(7,997)	15,694
TOTAL	$15,238	$635	$(1,776)	$9	$(8,459)	$5,647

Table 8

	Nine Months Ended 09/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Net amortization/accretion of hedging activities	$(3,283)	$—	$(182)	$—	$(3,465)
Net interest received (paid)	4,423	(752)	—	(2,700)	971
TOTAL	$1,140	$(752)	$(182)	$(2,700)	$(2,494)

Table 9 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 9

	Three Months Ended
	09/30/2019			09/30/2018
	Average Balance	Interest Income/ Expense	Yield[1]	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$920,843	$5,300	2.28%	$778,834	$3,931	2.00%
Securities purchased under agreements to resell	4,437,123	26,768	2.39	3,989,197	20,618	2.05
Federal funds sold	1,456,826	8,179	2.23	1,604,630	7,896	1.95
Investment securities[2,3]	12,354,021	92,490	2.97	9,078,722	59,929	2.62
Advances[3,4]	29,613,293	186,431	2.50	27,319,208	158,943	2.31
Mortgage loans[5,6]	9,508,161	76,546	3.19	7,967,297	65,424	3.26
Other interest-earning assets	45,861	346	2.99	45,700	381	3.30
Total earning assets	58,336,128	396,060	2.69	50,783,588	317,122	2.48
Other non-interest-earning assets	227,491			357,581
Total assets	$58,563,619			$51,141,169

Interest-bearing liabilities:
Deposits	$542,683	2,540	1.86	$543,255	2,289	1.67
Consolidated obligations[3]:
Discount Notes	24,054,320	133,680	2.20	21,865,096	108,137	1.96
Bonds	30,952,832	185,096	2.37	26,025,883	138,668	2.11
Other borrowings	46,487	329	2.81	54,836	369	2.66
Total interest-bearing liabilities	55,596,322	321,645	2.29	48,489,070	249,463	2.04
Capital and other non-interest-bearing funds	2,967,297			2,652,099
Total funding	$58,563,619			$51,141,169

Net interest income and net interest spread[7]		$74,415	0.40%		$67,659	0.44%

Net interest margin[8]			0.51%			0.53%

[1]
The out-of-period adjustment of $14.3 million to interest income increased the yield on investments and total earning assets, net interest spread, and net interest margin. The out-of-period adjustment had no impact on the year-to-date calculations in Table 11.

2 The non-credit portion of the OTTI discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

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

[4]	Advance income includes prepayment fees on terminated advances.

[5]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $1.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively.

[6]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[7]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[8]	Net interest margin is defined as net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 10 summarizes changes in interest income and interest expense (in thousands):

Table 10

	Three Months Ended
	09/30/2019 vs. 09/30/2018
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$774	$595	$1,369
Securities purchased under agreements to resell	2,470	3,680	6,150
Federal funds sold	(768)	1,051	283
Investment securities	23,735	8,826	32,561
Advances	13,901	13,587	27,488
Mortgage loans	12,428	(1,306)	11,122
Other assets	1	(36)	(35)
Total interest-earning assets	52,541	26,397	78,938
Interest Expense[3]:
Deposits	(2)	253	251
Consolidated obligations:
Discount notes	11,426	14,117	25,543
Bonds	28,202	18,226	46,428
Other borrowings	(59)	19	(40)
Total interest-bearing liabilities	39,567	32,615	72,182
Change in net interest income	$12,974	$(6,218)	$6,756

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

Table 11 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	Nine Months Ended
	09/30/2019			09/30/2018
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$856,180	$15,518	2.42%	$705,057	$9,402	1.78%
Securities purchased under agreements to resell	4,512,240	84,266	2.50	3,369,892	46,610	1.85
Federal funds sold	1,583,982	28,058	2.37	2,343,044	29,539	1.69
Investment securities[1,2]	11,585,625	231,374	2.67	9,563,982	172,451	2.41
Advances[2,3]	28,486,279	563,602	2.65	30,765,902	460,751	2.00
Mortgage loans[4,5]	9,004,201	225,015	3.34	7,656,992	186,709	3.26
Other interest-earning assets	47,627	1,097	3.08	45,761	1,165	3.40
Total earning assets	56,076,134	1,148,930	2.74	54,450,630	906,627	2.23
Other non-interest-earning assets	271,516			341,634
Total assets	$56,347,650			$54,792,264

Interest-bearing liabilities:
Deposits	$511,000	7,701	2.01	$559,483	6,113	1.46
Consolidated obligations[2]:
Discount Notes	24,619,124	433,473	2.35	24,883,153	314,109	1.69
Bonds	28,290,980	519,967	2.46	26,506,554	382,442	1.93
Other borrowings	54,571	1,129	2.77	44,522	941	2.82
Total interest-bearing liabilities	53,475,675	962,270	2.41	51,993,712	703,605	1.81
Capital and other non-interest-bearing funds	2,871,975			2,798,552
Total funding	$56,347,650			$54,792,264

Net interest income and net interest spread[6]		$186,660	0.33%		$203,022	0.42%

Net interest margin[7]			0.45%			0.50%

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $5.0 million and $4.5 million for the nine months ended September 30, 2019 and 2018, respectively.

[5]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[6]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[7]	Net interest margin is defined as net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 12 summarizes changes in interest income and interest expense (in thousands):

Table 12

	Nine Months Ended
	09/30/2019 vs. 09/30/2018
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$2,286	$3,830	$6,116
Securities purchased under agreements to resell	18,521	19,135	37,656
Federal funds sold	(11,292)	9,811	(1,481)
Investment securities	39,051	19,872	58,923
Advances	(36,195)	139,046	102,851
Mortgage loans	33,566	4,740	38,306
Other assets	46	(114)	(68)
Total earning assets	45,983	196,320	242,303
Interest Expense[3]:
Deposits	(567)	2,155	1,588
Consolidated obligations:
Discount notes	(3,367)	122,731	119,364
Bonds	27,137	110,388	137,525
Other borrowings	208	(20)	188
Total interest-bearing liabilities	23,411	235,254	258,665
Change in net interest income	$22,572	$(38,934)	$(16,362)

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

As reflected in Tables 13 through 16, the majority of the derivative net unrealized gains and losses are related to changes in the fair values of economic hedges, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic hedges flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. For periods prior to January 1, 2019, ineffectiveness on fair value hedges contributed to unrealized gains and losses on derivatives, but to a lesser degree. Beginning January 1, 2019, fair value fluctuations on fair value hedges are recorded in the financial statement line item related to the hedged item (i.e., interest income or expense) in accordance with the prospective adoption of new hedge accounting guidance. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be a function of the general level of LIBOR swap rates and the spread between the LIBOR swap curve and the GSE interest rate curve (interest rates swaps that are economic hedges of GSE debentures held in trading), but will also be affected by the spread between the LIBOR swap curve and mortgage rates (interest rate swaps that are economic hedges of fixed rate GSE MBS held in trading), the OIS curve and U.S. Treasury rates, and the SOFR swap curve and U.S. Treasury rates (interest rate swaps that are economic hedges of fixed rate U.S. Treasury obligations held in trading). Tables 13 through 16 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 13

	Three Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(905)	$(21,050)	$—	$(67)	$1,962	$(20,060)
Mortgage delivery commitments	—	—	365	—	—	365
Economic hedges – net interest received (paid)	(5)	(315)	—	(42)	(329)	(691)
Net gains (losses) on derivatives and hedging activities	(910)	(21,365)	365	(109)	1,633	(20,386)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	16,375	—	—	—	16,375
TOTAL	$(910)	$(4,990)	$365	$(109)	$1,633	$(4,011)

Table 14

	Three Months Ended 09/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Net gains (losses) on derivatives and hedging activities:
Fair value hedges - unrealized gains (losses) due to fair value changes	$(268)	$(131)	$—	$261	$—	$(138)
Economic hedges – unrealized gains (losses) due to fair value changes	—	10,356	—	(1,917)	—	8,439
Mortgage delivery commitments	—	—	(710)	—	—	(710)
Economic hedges – net interest received (paid)	—	(540)	—	(652)	—	(1,192)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(367)	(367)
Net gains (losses) on derivatives and hedging activities	(268)	9,685	(710)	(2,308)	(367)	6,032
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(10,637)	—	—	—	(10,637)
TOTAL	$(268)	$(952)	$(710)	$(2,308)	$(367)	$(4,605)

Table 15

	Nine Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,385)	$(94,567)	$—	$18	$15,467	$(81,467)
Mortgage delivery commitments	—	—	3,836	—	—	3,836
Commitment to issue discount notes	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(9)	700	—	(47)	(1,882)	(1,238)
Net gains (losses) on derivatives and hedging activities	(2,394)	(93,867)	3,836	(99)	13,585	(78,939)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	87,361	—	—	—	87,361
TOTAL	$(2,394)	$(6,506)	$3,836	$(99)	$13,585	$8,422

Table 16

	Nine Months Ended 09/30/2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Other	Total
Net gains (losses) on derivatives and hedging activities:
Fair value hedges - unrealized gains (losses) due to fair value changes	$(2,272)	$415	$—	$(113)	$—	$(1,970)
Economic hedges – unrealized gains (losses) due to fair value changes	—	53,818	—	(14,484)	—	39,334
Mortgage delivery commitments	—	—	(2,242)	—	—	(2,242)
Economic hedges – net interest received (paid)	—	(3,889)	—	(703)	—	(4,592)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	(869)	(869)
Net gains (losses) on derivatives and hedging activities	(2,272)	50,344	(2,242)	(15,300)	(869)	29,661
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(49,177)	—	—	—	(49,177)
TOTAL	$(2,272)	$1,167	$(2,242)	$(15,300)	$(869)	$(19,516)

For the three and nine months ended September 30, 2019, net gains and losses on derivatives and hedging activities resulted in a decrease in net income of $26.4 million and $108.6 million, respectively, compared to the prior year periods primarily as a result of changes in the LIBOR swap curve between periods, and, to a lesser extent, changes in other swap indices. The majority of the declines in fair value for both periods were related to the economic interest rate swaps hedging the multi-family GSE MBS, GSE debentures, and U.S. Treasury obligations. The overall increase in the level of swap index rates from September 30, 2018 to September 30, 2019 had a positive impact on the net interest settlements of interest rate swaps, which increased net income by $0.5 million and $3.4 million for the three and nine months ended September 30, 2019, respectively, compared to the prior year periods.

The net unrealized losses on the economic interest rate swaps hedging the multi-family GSE MBS, U.S. Treasury obligations, and GSE debentures were mostly offset by the net unrealized gains attributable to the swapped securities, which are recorded in net gains (losses) on trading securities. The unrealized gains on trading securities were generally driven by the decreases in interest rates between periods and are discussed in greater detail below. Tables 17 and 18 present the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 17

	Three Months Ended
	09/30/2019			09/30/2018
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$(5,268)	$2,565	$(2,703)	$(466)	$344	$(122)
GSE debentures	(3,709)	3,551	(158)	3,373	(3,601)	(228)
GSE MBS	(11,842)	10,259	(1,583)	7,633	(7,380)	253
TOTAL	$(20,819)	$16,375	$(4,444)	$10,540	$(10,637)	$(97)

Table 18

	Nine Months Ended
	09/30/2019			09/30/2018
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(25,894)	$22,090	$(3,804)	$(466)	$344	$(122)
GSE debentures	(19,265)	18,747	(518)	16,697	(15,181)	1,516
GSE MBS	(48,916)	46,524	(2,392)	37,209	(34,340)	2,869
TOTAL	$(94,075)	$87,361	$(6,714)	$53,440	$(49,177)	$4,263

For additional detail regarding gains and losses on trading securities, see Table 19 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 50 and 51 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 13 through 16. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 19 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 19

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Trading securities not hedged:
GSE debentures	$(58)	$(614)	$(495)	$(1,371)
U.S. obligation MBS and GSE MBS	(8)	(1)	(82)	34
Short-term securities	(123)	(262)	—	19
Total trading securities not hedged	(189)	(877)	(577)	(1,318)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	2,565	344	22,090	344
GSE debentures	3,551	(3,601)	18,747	(15,181)
GSE MBS	10,259	(7,380)	46,524	(34,340)
Total trading securities hedged on an economic basis with derivatives	16,375	(10,637)	87,361	(49,177)
TOTAL	$16,186	$(11,514)	$86,784	$(50,495)

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multi-family GSE MBS, with smaller percentages of variable rate GSE debentures and GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Tables 17 and 18 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. We experienced unrealized gains of $10.3 million and $46.5 million on our fixed rate multi-family GSE MBS investments for the three and nine months ended September 30, 2019, respectively, compared to unrealized losses of $7.4 million and $34.3 million for the three and nine months ended September 30, 2018, respectively, due to a decrease in mortgage-related interest rates between periods. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures and U.S. Treasury obligations for the three months and nine months ended September 30, 2019. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

See Tables 50 and 51 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, decreased $1.8 million for the three months ended September 30, 2019 compared to the prior year period mostly due to fluctuations in the cost of employee benefits. Other expenses increased $2.6 million for the nine months ended September 30, 2019 compared to the prior year period due primarily to an increase in mortgage loan transaction fees due to the growth in the mortgage loan portfolio.

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

We believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility, gains/losses on instrument sales, or transactions that are considered unpredictable or not routine. Our business model is primarily one of holding assets and liabilities to maturity. However, we utilize some assets and liabilities for liquidity purposes, which may involve periodic instrument sales. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this quarterly report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

Table 20 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 20

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Net income, as reported under GAAP	$48,491	$41,504	$132,964	$126,843
AHP assessments	5,391	4,618	14,786	14,113
Income before AHP assessments	53,882	46,122	147,750	140,956
Derivative (gains) losses[1]	7,895	(7,224)	84,800	(34,253)
Trading (gains) losses	(16,186)	11,514	(86,784)	50,495
Prepayment fees on terminated advances	(373)	(153)	(517)	(254)
Net (gains) losses on sale of held-to-maturity securities	—	(1,529)	46	(1,591)
Total excluded items	(8,664)	2,608	(2,455)	14,397
Adjusted income (a non-GAAP measure)	$45,218	$48,730	$145,295	$155,353

[1]	Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements (see next table) on economic hedges.

Adjusted income decreased $3.5 million for the three months ended September 30, 2019 compared to the same period in the prior year. The decrease was primarily due to a $4.8 million decrease in adjusted net interest income (see Table 21), which was partially offset by a $1.8 million decrease in other expenses mostly due to fluctuations in the cost of employee benefits. Adjusted income decreased $10.1 million for the nine months ended September 30, 2019 compared to the same period in the prior year as a result of a $6.2 million decrease in adjusted net interest income and a $2.6 million increase in other expenses. For both the three- and nine-month periods ended September 30, 2019, the decline in adjusted net interest income compared to the same periods in the prior year was a result of accelerated amortization of concessions on called bonds and accelerated amortization of premiums on mortgage-related assets, as discussed previously. The increase in other expenses for the nine-month period ended September 30, 2019 was due primarily to an increase in mortgage loan transaction fees due to growth in the mortgage loan portfolio.

Table 21 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 21

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Net interest income, as reported under GAAP	$74,415	$67,659	$186,660	$203,022
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income[1]	(11,800)	—	7,099	—
Net interest settlements on economic hedges	(691)	(1,192)	(1,238)	(4,592)
Prepayment fees on terminated advances	(373)	(153)	(517)	(254)
Adjusted net interest income (a non-GAAP measure)	$61,551	$66,314	$192,004	$198,176

Net interest margin, as calculated under GAAP for the period	0.51%	0.53%	0.45%	0.50%
Adjusted net interest margin (a non-GAAP measure)	0.42%	0.52%	0.46%	0.49%
_________

[1]
Beginning January 1, 2019, fair value gains and losses on fair value hedges are required to be presented in the income statement line item related to the hedged item, which impacts net interest income prospectively.

Management uses adjusted income to evaluate the quality of our earnings. FHLBank management believes that the presentation of adjusted income as measured for management purposes enhances the understanding of our performance by highlighting its underlying results and profitability. Management uses adjusted net interest income to evaluate the earnings impact of economic hedges. Under GAAP, the net interest amount that converts economically swapped fixed rate investments or liabilities to a variable rate is recorded as part of net gains (losses) on derivatives and hedging activities rather than net interest income. Presenting fixed rate investments with the corresponding net interest amount in adjusted net interest income reflects the widening of the spread between the variable rate assets created by the economic hedge and the variable rate liabilities funding them as a result of the change in average LIBOR, SOFR, or OIS between periods. Further, beginning January 1, 2019, fair value gains and losses on fair value hedges are required to be presented in the income statement line item related to the hedged item, which impacts net interest income. These fluctuations are excluded from the calculation of adjusted net income and adjusted net interest income.

Table 22 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decreases in adjusted ROE for the three and nine months ended September 30, 2019 compared to the same periods in the prior year reflect the decrease in adjusted net income for both periods.

Adjusted ROE spread for the three and nine months ended September 30, 2019 and 2018 is calculated as follows (dollar amounts in thousands):

Table 22

	Three Months Ended		Nine Months Ended
	09/30/2019	09/30/2018	09/30/2019	09/30/2018
Average GAAP total capital for the period	$2,551,704	$2,388,912	$2,490,516	$2,516,496
ROE, based upon GAAP net income	7.54%	6.89%	7.14%	6.74%
Adjusted ROE, based upon adjusted income	7.03%	8.09%	7.80%	8.25%
Average overnight Federal funds effective rate	2.20%	1.92%	2.33%	1.70%
Adjusted ROE as a spread to average overnight Federal funds effective rate	4.83%	6.17%	5.47%	6.55%

Financial Condition
Overall: Total assets increased $9.4 billion, or 19.7 percent, from December 31, 2018 to September 30, 2019 primarily due to increases in short- and long-term investments, advances, and mortgage loans. The majority of the increase and change in composition of investments was in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $5.0 billion in U.S. Treasury obligations since the third quarter of 2018. Total capital increased $204.1 million, or 8.3 percent, between periods due to the increase in outstanding capital stock from advance utilization and net income in excess of dividends paid.

Average interest-earning assets increased $7.6 billion, or 14.9 percent, for the three months ended September 30, 2019 and increased $1.6 billion, or 3.0 percent, for the nine months ended September 30, 2019. The average balance of advances increased for the quarter ended September 30, 2019, primarily due to increases in short-term advances due to a decrease in short-term interest rates during the quarter. The average balance of advances declined for the year-to-date period, but higher average levels of investment securities and continued strong growth in the average balances of mortgage loans kept average interest-earning assets relatively steady. The decline in the average balance of advances resulted from the change in the relationship between certain short-term rates, as short-term advance rates became less attractive relative to the rate on excess reserves. The increase in mortgage loans was attributed in large part to continued production from our top five PFIs and utilization of recent program enhancements that provide PFIs with additional funding opportunities.

Total liabilities increased $9.2 billion, or 20.4 percent, from December 31, 2018 to September 30, 2019. This increase was primarily due to an $8.5 billion increase in consolidated obligation bonds and a $0.4 billion increase in consolidated obligation discount notes to fund the growth in assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, or other indices. We replaced some discount note funding with bonds indexed to SOFR during the third quarter of 2019. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Dividends paid to members totaled $74.0 million for the nine months ended September 30, 2019 compared to $73.2 million for the same period in the prior year. The weighted average dividend rate for the three months ended September 30, 2019 was 6.61 percent, which represented a dividend payout ratio of 53.2 percent, compared to a weighted average dividend rate of 6.32 percent and a payout ratio of 56.1 percent for the same period in 2018. The weighted average dividend rate for the nine months ended September 30, 2019 was 6.58 percent which represented a dividend payout ratio of 55.7 percent, compared to a weighted average dividend rate of 6.10 percent and a payout ratio of 57.7 percent for the same period in 2018.

Short-term money market investments and investment securities increased notably as a percentage of assets at September 30, 2019 compared to December 31, 2018. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements while maintaining targeted leverage. The increase in investment securities was largely due to purchases of U.S. Treasury obligations in response to regulatory liquidity requirements that became effective March 31, 2019. We continue to fund our short-term advances and overnight investments with term and overnight discount notes, but we also began to fund overnight investments with floating rate bonds, which contributed to the increased allocation of consolidated obligation bonds as a percentage of total consolidated obligations, along with the bonds issued to fund the growth in mortgage loans and U.S. Treasury obligations. The decrease in the percentage of advances and mortgage loans to total assets was a direct result of the increase in short-term investments and investment securities at September 30, 2019 compared to December 31, 2018. Table 23 presents the percentage concentration of the major components of our Statements of Condition:

Table 23

	Component Concentration
	09/30/2019	12/31/2018
Assets:
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	6.2%	4.1%
Investment securities	22.3	17.5
Advances	53.6	60.2
Mortgage loans, net	17.2	17.6
Other assets	0.7	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.3%	1.0%
Consolidated obligation discount notes, net	36.8	43.2
Consolidated obligation bonds, net	56.8	50.2
Other liabilities	0.4	0.5
Total liabilities	95.3	94.9

Capital:
Capital stock outstanding	2.9	3.2
Retained earnings	1.7	1.9
Accumulated other comprehensive income (loss)	0.1	—
Total capital	4.7	5.1
Total liabilities and capital	100.0%	100.0%

Table 24 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 24

	Increase (Decrease) in Components
	09/30/2019 vs. 12/31/2018
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$9,579	63.6%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	1,547,607	78.5
Investment securities	4,395,533	52.7
Advances	1,904,470	6.6
Mortgage loans, net	1,423,301	16.9
Other assets	135,384	53.3
Total assets	$9,415,874	19.7%

Liabilities:
Deposits	$282,556	59.6%
Consolidated obligation discount notes, net	435,900	2.1
Consolidated obligation bonds, net	8,475,491	35.4
Other liabilities	17,857	8.4
Total liabilities	9,211,804	20.4

Capital:
Capital stock outstanding	146,153	9.6
Retained earnings	58,926	6.4
Accumulated other comprehensive income (loss)	(1,009)	(6.4)
Total capital	204,070	8.3
Total liabilities and capital	$9,415,874	19.7%

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

Table 25 summarizes advances outstanding by product (dollar amounts in thousands):

Table 25

	09/30/2019		12/31/2018
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$11,272,387	36.9%	$11,989,165	41.7%
Regular adjustable rate advances	745,000	2.5	655,000	2.3
Adjustable rate callable advances	10,863,000	35.6	9,003,675	31.3
Standard housing and community development advances:
Adjustable rate callable advances	37,212	0.1	39,252	0.1
Total adjustable rate advances	22,917,599	75.1	21,687,092	75.4
Fixed rate:
Standard advance products:
Short-term fixed rate advances	465,500	1.5	370,838	1.3
Regular fixed rate advances	4,627,503	15.2	4,310,003	15.0
Fixed rate callable advances	16,646	0.1	16,785	0.1
Standard housing and community development advances:
Regular fixed rate advances	477,058	1.6	461,431	1.6
Fixed rate callable advances	4,831	—	4,831	—
Total fixed rate advances	5,591,538	18.4	5,163,888	18.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,312,850	4.3	1,150,850	4.0
Amortizing:
Standard advance products:
Fixed rate amortizing advances	344,463	1.1	389,523	1.3
Fixed rate callable amortizing advances	12,801	—	15,028	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	331,802	1.1	359,949	1.2
Fixed rate callable amortizing advances	10,513	—	11,419	—
Total amortizing advances	699,579	2.2	775,919	2.6
TOTAL PAR VALUE	$30,521,566	100.0%	$28,777,749	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2019 and December 31, 2018. The 6.1 percent increase in advance par value from December 31, 2018 to September 30, 2019 (see Table 25) was primarily due to an increase in our adjustable rate callable advances. As of September 30, 2019 and December 31, 2018, 59.5 percent and 63.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. In recent periods, a portion of the growth in average advances resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018, the relationship between the interest on excess reserves and other short-term interest rates changed, resulting in a decline in the average balance of short-term advances as the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (primarily one- or three-month LIBOR and, to a much smaller extent, OIS beginning in late 2018 and SOFR in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 91.2 percent and 89.8 percent of our total advance portfolio as of September 30, 2019 and December 31, 2018, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Table 26 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. Based on no historical loss experience on advances since the inception of the FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 26

	09/30/2019		12/31/2018
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$8,200,000	26.9%	$6,560,000	22.8%
BOKF, N.A.	6,800,000	22.3	6,100,000	21.2
Capitol Federal Savings Bank	2,140,000	7.0	2,175,000	7.6
United of Omaha Life Insurance Co.	1,118,363	3.7	813,182	2.8
Security Life of Denver Insurance Co.	840,000	2.7
Colorado Federal Savings			625,000	2.2
TOTAL	$19,098,363	62.6%	$16,273,182	56.6%

Table 27 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 27

	Three Months Ended
	09/30/2019		09/30/2018
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$49,347	27.0%	$31,805	20.6%
MidFirst Bank	39,859	21.9	24,425	15.8
Capitol Federal Savings Bank	14,915	8.2	11,645	7.5
United of Omaha Life Insurance Co.	6,053	3.3	5,023	3.3
Security Life of Denver Insurance Co.	4,262	2.3
Bellco Credit Union			3,772	2.4
TOTAL	$114,436	62.7%	$76,670	49.6%

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

Table 28

	Nine Months Ended
	09/30/2019		09/30/2018
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$143,014	26.2%	$87,956	19.3%
MidFirst Bank	126,013	23.1	70,680	15.5
Capitol Federal Savings Bank	40,476	7.4	48,296	10.6
United of Omaha Life Insurance Co.	18,285	3.3	12,199	2.7
Security Life of Denver Insurance Co.	12,046	2.2
Ent Federal Credit Union			11,032	2.4
TOTAL	$339,834	62.2%	$230,163	50.5%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three and nine months ended September 30, 2019 and 2018.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2019 was $2.4 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 16.9 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2018 to September 30, 2019. Despite the increase, net mortgage loans as a percentage of total assets decreased, from 17.6 percent as of December 31, 2018 to 17.2 percent as of September 30, 2019 because of an increase in the percentage of investments held to meet new regulatory liquidity requirements. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and nine months ended September 30, 2019 and 2018. Although mortgage loan balances have grown steadily in recent years, the percentage of mortgage loan interest income to total interest income declined slightly for the three- and nine-month periods ended September 30, 2019 compared to the same periods ended September 30, 2018, respectively. This is due to an increase in the average balance and yield of investment securities and the resulting increase in investment interest income.

Recent growth in mortgage loans held for portfolio is attributed primarily to continued production from our top five PFIs, supported by enhancements to the pricing options available to PFIs. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations (CE obligation) on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2019.

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

Table 29

	09/30/2019		12/31/2018
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$719,924	7.4%	$570,440	6.9%
FirstBank of Colorado	417,552	4.3	372,533	4.5
Mutual of Omaha Bank	410,615	4.2
Fidelity Bank	342,573	3.5	253,413	3.1
Tulsa Teachers Credit Union	324,860	3.4	291,691	3.5
Ent Federal Credit Union			203,048	2.4
TOTAL	$2,215,524	22.8%	$1,691,125	20.4%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2019 was 750 and 74.9 percent, respectively. See Note 6 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses increased slightly from December 31, 2018 to September 30, 2019. Delinquencies of conventional loans trended higher but remained at low levels relative to the portfolio, at 0.7 percent and 0.6 percent of total conventional loans at September 30, 2019 and December 31, 2018, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans, and delinquency aging and key credit quality indicators for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2018 to September 30, 2019, predominantly due to increases in the balances of short-term investments and purchases of U.S. Treasury obligations. The majority of the increase and change in composition of long-term investments was in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $5.0 billion in U.S. Treasury obligations since the third quarter of 2018. The U.S. Treasury obligations satisfy changes to regulatory liquidity requirements and were swapped to OIS or SOFR. The $1.5 billion increase in overnight investments was intended to supplement earnings and offset upcoming maturities while market conditions were favorable.

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

Table 30 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 30

	09/30/2019	12/31/2018
Interest-bearing deposits	$479,511	$669,653
Federal funds sold	900,000	50,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,379,511	$719,653

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2019, all unsecured investments were rated as investment grade based on Nationally Recognized Statistical Rating Organizations (NRSRO) (see Table 34).

Table 31 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2019 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 31

Domicile of Counterparty	Overnight
Domestic	$779,511
Total domestic and U.S. subsidiaries of foreign commercial banks	779,511
U.S. Branches and agency offices of foreign commercial banks:
Canada	200,000
Sweden	200,000
United Kingdom	200,000
Total U.S. Branches and agency offices of foreign commercial banks	600,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,379,511

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. The majority of these long-term securities are GSE MBS, which provide an alternative means to promote liquidity in the mortgage finance markets while providing acceptable returns. We hold fixed and variable rate GSE debentures in our long-term investment portfolio and we generally swap the fixed rate GSE debentures from fixed to variable rates. They provide attractive returns, can serve as excellent collateral (e.g., repurchase agreements and net derivatives exposure), and are generally classified as trading securities and carried at fair value, either to enhance our liquidity position, for asset/liability management purposes, or to provide a fair value offset to the gains or losses on the interest rate swaps tied to these securities. The interest rate swaps do not qualify for hedge accounting, which results in the net interest payments or receipts on these economic hedges flowing through net gains (losses) on derivatives and hedging activities instead of net interest income. During the last half of 2018, we began acquiring fixed rate U.S. Treasury obligations and swapping these securities from fixed to variable rates, as either trading securities that are economically swapped or available-for-sale securities that are swapped in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasuries also satisfy recent changes to regulatory liquidity requirements. Currently, the vast majority of our variable rate investment securities are indexed to LIBOR. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of September 30, 2019, the amortized cost of our MBS portfolio represented 269 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the quarter ended September 30, 2019.

As of September 30, 2019, we held $3.6 billion of par value in MBS in our held-to-maturity portfolio, $2.4 billion of par value in MBS in our available-for-sale portfolio, and $0.9 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 32 (in thousands).

Table 32

	09/30/2019	12/31/2018
Trading securities:
U.S. Treasury obligations	$1,533,842	$252,377
GSE debentures	468,747	1,000,495
Mortgage-backed securities:
U.S. obligation MBS	—	467
GSE MBS	898,986	897,774
Total trading securities	2,901,575	2,151,113
Available-for-sale securities:
U.S. Treasury obligations	3,510,728	—
GSE MBS	2,588,201	1,725,640
Total available-for-sale securities	6,098,929	1,725,640
Held-to-maturity securities:
State or local housing agency obligations	85,670	86,430
Mortgage-backed securities:
U.S. obligation MBS	97,647	109,866
GSE MBS	3,545,338	4,260,577
Total held-to-maturity securities	3,728,655	4,456,873
Total securities	12,729,159	8,333,626

Interest-bearing deposits	481,989	670,660

Federal funds sold	900,000	50,000

Securities purchased under agreements to resell	2,137,374	1,251,096
TOTAL INVESTMENTS	$16,248,522	$10,305,382

The contractual maturities of our investments are summarized by security type in Table 33 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 33

	09/30/2019
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$—	$1,533,842	$—	$—	$1,533,842
GSE debentures	50,001	399,540	19,206	—	468,747
Mortgage-backed securities:
GSE MBS	—	16,459	833,080	49,447	898,986
Total trading securities	50,001	1,949,841	852,286	49,447	2,901,575
Yield on trading securities	2.34%	2.57%	2.90%	1.67%
Available-for-sale securities:
U.S. Treasury obligations	251,643	3,259,085	—	—	3,510,728
GSE MBS	—	254,415	2,333,786	—	2,588,201
Total available-for-sale securities	251,643	3,513,500	2,333,786	—	6,098,929
Yield on available-for-sale securities	2.53%	2.15%	2.84%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	85,670	85,670
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	97,647	97,647
GSE MBS	—	418,870	960,025	2,166,443	3,545,338
Total held-to-maturity securities	—	418,870	960,025	2,349,760	3,728,655
Yield on held-to-maturity securities	—%	1.39%	1.53%	1.67%

Total securities	301,644	5,882,211	4,146,097	2,399,207	12,729,159
Yield on total securities	2.50%	2.23%	2.54%	1.67%

Interest-bearing deposits	481,989	—	—	—	481,989

Federal funds sold	900,000	—	—	—	900,000

Securities purchased under agreements to resell	2,137,374	—	—	—	2,137,374
TOTAL INVESTMENTS	$3,821,007	$5,882,211	$4,146,097	$2,399,207	$16,248,522

Securities Ratings – Tables 34 and 35 present the carrying value of our investments by rating as of September 30, 2019 and December 31, 2018 (in thousands). The ratings presented are the lowest ratings available for the security or the issuer based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 34

	09/30/2019
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$2,478	$479,511	$—	$481,989

Federal funds sold[2]	—	200,000	700,000	—	900,000

Securities purchased under agreements to resell[3]	—	—	—	2,137,374	2,137,374

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	5,044,570	—	—	5,044,570
GSE debentures	—	468,747	—	—	468,747
State or local housing agency obligations	55,670	30,000	—	—	85,670
Total non-mortgage-backed securities	55,670	5,543,317	—	—	5,598,987
Mortgage-backed securities:
U.S. obligation MBS	—	97,647	—	—	97,647
GSE MBS	—	7,032,525	—	—	7,032,525
Total mortgage-backed securities	—	7,130,172	—	—	7,130,172

TOTAL INVESTMENTS	$55,670	$12,875,967	$1,179,511	$2,137,374	$16,248,522

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $46.2 million at September 30, 2019.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 35

	12/31/2018
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$435	$1,007	$669,218	$—	$670,660

Federal funds sold[2]	—	—	50,000	—	50,000

Securities purchased under agreements to resell[3]	—	—	—	1,251,096	1,251,096

Investment securities:
Non-mortgage-backed securities:
U.S. obligations	—	252,377	—	—	252,377
GSE debentures	—	1,000,495	—	—	1,000,495
State or local housing agency obligations	56,430	30,000	—	—	86,430
Total non-mortgage-backed securities	56,430	1,282,872	—	—	1,339,302
Mortgage-backed securities:
U.S. obligation MBS	—	110,333	—	—	110,333
GSE MBS	—	6,883,991	—	—	6,883,991
Total mortgage-backed securities	—	6,994,324	—	—	6,994,324

TOTAL INVESTMENTS	$56,865	$8,278,203	$719,218	$1,251,096	$10,305,382

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.9 million at December 31, 2018.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings by counterparty rating.

Table 36 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2019 and December 31, 2018 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 50 and 51 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 36

	09/30/2019	12/31/2018
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,952,588	$652,376
Variable rate	50,001	600,496
Non-mortgage-backed securities	2,002,589	1,252,872
Mortgage-backed securities:
Fixed rate	848,179	839,726
Variable rate	50,807	58,515
Mortgage-backed securities	898,986	898,241
Total trading securities	2,901,575	2,151,113
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,510,728	—
Non-mortgage-backed securities	3,510,728	—
Mortgage-backed securities:
Fixed rate	2,588,201	1,725,640
Mortgage-backed securities	2,588,201	1,725,640
Total available-for-sale securities	6,098,929	1,725,640
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	85,670	86,430
Non-mortgage-backed securities	85,670	86,430
Mortgage-backed securities:
Fixed rate	111,157	133,498
Variable rate	3,531,828	4,236,945
Mortgage-backed securities	3,642,985	4,370,443
Total held-to-maturity securities	3,728,655	4,456,873
TOTAL	$12,729,159	$8,333,626

Deposits: Total deposits increased $282.6 million from December 31, 2018 to September 30, 2019 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the bonds' characteristics in order to match the assets' index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR, SOFR, OIS or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool.

During 2018, we issued variable rate bonds indexed to the U.S. Treasury bill rate rather than issuing variable rate bonds indexed to LIBOR and we began swapping fixed rate bonds to OIS rates rather than swapping fixed-rate callable bonds to LIBOR. We did so in part to reduce our exposure to LIBOR as the market prepares to transition away from LIBOR as a reference rate. We also began participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in the first quarter of 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Discount notes are primarily used to fund: (1) shorter-term advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets. At September 30, 2019, short-term advances (advances maturing within one year), including line of credit advances, represented 67.0 percent of discount notes outstanding. We also use discount notes to fund a portion of overnight Federal funds sold and reverse repurchase agreements to maintain liquidity sufficient to meet the advance needs of members. These investments represented 14.4 percent of discount notes outstanding as of September 30, 2019.

Total consolidated obligations increased $8.9 billion, or 20.0 percent, from December 31, 2018 to September 30, 2019. The distribution between consolidated obligation bonds and discount notes shifted from 53.8 percent and 46.2 percent, respectively, at December 31, 2018 to 60.7 percent and 39.3 percent at September 30, 2019, respectively. The $8.5 billion increase in consolidated obligation bonds was due primarily to the issuance of $7.7 billion of floating rate bonds indexed to SOFR to fund the growth in U.S. Treasuries and short-term investments and $7.0 billion of fixed rate bonds largely funding the growth in mortgage loans, of which $1.6 billion were swapped to OIS, issued in part to reduce LIBOR basis risk. During the third quarter of 2019, we replaced some callable bonds at a lower cost. Discount notes of a shorter tenor and shorter-term floating rate bonds were used to fund the increase in short-term investments. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks.

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

During the nine months ended September 30, 2019, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $20.5 billion and $633.2 billion, respectively, compared to $8.8 billion and $765.5 billion for the nine months ended September 30, 2018. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. During the first nine months of 2019, we replaced maturing bonds with longer-term fixed rate and shorter-term floating rate consolidated obligation bonds to adjust the maturity of our liabilities relative to our assets. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, Federal funds purchased, and proceeds from reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes Federal funds sold, interest-bearing demand deposits, certificates of deposit, commercial paper, and reverse repurchase agreements, increased between periods, from $2.6 billion as of December 31, 2018 to $3.8 billion as of September 30, 2019. The increase between periods was relative to the decrease in targeted leverage at the end of the year. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, GSE MBS, and Agency MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.9 billion and $1.2 billion as of September 30, 2019 and December 31, 2018, respectively. The par value of these MBS was $0.9 billion as of September 30, 2019 and December 31, 2018. We also hold $3.5 billion of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the nine months ended September 30, 2019, advance disbursements totaled $281.6 billion compared to $302.3 billion for the prior year period. During the nine months ended September 30, 2019, investment purchases (excluding overnight investments) totaled $7.9 billion compared to $3.6 billion for the same period in the prior year. The increase in investment purchases was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the nine months ended September 30, 2019, payments on consolidated obligation bonds and discount notes were $12.1 billion and $632.7 billion, respectively, compared to $7.4 billion and $763.5 billion for the prior year period.

Liquidity Requirements – We are subject to the following metrics for measuring required liquidity: statutory, operational, and contingency liquidity, funding gaps, and calendar day guidelines under different scenarios. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Operational liquidity required that we maintain liquidity in an amount not less than 20 percent of the sum of our demand and overnight deposits and other overnight borrowings, plus 10 percent of the sum of our term deposits, consolidated obligations, and other borrowings that mature within one year. Contingency liquidity is an amount sufficient to meet our liquidity needs for five business days if we are unable to access the capital markets to issue consolidated obligations. Our net liquidity in excess of contingency liquidity over a cumulative five-business-day period was $8.9 billion as of September 30, 2019. Contingency plans are in place at the FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977. Funding gaps are defined as the difference between our assets and liabilities scheduled to mature during a specific period stated as a percentage of total assets. We are required to maintain a funding gap of negative 10 percent to negative 20 percent for the three-month horizon and negative 25 percent to negative 35 percent for the one-year horizon. The specific targets within these ranges are dependent on market conditions and determined by our regulator.

See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. Effective March 31, 2019, new liquidity guidance required us to maintain sufficient funds to meet our obligations assuming no access to capital markets for an increased period of time, among changes to other liquidity requirements. We remained in compliance with all liquidity requirements in effect during the first nine months of 2019.

Generally, our liquid assets are funded with discount notes or floating rate bonds of a shorter tenor. In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes and floating rate bonds than the weighted average maturity of short-term liquid investment and short-term advance balances. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 9.6 percent from December 31, 2018 to September 30, 2019 (see Table 37) due to an increase in activity-based stock required from the correlating increase in advances between periods.

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

Table 37 provides a summary of member capital requirements under our current capital plan as of September 30, 2019 and December 31, 2018 (in thousands):

Table 37

Requirement	09/30/2019	12/31/2018
Asset-based (Class A Common Stock only)	$158,656	$157,406
Activity-based (additional Class B Common Stock)[1]	1,278,696	1,192,807
Total Required Stock[2]	1,437,352	1,350,213
Excess Stock (Class A and B Common Stock)	235,815	177,921
Total Regulatory Capital Stock[2]	$1,673,167	$1,528,134

Activity-based Requirements:
Advances[3]	$1,368,216	$1,285,470
AMA assets (mortgage loans)[4]	675	772
Total Activity-based Requirement	1,368,891	1,286,242
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	68,461	63,971
Total Required Stock[2]	$1,437,352	$1,350,213

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members are subject to the AMA activity-based stock requirement as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 11 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2019 and December 31, 2018.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2018 and 2019. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 38 presents the dividend rates per annum paid on capital stock under our capital plan for the periods indicated:

Table 38

Applicable Rate per Annum	09/30/2019	06/30/2019	03/31/2019	12/31/2018	09/30/2018
Class A Common Stock	2.50%	2.50%	2.25%	2.00%	2.00%
Class B Common Stock	7.50	7.50	7.50	7.25	7.25
Weighted Average[1]	6.61	6.56	6.56	6.24	6.32
Dividend Parity Threshold:
Average effective overnight Federal funds rate	2.20%	2.40%	2.40%	2.22%	1.92%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	1.20%	1.40%	1.40%	1.22%	0.92%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 2.50 percent on Class A Common Stock and 7.50 percent on Class B Common Stock for the third quarter of 2019 to provide a higher percentage payout of quarterly earnings to our members. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity sensitivity. See Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" for additional information on interest rate risk measurement.

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. Derivative and investment exposure will also be impacted by the actions of industry groups and standard setters, which are still under deliberation.

In September 2019, the FHFA issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. For additional information, see "Legislative and Regulatory Developments" under this Item 2.

The principal balance of variable rate advances indexed to LIBOR as of September 30, 2019 was $660 million, which represents 2.88 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances include $200 million and $460 million due in 2019 and 2020, respectively; thus, at September 30, 2019, we have no LIBOR exposure after 2021. We have no advances indexed to SOFR as of September 30, 2019.

Table 39 presents the par value of variable rate investment securities by the related interest rate index as of September 30, 2019 (dollar amounts in thousands):

Table 39

09/30/2019
Index	Trading	Available-for-sale	Held-to-maturity	Total	Percent
Non-mortgage-backed securities:
LIBOR	$50,000	$—	$85,670	$135,670	3.6%
Non-mortgage-backed securities	50,000	—	85,670	135,670	3.6
Mortgage-backed securities:
LIBOR	50,889	—	3,530,909	3,581,798	96.4
Other	—	—	24	24	—
Mortgage-backed securities	50,889	—	3,530,933	3,581,822	96.4
TOTAL	$100,889	$—	$3,616,603	$3,717,492	100.0%

Table 40 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of September 30, 2019 (in thousands):

Table 40

09/30/2019
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
2019	$50,000
2020	—
2021	—
Thereafter	85,670
Non-mortgage-backed securities	135,670
Mortgage-backed securities:
2019	—
2020	—
2021	2,318
Thereafter	3,579,480
Mortgage-backed securities	3,581,798
TOTAL	$3,717,468

Table 41 presents the notional amount of derivatives, excluding fixed rate mortgage purchase commitments, by the related interest rate index as of September 30, 2019 (dollar amounts in thousands):

Table 41

09/30/2019
Index	Total	Percent
LIBOR	$10,252,369	54.0%
SOFR	4,097,897	21.6
OIS	4,633,503	24.4
TOTAL	$18,983,769	100.0%

Table 42 presents the notional amount of derivatives indexed to LIBOR outstanding by termination date as of September 30, 2019 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 42

09/30/2019
Year	Termination Date
2019	$495,600
2020	1,334,723
2021	1,865,741
Thereafter	6,556,305
TOTAL	$10,252,369

Table 43 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of September 30, 2019 (dollar amounts in thousands):

Table 43

09/30/2019
Index	Amount	Percent
LIBOR	$6,490,000	38.7%
SOFR	7,737,000	46.1
U.S. Treasury	2,550,000	15.2
TOTAL	$16,777,000	100.0%

Table 44 presents the par value of consolidated obligation bonds indexed to LIBOR outstanding by year of maturity and by year of maturity or next call date for callable bonds as of September 30, 2019 (in thousands):

Table 44

09/30/2019
Year	Maturity Date	Maturity or Next Call Date
2019	$650,000	$1,150,000
2020	4,590,000	4,590,000
2021	790,000	750,000
Thereafter	460,000	—
TOTAL	$6,490,000	$6,490,000

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of September 30, 2019.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2019.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated annually by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 7 of the Notes to Financial Statements under Part I, Item 1 for additional information on managing credit risk on derivatives.

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

Tables 45 and 46 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody’s Investor Service (Moody's) or Standard & Poor’s (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 45

09/30/2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$288,500	$583	$400	$183
Cleared derivatives[1]	11,810,950	2,089	(133,151)	135,240
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	4,541,472	(105,365)	(106,694)	1,329
Triple-B	311,528	(9,325)	(9,417)	92
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$16,952,450	$(112,018)	$(248,862)	$136,844

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of September 30, 2019. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of September 30, 2019.

[2]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 46

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

Table 47 presents the fair value of cross-border outstandings as of September 30, 2019 (dollar amounts in thousands):

Table 47

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$600,000	1.1%

Derivative assets:
Net exposure at fair value	(18,224)
Cash collateral held	19,236
Net exposure after cash collateral	1,012	—

TOTAL	$601,012	1.1%

[1]	Represents foreign countries where individual exposure is less than one percent of total assets.

[2]	Consists solely of overnight Federal funds sold.

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to statutory and contingency liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the third quarter of 2019.

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

We generally maintained stable access to the capital markets for the quarter ended September 30, 2019. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

Our derivative instruments contain provisions that require all credit exposures be collateralized. See Note 7 of the Notes to Financial Statements under Part I, Item 1 for additional information on collateral posting requirements.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
FHFA Advisory Bulletin 2019-03 Capital Stock Management. On August 14, 2019, the FHFA issued an Advisory Bulletin (the AB) providing guidance that augments existing statutory and regulatory capital requirements to require each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. Beginning in February 2020, the FHFA will consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices. We do not expect the AB to have a material impact on our capital management practices, financial condition, or results of operations.

FHFA Supervisory Letter on Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter (the Supervisory Letter) to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. Acknowledging that that there may be LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes for the FHLBanks that do not currently have readily available alternatives, the Supervisory Letter permits the FHLBanks to jointly submit a single list of LIBOR-linked products maturing after 2021 that they would like to continue to use after March 31, 2020. We continue to evaluate the potential impact of the Supervisory Letter on our LIBOR transition planning.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We measure interest rate risk exposure by various methods, including the calculation of duration of equity (DOE) and market value of equity (MVE) in different interest rate scenarios.

Duration of Equity
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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of September 30, 2019. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 48 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 48

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2019	1.0	-0.7	2.0
06/30/2019	1.4	-0.4	2.6
03/31/2019	1.6	0.0	3.8
12/31/2018	2.3	1.3	2.8
09/30/2018	2.9	1.2	1.9

The absolute value of the DOE of the portfolio as of September 30, 2019 increased in the base scenario and decreased in the up and down 200 basis point shock scenarios from June 30, 2019. The primary factors contributing to these changes in duration during the period were: (1) the decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) an increase in the weighting of the mortgage loan portfolio as a percent of total assets during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes to fund changes in advance balances.

The decrease in long-term interest rates during the third quarter of 2019 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” caused the portfolio to increase slightly as an overall percentage of assets as the balance sheet expanded, increasing from 15.3 percent of total assets as of June 30, 2019 to 17.2 percent as of September 30, 2019. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

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

In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the decrease in interest rates during the period caused the mortgage loan portfolio duration to shorten slightly more than the associated liabilities, leading to a more liability sensitive DOE profile in the base interest rate scenario and less asset sensitive DOE profile in the up and down 200 basis point shock interest rate scenarios. Further, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base scenario and decreased in the up and down 200 basis point shock scenarios. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the short- and mid-term interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

With respect to the variable rate GSE MBS portfolio, we generally purchase interest rate caps to offset the impact of embedded caps in this portfolio in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an off-setting risk response to the risk profile changes in variable rate GSE MBS with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within established risk appetite metrics and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS with embedded caps being hedged with purchased caps, but the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship. During the quarter ended September 30, 2019, we had no additional purchases of variable rate single-family GSE MBS. We also did not purchase additional interest rate caps during the third quarter of 2019 based on current interest rate cap exposure.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.4 months for September 30, 2019 and -0.2 months for June 30, 2019. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the third quarter of 2019. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 49 presents MVE as a percent of TRCS. As of September 30, 2019, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock and excess stock as of September 30, 2019 (see Table 37 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of September 30, 2019. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 49

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2019	174	174	179
06/30/2019	171	174	176
03/31/2019	172	176	176
12/31/2018	167	173	174
09/30/2018	167	174	175

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Generally, we designate derivative instruments as either: (1) a fair value hedge of an underlying financial instrument or a forecasted transaction; or (2) an economic hedge used in asset/liability management. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the effectiveness of our long haul hedges. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Tables 50 and 51 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 50

09/30/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,132,648	$895
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,312,850	(44,515)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	65,504	(48)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	35,077	(1,066)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(95)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	409
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	809,214	(37,412)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,438,761	(79,255)
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,450,000	645
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,248,200	170
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	375,772	(452)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	298,515	5
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,468,500	15,888
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	880,000	(31)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	10,000	66
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	340,000	336
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	590,000	175
TOTAL				$19,359,541	$(144,285)

Table 51

12/31/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,647,704	$(1,102)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,150,850	10,028
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	140,475	(670)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,136	(38)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	2,000	(10)
Investments
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	648,500	(1,199)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	847,284	12,238
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,752,493	40,197
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	1,044
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	101,551	549
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	49,403	—
Firm commitments to issue discount notes	Discount note commitment	Protect against fair value risk	Economic Hedge	525,000	—
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,440,000	9,443
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	680,000	(2,729)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,050)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	470,000	(4,325)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	645,000	(15,406)
TOTAL				$12,497,596	$46,970

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

November 12, 2019	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer