Form 10-K
period 2019-12-31
Federal Home Loan Bank of Topeka
filed 2020-03-20
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 28, 2019, the aggregate par value of stock held by current and former members of the registrant was $1,601,254,400, and 16,012,544 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
March 13, 2020
Class A Stock, par value $100 per share	4,524,494
Class B Stock, par value $100 per share	13,099,122

Documents incorporated by reference:  None

.FEDERAL HOME LOAN BANK OF TOPEKA

Important Notice about Information in this Annual Report

In this annual report, unless the context suggests otherwise, references to “FHLBank,” “FHLBank Topeka,” “we,” “us” and “our” mean Federal Home Loan Bank of Topeka, and “FHLBanks” mean all Federal Home Loan Banks, including FHLBank Topeka.

The information contained in this annual report is accurate only as of the date of this annual report and as of the dates specified herein.

The product and service names used in this annual report are the property of FHLBank, and in some cases, other FHLBanks. Where the context suggests otherwise, the products, services and company names mentioned in this annual report are the property of their respective owners.

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

•	Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;

•
Governmental actions, including legislative, regulatory, judicial or other developments that affect FHLBank; its members, counterparties or investors; housing government-sponsored enterprises (GSE); or the FHLBank System in general;

•	Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;

•	Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;

•	The ability of FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;

•	Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;

•	Membership changes, including changes resulting from member failures or mergers, changes due to member eligibility, or changes in the principal place of business of members;

•	Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;

•	Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;

•
The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which FHLBank has joint and several liability;

•
The volume and quality of eligible mortgage loans originated and sold by participating members to FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of FHLBank Chicago.

•
Changes in the fair value and economic value of, impairments of, and risks associated with, FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement protections;

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	The effects of amortization/accretion;

•	The upcoming discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on FHLBank's LIBOR-based financial products, investments, and contracts;

•	Changes in FHLBank’s capital structure;

•	Our ability to declare dividends or to pay dividends at rates consistent with past practices; and

•
The ability of FHLBank to keep pace with technological changes and the ability to develop and support technology and information systems, including the ability to securely access the internet and internet-based systems and services, sufficient to effectively manage the risks of FHLBank’s business;

Readers of this annual report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this annual report, as well as those discussed under Item 1A – “Risk Factors.”

All forward-looking statements contained in this Form 10-K are expressly qualified in their entirety by reference to this cautionary notice. The reader should not place undue reliance on such forward-looking statements, since the statements speak only as of the date that they are made and FHLBank has no obligation and does not undertake publicly to update, revise or correct any forward-looking statement for any reason to reflect events or circumstances after the date of this annual report.

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

Any federally insured depository institution, non-federally insured credit union, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. (See Table 43 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2019, this specified amount was $1.2 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own an amount of capital stock in FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with FHLBank, including advances and Acquired Member Assets (AMA). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 84 and 85 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2019, our Primary Mission Asset ratio was 75 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

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

Standard & Poor’s (S&P) and Moody’s Investor Service (Moody’s) base their ratings of the FHLBanks and the debt issues of the FHLBank System in part on the FHLBanks’ relationship with the U.S. government and the implication of its support for the FHLBank System as GSEs. S&P currently rates the long-term credit ratings on the senior unsecured debt issues of the FHLBank System and all FHLBanks (including FHLBank Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all FHLBanks is stable. Moody’s has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt.

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

▪
Adjustable rate advances are non-amortizing loans with terms to maturity from 4 to 180 months, which are: (1) prepayable with a fee on interest rate reset dates, if the variable interest rate is tied to any one of a number of standard indices including LIBOR, Treasury bills, Federal funds, or U.S. Prime; or (2) prepayable without a fee if the variable interest rate is tied to one of our short-term fixed rate advance products;

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

Table 10 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 26 and 27 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2019 and 2018 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2019 and 2018.

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

Under the FHFA’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra, MPF Direct, and government-guaranteed loan products). In order to share the credit risk with our PFIs, we use a third-party model to determine the amount of credit enhancement obligation (CE obligation), needed to achieve credit quality that is permissible under the AMA regulation and consistent with our risk appetite. PFIs are required to have a CE obligation in an amount that provides FHLBank a high degree of confidence that the CE obligation will absorb losses in excess of the First Loss Account (FLA), even under reasonably likely adverse changes to expected economic conditions. The amount of the CE obligation is based on a documented analysis, including consideration of applicable insurance, credit enhancements, and other sources for repayment on the asset or pool . Effective January 1, 2020, all new and amended master commitments will have a set minimum CE obligation, which will be lower for products that offer performance-based credit enhancement fees (CE fees) (see Table 1).

The CE obligation methodology described above is applied to MPF portfolio products involving conventional mortgage loans. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the FLA. If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to reduce the amount of the CE obligation to some degree, as specified in a master commitment agreement for each pool of conventional mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are compensated for managing this credit risk, either as a CE fee paid monthly or a one-time upfront fee paid at purchase. In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance-based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

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

Table 10 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our mortgage loan products. Table 28 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

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

The MPF Provider publishes and maintains documentation (referred to as Guides) that details the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. In exchange for providing these services, we pay the MPF Provider a quarterly fixed service cost and a transaction services fee, which is based upon the unpaid principal balances (UPB) before any charge-offs of MPF loans.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products either held on our balance sheet as of December 31, 2019 or currently offered as a loan sale from the PFI to FHLBank Chicago:

Table 1

Product Name	Size of FHLBank’s FLA	PFI CE Obligation Description	CE Fee Paid to PFI	CE Fee Offset[1]	Servicing Fee to PFI[2]
MPF Original	4 basis points (bps) per year against unpaid balance, accrued monthly	Greater of aggregate sum of the loan level credit enhancements (LLCEs) or one percent of gross fundings	10 bps per year, paid monthly based on remaining UPB; guaranteed[3]	No	25 bps per year, paid monthly
MPF 100[4]	100 bps fixed based on gross fundings	Aggregate sum of the LLCEs less FLA	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based after 3 years	Yes; after first 3 years, to the extent recoverable in future periods	25 bps per year, paid monthly
MPF 125	100 bps fixed based on gross fundings	Greater of aggregate sum of the LLCEs less FLA or 25 bps	7 to 10 bps per year, paid monthly based on remaining UPB; performance-based	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Plus[5]	Sized to equal expected losses	0 to 20 bps after FLA and SMI	7 bps per year plus 6 to 7 bps per year, performance-based (delayed for 1 year); all fees paid monthly based on remaining UPB	Yes; to the extent recoverable in future periods	25 bps per year, paid monthly
MPF Xtra	N/A	N/A	N/A	N/A	25 bps per year, paid monthly
MPF Government	N/A	N/A (unreimbursed servicing expenses only)	N/A6	N/A	44 bps per year, paid monthly
MPF Government MBS	N/A	N/A (unreimbursed servicing expenses only)	N/A	N/A	Based on note rate
MPF Direct	N/A	N/A	N/A	N/A	Servicing released only

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

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2019:

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

[4]
SMI represents the coverage obtained from the supplemental mortgage insurer. The initial premium for the insurance was determined based on a sample $100 million loan pool. The final premium determination was made during the 13th month of the master commitment agreement, at which time any premium adjustment was determined based on actual characteristics of loans submitted. The SMI generally covers a portion of the PFI’s CE obligation, which typically ranges from 200 to 250 bps of the dollar amount of loans delivered into a mortgage pool, but the PFI may purchase an additional level of coverage to completely cover the PFI’s CE obligation. The CE fees paid to PFIs for this program are capped at a maximum of 14 bps, which is broken into two components, fixed and variable. The fixed portion of the CE fee is paid to the SMI insurer for the coverage discussed above and is a negotiated rate depending on the level of SMI coverage, ranging from 6 to 8 bps. The variable portion is paid to the PFI, and ranges from 6 to 8 bps, with payments commencing the 13th month following initial loan purchase under the master commitment agreement.

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

▪
Whole mortgages or other whole loans other than: (1) those acquired under our MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (NRSRO); (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under Section 12(b) of the Bank Act;

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

In addition to the above limitations on allowable types of MBS investments, the FHFA limits our purchase of MBS by requiring that the aggregate value of MBS owned not exceed 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Aggregate value is calculated with the total amortized cost of available-for-sale and held-to-maturity MBS and the total fair value of trading MBS. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2019, the amortized cost of our MBS/CMO portfolio represented 262 percent of our regulatory capital.

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

FHFA regulations govern the issuance of debt on behalf of the FHLBanks and related activities, and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as their agent, under the authority of Section 11(a) of the Bank Act. No FHLBank is permitted to issue individual debt under Section 11(a) without FHFA approval. We are primarily and directly liable for the portion of consolidated obligations issued on our behalf. In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks under Section 11(a). The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the FHFA determines that the non-complying FHLBank is unable to satisfy its obligations, then the FHFA may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine. If the principal or interest on any consolidated obligation issued on behalf of a specific FHLBank is not paid in full when due, that FHLBank may not pay dividends to, or redeem or repurchase shares of stock from, any member of that specific FHLBank.

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2019 and 2018 (in millions):

Table 3

	12/31/2019	12/31/2018
Par value of consolidated obligations of FHLBank Topeka	$59,481	$44,623

Par value of consolidated obligations of all FHLBanks	$1,025,895	$1,031,617

FHFA regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of our consolidated obligations outstanding:

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

Table 4 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2019 and 2018 (dollar amounts in thousands):

Table 4

	12/31/2019	12/31/2018
Total non-pledged assets	$63,017,801	$47,568,214
Total carrying value of consolidated obligations	$59,461,225	$44,574,726
Ratio of non-pledged assets to consolidated obligations	1.06	1.07

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

Derivatives
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

We use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, and to reduce funding costs as discussed below. Generally, we designate derivatives as a fair value hedge of an underlying financial instrument or firm commitment. Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP for asset/liability management.

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

We purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. Although these derivatives are valid economic hedges against the option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and therefore do not receive fair value hedge accounting. The derivatives are marked to fair value through earnings. We may also use interest rate caps and floors, swaptions, and callable swaps to manage and hedge prepayment and option risk on MBS, CMOs and mortgage loans.

See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for further information on derivatives.

Deposits
The Bank Act allows us to accept deposits from our members, housing associates, any institution for which we are providing correspondent services, other FHLBanks, and other government instrumentalities. We offer several types of deposit programs, including demand, overnight, and term deposits.

Liquidity Requirements: To support deposits, FHFA regulations require us to have at least an amount equal to current deposits received from our members invested in obligations of the U.S. government, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. In addition, we must meet the additional liquidity policies and guidelines outlined in our RMP. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Liquidity Risk Management” for further discussion of our liquidity requirements.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings threshold includes detailed calculations of five components:

▪
Market risk, which is calculated using the percentage change method at a 99 percent confidence level for an 120-business day period (consistent with the market component of our regulatory risk‐based capital value-at-risk requirement). For periods prior to March 31, 2019, market risk was calculated using a Monte Carlo simulation where the 99 percent confidence level result over a 90-day simulation horizon represented the minimum market risk exposure level;

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

▪
Operations risk, which is calculated using a combination of: (1) the Basel II basic indicator approach; and (2) the Basel II standardized approach. For periods prior to September 30, 2019, operations risk was calculated using a combination of : (1) the Basel II standardized approach; and (2) our operational risk event loss history, taking into consideration operational loss events reported by the FHLBank System that could impact us in the future; and

▪
Net income volatility, which is calculated using: (1) the largest net loss on derivative hedging activities under 100-basis-point interest rate shock scenarios (maximum derivative hedging loss under up or down shocks); and (2) dividend payment risk, computed as four times the dollar amount of dividends paid at the average overnight Federal funds rate on average stock for the most recent calendar quarter. For periods prior to December 31, 2019, the dividend payment risk subcomponent was computed as four times the dollar amount of dividends paid on all stock (including mandatorily redeemable capital stock) for the most recently paid quarterly dividend.

The retained earnings threshold was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the RMP did not significantly affect the amount of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2019 and 2018 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2019	09/30/2019	06/30/2019	03/31/2019
Market Risk	$108,053	$107,575	$155,131	$142,109
Credit Risk	50,732	64,756	50,933	55,035
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	44,296	44,296	34,003	31,230
Net Income Volatility	68,525	120,208	150,598	124,285
Total Retained Earnings Threshold	301,606	366,835	420,665	382,659
Actual Retained Earnings as of End of Quarter	999,809	972,948	950,276	942,840
Overage	$698,203	$606,113	$529,611	$560,181

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2018	09/30/2018	06/30/2018	03/31/2018
Market Risk	$123,960	$134,678	$135,894	$82,048
Credit Risk	60,928	62,329	78,556	60,963
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	31,219	30,817	30,791	27,544
Net Income Volatility	123,440	131,568	144,184	127,517
Total Retained Earnings Threshold	369,547	389,392	419,425	328,072
Actual Retained Earnings as of End of Quarter	914,022	894,016	875,790	854,241
Overage	$544,475	$504,624	$456,365	$526,169

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

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 2.8 percent, 3.0 percent and 3.5 percent of total advances outstanding as of December 31, 2019, 2018, and 2017, respectively. Programs offered during 2019 under the CICA Program, which is not funded through the AHP, include:

▪
Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and

▪
Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, small farms, small agri-business, public or private utilities, schools, medical and health facilities, churches, day care centers, or for other community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s definition of a qualified small business concern; (2) financing for businesses or projects located in an urban neighborhood, census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Native American Area, Federally Declared Disaster Area, or United States Department of Agriculture Drought Area; (5) businesses in urban areas in which at least 51 percent of the employees of the business earn at or below 100 percent of the area median; or (6) businesses in rural areas in which at least 51 percent of the employees of the business earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

Competition
Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members. Members mostly access alternative funding other than advances through the brokered deposit market and through repurchase agreements with commercial customers. Large members may have broader access to funding through repurchase agreements with investment banks and commercial banks as well as access to the national and global credit markets. While the availability of alternative funding sources to members can influence member demand for advances, the cost of the alternative funding relative to advances is the primary consideration when accessing alternative funding. Other considerations include product availability through FHLBank, the member’s creditworthiness, ease of execution, level of diversification, and availability of member collateral for other types of borrowings.

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

Regulatory Oversight, Audits and Examinations
General: We are supervised and regulated by the FHFA, which is an independent agency in the executive branch of the U.S. government. The FHFA is responsible for providing supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness so they serve as a reliable source of liquidity and funding for housing finance and community investment. The FHFA is headed by a Director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chair of the Securities and Exchange Commission (SEC), and the Director, who serves as the Chairperson of the Federal Housing Finance Oversight Board. The FHFA is funded in part through assessments from the FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the FHFA or the FHLBanks. To assess our safety and soundness, the FHFA conducts annual, on-site examinations, as well as periodic on-site and off-site reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the FHFA. This information is available to all FHLBanks.

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

Personnel
As of March 13, 2020, we had 233 employees. Our employees are not represented by a collective bargaining unit, and we have a good relationship with our employees.

Where to Find Additional Information
We file our annual, quarterly, and current reports and related information with the SEC. You can find our SEC filings at the SEC’s website at www.sec.gov. Additionally, on our website at www.fhlbtopeka.com, you can find a link to the SEC’s website which can be used to access free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (Exchange Act), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K. Reference to our website is made as an inactive textual reference.

Legislative and Regulatory Developments
FHFA Advisory Bulletin 2020-01 - Acquired Member Assets Risk Management. On January 31, 2020, the FHFA issued an Advisory Bulletin on risk management of AMA (the AMA AB). The guidance communicates the FHFA’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The AMA AB provides that the board of an FHLBank should ensure that the FHLBank serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in the FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The AMA AB contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single PFI. In addition, the guidance sets forth that the board of an FHLBank should consider concentration risk in the geographic area, high-balance loans, and third-party loan originations. The FHLBanks are expected to demonstrate their progress toward adherence to the AMA AB by September 30, 2020 and should have final limits in place by December 31, 2020.

We continue to evaluate the potential impact of the AMA AB on our financial condition and results of operations.

FHLBank Membership Request for Input. On February 24, 2020, the FHFA issued a Request for Input on FHLBank membership (the Membership RFI). The Membership RFI, as part of a holistic review of FHLBank membership, seeks public input on whether the FHFA's existing regulation on FHLBank membership, located at 12 CFR part 1263, remains adequate to ensure: (1) the FHLBank System remains safe and sound and able to provide liquidity to members in a variety of conditions; and (2) the advancement of the FHLBank's housing finance and community development mission. The FHFA is seeking input on several broad questions relating to FHLBank membership requirements, as well as on certain more specific questions related to the implementation of the current membership regulation. Responses are due no later than June 23, 2020.

Any rulemaking actions taken by the FHFA as a result of the Membership RFI to update the current FHLBank membership regulation may impact FHLBank membership eligibility or requirements, and ultimately our business, business opportunities, and results of operations.

FHFA Proposed Amendments to Stress Test Rule. On December 16, 2019, the FHFA published a proposed rule amending its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, to: (1) raise the minimum threshold to conduct periodic stress tests for entities regulated by the FHFA from those with consolidated assets of more than $10 billion to those with consolidated assets of more than $250 billion; (2) remove the requirements for FHLBanks to conduct stress tests; and (3) remove the adverse scenario from the list of required scenarios. The proposed rule maintains the FHFA’s discretion to require that an FHLBank with total consolidated assets below the $250 billion threshold conduct stress testing. The proposed amendments align the FHFA’s stress testing rules with rules adopted by other financial institution regulators that implement the Dodd-Frank Act stress testing requirements, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website on November 15, 2019. If the proposed rule is adopted as proposed, it will eliminate these stress testing requirements for FHLBanks. We do not expect this rule, if adopted as proposed, to materially impact our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On December 12, 2019, the Federal Deposit Insurance Corporation (FDIC) issued a proposed rule to amend its brokered deposits restrictions that apply to less than well-capitalized insured depository institutions. The FDIC states that the proposed amendments are intended to modernize its brokered deposit regulations and would establish a new framework for analyzing whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. By creating a new framework for analyzing certain provisions of the “deposit broker” definition, including shortening the list of activities considered “facilitating” and expanding the scope of the “primary purpose” exception, the proposed rule would narrow the definition of “deposit broker” and exclude more deposits from treatment as “brokered deposits.” The proposed rule would also establish an application and reporting process with respect to the primary purpose exception.

If this rule is adopted as proposed, it may have an effect on member demand for advances, but we cannot predict the extent of the impact. We do not expect this rule, if adopted as proposed, to materially affect our financial condition or results of operations.

FHFA Supervisory Letter on Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a supervisory letter (the Supervisory Letter) to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. On March 16, 2020, in light of market volatility, the FHFA extended from March 31, 2020 to June 30, 2020 the FHLBanks’ ability to enter into instruments referencing LIBOR that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks are expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the Supervisory Letter, subject to limited exceptions granted by the FHFA under the Supervisory Letter for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives.

As a result of the Supervisory Letter and the extension, beginning July 1, 2020, we expect to suspend transactions in advances with terms directly linked to LIBOR that mature after December 31, 2021. In addition, beginning July 1, 2020, we expect to no longer enter into consolidated obligation bonds and derivatives with swaps, caps, or floors indexed to LIBOR that terminate after December 31, 2021. We have ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

We continue to evaluate the potential impact of the Supervisory Letter on our financial condition and results of operations and LIBOR transition planning, but we may experience increased basis risk from our inability to fund LIBOR-indexed assets with LIBOR-indexed debt, reduced investment opportunities, and lower overall demand or increased costs for advances, which in turn may negatively impact the future composition of our balance sheet, capital stock levels, primary mission assets ratio, and net income.

For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under Item 7.

FHFA Advisory Bulletin 2019-03 - Capital Stock Management. On August 14, 2019, the FHFA issued an Advisory Bulletin (the Capital Stock Management AB) providing for each FHLBank to maintain a ratio of at least two percent of capital stock to total assets in order to help preserve the cooperative structure incentives that encourage members to remain fully engaged in the oversight of their investment in the FHLBank. In February 2020, the FHFA began to consider the proportion of capital stock to assets, measured on a daily average basis at month end, when assessing each FHLBank’s capital management practices.

We do not expect the Capital Stock Management AB to have a material impact on our capital management practices, financial condition, or results of operations.

SEC Final Rule on Auditor Independence with Respect to Certain Loans or Debtor-Creditor Relationships. On July 5, 2019, the SEC published a final rule, which became effective on October 3, 2019 (Final Rule), that adopts amendments to its auditor independence rules to modify the analysis that must be conducted to determine whether an auditor is independent when the auditor has a lending relationship with certain shareholders of an audit client at any time during an audit or professional engagement period. The Final Rule, among other things, focuses the analysis on beneficial ownership rather than on both record and beneficial ownership; replaces the existing ten percent bright-line shareholder ownership test with a “significant influence” test; and adds a “known through reasonable inquiry” standard with respect to identifying beneficial owners of the audit client’s equity securities.

Under the prior loan rule on debtor-creditor relationships, the independence of an accounting firm generally could be called into question if it or a covered person in the accounting firm received a loan from a lender that is a “record or beneficial owner of more than ten percent of the audit client’s equity securities.” A covered person in the firm includes personnel on the audit engagement team, personnel in the chain of command, partners and managers who provide ten or more hours of non-audit services to the audit client, and partners in the office where the lead engagement partner practices in connection with the client. The Final Rule replaced the existing ten percent bright-line test with a significant influence test similar to that referenced in other SEC rules and based on concepts applied in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 323.

Under the Final Rule, which is now in effect, with certain exceptions, the receipt of loans from the beneficial owners of an audit client’s equity securities where such beneficial owner has significant influence over the audit client would impair the independence of the auditor. The analysis under the Final Rule would be based on the facts and circumstances and would focus on whether the beneficial owners of an audit client’s equity securities have the ability to exercise significant influence over the operating and financial policies of an audit client.

There were no members with the ability to exercise significant influence over the operating and financial policies of FHLBank at December 31, 2019.

FHFA Advisory Bulletin 2019-01 Business Resiliency Management. On May 7, 2019, the FHFA issued an advisory bulletin on Business Resiliency Management for FHLBanks and other entities regulated by the FHFA (the Business Resiliency AB) that communicates the FHFA’s expectations with respect to minimizing the impact of disruptions in service from uncontrolled events and the maintenance of business operations at predefined levels. The Business Resiliency AB rescinds the FHFA’s 2002 disaster recovery guidance. The new guidance states that a business resiliency program should guide the regulated entity to respond appropriately to disruptions affecting business operations, personnel, equipment, facilities, information technology systems, and information assets. The Business Resiliency AB provides guidance on the elements of a safe and sound business resiliency program, which include governance, risk assessment and business impact analysis, risk mitigation and plan development, testing and analysis, and risk monitoring and program sustainability.

We do not expect the Business Resiliency AB to have a material effect on our financial condition or results of operations.

Final Rule on FHLBank Capital Requirements. On February 20, 2019, the FHFA published a final rule, effective January 1, 2020, that adopted, with amendments, the regulations of the Federal Housing Finance Board (FHFB, predecessor to the FHFA) pertaining to the capital requirements for the FHLBanks. This final rule carries over most of the prior FHFB regulations without material change but substantively revises the credit risk component of the risk-based capital requirement, as well as the limitations on extensions of unsecured credit. The main revisions remove requirements that we calculate credit risk capital charges and unsecured credit limits based on ratings issued by an NRSRO, and instead require that we establish and use our own internal rating methodology (which may include, but not solely rely on, NRSRO ratings). The rule imposes a new credit risk capital charge for cleared derivatives. This final rule also revises the percentages used in the regulation’s tables to calculate credit risk capital charges for advances and for non-mortgage assets. This final rule also rescinds certain contingency liquidity requirements that were part of the FHFB regulations, as these requirements are now addressed in an Advisory Bulletin on FHLBank Liquidity Guidance issued by the FHFA in 2018.

We do not expect this rule to materially affect our financial condition or results of operations.

FDIC Final Rule on Reciprocal Deposits. On February 4, 2019, the FDIC published a final rule, effective March 6, 2019, related to the treatment of “reciprocal deposits,” which implements Section 202 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. This final rule exempts, for certain insured depository institutions (depositories), certain reciprocal deposits (deposits acquired by a depository from a network of participating depositories that enables depositors to receive FDIC insurance coverage for the entire amount of their deposits) from being subject to FDIC restrictions on brokered deposits. Under the rule, well-capitalized and well-rated depositories are not required to treat reciprocal deposits as brokered deposits up to the lesser of twenty percent of their total liabilities or $5 billion. Reciprocal deposits held by depositories that are not well-capitalized and well-rated may also be excluded from brokered deposit treatment in certain circumstances.

We do not expect the rule to materially affect our financial condition or results of operations. The rule could, however, enhance depositories’ liquidity by increasing the attractiveness of deposits that exceed FDIC insurance limits. This could affect the demand for certain advance products.

Developments applicable to interest rate swaps:

Uncertainty Regarding Brexit. In June 2016, the United Kingdom (the UK) voted in favor of leaving the European Union (the EU), and in March 2017, Article 50 of the Lisbon Treaty was invoked, commencing a period of negotiations between the UK and the European Council for the UK’s withdrawal from the EU, which was subsequently extended by the European Council members in agreement with the UK. On January 31, 2020, the UK withdrew from the EU, with a transition period to last until December 31, 2020, which period may be extended for an additional two years. During this transition period, the UK and the EU will negotiate the details of their future relationship, including what conditions will apply to EU-based entities that want to do business with the UK, and vice versa, after the transition period.

We do not have material exposure to non-cleared swap counterparties based in the UK or the EU.

CFTC No-action Relief for LIBOR Amendments. On December 17, 2019, three divisions of the Commodity Futures Trading Commission (CFTC) issued no-action letters to provide relief with respect to the transition away from LIBOR and other interbank offered rates (IBORs). Among other forms of relief, the letters, subject to certain limitations:

•
permit registered swap dealers, major swap participants, security-based swap participants, and major security-based swap participants (covered swap entities) to amend an uncleared swap entered into before the compliance date of the CFTC’s uncleared swap margin requirements (such swap, a legacy swap, and such requirements, the CFTC margin rules) to include LIBOR or other IBOR fallbacks without the legacy swap becoming subject to the CFTC margin rules; and

•
provide time-limited relief, until December 31, 2021, for: (1) swaps that are not subject to the central clearing requirement because they were executed prior to the relevant compliance date; and (2) swaps that are subject to the trade execution requirement to be amended to include LIBOR or other IBOR fallbacks without becoming subject to such clearing or trade execution requirements.

We do not expect these no-action letters to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Agency Covered Swap Entities. On November 7, 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board, the FDIC, the Farm Credit Administration and the FHFA (collectively, the Agencies) jointly published a proposed rule that would amend the Agencies’ regulations that established minimum margin and capital requirements for uncleared swaps (the prudential margin rules) for covered swap entities under the jurisdiction of one of the Agencies (Agency covered swap entities). In addition to other changes, the proposed amendments would permit those uncleared swaps entered into by Agency covered swap entities before the compliance date of the prudential margin rules (Agency legacy swaps) to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended to replace LIBOR or another rate that is reasonably expected to be discontinued or is reasonably determined to have lost its relevance as a reliable benchmark due to a significant impairment. Among other things, the proposed rule would also amend the prudential margin rules to: (1) extend the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for Agency covered swap entity counterparties with an average daily aggregate notional amount of non-cleared swaps from $8 billion to $50 billion; (2) clarify that an Agency covered swap entity does not have to execute initial margin trading documentation with a counterparty prior to the time that the counterparty is required to collect or post initial margin; and (3) permit Agency legacy swaps to retain their legacy status and not become subject to the prudential margin rules in the event that they are amended due to certain life-cycle activities, such as reductions of notional amounts or portfolio compression exercises.

We do not expect this rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

CFTC Advisory on Initial Margin Documentation Requirements. On July 9, 2019, the CFTC issued an advisory (the Advisory) on the CFTC margin rules to clarify that documentation governing the posting, collection, and custody of initial margin is not required to be completed until such time as the aggregate unmargined exposure to a counterparty (and its margin affiliates) exceeds a threshold of $50 million. The CFTC margin rules provide that CFTC covered swap entities are required to post and collect initial margin with counterparties that are swap dealers or financial end users with material swaps exposure, as defined under the rule. The CFTC margin rules, however, contain an initial margin threshold amount of $50 million between a covered swap entity (and its margin affiliates) on the one hand, and its counterparty (and its margin affiliates) on the other. The Advisory clarifies that no initial margin documentation is required until the amount of initial margin exchangeable between a covered swap entity (and its margin affiliates) and its counterparty (and its margin affiliates) exceeds the initial margin threshold amount of $50 million. The Advisory, however, does instruct CFTC covered swap entities to closely monitor initial margin amounts if they are approaching the $50 million initial margin threshold with a counterparty and to take appropriate steps to ensure that the required documentation is in place at such time as the threshold is reached.

We are monitoring the initial margin thresholds and do not currently expect our documentation requirements to change based on the clarification to the CFTC margin rules provided by the Advisory.

Item 1A: Risk Factors

Business Risk - General
Changes in economic conditions, or federal fiscal and monetary policy could impact our business. Our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following: (1) changes in interest rates; (2) fluctuations in both debt and equity capital markets; (3) conditions in the financial, credit, mortgage, and housing markets; (4) the willingness and ability of financial institutions to expand lending; and (5) and the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends.

An economic downturn, natural disaster, or pandemic in the FHLBank’s region could adversely affect our profitability and financial condition. Economic recession over a prolonged period or other unfavorable economic conditions in our region (including on a state or local level) could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held in portfolio. Portions of our region also are subject to risks from tornadoes, floods, or other natural disasters, and all are subject to pandemic risk. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of our members, may damage or destroy collateral that members have pledged to secure advances or mortgages, or the livelihood of borrowers of members, or otherwise could cause significant economic dislocation in the affected areas of our region.

Additionally, the impact of widespread health emergencies may adversely impact our financial condition and results of operations, such as the potential impact from the recent outbreak of the coronavirus, which was first detected in Wuhan, Hubei Province, China but has now spread to other countries, including the United States. If our members are adversely affected, or if the virus leads to a widespread health emergency that impacts our employees or vendors, or the borrowers of our members, or economic growth generally, our financial condition and results of operations could be adversely affected.

Business Risk - Legislative and Regulatory
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

We are subject to a complex body of laws and regulatory and other requirements that could change in a manner detrimental to our operations. The FHLBanks are GSEs organized under the authority of the Bank Act, and, as such, are governed by federal laws, regulations and other guidance adopted and applied by the FHFA, which serves as the federal regulator of the FHLBanks and the Office of Finance, Fannie Mae, and Freddie Mac. There is a risk that actions by the FHFA toward Fannie Mae and Freddie Mac may have an unfavorable impact on the FHLBanks’ operations and/or financial condition because of the significant difference in their business models compared to ours. In addition, Congress may amend the Bank Act or pass other legislation that significantly affects the rights, obligations, and permissible activities of the FHLBanks and the manner in which the FHLBanks carry out their housing-finance and liquidity missions and business operations. The U.S. Congress is considering broad legislation for reform of GSEs as a result of the disruptions in the financial and housing markets and the conservatorships of Fannie Mae and Freddie Mac. We do not know how, when, or to what extent GSE reform legislation will be adopted, and if adopted, how it would impact the business or operations of FHLBank or the FHLBank System. We are, or may also become, subject to further regulations promulgated by the SEC, CFTC, Federal Reserve Bank, Financial Crimes Enforcement Network, or other regulatory agencies. In addition, there is a risk that our funding costs and access to funds could be adversely affected by changes in investors’ perception of the systemic risks associated with Fannie Mae and Freddie Mac.

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

Business Risk - Strategic
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

A high proportion of advances and capital is concentrated with a few members, and a loss of, or change in business activities with, such institutions could adversely affect us. We have a concentration of advances (see Table 26) and capital with a few institutions. A reduction in advances by such institutions, or the loss of membership by such institutions, whether through merger, consolidation, withdrawal, or other action, may result in a reduction in our total assets and a possible reduction of capital as a result of the repurchase or redemption of capital stock. The reduction in assets and capital may also reduce our net income.

Changes in our credit ratings may adversely affect our business operations. As of March 13, 2020, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of March 13, 2020, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

Credit Risk
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

Market Risk
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

There is substantial uncertainty regarding the replacement of the LIBOR benchmark interest rate, which could adversely affect our business, results of operations, and financial condition. In July 2017, the United Kingdom's Financial Conduct Authority (FCA) announced that it plans to phase out the regulatory oversight of LIBOR interest rate indices by 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. While we currently expect LIBOR to be viable benchmark until the end of 2021, it is possible that LIBOR will become unavailable prior to the end of 2021. We are unable to predict when LIBOR will cease to be available and market participants have not agreed on a cessation trigger. The Alternative Reference Rates Committee (ARRC) in the United States has identified SOFR as the rate that represents best practice for use in new US Dollar (USD) derivatives and other financial contracts as its recommended alternative to USD LIBOR in the United States. SOFR is intended to be a broad measure of the average cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. As noted throughout this annual report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to USD LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021.

We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. The market transition away from LIBOR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. Introduction of an alternative reference rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that other alternative reference rates may or may not be developed with additional complications. We are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted reference rate in place of LIBOR, or what the precise impact of a possible transition to SOFR or another alternate replacement reference rate will have on our business, financial condition, or results of operations. The upcoming discontinuance of LIBOR and transition to SOFR or an alternative reference rate could adversely impact existing financial assets and liabilities indexed to LIBOR, including the effectiveness of existing hedging transactions, which could have an adverse impact on our business, financial condition, and results of operations.

For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under Item 7.

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

The use of derivatives also subjects us to earnings volatility caused primarily by the changes in the fair values of derivatives that do not qualify for hedge accounting and, to a lesser extent, by hedge ineffectiveness, which is the difference in the amounts recognized in our earnings for the changes in fair value of a derivative and the related hedged item. If we are unable to apply hedge accounting due to changes in accounting guidance or other changes in circumstances that impact our ability to utilize hedge accounting, the result could be an increase in the volatility of our earnings from period to period. Such increases in earnings volatility could affect our ability to pay dividends, our ability to meet our retained earnings threshold, and our members’ willingness to hold the capital stock necessary for membership and/or lending activities with us.

Liquidity and Capital Risk
We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we are subject to various regulatory liquidity requirements, including a contingency funding plan designed to protect against temporary disruptions in access to the FHLBank debt markets in response to a rise in capital market volatility. Our efforts to manage our liquidity position, including carrying out our contingency funding plan and the related costs, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

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

Operational Risk
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

For additional information on information system and security threats, see “Risk Management – Operations Risk Management” under Item 7.

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

For additional information on internal controls, see “Risk Management – Operations Risk Management” under Item 7.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We own our primary facility located at 500 SW Wanamaker Road, Topeka, Kansas.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of March 13, 2020, we had 706 stockholders of record and 4,524,494 shares of Class A Common Stock and 13,099,122 shares of Class B Common Stock outstanding, including 15,214 shares of Class A Common Stock and 8,500 shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

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

Due to the decline in interest rates in recent periods, stock dividends on Class A Common Stock and Class B Common Stock will likely be lower in 2020 than what was paid in 2019. Historically, dividend levels have been influenced by several factors, including the following objectives: (1) moving dividend rates gradually over time; (2) having dividends reflective of the level of current short‑term interest rates; and (3) managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Item 6: Selected Financial Data

Table 7 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 7

	12/31/2019	12/31/2018	12/31/2017	12/31/2016	12/31/2015
Statement of Condition (as of period end):
Total assets	$63,276,654	$47,715,256	$48,076,605	$45,216,749	$44,426,133
Investments[1]	20,086,473	10,305,382	13,998,599	13,609,653	13,606,080
Advances	30,241,315	28,730,113	26,295,849	23,985,835	23,580,371
Mortgage loans, net[2]	10,633,009	8,410,462	7,286,397	6,640,725	6,390,708
Total liabilities	60,485,603	45,261,004	45,570,502	43,254,301	42,584,381
Deposits	790,640	473,820	461,769	598,931	759,366
Consolidated obligation discount notes, net[3]	27,447,911	20,608,332	20,420,651	21,775,341	21,813,446
Consolidated obligation bonds, net[3]	32,013,314	23,966,394	24,514,468	20,722,335	19,866,034
Total consolidated obligations, net[3]	59,461,225	44,574,726	44,935,119	42,497,676	41,679,480
Mandatorily redeemable capital stock	2,415	3,597	5,312	2,670	2,739
Total capital	2,791,051	2,454,252	2,506,103	1,962,448	1,841,752
Capital stock	1,766,456	1,524,537	1,640,039	1,226,675	1,208,947
Total retained earnings	999,809	914,022	840,406	735,196	651,782
Accumulated other comprehensive income (loss) (AOCI)	24,786	15,693	25,658	577	(18,977)
Statement of Income (for the year ended):
Net interest income	256,064	271,197	270,008	257,184	239,680
Provision (reversal) for credit losses on mortgage loans	387	27	(186)	(109)	(1,909)
Other income (loss)	22,973	(12,847)	15,987	(13,830)	(80,089)
Other expenses	72,816	69,108	67,036	63,706	57,762
Income before assessments	205,834	189,215	219,145	179,757	103,738
AHP	20,597	18,944	21,934	17,984	10,378
Net income	185,237	170,271	197,211	161,773	93,360
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	281	399	267	291	296
Dividends paid in stock[4]	99,169	96,256	91,734	78,068	68,415
Weighted average dividend rate[5]	6.46%	6.13%	5.77%	5.29%	5.26%
Dividend payout ratio[6]	53.69%	56.77%	46.65%	48.44%	73.60%
Return on average equity	7.32%	6.82%	8.18%	7.45%	4.78%
Return on average assets	0.33%	0.31%	0.37%	0.33%	0.21%
Average equity to average assets	4.45%	4.62%	4.55%	4.47%	4.45%
Net interest margin[7]	0.45%	0.50%	0.51%	0.53%	0.55%
Total capital ratio[8]	4.41%	5.14%	5.21%	4.34%	4.14%
Regulatory capital ratio[9]	4.38%	5.12%	5.17%	4.34%	4.19%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.

[2]	The allowance for credit losses on mortgage loans was $985,000, $812,000, $1,208,000, $1,674,000, and $1,972,000 as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 17 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $139,000, $229,000, $195,000, $79,000, and $39,000 for the years ended December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

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

Additionally, refer to Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K for our MD&A for the fiscal year 2018 compared to fiscal year 2017.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, standby letters of credit, and AMA, at levels determined by management with the Board of Director’s approval and within the ranges stipulated in our Capital Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are UPBs outstanding). At our discretion, we may repurchase excess stock resulting from a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

Net income for the year ended December 31, 2019 was $185.2 million compared to $170.3 million for the year ended December 31, 2018. The $14.9 million, or 8.8 percent, increase in net income for the year ended December 31, 2019 compared to the prior year was due largely to a $37.7 million increase in unrealized net gains on economic derivatives and trading securities resulting from declines in longer-term market interest rates since December 31, 2018. The unrealized net gains on trading securities were due to decreases in mortgage and U.S. Treasury interest rates and were partially offset by negative fair value fluctuations on some interest rate swaps caused by a decrease in LIBOR between periods. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities can be found in "Results of Operations" under this MD&A.

For the year ended December 31, 2019, net interest income was $256.1 million compared to $271.2 million for the same period in the prior year. The volume of interest-earning assets increased for the year ended December 31, 2019 compared to the prior year, but an increase in premium amortization and tightening spreads caused a $15.1 million, or 5.6 percent, decline in net interest income. Premium amortization on mortgage-related assets increased due to the decline in long-term market interest rates during 2019. This decline resulted in an increase in prepayment speeds on mortgage-related assets which accelerates premium amortization, thereby reducing net interest income. However, this decrease in long-term market interest rates also allowed us to replace some callable debt at a lower cost, which will provide a greater benefit in future periods. The accelerated amortization of concessions (i.e., broker fees) on the called debt further reduced net interest income for the year ended December 31, 2019. Changes in regulatory liquidity requirements effective March 31, 2019 changed the level and composition of assets held for liquidity purposes and the structure of the related funding, which has resulted in spread compression.

The change in net interest income for the year ended December 31, 2019 was also impacted by the adoption of a new hedge accounting standard on January 1, 2019 that requires fair value fluctuations on designated fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense for us. The guidance was adopted prospectively, so the fair value fluctuations on fair value hedges in the prior year are presented in other income, which creates a lack of comparability between periods. Fair value fluctuations on designated fair value hedges decreased net interest income by $2.4 million for the year ended December 31, 2019.

Total assets increased $15.6 billion, or 32.6 percent, from December 31, 2018 to December 31, 2019. Although we experienced growth in mortgage loans and advances, the majority of the increase was in short- and long-term investments in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $5.7 billion in U.S. Treasury obligations since the third quarter of 2018. We believe the MPF Program continues to meet the needs of members by providing a reliable option for mortgage sales, as indicated by mortgage deliveries of over $1.0 billion for each of the last two quarters of 2019.

Total liabilities increased $15.2 billion, or 33.6 percent, from December 31, 2018 to December 31, 2019, which corresponded with the increase in assets, but the funding mix remained consistent between periods. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, Prime, Treasury bills, or the overnight index swap (OIS) rate. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Market Trends" and "Financial Condition" under this MD&A.

Total capital increased $336.8 million, or 13.7 percent, between periods primarily due to an increase in capital stock held in excess of activity requirements, capital stock related to advance utilization, and growth in retained earnings.

An increase in average assets and average equity combined with the increase in net income resulted in a return on average equity (ROE) of 7.32 percent for the year ended December 31, 2019 compared to 6.82 percent for the prior year. Dividends paid to members totaled $99.5 million for the year ended December 31, 2019 compared to $96.7 million for the prior year. From December 31, 2018 to December 31, 2019, the dividend rate for Class A Common Stock increased to 2.50 percent from 2.00 percent and the dividend rate for Class B Common Stock increased to 7.50 percent from 7.25 percent. The weighted average dividend rate for the year ended December 31, 2019 was 6.46 percent, which represented a dividend payout ratio of 53.7 percent, compared to a weighted average dividend rate of 6.13 percent and a payout ratio of 56.8 percent for the same period in 2018. Differences in the weighted average dividend rates between periods are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods and the increases in the dividend rates. Other factors impacting the outstanding stock class mix during 2019 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 7).

Our strategic business plan is structured in such a way that our business activities are intended to achieve our mission consistent with the FHFA’s core mission achievement guidance. The Primary Mission Asset ratio is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less, utilizing par balances. Our Primary Mission Asset ratio was 75 percent for 2019. We intend to manage our balance sheet with the goal of maintaining a Primary Mission Asset ratio within a range of 70 to 80 percent. However, this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, so it is possible that we will be unable to maintain this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 8 presents selected market interest rates as of the dates or for the periods shown.

Table 8

Market Instrument	Average Rate	Average Rate	12/31/2019	12/31/2018
	2019	2018	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1,2]	2.21%	N/A	1.55%	3.00%
Federal funds effective rate[1]	2.16	1.83%	1.55	2.40
Federal Reserve interest rate on excess reserves[1]	2.13	1.88	1.55	2.40
3-month U.S. Treasury bill[1]	2.09	1.96	1.55	2.36
3-month LIBOR[1]	2.33	2.31	1.91	2.81
2-year U.S. Treasury note[1]	1.97	2.53	1.57	2.51
5-year U.S. Treasury note[1]	1.95	2.75	1.69	2.53
10-year U.S. Treasury note[1]	2.14	2.91	1.92	2.70
30-year residential mortgage note rate[1,3]	4.22	4.80	3.95	4.84

[1]	Source is Bloomberg.

[2]	SOFR was first published on April 3, 2018.

[3]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During 2019, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable, although the yield curve flattened, which made shorter-term debt more expensive relative to longer-term structures. However, in March 2020, the Federal Open Market Committee (FOMC) announced two emergency decreases to the Federal funds rate, bringing the target range to zero to 0.25 percent due to the anticipated negative impact of coronavirus on the U.S. economy. The FOMC expects to maintain this target range until it is confident that the economy has recovered from the downturn related to the coronavirus outbreak and is on track to achieve its maximum employment and price stability goals. The FOMC also announced an increase in bond purchases as part of quantitative easing. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

In July 2017, the FCA announced that it planned to phase out the regulatory oversight of LIBOR interest rate indices by 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. The ARRC in the United States has proposed SOFR as its recommended alternative to USD LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. As noted throughout this annual report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to USD LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

Critical Accounting Policies and Estimates
The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. These assumptions and assessments include: (1) the accounting related to derivatives and hedging activities; and (2) fair value determinations.

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

A hedging relationship is created from the designation of a derivative financial instrument as hedging our exposure to changes in the fair value of a financial instrument. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Highly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut hedge accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which quantitative effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item.

For derivative transactions that potentially qualify for long haul fair value hedge accounting treatment, management must assess how effective the derivatives have been, and are expected to be, in hedging offsetting changes in the estimated fair values attributable to the risks being hedged in the hedged items. Quantitative hedge effectiveness testing is performed at the inception of the hedging relationship and on an ongoing basis for long haul fair value hedges. We perform testing at hedge inception based on regression analysis of the hypothetical performance of the hedging relationship using historical market data. We then perform regression testing on an ongoing basis using accumulated actual values in conjunction with hypothetical values. Specifically, each month we use a consistently applied statistical methodology that employs the most recent 30 historical interest rate environments and includes an R-squared test (commonly used statistic to measure correlation of the data), a slope test, and an F-statistic test (commonly used statistic to measure how well the regression model describes the collection of data). These tests measure the degree of correlation of movements in estimated fair values between the derivative and the related hedged item. For the hedging relationship to be considered effective, results must fall within established tolerances.

Given that a derivative qualifies for long haul fair value hedge accounting treatment, the most important element of effectiveness testing is the price sensitivity of the derivative and the hedged item in response to changes in interest rates and volatility as expressed by their effective durations. The effective duration will be influenced mostly by the final maturity and any option characteristics. In general, the shorter the effective duration, the more likely it is that effectiveness testing would fail because of the impact of the short-term index side of the interest rate swap. In this circumstance, the slope criterion is the more likely factor to cause the effectiveness test to fail.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item, changes in the market value of the derivative are reflected in income without any offset. As of December 31, 2019 and 2018, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities and because of the relationship between mortgage rates relative to the interest rate swap curve for the swapped MBS trading securities. See Tables 62 and 63 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of non-MBS and MBS classified as trading securities related to economic hedges was $1.9 billion and $0.8 billion, respectively, as of December 31, 2019, which matches the notional amount of interest rate swaps hedging the GSE debentures and MBS in trading securities on that date. For asset/liability management purposes, our fixed rate GSE debentures and MBS currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 15 through 18 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2019 and 2018, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair value measurement under GAAP uses a three-level fair value hierarchy to reflect the level of judgment involved in estimating fair value. Fair values are based on market prices when they are available (generally considered a Level 1 or Level 2 valuation under GAAP). If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments (generally considered a Level 3 valuation under GAAP). Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. Additionally, due diligence procedures are completed for third-party pricing vendors. The assumptions used by third-party pricing vendors or within our models may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 16 of the Notes to Financial Statements under Part II, Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values and the due diligence procedures completed. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2019, we had no fair values that were classified as Level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and REO, which were written down to their fair values and considered Level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing derived should be considered Level 3 valuations.

Results of Operations
Earnings Analysis: Table 9 presents changes in the major components of our net income (dollar amounts in thousands):

Table 9

	Increase (Decrease) in Earnings Components
	2019 vs. 2018
	Dollar Change	Percentage Change
Total interest income	$231,743	18.4%
Total interest expense	246,876	25.0
Net interest income	(15,133)	(5.6)
Provision (reversal) for credit losses on mortgage loans	360	1,333.3
Net interest income after mortgage loan loss provision	(15,493)	(5.7)
Net gains (losses) on trading securities	92,171	420.7
Net gains (losses) on derivatives and hedging activities	(54,432)	(1,705.8)
Other non-interest income	(1,919)	(15.7)
Total other income (loss)	35,820	278.8
Operating expenses	965	1.7
Other non-interest expenses	2,743	21.6
Total other expenses	3,708	5.4
AHP assessments	1,653	8.7
NET INCOME	$14,966	8.8%

Table 10 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 10

	Year Ended December 31,
	2019		2018		2017
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$466,531	31.3%	$361,563	28.8%	$214,239	25.7%
Advances	716,199	48.1	637,203	50.7	402,071	48.3
Mortgage loans held for portfolio	304,582	20.5	256,698	20.4	214,388	25.8
Other	1,440	0.1	1,545	0.1	1,280	0.2
TOTAL INTEREST INCOME	$1,488,752	100.0%	$1,257,009	100.0%	$831,978	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2019 was $185.2 million compared to $170.3 million for the year ended December 31, 2018. The $14.9 million, or 8.8 percent, increase in net income for the year ended December 31, 2019 compared to the prior year was due largely to a $37.7 million increase in net unrealized gains on trading securities and derivatives. The net unrealized gains on trading securities were due mostly to decreases in mortgage and U.S. Treasury interest rates during 2019, which were partially offset by the negative fair value fluctuations on some interest rate swaps caused by the decrease in LIBOR between periods. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities can be found in this section under the heading "Net Gains (Losses) on Derivatives and Hedging Activities" and "Net Gains (Losses) On Trading Securities." Net interest income decreased by $15.1 million for the year ended December 31, 2019 compared to the same period in the prior year due primarily to increased premium amortization, discussed in greater detail below. Other expenses increased by $3.7 million from December 31, 2018 to December 31, 2019 primarily due to an increase in mortgage loan transaction fees due to the growth in the mortgage loan portfolio and FHLBank System-related expenses. An increase in average assets and average equity combined with the increase in net income resulted in an ROE of 7.32 percent for the year ended December 31, 2019 compared to 6.82 percent for the prior year. Dividends paid to members totaled $99.5 million for the year ended December 31, 2019 compared to $96.7 million for the prior year.

Net Interest Income: Net interest income was $256.1 million for the year ended December 31,2019 compared to $271.2 million for the same period in the prior year. The volume of interest-earning assets increased for the year ended December 31, 2019 compared to the prior year, but an increase in premium amortization and tightening spreads caused a $15.1 million, or 5.6 percent, decline in net interest income. Premium amortization on mortgage-related assets increased due to the decline in long-term market interest rates during 2019. This decline resulted in an increase in prepayment speeds on mortgage-related assets which accelerates premium amortization, thereby reducing net interest income. However, this decrease in long-term market interest rates also allowed us to replace some callable debt at a lower cost, which will provide a greater benefit in future periods. The accelerated amortization of concessions (i.e., broker fees) on the called debt further reduced net interest income.

The change in net interest income for the year ended December 31, 2019 was also impacted by the adoption of a new hedge accounting standard on January 1, 2019 that requires fair value fluctuations on designated fair value hedges to be presented in the income statement line item related to the hedged item, which is interest income/expense for us. The guidance was adopted prospectively, so the fair value fluctuations on fair value hedges in the prior year are presented in other income, which creates a lack of comparability between periods. Fair value fluctuations on designated fair value hedges decreased net interest income by $2.4 million for the year ended December 31, 2019.

Yields: Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the year ended December 31, 2019 was 2.62 percent compared to 2.34 percent for the year ended December 31, 2018. The average cost of interest-bearing liabilities for the year ended December 31, 2019 was 2.28 percent, compared to 1.92 percent for the year ended December 31, 2018. Net interest margin declined by 5 basis points to 45 basis points for the year ended December 31, 2019 compared to 50 basis points in the prior year due largely to an increase in average funding cost driven largely by the changes in short-term interest rates and the accelerated amortization of concessions. These same factors also caused net interest spread to decline by 8 basis points for the same period, to 34 basis points for the year ended December 31, 2019 compared to 42 basis points for the same period in the prior year (see Table 13). Recent changes in regulatory liquidity requirements changed the level and composition of assets held for liquidity purposes and the structure of the related funding. The change in liquidity requirements has resulted in margin and spread compression, specifically as it relates to overnight assets funded with term debt, as the average cost of discount notes increased 39 basis points during 2019 compared to 2018 and the average yield on short-term investments increased 35 basis points over the same period. The increase in premium amortization on mortgage loans and the accelerated concession amortization on consolidated obligations decreased net interest spread by four basis points and decreased net interest margin by four basis points. For further discussion of how we use bonds and discount notes, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.

Average Balances: The average balance of interest-earning assets increased $3.0 billion, or 5.5 percent, for the year ended December 31, 2019 compared to the same period in the prior year. This increase was due to a $3.0 billion, or 19.1 percent, increase in the average balance of investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, largely in response to changes in regulatory liquidity requirements. The average balance of advances decreased $1.6 billion, or 5.3 percent, during 2019 compared to 2018, almost entirely as a result of a decrease in the average balance of line of credit advances. A portion of the growth in average advances over the past few years has resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018 and 2019, the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. The average balance of mortgage loans increased $1.5 billion, or 19.3 percent, despite prepayment activity associated with the decline in mortgage interest rates during 2019. The increase in mortgage loans was attributed in large part to continued production from our top five PFIs and utilization of recent program enhancements that provide PFIs with additional funding opportunities.

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. Net interest payments or receipts on interest rate swaps designated as fair value hedges and the amortization/accretion of hedging activities are recognized as adjustments to the interest income or expense of the hedged asset or liability. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities instead of net interest income (net interest received/paid on economic derivatives is identified in Tables 15 and 16 under this Item 7), which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. For 2019, net interest income is also impacted by unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships as a result of new hedge accounting guidance adopted January 1, 2019. Tables 11 and 12 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 11

	2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$47	$(2,274)	$—	$193	$(363)	$(2,397)
Net amortization/accretion of hedging activities	(1,356)	—	(2,029)	—	—	(3,385)
Net interest received (paid)	19,860	1,281	—	20	(5,312)	15,849
TOTAL	$18,551	$(993)	$(2,029)	$213	$(5,675)	$10,067

Table 12

	2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Net amortization/accretion of hedging activities	$(3,881)	$—	$(403)	$—	$—	$(4,284)
Net interest received (paid)	9,653	474	—	12	(5,178)	4,961
TOTAL	$5,772	$474	$(403)	$12	$(5,178)	$677

Table 13 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 13

	2019			2018			2017
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$888,890	$19,801	2.23%	$762,346	$14,957	1.96%	$417,175	$4,204	1.01%
Securities purchased under agreements to resell	4,521,312	104,397	2.31	3,571,355	71,298	2.00	2,323,216	23,937	1.03
Federal funds sold	1,476,595	32,834	2.22	2,229,989	40,306	1.81	2,716,688	27,994	1.03
Investment securities[1,2]	12,121,452	309,499	2.55	9,401,909	235,002	2.50	8,864,480	158,104	1.78
Advances[2,3]	28,322,033	716,199	2.53	29,899,634	637,203	2.13	31,605,448	402,071	1.27
Mortgage loans[4,5]	9,326,732	304,582	3.27	7,816,191	256,698	3.28	6,891,057	214,388	3.11
Other interest-earning assets	47,752	1,440	3.02	46,113	1,545	3.35	29,530	1,280	4.33
Total earning assets	56,704,766	1,488,752	2.62	53,727,537	1,257,009	2.34	52,847,594	831,978	1.57
Other non-interest-earning assets	241,586			357,122			204,665
Total assets	$56,946,352			$54,084,659			$53,052,259

Interest-bearing liabilities:
Deposits	$544,001	9,820	1.81	$560,819	8,912	1.59	$486,747	3,371	0.69
Consolidated obligations[2]:
Discount Notes	23,972,736	532,155	2.22	24,713,789	451,380	1.83	26,811,378	237,019	0.88
Bonds	29,441,519	689,275	2.34	25,988,893	524,255	2.02	23,038,357	320,895	1.39
Other borrowings	51,854	1,438	2.78	44,565	1,265	2.84	19,257	685	3.56
Total interest-bearing liabilities	54,010,110	1,232,688	2.28	51,308,066	985,812	1.92	50,355,739	561,970	1.11
Capital and other non-interest-bearing funds	2,936,242			2,776,593			2,696,520
Total funding	$56,946,352			$54,084,659			$53,052,259

Net interest income and net interest spread[6]		$256,064	0.34%		$271,197	0.42%		$270,008	0.46%

Net interest margin[7]			0.45%			0.50%			0.51%

[1]
The non-credit portion of the other-than-temporary (OTTI) discount on held-to-maturity securities and the fair value adjustment on available-for-sale securities are excluded from the average balance for calculations of yield since the changes are adjustments to equity.

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

[4]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $6.9 million, $6.1 million and $5.7 million for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 14 summarizes changes in interest income and interest expense (in thousands):

Table 14

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$2,668	$2,176	$4,844	$5,014	$5,739	$10,753
Securities purchased under agreements to resell	20,834	12,265	33,099	17,253	30,108	47,361
Federal funds sold	(15,481)	8,009	(7,472)	(5,741)	18,053	12,312
Investment securities	69,338	5,159	74,497	10,090	66,808	76,898
Advances	(35,004)	114,000	78,996	(22,785)	257,917	235,132
Mortgage loans	49,338	(1,454)	47,884	29,914	12,396	42,310
Other assets	51	(156)	(105)	602	(337)	265
Total earning assets	91,744	139,999	231,743	34,347	390,684	425,031
Interest Expense[3]:
Deposits	(274)	1,182	908	583	4,958	5,541
Consolidated obligations:
Discount notes	(13,891)	94,666	80,775	(19,895)	234,256	214,361
Bonds	74,711	90,309	165,020	45,191	158,169	203,360
Other borrowings	202	(29)	173	743	(163)	580
Total interest-bearing liabilities	60,748	186,128	246,876	26,622	397,220	423,842
Change in net interest income	$30,996	$(46,129)	$(15,133)	$7,725	$(6,536)	$1,189

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

As reflected in Tables 15 and 16, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives, which do not qualify for hedge accounting treatment under GAAP. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. For periods prior to January 1, 2019, ineffectiveness on fair value hedges contributed to unrealized gains and losses on derivatives, but to a lesser degree. Beginning January 1, 2019, fair value fluctuations on fair value hedges are recorded in the financial statement line item related to the hedged item (i.e., interest income or expense) in accordance with the prospective adoption of new hedge accounting guidance. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but also a function of the spreads in relationship to the relevant index rate. Tables 15 and 16 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 15

	2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,379)	$(71,468)	$—	$(1)	$14,960	$(57,888)
Mortgage delivery commitments	—	—	4,309	—	—	4,309
Discount note commitments	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(21)	(2,263)	—	(3)	(1,687)	(3,974)
Net gains (losses) on derivatives and hedging activities	(1,400)	(73,731)	4,309	(74)	13,273	(57,623)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	70,950	—	—	—	70,950
TOTAL	$(1,400)	$(2,781)	$4,309	$(74)	$13,273	$13,327

Table 16

	2018
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Other	Total
Net gains (losses) on derivatives and hedging activities:
Fair value hedges - unrealized gains (losses) due to fair value changes	$(4,450)	$(2,091)	$—	$—	$251	$—	$(6,290)
Economic hedges – unrealized gains (losses) due to fair value changes	(333)	15,880	—	—	(4,061)	—	11,486
Mortgage delivery commitments	—	—	(1,642)	—	—	—	(1,642)
Discount note commitments	—	—	—	70	—	—	70
Economic hedges – net interest received (paid)	(2)	(4,172)	—	—	(1,302)	—	(5,476)
Price alignment amount on derivatives for which variation margin is daily settled	—	—	—	—	—	(1,339)	(1,339)
Net gains (losses) on derivatives and hedging activities	(4,785)	9,617	(1,642)	70	(5,112)	(1,339)	(3,191)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(20,082)	—	—	—	—	(20,082)
TOTAL	$(4,785)	$(10,465)	$(1,642)	$70	$(5,112)	$(1,339)	$(23,273)

For the years ended December 31, 2019 and 2018, net unrealized losses on derivatives decreased net income by $57.6 million and $3.2 million, respectively. For 2019, the majority of the losses were economic interest rate swaps associated with trading securities, and declines in LIBOR and OIS (the index rates on these swaps) between 2018 and 2019 resulted in fair value losses that were largely offset by fair value gains on the trading securities (see Table 17). We experienced unrealized fair value gains on basis swaps economically hedging consolidated obligations primarily caused by the decline in one-month LIBOR. We experienced unrealized fair value losses on interest rate swaps indexed to OIS and hedging U.S. Treasury obligations held in our trading portfolio as OIS declined towards the end of the year relative to the rates at inception. These fluctuations were offset by unrealized gains for the year ended December 31, 2019 attributable to the swapped U.S. Treasury obligations, which are recorded in net gains (losses) on trading securities. Unrealized losses on our interest rate swaps matched to GSE debentures for the year ended December 31, 2019 were a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and decreases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized gains for the years ended December 31, 2019 attributable to the swapped GSE debentures, which are recorded in net gains (losses) on trading securities.

For 2018, the majority of economic interest rate swaps associated with trading securities were in an unrealized gain position due to increases in LIBOR from the prior period, but we experienced unrealized fair value losses on basis swaps economically hedging consolidated obligations caused by widening between one- and three-month LIBOR in early 2018. We experienced unrealized fair value losses on the interest rate swaps indexed to OIS and hedging U.S. Treasury obligations held in our trading portfolio, as OIS declined towards the end of the year relative to the rates at inception. These fluctuations were offset by unrealized gains for the year ended December 31, 2018 attributable to the swapped U.S. Treasury obligations, which are recorded in net gains (losses) on trading securities. The unrealized gains on our interest rate swaps matched to GSE debentures were a result of the passage of time, changes in interest rates for their respective maturities (pay fixed rate swap), and increases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized losses for the years ended December 31, 2018 attributable to the swapped GSE debentures, which are recorded in net gains (losses) on trading securities. Changes in the LIBOR swap curve over the respective periods resulted in positive fair value fluctuations on interest rate swaps hedging multi-family GSE MBS recorded as trading securities. We experienced unrealized losses on our fixed rate multi-family GSE MBS investments for the year ended December 31, 2018 compared to unrealized gains in the prior year due to an increase in mortgage-related interest rates between 2017 and 2018.

Table 17 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment, by investment type (in thousands):

Table 17

	2019			2018
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(18,745)	$18,766	$21	$(4,552)	$4,408	$(144)
GSE debentures	(14,951)	16,026	1,075	6,718	(7,356)	(638)
GSE MBS	(37,421)	36,158	(1,263)	13,681	(17,134)	(3,453)
TOTAL	$(71,117)	$70,950	$(167)	$15,847	$(20,082)	$(4,235)

For additional detail regarding gains and losses on trading securities, see Table 18 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 15 and 16. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 18 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 18

	2019	2018
Trading securities not hedged:
GSE debentures	$(496)	$(1,731)
U.S. obligation MBS and GSE MBS	(193)	(113)
Short-term securities	—	16
Total trading securities not hedged	(689)	(1,828)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	18,766	4,408
GSE debentures	16,026	(7,356)
GSE MBS	36,158	(17,134)
Total trading securities hedged on an economic basis with derivatives	70,950	(20,082)
TOTAL	$70,261	$(21,910)

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multi-family GSE MBS, with smaller percentages of variable rate GSE debentures and GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 17 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multi-family GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate Treasury rates and swapped on an economic basis to OIS. We experienced unrealized gains on our fixed rate multi-family GSE MBS investments for the year ended December 31, 2019 compared to unrealized losses for the year ended December 31, 2018 due to a decrease in mortgage-related interest rates between periods. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures and U.S. Treasury obligations for the year ended December 31, 2019. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Given that the variable rate GSE debentures re-price monthly, they generally account for a small portion of the net gains (losses) on trading securities unless current market spreads on these variable rate securities diverge from the spreads at the time of our acquisition of the securities.

See Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Operating Expenses: Operating expenses include compensation and benefits and other operating expenses as presented in the Statements of Income included under Item 8 – “Financial Statements and Supplementary Data.” Approximately two-thirds of our operating expenses consist of compensation and benefits expense. Compensation and benefits expense remained relatively flat for 2019 compared to 2018 despite an increase in salary expense as a result of higher goal achievement as it relates to incentive compensation, hiring for new positions, and increases in market salaries in the industry. These increases were offset by a decrease in employee benefit expense resulting from favorable investment returns on our pension fund investment; thus, no additional contributions were required in 2019. We expect modest increases in compensation and benefits expense for 2020 in anticipation of hiring for new positions. We expect to remain at or near current levels of other operating expenses for 2020.

Other Expenses: We pay FHLBank Chicago for administering the MPF Program and maintaining the infrastructure through which we fund or purchase MPF loans from our PFIs. The increase in other expenses for the year ended December 31, 2019 compared to the prior year was due primarily to an increase in mortgage loan transaction fees due to the growth in the mortgage loan portfolio.

We, together with the other FHLBanks, are charged for the cost of operating the FHFA and the Office of Finance. The FHFA’s operating costs are also shared by Fannie Mae and Freddie Mac, and the Recovery Act prohibits assessments on the FHLBanks for operating costs in excess of the costs and expenses related to the FHLBanks. These expenses increased during 2019 and are expected to increase in 2020.

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

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements); and (3) other items excluded because they are not considered a part of our routine operations or ongoing business model, such as prepayment fees, gains/losses on retirement of debt, gains/losses on mortgage loans held for sale, and gains/losses on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gains (losses) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gains (losses) on derivatives and hedging activities and trading securities can come into consideration when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison. In contrast, GAAP net income, ROE based on GAAP net income and ROE spread based on GAAP net income can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance. Management believes such volatility hinders a consistent measurement analysis.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges when compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and are recorded in net gains (losses) on derivatives and hedging activities while the net interest settlements on qualifying fair value hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges included in the net gains (losses) on derivatives and hedging activities are removed to arrive at adjusted income (i.e., net interest settlements, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed).

Table 19 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 19

	2019	2018
Net income, as reported under GAAP	$185,237	$170,271
AHP assessments	20,597	18,944
Income before AHP assessments	205,834	189,215
Derivative (gains) losses[1]	56,046	(2,285)
Trading (gains) losses	(70,261)	21,910
Prepayment fees on terminated advances	(763)	(277)
Net (gains) losses on sale of held-to-maturity securities	46	(1,591)
Total excluded items	(14,932)	17,757
Adjusted income (a non-GAAP measure)	$190,902	$206,972

[1]	Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements (see next table) on economic hedges.

Adjusted income decreased $16.1 million for the year ended December 31, 2019 compared to the prior year as a result of a $11.7 million decrease in adjusted net interest income and a $3.7 million increase in other expenses. The decrease in adjusted net interest income for the year was a result of accelerated amortization of concessions on called bonds and accelerated amortization of premiums on mortgage-related assets (see Table 20). The increase in other expenses for the year ended December 31, 2019 was due primarily to an increase in mortgage loan transaction fees due to the growth in the mortgage loan portfolio and FHLBank System-related expenses.

Table 20 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 20

	2019	2018
Net interest income, as reported under GAAP	$256,064	$271,197
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income[1]	2,397	—
Net interest settlements on derivatives not qualifying for hedge accounting	(3,974)	(5,476)
Prepayment fees on terminated advances	(763)	(277)
Adjusted net interest income (a non-GAAP measure)	$253,724	$265,444

Net interest margin, as calculated under GAAP	0.45%	0.50%
Adjusted net interest margin (a non-GAAP measure)	0.45%	0.49%
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

Table 21 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE for the year ended December 31, 2019 compared to the prior year reflects the decrease in adjusted net income and the increase in average capital; however, the increase in average assets and average capital positively impacted ROE and partially offset the decrease in adjusted net income. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 21

	2019	2018
Average GAAP total capital	$2,531,504	$2,496,609
ROE, based upon GAAP net income	7.32%	6.82%
Adjusted ROE, based upon adjusted income	7.54%	8.29%
Average overnight Federal funds effective rate	2.16%	1.83%
Adjusted ROE as a spread to average overnight Federal funds effective rate	5.38%	6.46%

Financial Condition
Overall: Total assets increased $15.6 billion, or 32.6 percent, from December 31, 2018 to December 31, 2019 Although we experienced growth in mortgage loans and advances, the majority of the increase was in short- and long-term investments in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $5.7 billion in U.S. Treasury obligations since the third quarter of 2018. The MPF Program continues to meet the needs of members by providing a reliable option for mortgage sales, as indicated by mortgage deliveries of over $1.0 billion for each of the last two quarters of 2019. Total capital increased $336.8 million, or 13.7 percent, between periods primarily due to an increase in capital stock held in excess of activity requirements, capital stock related to advance utilization, and growth in retained earnings.

Total liabilities increased $15.2 billion, or 33.6 percent, from December 31, 2018 to December 31, 2019. This increase was primarily due to an $8.0 billion increase in consolidated obligation bonds and a $6.8 billion increase in consolidated obligation discount notes, which corresponded with the increase in assets, but the funding mix remained consistent between periods. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, Prime, Treasury bills, or OIS. We replaced some discount note funding with bonds indexed to SOFR during 2019 in part to reduce our exposure to LIBOR as the market prepares to transition away from LIBOR as a reference rate. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

Dividends paid to members totaled $99.5 million for the year ended December 31, 2019 compared to $96.7 million for the same period in the prior year. The weighted average dividend rate for the year ended December 31, 2019 was 6.46 percent, which represented a dividend payout ratio of 53.7 percent, compared to a weighted average dividend rate of 6.13 percent and a payout ratio of 56.8 percent for the same period in 2018.

Short-term money market investments and investment securities increased notably as a percentage of assets at December 31, 2019 compared to December 31, 2018. The increase in money market investments was driven by attractive yields and spreads on reverse repurchase agreements while maintaining targeted leverage. The increase in investment securities was largely due to purchases of U.S. Treasury obligations in response to regulatory liquidity requirements that became effective March 31, 2019. We continue to fund our short-term advances and overnight investments with term and overnight discount notes, but we also began to fund overnight investments with floating rate bonds to achieve certain liquidity targets. The decrease in the percentage of advances and mortgage loans to total assets was a direct result of the increase in short-term investments and investment securities at December 31, 2019 compared to December 31, 2018. Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	12/31/2019	12/31/2018
Assets:
Cash and due from banks	3.0%	—%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	10.3	4.1
Investment securities	21.4	17.5
Advances	47.8	60.2
Mortgage loans, net	16.8	17.6
Other assets	0.7	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.2%	1.0%
Consolidated obligation discount notes, net	43.4	43.2
Consolidated obligation bonds, net	50.6	50.2
Other liabilities	0.4	0.5
Total liabilities	95.6	94.9

Capital:
Capital stock outstanding	2.8	3.2
Retained earnings	1.6	1.9
Total capital	4.4	5.1
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	12/31/2019 vs. 12/31/2018
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$1,902,106	12,630.2%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	4,549,697	230.7
Investment securities	5,231,394	62.8
Advances	1,511,202	5.3
Mortgage loans, net	2,222,547	26.4
Other assets	144,452	56.8
Total assets	$15,561,398	32.6%

Liabilities:
Deposits	$316,820	66.9%
Consolidated obligation discount notes, net	6,839,579	33.2
Consolidated obligation bonds, net	8,046,920	33.6
Other liabilities	21,280	10.0
Total liabilities	15,224,599	33.6

Capital:
Capital stock outstanding	241,919	15.9
Retained earnings	85,787	9.4
Accumulated other comprehensive income (loss)	9,093	57.9
Total capital	336,799	13.7
Total liabilities and capital	$15,561,398	32.6%

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

Table 24 summarizes advances outstanding by product (dollar amounts in thousands):

Table 24

	12/31/2019		12/31/2018
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$9,421,491	31.2%	$11,989,165	41.7%
Regular adjustable rate advances	665,000	2.2	655,000	2.3
Adjustable rate callable advances	11,444,700	38.0	9,003,675	31.3
Standard housing and community development advances:
Adjustable rate callable advances	37,212	0.1	39,252	0.1
Total adjustable rate advances	21,568,403	71.5	21,687,092	75.4
Fixed rate:
Standard advance products:
Short-term fixed rate advances	1,111,007	3.7	370,838	1.3
Regular fixed rate advances	4,717,025	15.6	4,310,003	15.0
Fixed rate callable advances	17,241	0.1	16,785	0.1
Standard housing and community development advances:
Regular fixed rate advances	470,925	1.6	461,431	1.6
Fixed rate callable advances	2,831	—	4,831	—
Total fixed rate advances	6,319,029	21.0	5,163,888	18.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,607,500	5.3	1,150,850	4.0
Amortizing:
Standard advance products:
Fixed rate amortizing advances	331,551	1.1	389,523	1.3
Fixed rate callable amortizing advances	10,807	—	15,028	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	324,477	1.1	359,949	1.2
Fixed rate callable amortizing advances	10,288	—	11,419	—
Total amortizing advances	677,123	2.2	775,919	2.6
TOTAL PAR VALUE	$30,172,055	100.0%	$28,777,749	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2019 and 2018. Advance par value increased by 4.8 percent from December 31, 2018 to December 31, 2019 (see Table 24) and the composition shifted between advances that either reprice or mature on a relatively short-term basis as members sought pricing efficiency in a declining interest rate environment. As of December 31, 2019 and 2018, 57.6 percent and 63.0 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. In recent periods, a portion of the growth in average advances resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018 and 2019, the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., one- or three-month LIBOR, OIS beginning in late 2018, and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 91.0 percent and 89.8 percent of our total advance portfolio as of December 31, 2019 and 2018, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

Our potential credit risk from advances is concentrated in commercial banks and savings institutions in our four-state district, but also includes potential credit risk exposure to insurance companies, credit unions, housing associates and a small number of non-members. Table 25 presents advances outstanding by borrower type (in thousands):

Table 25

	12/31/2019	12/31/2018
Member advances:
Commercial banks	$12,524,921	$14,070,667
Savings institutions	11,376,368	10,023,201
Insurance companies	3,817,982	2,676,745
Credit unions	2,284,657	1,723,630
CDFI	8,751	10,204
Total member advances	30,012,679	28,504,447

Non-member advances:
Housing associates	120,800	212,500
Non-member borrowers[1]	38,576	60,802
Total non-member advances	159,376	273,302

TOTAL PAR VALUE	$30,172,055	$28,777,749

[1]	Includes former members that have merged into or were acquired by non-members.

Table 26 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. Based on no historical loss experience on advances since the inception of FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 26

	12/31/2019		12/31/2018
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$8,585,000	28.5%	$6,560,000	22.8%
BOKF, N.A.	4,500,000	14.9	6,100,000	21.2
Capitol Federal Savings Bank	2,090,000	6.9	2,175,000	7.6
United of Omaha Life Insurance Co.	1,205,761	4.0	813,182	2.8
Security Life of Denver Insurance Co.	925,000	3.1
Colorado Federal Savings			625,000	2.2
TOTAL	$17,305,761	57.4%	$16,273,182	56.6%
Table 27 presents the five borrowers providing the highest amount of interest income earned for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 27

	2019		2018
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
BOKF, N.A.	$174,240	25.1%	$127,835	20.4%
MidFirst Bank	157,654	22.7	100,445	16.0
Capitol Federal Savings Bank	52,267	7.5	61,626	9.8
United of Omaha Life Insurance Co.	24,411	3.5	17,276	2.8
Security Life of Denver Insurance Co.	17,076	2.5
Bellco Credit Union			14,090	2.2
TOTAL	$425,648	61.3%	$321,272	51.2%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 10 for information on the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2019, 2018, and 2017.

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending;(4) manage assets/liabilities; or (5) provide liquidity or other funding . Outstanding letters of credit balances totaled $4.8 billion and $3.9 billion as of December 31, 2019 and 2018, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2019 and 2018, which are noted in Table 25, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2019 was $3.9 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 26.4 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2018 to December 31, 2019. Despite the increase, net mortgage loans as a percentage of total assets decreased, from 17.6 percent as of December 31, 2018 to 16.8 percent as of December 31, 2019 because of an increase in the percentage of investments held to meet new regulatory liquidity requirements. This has also caused the percentage of mortgage loan interest income to total interest income to remain flat year-over-year despite the growth in the mortgage portfolio, as the increase in the average balance and yield of investment securities has increased investment interest income. Table 10 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2019, 2018, and 2017.

Recent growth in mortgage loans held for portfolio is attributed primarily to continued strong production from our top five PFIs, supported by enhancements to the pricing options available to PFIs, which has increased demand for the MPF Program. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2019.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. During 2019 and 2018, we had MPF Xtra loan volume of $119.7 million and $100.1 million, respectively. The MPF Government MBS product is a structure where our PFIs sell government loans to FHLBank Chicago that are aggregated and pooled into securities guaranteed by Ginnie Mae. We had volume of $106.8 million and $75.1 million in the MPF Government MBS product during 2019 and 2018, respectively. During 2018, we began offering the MPF Direct product, which provides the PFI the opportunity to sell to Redwood Trust (an entity that is not affiliated with us) for securitization mortgage loans exceeding the FHFA conforming loan limit under the MPF Program structure. We had volume of $13.7 million and $1.9 million in MPF Direct during 2019 and 2018, respectively. We receive a counterparty fee from our PFIs for facilitating their participation in these products.

Table 28 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 28

	12/31/2019		12/31/2018
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$925,748	8.8%	$570,440	6.9%
FirstBank of Colorado	424,437	4.1	372,533	4.5
Mutual of Omaha Bank	396,389	3.8
Fidelity Bank	393,205	3.8	253,413	3.1
Sunflower Bank	383,226	3.7
Tulsa Teachers Credit Union			291,691	3.5
ENT Federal Credit Union			203,048	2.4
TOTAL	$2,523,005	24.2%	$1,691,125	20.4%

Table 29 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):

Table 29

	2019	2018	2017	2016	2015
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$14,905	$11,198	$16,456	$14,897	$15,878
Loans past due 90 days or more and still accruing interest, UPB	8,505	7,631	6,031	4,962	7,637

Allowance for credit losses on mortgage loans:
Beginning balance	$812	$1,208	$1,674	$1,972	$4,550
Charge-offs/recoveries[2]	(214)	(423)	(280)	(189)	(669)
Provision (reversal) for mortgage loan losses	387	27	(186)	(109)	(1,909)
Ending balance	$985	$812	$1,208	$1,674	$1,972

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$723	$636	$894	$859	$1,017
Interest recognized in income during the period	(566)	(493)	(661)	(687)	(813)
Shortfall	$157	$143	$233	$172	$204

[1]
Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.4 million, $1.3 million, $1.5 million, $1.4 million, and $1.4 million as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that we would not otherwise consider.

[2]	The ratio of net charge-offs/recoveries to average loans outstanding was approximately one basis point or less for the periods ending December 31, 2019, 2018, 2017, 2016, and 2015.

The serious delinquency rate of the mortgage loan portfolio did not change from December 31, 2018 to December 31, 2019 (see Table 30). According to the December 31, 2019 Mortgage Bankers Association (MBA) National Delinquency Survey, the weighted average of all conventional residential mortgage loans 90 days or more past due using third quarter MBA data (data is published with a one-quarter lag) was 1.2 percent. This is approximately twelve times the level of seriously delinquent loans in our mortgage loan portfolio. Table 30 presents delinquency information for the unpaid principal of conventional mortgage loans in our traditional MPF products (dollar amounts in thousands):

Table 30

	12/31/2019	12/31/2018
30 to 59 days delinquent and not in foreclosure	$57,758	$33,190
60 to 89 days delinquent and not in foreclosure	7,249	6,453
90 days or more delinquent and not in foreclosure[1]	9,836	6,054
In process of foreclosure[2]	3,300	2,878
Total conventional mortgage loans delinquent or in process of foreclosure	$78,143	$48,575

Real estate owned (carrying value)	$874	$2,183

Serious delinquency rate[3]	0.1%	0.1%

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

Two indications of credit quality are Fair Isaac Corporation (FICO®) scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 31 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 31

FICO Score[1]	12/31/2019	12/31/2018
< 620	0.5%	0.5%
620 to < 660	4.0	4.0
660 to < 700	11.6	11.9
700 to < 740	19.9	19.8
>= 740	64.0	63.8
	100.0%	100.0%

Weighted average	750	750

[1]	Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally, a higher LTV ratio means greater risk of loss in the event of a default and higher loss severity. As noted previously, the maximum LTV for conventional MPF loans is 95 percent, though AHP MPF mortgage loans may have LTVs up to 100 percent. Table 32 provides LTV ratios at origination for conventional mortgage loans outstanding in our traditional MPF products:

Table 32

LTV	12/31/2019	12/31/2018
<= 60%	14.5%	14.3%
> 60% to 70%	14.6	13.9
> 70% to 80%	51.9	53.2
> 80% to 90%	10.1	9.7
> 90% to < 100%	8.9	8.9
	100.0%	100.0%

Weighted average	74.6%	74.7%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2019 and 2018. Table 33 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration.

Table 33

	12/31/2019	12/31/2018
Kansas	30.2%	34.2%
Nebraska	22.0	20.7
Colorado	16.1	16.1
Oklahoma	10.9	13.4
California	4.0	3.1
All other	16.8	12.5
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses increased slightly from December 31, 2018 to December 31, 2019. Delinquencies of conventional loans trended higher but remained at low levels relative to the portfolio, at 0.8 percent and 0.6 percent of total conventional loans at December 31, 2019 and December 31, 2018, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 7 of the Notes to Financial Statements under Part II, Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2018 to December 31, 2019, predominantly due to increases in the balances of short-term investments and purchases of U.S. Treasury obligations. The majority of the increase and change in composition of long-term investments was in response to changes to regulatory liquidity requirements that became effective March 31, 2019, including the purchase of $5.7 billion in U.S. Treasury obligations since the third quarter of 2018. The U.S. Treasury obligations satisfy changes to regulatory liquidity requirements and were swapped to OIS or SOFR. The $4.5 billion increase in overnight investments was intended to supplement earnings and offset upcoming maturities while market conditions were favorable.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, overnight Federal funds sold, term Federal funds sold, and certificates of deposit. The Bank Act and FHFA regulations and guidelines set liquidity requirements for us, and our Board of Directors has adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of financial market disruptions. See “Risk Management – Liquidity Risk Management” under this Item 7 for a discussion of our liquidity management.

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging between overnight and three months and may include the following types:

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

Table 34

	12/31/2019	12/31/2018
Interest-bearing deposits	$919,693	$669,653
Federal funds sold	850,000	50,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,769,693	$719,653

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2019, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2019, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2019, all unsecured investments were rated as investment grade based on NRSROs (see Table 38).

Table 35 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2019 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 35

Domicile of Counterparty	Overnight
Domestic	$1,319,693
U.S. Branches and agency offices of foreign commercial banks:
Canada	450,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,769,693

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our RMP restricts the acquisition of investments to highly rated long-term securities. During the last half of 2018, we began acquiring fixed rate U.S. Treasury obligations and swapping these securities from fixed to variable rates, as either trading securities that are economically swapped or, beginning in 2019, available-for-sale securities that are swapped in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasuries also satisfy recent changes to regulatory liquidity requirements. Currently, the vast majority of our variable rate investment securities are indexed to LIBOR. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of December 31, 2019, the amortized cost of our MBS portfolio represented 262 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the year ended December 31, 2019.

As of December 31, 2019, we held $3.5 billion of par value in MBS in our held-to-maturity portfolio, $2.8 billion of par value in MBS in our available-for-sale portfolio, and $0.8 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2019 expire no later than 2022 though they are renewable upon request of the HFA and at our option. Total commitments for bond purchases under the SBPAs were $0.7 billion and $0.8 billion as of December 31, 2019 and 2018, respectively. We were not required to purchase any bonds under these agreements during 2019 or 2018. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

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

See Note 4 of the Notes to Financial Statements under Part II, Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 36 (in thousands).

Table 36

	12/31/2019	12/31/2018	12/31/2017
Trading securities:
Certificates of deposit	$—	$—	$584,984
U.S. Treasury obligations	1,530,518	252,377	—
GSE debentures	416,025	1,000,495	1,353,083
Mortgage-backed securities:
U.S. obligation MBS	—	467	580
GSE MBS	866,019	897,774	930,768
Total trading securities	2,812,562	2,151,113	2,869,415
Available-for-sale securities:
U.S. Treasury obligations	4,261,791	—	—
GSE MBS	2,920,709	1,725,640	1,493,231
Total available-for-sale securities	7,182,500	1,725,640	1,493,231
Held-to-maturity securities:
State or local housing agency obligations	82,805	86,430	89,830
Mortgage-backed securities:
U.S. obligation MBS	93,375	109,866	127,588
GSE MBS	3,393,778	4,260,577	4,561,839
Private-label residential MBS	—	—	77,568
Total held-to-maturity securities	3,569,958	4,456,873	4,856,825
Total securities	13,565,020	8,333,626	9,219,471

Interest-bearing deposits	921,453	670,660	442,682

Federal funds sold	850,000	50,000	1,175,000

Securities purchased under agreements to resell	4,750,000	1,251,096	3,161,446
TOTAL INVESTMENTS	$20,086,473	$10,305,382	$13,998,599

The carrying values by contractual maturities of our investments are summarized by security type in Table 37 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 37

	12/31/2019
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$252,079	$1,278,439	$—	$—	$1,530,518
GSE debentures	—	397,016	19,009	—	416,025
Mortgage-backed securities:
GSE MBS	—	107,902	710,964	47,153	866,019
Total trading securities	252,079	1,783,357	729,973	47,153	2,812,562
Yield on trading securities	2.50%	2.60%	2.89%	1.99%
Available-for-sale securities:
U.S. Treasury obligations	753,891	3,507,900	—	—	4,261,791
GSE MBS	—	313,694	2,607,015	—	2,920,709
Total available-for-sale securities	753,891	3,821,594	2,607,015	—	7,182,500
Yield on available-for-sale securities	2.53%	1.96%	2.76%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	82,805	82,805
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	93,375	93,375
GSE MBS	—	435,255	912,208	2,046,315	3,393,778
Total held-to-maturity securities	—	435,255	912,208	2,222,495	3,569,958
Yield on held-to-maturity securities	—%	1.50%	1.67%	1.76%

Total securities	1,005,970	6,040,206	4,249,196	2,269,648	13,565,020
Yield on total securities	2.53%	2.11%	2.54%	1.77%

Interest-bearing deposits	921,453	—	—	—	921,453

Federal funds sold	850,000	—	—	—	850,000

Securities purchased under agreements to resell	4,750,000	—	—	—	4,750,000
TOTAL INVESTMENTS	$7,527,423	$6,040,206	$4,249,196	$2,269,648	$20,086,473

Securities Ratings – Tables 38 and 39 present the carrying value of our investments by rating as of December 31, 2019 and 2018 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 38

	12/31/2019
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$255	$1,761	$919,437	$—	$921,453

Federal funds sold[2]	—	—	850,000	—	850,000

Securities purchased under agreements to resell[3]	—	—	—	4,750,000	4,750,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	5,792,309	—	—	5,792,309
GSE debentures	—	416,025	—	—	416,025
State or local housing agency obligations	52,805	30,000	—	—	82,805
Total non-mortgage-backed securities	52,805	6,238,334	—	—	6,291,139
Mortgage-backed securities:
U.S. obligation MBS	—	93,375	—	—	93,375
GSE MBS	—	7,180,506	—	—	7,180,506
Total mortgage-backed securities	—	7,273,881	—	—	7,273,881

TOTAL INVESTMENTS	$53,060	$13,513,976	$1,769,437	$4,750,000	$20,086,473

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $45.7 million at December 31, 2019.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings.

Table 39

	12/31/2018
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$435	$1,007	$669,218	$—	$670,660

Federal funds sold[2]	—	—	50,000	—	50,000

Securities purchased under agreements to resell[3]	—	—	—	1,251,096	1,251,096

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	252,377	—	—	252,377
GSE debentures	—	1,000,495	—	—	1,000,495
State or local housing agency obligations	56,430	30,000	—	—	86,430
Total non-mortgage-backed securities	56,430	1,282,872	—	—	1,339,302
Mortgage-backed securities:
U.S. obligation MBS	—	110,333	—	—	110,333
GSE MBS	—	6,883,991	—	—	6,883,991
Total mortgage-backed securities	—	6,994,324	—	—	6,994,324

TOTAL INVESTMENTS	$56,865	$8,278,203	$719,218	$1,251,096	$10,305,382

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $19.9 million at December 31, 2018.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings.

Table 40 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2019 and 2018 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 40

	12/31/2019	12/31/2018
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,946,543	$652,376
Variable rate	—	600,496
Non-mortgage-backed securities	1,946,543	1,252,872
Mortgage-backed securities:
Fixed rate	817,568	839,726
Variable rate	48,451	58,515
Mortgage-backed securities	866,019	898,241
Total trading securities	2,812,562	2,151,113
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	4,261,791	—
Non-mortgage-backed securities	4,261,791	—
Mortgage-backed securities:
Fixed rate	2,920,709	1,725,640
Mortgage-backed securities	2,920,709	1,725,640
Total available-for-sale securities	7,182,500	1,725,640
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	82,805	86,430
Non-mortgage-backed securities	82,805	86,430
Mortgage-backed securities:
Fixed rate	104,359	133,498
Variable rate	3,382,794	4,236,945
Mortgage-backed securities	3,487,153	4,370,443
Total held-to-maturity securities	3,569,958	4,456,873
TOTAL	$13,565,020	$8,333,626

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2019.

Deposits: Total deposits increased 66.9 percent from December 31, 2018 to December 31, 2019. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2020 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings. There were no time deposits outstanding as of December 31, 2019, 2018 or 2017.

Table 41 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 41

	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$233,467	1.97%	$202,147	1.65%	$234,934	0.83%
Demand deposits	290,913	1.64	239,314	1.39	232,296	0.53
Derivative counterparty collateral deposits			119,358	1.90

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

Bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans, and investments. To the extent that the bond is funding variable rate assets, we typically either issue a bond that has variable rates matching the asset index or utilize an interest rate swap to change the bond’s characteristics in order to match the asset’s index. Additionally, we sometimes use fixed rate, variable rate or complex consolidated obligation bonds that are swapped or indexed to LIBOR, Prime, Treasury bills, SOFR, or OIS to fund short-term advances and money market investments, adjustable rate advances with indices and resets based on our short-term cost of funds, or as a liquidity risk management tool. We began issuing consolidated obligation bonds indexed to SOFR in the fourth quarter of 2018 in anticipation of a market transition to SOFR as a potential replacement for LIBOR.

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

Total consolidated obligations increased 33.4 percent from December 31, 2018 to December 31, 2019. The distribution between discount notes and bonds remained unchanged between periods, with discount notes at 46.2 percent and bonds at 53.8 percent of total outstanding consolidated obligations as of both December 31, 2018 and December 31, 2019. During 2019, we issued unswapped callable bonds with three-month to one-year lockouts primarily to fund the purchase of mortgage loans from our members. During 2018, we issued floating rate bonds indexed to the U.S. Treasury bill rate rather than issuing floating rate bonds issued to LIBOR or swapping fixed-rate callable bonds to LIBOR, in part to reduce exposure to LIBOR in general as the market prepares to transition away from LIBOR as a reference rate. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, regulatory proposals addressing GSEs, derivative and financial market reform, a decline in investor demand for consolidated obligations, rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve interest policies and economic outlooks. For a discussion on yields and spreads, see Table 13 under this Item 7 - “Results of Operations.” For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2020 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Borrowings with original maturities of one year or less are considered short-term. Table 42 summarizes short-term borrowings (dollar amounts in thousands):

Table 42

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds with Original Maturities of One Year or Less
	2019	2018	2017	2019	2018	2017
Outstanding at end of the period[1]	$27,510,042	$20,649,098	$20,445,225	$4,976,050	$1,265,000	$5,250,000
Weighted average rate at end of the period[2]	1.54%	2.35%	1.23%	1.66%	2.39%	1.31%
Daily average outstanding for the period[1]	$24,020,763	$24,746,689	$26,833,050	$4,344,953	$1,532,082	$6,364,589
Weighted average rate for the period[2]	2.21%	1.81%	0.87%	2.15%	1.68%	0.96%
Highest outstanding at any month-end[1]	$27,510,042	$26,952,174	$27,980,015	$6,484,500	$2,450,000	$7,900,000

[1]	Par Value

[2]	Computed based on par value and coupon/interest rate

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

The notional amount of total derivatives outstanding increased by $8.4 billion, from $12.5 billion at December 31, 2018 to $20.9 billion at December 31, 2019, primarily due to increases in interest rate swaps hedging U.S. Treasuries, GSE MBS, fixed rate consolidated obligation discount notes, and fixed rate non-callable consolidated obligation bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 62 and 63 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital consists of capital stock, retained earnings, and AOCI.

Capital stock outstanding increased 15.9 percent from December 31, 2018 to December 31, 2019 due to an increase in capital stock in excess of activity requirements and capital stock related to advance utilization (see Table 44).

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member periodically throughout the year. Our current practices include periodically repurchasing all outstanding excess Class A Common Stock and exchanging all excess Class B Common Stock over $50 thousand per member for Class A Common Stock on a regular basis. Such exchanges occurred on a weekly basis until February 2019, when we began to conduct such exchanges on a daily basis.

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

The increase in retained earnings from December 31, 2018 to December 31, 2019 is attributed to the net income for the year of $185.2 million, exceeding the $99.5 million payment of dividends in 2019. Dividends increased $2.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 as a result of increases in capital stock outstanding and dividend rates paid on both Class A Common Stock and Class B Common Stock as discussed previously. The JCE Agreement provides that, on a quarterly basis, we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations for the previous quarter. As of December 31, 2019, our level of restricted retained earnings represented approximately 0.43 percent of average outstanding consolidated obligations for the previous quarter. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 43 as of December 31, 2019 and 2018 (dollar amounts in thousands):

Table 43

	2019		2018
	Count	Amount	Count	Amount
Commercial banks	572	$915,378	586	$809,211
Savings institutions	23	530,623	25	466,424
Credit unions	88	136,589	87	113,844
Insurance companies	23	183,307	21	134,565
CDFIs	4	559	2	493
Total GAAP capital stock	710	1,766,456	721	1,524,537
Mandatorily redeemable capital stock	7	2,415	7	3,597
TOTAL REGULATORY CAPITAL STOCK	717	$1,768,871	728	$1,528,134

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

Table 44 provides a summary of member capital requirements under our current capital plan as of December 31, 2019 and 2018 (in thousands):

Table 44

Requirement	12/31/2019	12/31/2018
Asset-based (Class A Common Stock only)	$158,758	$157,406
Activity-based (additional Class B Common Stock)[1]	1,264,160	1,192,807
Total Required Stock[2]	1,422,918	1,350,213
Excess Stock (Class A and B Common Stock)	345,953	177,921
Total Regulatory Capital Stock[2]	$1,768,871	$1,528,134

Activity-based Requirements:
Advances[3]	$1,352,339	$1,285,470
AMA assets (mortgage loans)[4]	621	772
Total Activity-based Requirement	1,352,960	1,286,242
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	69,958	63,971
Total Required Stock[2]	$1,422,918	$1,350,213

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]	Non-members previously subject to the AMA activity-based stock requirement remain subject as long as there are UPBs outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 13 of the Notes to Financial Statements under Part II, Item 8 for additional information and compliance as of December 31, 2019 and 2018.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2018 and 2019. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 45 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2019:

Table 45

Applicable Rate per Annum	12/31/2019	09/30/2019	06/30/2019	03/31/2019
Class A Common Stock	2.50%	2.50%	2.50%	2.25%
Class B Common Stock	7.50	7.50	7.50	7.50
Weighted Average[1]	6.14	6.61	6.56	6.56
Dividend Parity Threshold:
Average effective overnight Federal funds rate	1.65%	2.20%	2.40%	2.40%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.65%	1.20%	1.40%	1.40%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 46 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2018:

Table 46

Applicable Rate per Annum	12/31/2018	09/30/2018	06/30/2018	03/31/2018
Class A Common Stock	2.00%	2.00%	1.50%	1.50%
Class B Common Stock	7.25	7.25	6.75	6.75
Weighted Average[1]	6.24	6.32	5.99	6.01
Dividend Parity Threshold:
Average effective overnight Federal funds rate	2.22%	1.92%	1.74%	1.45%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	1.22%	0.92%	0.74%	0.45%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 2.50 percent on Class A Common Stock and 7.50 percent on Class B Common Stock for the fourth quarter of 2019. Adverse changes in market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2019, 63.3 percent of our capital was capital stock, and 36.7 percent was retained earnings and AOCI. As of December 31, 2018, 62.1 percent of our capital was capital stock, and 37.9 percent was retained earnings and AOCI. As mentioned previously, we were in compliance with our minimum regulatory capital requirements as of December 31, 2019. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.04 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.04 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 7 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

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

During the year ended December 31, 2019, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $24.7 billion and $818.1 billion, respectively, compared to $10.8 billion and $1,036.7 billion for the year ended December 31, 2018. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes Federal funds sold, interest-bearing demand deposits, certificates of deposit, commercial paper, and reverse repurchase agreements, increased between periods, from $2.6 billion as of December 31, 2018 to $9.4 billion as of December 31, 2019. The increase between periods was relative to the decrease in targeted leverage at the end of 2018 combined with accumulation of liquidity in anticipation of potential advance demand at the end of 2019. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., commercial paper and marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.9 billion and $1.2 billion as of December 31, 2019 and December 31, 2018, respectively. The par value of these MBS was $0.8 billion and $0.9 billion as of December 31, 2019 and December 31, 2018, respectively. We also hold $4.2 billion in par value of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

Our uses of liquidity primarily include issuing advances, purchasing investments and mortgage loans, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, redeem or repurchase capital stock, and pay dividends to members.

During the year ended December 31, 2019, advance disbursements totaled $323.5 billion compared to $394.8 billion for the prior year period. During the year ended December 31, 2019, investment purchases (excluding overnight investments) totaled $9.2 billion compared to $4.4 billion for the same period in the prior year. The increase in investment purchases was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the year ended December 31, 2019, payments on consolidated obligation bonds and discount notes were $16.7 billion and $811.3 billion, respectively, compared to $11.4 billion and $1,036.5 billion for the prior year period.

Liquidity Requirements – We are subject to funding gap and cash balance guidelines for measuring required liquidity. Funding gaps are defined as the difference between our assets and liabilities scheduled to mature during a specific period stated as a percentage of total assets. FHFA liquidity guidelines require that we manage our funding gap to a minimum ratio for the three-month and one-year horizons calculated with data as of the calendar month-end using the average ratio for the three most recent month-ends. FHFA guidelines require us to maintain a minimum number of days of positive cash balances without access to the capital markets for the issuance of consolidated obligations.

FHFA guidelines allow High Quality Liquid Assets (HQLA) to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading and available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. We calculate our liquidity under the cash balance guidelines daily and are required to submit applicable data in a report to the FHFA weekly. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. We remained in compliance with all liquidity requirements in effect during 2019.

Contingency plans are in place at FHLBank and the Office of Finance that prioritize the allocation of liquidity resources in the event of financial market disruptions, as well as systemic Federal Reserve wire transfer system disruptions. Further, under the Bank Act, the Secretary of Treasury has the authority, at his discretion, to purchase consolidated obligations up to an aggregate amount of $4.0 billion. No borrowings under this authority have been outstanding since 1977.

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

Off-Balance Sheet Arrangements: In the ordinary course of business, we engage in financial transactions that, in accordance with GAAP, are not recorded on the Statements of Condition or may be recorded on the Statements of Condition in amounts that are different from the full contract or notional amount of the transactions. See Note 17 of the Notes to Financial Statements under Part II, Item 8 – “Financial Statements and Supplementary Data” for more information on our off-balance sheet arrangements.

Contractual Obligations: Table 47 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2019 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 47

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$31,970,700	$15,991,800	$7,693,350	$2,509,250	$5,776,300
Financing obligation	35,000	—	—	—	35,000
Commitments to fund mortgage loans	221,800	221,800	—	—	—
Advance commitments	79,975	64,282	15,693	—	—
Expected future pension benefit payments	13,372	1,198	2,417	1,626	8,131
Mandatorily redeemable capital stock	2,415	1,545	870	—	—
TOTAL	$32,323,262	$16,280,625	$7,712,330	$2,510,876	$5,819,431

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

We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all inherent significant risks to the organization and institute the prompt and effective management of any major risk exposures. Under this program, we perform annual risk assessments designed to identify and evaluate all material risks that could adversely affect the achievement of our performance objectives and compliance requirements. ERM is a process, effected by our Board of Directors, management and other personnel, applied in strategy setting and across FHLBank. It is designed to: (1) identify and evaluate potential risks or events that may affect FHLBank; (2) manage these risks to desired residual risk levels consistent with our Risk Appetite Statement; and (3) provide reasonable assurance regarding the achievement of FHLBank's strategic, operations, reporting and compliance objectives. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events.

Our Risk Philosophy Statement, approved by our Board of Directors, establishes the broad parameters we consider in executing our business strategy and represents a set of shared attitudes and beliefs that characterize how we consider risk in everything we do. Our Risk Appetite Statement, also approved by our Board of Directors, defines the level of risk exposure we are willing to accept or retain in pursuit of stakeholder value. We accept a measured and managed amount of market risk while seeking to manage our risk exposure to business, compliance, credit, liquidity and operations risk to a low residual risk level. While we consider our risk appetite first in evaluating strategic alternatives, defining and managing to a specific risk appetite does not ensure we will not incur greater than expected losses or be faced with an unexpected, catastrophic loss. By defining and managing to a specific risk appetite, our Board of Directors and senior management strive to ensure that there is a common understanding of our desired risk profile, which enhances the ability of both to make improved strategic and tactical decisions. Our monthly Risk Dashboard provides a holistic view of our risk profile and the means for reporting our key risk metrics as defined within our Risk Appetite Metrics document, which is also approved by our Board of Directors. The Risk Dashboard is intended to demonstrate, at an entity level, whether our enterprise risks are well controlled and normal operations are expected with standard Board of Directors involvement.

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

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 22 business unit risk assessments were completed in 2019 addressing 134 key processes throughout FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. The results of all risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. Each process level risk is associated with one or more entity level risks to establish a relationship or connection between the top down or entity level risks and the risks managed at the business unit level.

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our Board of Directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the Board of Directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, is substantial and reflects a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our Board of Directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Executive Team, the Strategic Risk Management Committee, the Asset/Liability Committee, the Credit Underwriting Committee, the Market Risk Analysis Committee, the Operations Risk Committee, the Disclosure Committee, and the Technology Committee oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity sensitivity. See Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" for additional information on interest rate risk measurement.

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. Our swap agreements are governed by the International Swap Dealers Association (ISDA). ISDA is in the process of developing a protocol to modify legacy trades to include fallback language. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the average cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. Derivative and investment exposure will also be impacted by the actions of industry groups and standard setters, which are still under deliberation.

In September 2019, the FHFA issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. On March 16, 2020, in light of market volatility, the FHFA extended from March 31, 2020 to June 30, 2020 the FHLBanks’ ability to enter into instruments referencing LIBOR that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. For additional information, see "Legislative and Regulatory Developments" under Item 1.

The principal balance of variable rate advances indexed to LIBOR as of December 31, 2019 was $665 million, which represents 3.08 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due in 2020; thus, at December 31, 2019, we have no LIBOR exposure after 2021. We have no advances indexed to SOFR as of December 31, 2019.

Table 48 presents the par value of variable rate investment securities by the related interest rate index as of December 31, 2019 (dollar amounts in thousands):

Table 48

12/31/2019
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$82,805	2.4%
Non-mortgage-backed securities	82,805	2.4
Mortgage-backed securities:
LIBOR	3,430,554	97.6
Other	23	—
Mortgage-backed securities	3,430,577	97.6
TOTAL	$3,513,382	100.0%

Table 49 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of December 31, 2019 (in thousands):

Table 49

12/31/2019
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
2020	$—
2021	—
Thereafter	82,805
Non-mortgage-backed securities	82,805
Mortgage-backed securities:
2020	—
2021	2,291
Thereafter	3,428,263
Mortgage-backed securities	3,430,554
TOTAL	$3,513,359

Table 50 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of December 31, 2019 (amounts in thousands):

Table 50

12/31/2019
Index	Pay Side	Receive Side
Fixed rate	$14,555,853	$4,622,282
LIBOR	1,310,000	7,049,661
SOFR	1,743,781	5,371,203
OIS	1,938,500	2,404,988
Other	—	100,000
TOTAL	$19,548,134	$19,548,134

Table 51 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of December 31, 2019 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 51

12/31/2019
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2020	$235,000	$130,000	$239,223	$158,000
2021	—	635,000	630,481	15,000
Thereafter	—	310,000	1,615,412	4,391,545
TOTAL	$235,000	$1,075,000	$2,485,116	$4,564,545

Table 52 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of December 31, 2019 (dollar amounts in thousands):

Table 52

12/31/2019
Index	Amount	Percent
SOFR	$7,227,000	44.4%
LIBOR	6,510,000	39.9
U.S. Treasury	2,550,000	15.7
TOTAL	$16,287,000	100.0%

Table 53 presents the par value of consolidated obligation bonds indexed to LIBOR outstanding by year of maturity and by year of maturity or next call date for callable bonds as of December 31, 2019 (in thousands):

Table 53

12/31/2019
Year	Maturity Date	Maturity or Next Call Date
2020	$5,490,000	$5,760,000
2021	750,000	750,000
Thereafter	270,000	—
TOTAL	$6,510,000	$6,510,000

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

Investments – Our RMP restricts the acquisition of investments to high-quality, short-term money market instruments and highly rated long-term securities. The short-term investment portfolio represents unsecured credit and reverse repurchase agreements. Counterparty ratings are monitored daily while performance and capital adequacy are monitored on a monthly basis in an effort to mitigate unsecured credit risk on our short-term investments. Collateral eligibility and transaction margin requirements on our reverse repurchase agreements are monitored daily. U.S. Treasury obligations and MBS securitized by Fannie Mae or Freddie Mac represent the majority of our long-term investments. Other long-term investments include MBS issued by Ginnie Mae, unsecured GSE debentures and collateralized state and local housing finance agency securities.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2019.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2019.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated annually by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 8 of the Notes to Financial Statements under Part II, Item 8 for additional information on managing credit risk on derivatives.

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

Tables 54 and 55 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 54

12/31/2019
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$63,500	$257	$—	$257
Cleared derivatives[1]	14,150,148	1,821	(145,658)	147,479
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	6,123,478	(78,575)	(84,633)	6,058
Triple-B	286,008	(5,894)	(6,409)	515
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$20,623,134	$(82,391)	$(236,700)	$154,309

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of December 31, 2019. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2019.

[2]	Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

Table 55

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

Table 56 presents the fair value of cross-border outstandings as of December 31, 2019 (dollar amounts in thousands):

Table 56

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$450,000	0.7%

Derivative assets:
Net exposure at fair value	(12,235)
Cash collateral held	12,869
Net exposure after cash collateral	634	—

TOTAL	$450,634	0.7%

[1]	Represents foreign countries where individual exposure is less than one percent of total assets.

[2]	Consists solely of overnight Federal funds sold.

Table 57 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2018 (dollar amounts in thousands).

Table 57

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$50,000	0.1%

Derivative assets:
Net exposure at fair value	(18,961)
Cash collateral held	22,261
Net exposure after cash collateral	3,300	—

TOTAL	$53,300	0.1%
__________

[1]	Represents foreign countries where individual exposure is less than one percent of total assets.

[2]	Consists solely of overnight Federal funds sold.

Table 58 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2017 (dollar amounts in thousands).

Table 58

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

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. Table 59 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2019 and 2018 (in thousands):

Table 59

	12/31/2019	12/31/2018
Liquid assets[1]	$3,688,874	$735,702
Total qualifying deposits	790,640	473,820
Excess liquid assets over requirement	$2,898,234	$261,882

[1]
Although we have other assets that qualify as eligible investments under the liquidity requirements, only interest-earning deposits, Federal funds sold, and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

We generally maintained stable access to the capital markets throughout 2019. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for uncleared derivative transactions and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers. For additional information regarding our credit exposure relating to derivative contracts, see Note 8 of the Notes to Financial Statements under Part II, Item 8 – “Financial Statements and Supplementary Data.”

With respect to advances, letters of credit, standby credit facility commitments, and SBPAs, credit practices are impacted by certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. See Notes 1 and 7 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for our credit products.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2019 and 2018, we were a party to, or participated in, 23 and 24 SBPAs, respectively, in which our aggregate principal and interest commitments were $0.7 billion and $0.8 billion, respectively.

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

To manage business and strategic risk, earnings simulations are conducted annually with estimated base-, best- and worst-case scenarios. These earnings simulations are based upon a set of assumptions developed for each of the three scenarios that consider factors such as: the effects of changes in interest rates and spreads, the balances of advances, mortgage loans, and investments, operating expenses, and dividends. The worst-case scenario assumptions typically include a pessimistic interest rate assumption, an overall decline in advance balances of approximately 20 percent due to either a declining economy, the loss of a large borrowing member due to merger or acquisition, or changes in mortgage flow as a result of the declining economy. The Strategic Planning and Member Solutions department monitors key indicators tied to the various scenario assumptions and provides a monthly report to the Executive Committee and the Board of Directors. This key indicator report includes advance balance monitoring for our largest eight members and our overall membership. See Table 26 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

Business risk also includes political, reputation, and regulatory risk. Congress occasionally considers legislation that could have an impact on the housing GSEs, including the FHLBanks. Legislation has the power to impact our cost of funds and our cost of doing business. It could also limit or expand existing authorities or change the competitive balance among the FHLBanks and other housing GSEs. Consequently, we seek to: (1) positively influence legislative outcomes; (2) support, oppose, or comment on regulatory proposals; and (3) continually educate all stakeholders about our positive impact on the communities we serve. To manage these types of business risks, we maintain a Government Relations Officer position and work with lobbying firms in Washington, D.C. Additionally, we, along with the other 10 FHLBanks, partner with our Washington, D.C.-based trade association, the Council of FHLBanks, to ensure that the FHLBank System's common legislative and regulatory interests are served. More specifically, we promote the enactment of laws and regulations that are beneficial to FHLBank Topeka and our members, and we oppose detrimental laws and regulations. We also work to enhance awareness and understanding of the FHLBanks among Washington leaders, including members of Congress and their staff, Executive departments, regulators, trade associations, and the financial media.

For additional discussions of general business risk, legislative and regulatory business risk and strategic business risk, see Item 1A - "Risk Factors."

Joint and Several Liability - Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 10 of the Notes to Financial Statements under Part II, Item 8 for additional information regarding FHLBank’s joint and several liability.

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

Human Error and Circumvention or Failure of Internal Controls and Procedures - Employees play a vital role in implementing our risk management practices and strategies. We look to recruit, develop, promote, and retain high-quality employees by offering a fair and competitive compensation package and by providing a comfortable, secure and professional work environment in a cost-effective manner. To ensure our employees understand the importance of establishing and maintaining an effective internal control system, we maintain an Internal Control Policy which, in addition to defining internal control and describing the five interrelated components and underlying principles of FHLBank’s internal control framework, outlines the objectives for our internal controls, establishes and delineates management’s responsibilities for implementing and maintaining internal controls, and establishes the Internal Audit department as the business unit responsible for reviewing the adequacy of our internal controls. We have established and maintain an effective internal control system, guided by the Internal Control Policy, that addresses: (1) the establishment of strategies aligned with our mission and vision; (2) the efficiency and effectiveness of our activities; (3) the safeguarding of our assets: (4) the reliability, completeness and timely reporting of financial and management information (and the transparency of that information) to the Board of Directors and outside parties, including the Office of Finance, the SEC and the FHFA; and (5) compliance with applicable laws, regulations, policies, supervisory determinations and directives. The annual business unit risk assessment program serves to reinforce our focus on maintaining strong internal controls by identifying significant inherent risks and the internal controls and strategies used to mitigate those risks to acceptable residual risk levels. The business unit risk assessment program provides management and the Board of Directors with a thorough understanding of our risk management and internal control structure.

Systems Malfunctions and Information Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide information security program. The goal of our enterprise information security program is to maintain an information security framework such that: (1) information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) information assets and information systems are available when needed; and (4) cyber security threats and/or other information security risks are identified, monitored, assessed, and appropriately managed or mitigated through our enterprise information security program.

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

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part II, Item 8 – "Financial Statements and Supplementary Data" for a discussion of recently issued accounting standards.

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

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2019. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 60 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 60

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2019	0.8	-0.9	2.4
09/30/2019	1.0	-0.7	2.0
06/30/2019	1.4	-0.4	2.6
03/31/2019	1.6	0.0	3.8
12/31/2018	2.3	1.3	2.8
09/30/2018	2.9	1.2	1.9
06/30/2018	3.0	0.7	1.9
03/31/2018	3.4	0.5	2.2

All DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2019 decreased in all scenarios from December 31, 2018. The primary factors contributing to these net changes in duration during the period were: (1) the decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) the increase in the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including replacing either called or matured long-term unswapped callable consolidated obligation bonds with newly issued bonds with relatively short lock-out periods as conditions permitted and the continued issuance of discount notes funding the growth in short-term advances.

The decrease in longer-term interest rates from December 31, 2018 generally shortens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the increase in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general decrease in long-term interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio increased in net outstanding balance, but decreased as an overall percentage of total assets with the increase in total assets during the period, decreasing from 17.6 percent of total assets as of December 31, 2018 to 16.8 percent as of December 31, 2019. Even with this slight weighting decrease, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. With the mortgage loan portfolio continuing to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change.

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

As long-term interest rates decreased during 2019, we experienced prepayments of the fixed rate mortgage loan portfolio. As interest rates fluctuated during 2019, the shorter lock-out periods of the callable bonds plus maturities of non-callable bonds provided the opportunity to refinance a measured amount of our liabilities during this period. The overall decrease in long-term interest rates caused the duration profile of the existing portfolio of unswapped callable bonds to shorten as expected. In addition, the unswapped callable bond portfolio became a slightly larger percentage of the balance sheet as the portfolio expanded during the period and based on the elevated issuance of discount notes in response to the growth in short-term advances and associated capital stock activity. The discount note portfolio level naturally diluted the percentage of outstanding unswapped callable bonds and impacts the weighting of this portfolio as an overall percentage of liabilities. As discussed previously, a portfolio weighting change can alter the impact of a portfolio's overall contribution to net DOE. While the unswapped callable bonds relative weighting led to a slightly smaller contribution to DOE, the overall shortening of the absolute portfolio duration served to lessen the impact of the weighting change. This liability behavior includes the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates in certain shock scenarios. Further discussion of the unswapped callable bond calls, maturities on non-callable bonds and reissuance of callable bonds in relation to the mortgage portfolios is discussed in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.” The combination of these factors contributed to the net DOE decrease in all scenarios.

We purchased $1.1 billion of fixed rate multi-family GSE MBS during the period. These fixed rate securities were effectively swapped to LIBOR and impact DOE only slightly since they are reflected as variable rate instruments and are further described in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gains (Losses) on Trading Securities." As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. The relationship of the variable rate GSE MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We did not purchase additional interest rate caps during 2019.

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

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, management implements the Board-approved approach to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2019, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.5 months and 0.8 months for December 31, 2019 and 2018, respectively. Again, as discussed previously, the relative performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

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

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 61 presents MVE as a percent of TRCS. As of December 31, 2019, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock and excess stock as of December 31, 2019 (see Table 44 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of December 31, 2019. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 61

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2019	175	174	176
09/30/2019	174	174	179
06/30/2019	171	174	176
03/31/2019	172	176	176
12/31/2018	167	173	174
09/30/2018	167	174	175
06/30/2018	168	175	174
03/31/2018	164	171	170

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Generally, we designate derivative instruments as either: (1) a fair value hedge of an underlying financial instrument; or (2) an economic hedge used in asset/liability management. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that either does not qualify for hedge accounting, or for which we have not elected hedge accounting, but is an acceptable hedging strategy under our RMP. For hedging relationships that are not designated for shortcut hedge accounting, we formally assess (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives used have been highly effective in offsetting changes in the fair values of hedged items and whether those derivatives may be expected to remain highly effective in future periods. We typically use regression analyses or similar statistical analyses to assess the quantitative effectiveness of our long haul hedges. We determine the hedge accounting to be applied when the hedge is entered into by completing detailed documentation, which includes a checklist setting forth criteria that must be met to qualify for hedge accounting.

Tables 62 and 63 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 62

12/31/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,160,580	$953
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,607,500	(24,784)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	35,504	28
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	35,077	(532)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(62)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(352)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,822,646	(49,571)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	248
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,130,000	117
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	790,045	(24,861)
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	221,800	470
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	1,383,782	47
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,628,500	14,013
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	2,635
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	370,000	(342)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	110,000	95
TOTAL				$20,899,934	$(81,898)

Table 63

12/31/2018
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$2,647,704	$(1,102)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,150,850	10,028
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	140,475	(670)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,136	(38)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	2,000	(10)
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	1,752,493	40,197
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,373,200	1,044
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	847,284	12,238
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	648,500	(1,199)
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	101,551	549
Consolidated Obligation Discount Notes
Firm commitments to issue discount notes	Discount note commitment	Protect against fair value risk	Economic Hedge	525,000	—
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	49,403	—
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,440,000	9,443
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	680,000	(2,729)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	645,000	(15,406)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	470,000	(4,325)
Complex consolidated obligation bonds	Receive variable with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and re-pricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	15,000	(1,050)
TOTAL				$12,497,596	$46,970

Item 8: Financial Statements and Supplementary Data

The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-64 of this Form 10‑K.

Audited Financial Statements

Tables 64 and 65 present supplementary quarterly financial information (unaudited) for the years ended December 31, 2019 and 2018 (in thousands):

Table 64

	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$339,822	$396,060	$379,556	$373,314
Interest expense	270,418	321,645	330,326	310,299
Net interest income	69,404	74,415	49,230	63,015
Provision (reversal) for credit losses on mortgage loans	(122)	393	38	78
Net interest income after mortgage loan loss provision	69,526	74,022	49,192	62,937
Other non-interest income (loss)	7,438	(1,507)	4,368	12,674
Other non-interest expense	18,880	18,633	18,313	16,990
Assessments	5,811	5,391	3,529	5,866
NET INCOME	$52,273	$48,491	$31,718	$52,755

Table 65

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Interest income	$350,382	$317,122	$313,712	$275,793
Interest expense	282,207	249,463	244,828	209,314
Net interest income	68,175	67,659	68,884	66,479
Provision (reversal) for credit losses on mortgage loans	372	(391)	16	30
Net interest income after mortgage loan loss provision	67,803	68,050	68,868	66,449
Other non-interest income (loss)	(1,822)	(1,500)	(2,538)	(6,987)
Other non-interest expense	17,722	20,428	15,493	15,465
Assessments	4,831	4,618	5,089	4,406
NET INCOME	$43,428	$41,504	$45,748	$39,591

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

Management, with the participation of the President and CEO, our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm with respect to FHLBank’s internal control over financial reporting are included under Item 8 – “Financial Statements and Supplementary Data.”

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of the year for which this annual report on Form 10-K is filed that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

Item 10: Directors, Executive Officers and Corporate Governance

Information About Our Executive Officers
Table 66 sets forth certain information about each of our executive officers as of the date of this annual report on Form 10-K.

Table 66

Executive Officer	Age	Position Held
Mark E. Yardley	64	President and Chief Executive Officer
Patrick C. Doran	59	EVP/Chief Compliance and Ethics Officer and General Counsel
Sonia R. Betsworth	58	SVP/Chief Administrative Officer
Denise L. Cauthon	56	SVP/Chief Accounting Officer
Joe B. Edwards	63	SVP/Chief Information Officer
Dan J. Hess	54	SVP/Chief Business Officer
Thomas E. Millburn	49	SVP/Chief Audit Executive
William W. Osborn	54	SVP/Chief Financial Officer
Martin L. Schlossman, Jr.	51	SVP/Chief Risk Officer

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

There are no arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was or is to be selected as an officer of FHLBank, including no employment agreement between any executive officer and FHLBank.

Except as otherwise indicated below, each officer has been engaged in the principal occupation listed above for at least five years:

Mark E. Yardley became President and CEO in March 2017, after serving as Interim President and CEO starting in January 2017. From May 2010 through December 2016, he was Executive Vice President and CRO. Mr. Yardley previously served as Executive Vice President and CFO from February 2005 to May 2010, First Senior Vice President and CFO from December 1999 through February 2005 and as First Senior Vice President, Director of Finance, from January 1999 to December 1999. Mr. Yardley joined FHLBank in 1984 as Director of Internal Audit and was promoted to Assistant Vice President in 1990 and Vice President in 1991.

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

Sonia R. Betsworth became Chief Administrative Officer (CAO) in March 2017, after serving as Interim CAO starting in January 2017. From March 2013 through December 2016, she was Senior Vice President and Chief Credit Officer. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Denise L. Cauthon became Senior Vice President and Chief Accounting Officer in December 2010. Ms. Cauthon served as First Vice President and Chief Accounting Officer from May to December 2010, First Vice President and Controller from March 2007 to April 2010, and Vice President and Controller from January 2005 to March 2007. Ms. Cauthon joined FHLBank in 1989 as a staff internal auditor and was promoted to Assistant Liability Manager and then Financial Reporting Accountant in 1998. Ms. Cauthon was promoted to Financial Reporting and Operations Manager in 1999 and was named Assistant Vice President in 2000. She was promoted to Assistant Controller-Financial Reporting in 2002 and became Vice President in 2004.

Joe B. Edwards became Senior Vice President and Chief Information Officer (CIO) in July 2013. Prior to joining FHLBank in 2013, Mr. Edwards was Senior Vice President and CIO at ACE Cash Express, Inc., a multi-unit retailer of financial services, where he was responsible for IT development, operations, business intelligence and call center operations from January 1998 through his retirement in December 2012.

Dan J. Hess became Senior Vice President and Chief Business Officer in March 2013. Mr. Hess previously served as Senior Vice President, Director of Member Products from July 2009 to March 2013; First Vice President, Director of Sales from April 2002 to May 2009; and Senior Vice President, Director of Sales from May 2009 to July 2009. Mr. Hess joined FHLBank in 1995 as a Correspondent Banking Account Manager for Kansas. He was promoted to Lending Officer in 1997, to Assistant Vice President and Lending Manager in 1999, and to Vice President in 2000.

Thomas E. Millburn became Senior Vice President, Chief Audit Executive in March 2016. Mr. Millburn previously served as Senior Vice President, Chief Internal Audit Officer from March 2011 to March 2016 and Senior Vice President, Director of Internal Audit from December 2010 to March 2011. Mr. Millburn joined FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and then to First Vice President in March 2004.

William W. Osborn became Senior Vice President and CFO in June 2010. Mr. Osborn joined FHLBank in May 2006 as Director of Product Profitability and Pricing. He was promoted to Director of Banking Strategies in January 2008, to First Vice President in April 2008 and to Senior Vice President in April 2009.

Martin L. Schlossman, Jr. became CRO in March 2017, after serving as Interim CRO starting in January 2017. Mr. Schlossman previously served as Senior Vice President, Associate CRO from March 2012 through December 2016. He joined FHLBank in November 2000 as an Enterprise Risk Analyst and was promoted to Planning Officer in December 2001, Assistant Vice President in March 2004, Vice President in June 2005, and First Vice President in March 2009. He was named Associate CRO in June 2010 and was promoted to Senior Vice President in March 2012.

Directors
The Bank Act (as amended by the Recovery Act) and FHFA regulations mandate that our Board of Directors consist of 13 directors or such other number as may be provided by the FHFA, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the FHFA uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors, and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the FHFA may require from time to time the allocation of additional member director seats. As of the date of this annual report on Form 10-K, our Board of Directors consists of 17 directors, 10 of whom are member directors and 7 of whom are independent directors. In addition, FHLBank currently has one vacant independent directorship, which when filled will bring FHLBank’s board to 18 directors, including 8 independent directors. Under the FHFA regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the FHFA to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director who was term-limited may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; and (2) either a bona fide resident in our district or serve as an officer or director of a member located in our district. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

Independent directors are elected by ballot from among those eligible persons nominated by the Board of Directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the FHFA for review. In nominating independent directors, our Board of Directors may consider an individual’s current and prior experience on the Board of Directors, the qualifications of the nominee, and the skills and experience most likely to add strength to the Board of Directors, among other skills, qualifications and attributes. FHFA regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on our Board of Directors. Pursuant to our Procedures for Identifying and Evaluating Candidates for Independent Directorships and Filling Vacant Directorships, our Board of Directors will consider diversity in nominating independent directors and in electing member directors when the Board of Directors is permitted to elect or appoint member directors in the event of a vacancy, and in evaluating potential director candidates, the Board of Directors may also identify appropriate criteria that will promote appropriate diversity on the Board of Directors and help meet FHLBank’s strategic needs, including desired skill sets, experience, residence, ability to devote sufficient time to service on the Board of Directors, ethnicity and/or gender. If our Board of Directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our Board of Directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our Board of Directors has adopted procedures for the nomination and election of independent directors, consistent with the requirements of the Bank Act and FHFA regulations.

There are no arrangements or understandings between any director and any other person pursuant to which the director was or is to be selected as a director or nominee. No director has any family relationship with any other director or executive officer. No director or executive officer of FHLBank has been involved in any legal proceeding during the past ten years that would affect the integrity or ability of such director or nominee to serve in such capacity, including any proceedings identified in Item 401(f) of Regulation S-K.

On November 15, 2019, Craig A. Meader from the state of Kansas and G. Bridger Cox and Donald R. Abernathy from the state of Oklahoma were each declared elected as member directors and Holly Johnson was declared elected as an independent director of FHLBank’s Board of Directors. Each of the directors elected in 2019 will serve four-year terms expiring December 31, 2023.

Table 67 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.

Table 67

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Donald R. Abernathy, Jr.	61	Member	January 2020	December 2023	(a), (d)
Milroy A. Alexander	70	Independent	January 2015	December 2020	(a), (b), (c), (e) Chair
Robert E. Caldwell, II	49	Independent	January 2004	December 2022	(b), (c) Vice Chair, (d)
G. Bridger Cox	67	Member	January 2011	December 2023	(b), (c) Chair
Holly Johnson	56	Independent	January 2016	December 2023	(a), (b)
Lynn Katzfey	56	Independent	July 2019	December 2020	(a), (e)
Jane C. Knight	76	Independent	January 2004	December 2022	(d), (e)
Barry Lockard	54	Member	January 2019	December 2022	(e), (f)
Richard S. Masinton	78	Independent	April 2007	December 2021	(b) Chair, (c), (d)
Neil F. M. McKay	79	Independent	April 2007	December 2020	(d), (f)
Craig A. Meader	62	Member	January 2020	December 2023	(e), (f)
L. Kent Needham	66	Member	January 2013	December 2020	(a), (c), (d) Chair, (f)
Mark J. O’Connor	55	Member	May 2011	December 2021	(c), (d), (f) Chair
Thomas H. Olson, Jr.	54	Member	January 2013	December 2020	(a), (b), (e)
Mark W. Schifferdecker	55	Member	January 2011	December 2022	(a) Chair, (b), (c), (d)
Douglas E. Tippens	65	Member	January 2015	December 2022	(b), (e), (f)
Gregg L. Vandaveer	67	Member	January 2018	December 2021	(e), (f)

[1]	Board of Director committees are as follows: (a) Audit; (b) Compensation, Human Resources and Inclusion; (c) Executive; (d) Risk Oversight; (e) Housing and Governance; and (f) Operations.

The following describes the principal occupation, business experience, qualifications and skills, among other matters, of the 17 directors who currently serve on the Board of Directors. Except as otherwise indicated, each director has been engaged in the principal occupation described below for at least five years:

Donald R. Abernathy, Jr. has served as the President and CEO of The Bankers Bank, Oklahoma City, Oklahoma, since 1993, and has served on the board of directors of Bankers Banc Investment Services, Inc., since December 2006. Although the Board of Directors did not participate in Mr. Abernathy's nomination since he is a member director, Mr. Abernathy possesses a bachelor's degree of business administration, has more than 40 years of banking experience, including 25 as President and CEO, and served on the board of directors of the Independent Community Bankers of America, that assists in his service as a director. Prior to his current term, Mr. Abernathy served as a member director of FHLBank from January 2017 through December 2018.

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver Housing and Neighborhood Redevelopment department. He completed his final term as a director of the Municipal Securities Rulemaking Board in September 2013. He was also a member of the board of trustees of Rose Community Foundation for 10 years ending in December 2017, and is currently board chair of the Lowry Redevelopment Authority and Northeast Denver Housing Center. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The Board of Directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 22 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 10 years as an auditor with Touche Ross & Co. (now Deloitte), his past service on the audit committees of many organizations and his ability to enhance the diversity of viewpoints among the directors serving on the Board of Directors by providing the Board of Directors with racial diversity, when making his nomination.

Robert E. Caldwell, II is the Vice Chair of our Board of Directors. Mr. Caldwell is currently Executive Vice President and Chief Administrative Officer for Nebco, Inc., a supplier of materials to the construction industry to construct buildings, streets and highways, which he began in August 2014. Prior to his service at Nebco, Inc., Mr. Caldwell was the President and Chief Operating Officer of WRK Real Estate, LLC, which he began in January 2014. He previously served as President and CEO of Hampton Enterprises, Inc., a commercial real estate development, general contracting, construction management and property management firm, since 2006, and General Counsel for Linweld, Inc., a large independent manufacturer and distributor of industrial/medical gases and welding supplies. The Board of Directors considered Mr. Caldwell’s qualifications, skills and attributes, including his B.S. in business administration, his J.D. and MBA, his experience as General Counsel for Linweld, Inc., a subsidiary of a Japanese public company, his service as President and CEO of a commercial real estate and construction company, and his prior service as an FHLBank director, when making his nomination.

G. Bridger Cox is the Chair of our Board of Directors. Mr. Cox has been Chairman and President of Citizens Bank & Trust Company, Ardmore, Oklahoma, since 1996. Although the Board of Directors did not participate in Mr. Cox’s nomination since he is a member director, Mr. Cox is a graduate of the Stonier Graduate School of Banking at Rutgers University, possesses more than 30 years of banking management experience, has served on the board of directors of the Oklahoma Industrial Finance Authority and the Oklahoma Development Finance Authority, and has prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Cox served as a member director of FHLBank from January 1998 through December 2006.

Holly Johnson, a Chickasaw citizen and certified public accountant, owns a tribal consulting company providing services to the Chickasaw Nation in the area of administrative support and policy development. She served as Secretary of the Department of Treasury for the Chickasaw Nation from October 2012 to December 2019, where she was responsible for all finance and accounting functions. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Johnson serves as a trustee of the Chickasaw Foundation and is a past trustee of the Ada City Schools Foundation and the Chickasaw Nation's 401(k) plans, a past board member of the Ada Chamber of Commerce, a member of the Oklahoma State University School of Accounting Executive Advisory Board, and a current appointed commissioner of the Oklahoma Ethics Commission. The Board of Directors considered Ms. Johnson's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, and her ability to enhance the diversity of viewpoints among the directors serving on the Board of Directors by providing the Board of Directors with gender and racial diversity, when making her nomination.

Lynn Katzfey has been a partner at LJ Strategies since January 2019. Ms. Katzfey worked as a certified public accountant for 16 years before launching a career in public service. Ms. Katzfey served as Treasurer of the State of Kansas and was subsequently elected to serve five terms in the U.S. House of Representatives. She currently serves on the boards of directors for American Century Investments Mutual Funds and MGP Ingredients, Inc. The Board of Directors considered Ms. Katzfey's qualifications, skills and attributes, including her role as a member of the U.S. House of Representatives, including service in leadership roles and on the House Financial Services Committee and the House Ways and Means Committee, her role as the Treasurer of the State of Kansas, her experience as a certified public accountant and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and the law, and her ability to enhance the diversity of viewpoints among the directors serving on the Board of Directors by providing the Board of Directors with gender diversity, when making her nomination.

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

Barry J. Lockard has served as President and CEO of Cornhusker Bank, Lincoln, Nebraska, since 2007. Mr. Lockard previously held senior leadership roles at Black and Decker, Cincinnati Bell, and First National Bank of Omaha. He also served eight years in the Nebraska Army National Guard. He has served on the boards of directors of the Nebraska Bankers Association, the American Bankers Association Community Bankers Council, and is a trustee for the Graduate School of Banking at Colorado, where he has also served as a member of the faculty. Although the Board of Directors did not participate in Mr. Lockard’s nomination since he is a member director, Mr. Lockard possesses a bachelor’s degree in business administration, is a graduate of the Colorado Graduate School of Banking, and has more than 11 years as a bank CEO, that assists in his service as a director.

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

Craig A. Meader has served as Chairman and CEO of First National Bank of Kansas since 1988. Mr. Meader has served as Chairman of the Kansas Bankers Association and the Bankers Bank of Kansas. Mr. Meader is a former member of the ABA Community Bankers Council, Government Relations Council and the ABA Board of Directors. Although the Board of Directors did not participate in Mr. Meader’s nomination since he is a member director, Mr. Meader possesses a bachelor’s degree in business administration and finance, is a graduate of the Madison Wisconsin Graduate School of Banking, served on the board of directors of Bankers’ Bank of Kansas, N.A. for seven years, including one year as Chairman, and has more than 30 years as a bank CEO, that assists in his service as a director.

L. Kent Needham has served as Chairman, President and CEO of The First Security Bank, Overbrook, Kansas, since 2007. Although the Board of Directors did not participate in Mr. Needham’s nomination since he is a member director, Mr. Needham possesses an MBA, is a graduate of the Colorado Graduate School of Banking, and has over 41 years of banking experience, including more than 21 years as CEO, that assists in his service as a director.

Mark J. O’Connor currently serves as President of Investments of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the Board of Directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 31 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the President of Investments and Chairs the ALCO Committee of a large bank holding company and has over 17 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and chairs its Investment Committee. His experience on the board of a state housing finance authority, including service as chairman, and his prior experience as an FHLBank director assist in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Windsor, Colorado, since 1998. Mr. Olson is currently also the chairman of Points West Community Bank, Windsor, Colorado, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Director of Nebraska State Bank, Chairman of Woodstock Land and Cattle, and Director of Rush Creek Land and Livestock. Although the Board of Directors did not participate in Mr. Olson's nomination since he is a member director, Mr. Olson has a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 26 years of banking experience, including more than 21 years as CEO, that assists in his service as a director.

Mark W. Schifferdecker has been President and CEO of The GNBank, N.A., Girard, Kansas, since 2003. Although the Board of Directors did not participate in Mr. Schifferdecker’s nomination since he is a member director, Mr. Schifferdecker has experience as a CPA, possesses more than 16 years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served six years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as Chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as Chairman, that assists in his service as a director.

Douglas E. Tippens has served as Executive Vice President of BancFirst, Oklahoma City, Oklahoma, since December 2017. He served as Market President of BancFirst from November 2015 to December 2017. Before his service at BancFirst, Mr. Tippens served as President and CEO of Bank of Commerce, Yukon, Oklahoma, since 2006, and served on the board of directors of Bank of Commerce, Chelsea, Oklahoma, since 2013. Although the Board of Directors did not participate in Mr. Tippens’ nomination since he is a member director, Mr. Tippens possesses a B.S. in agriculture economics, an MBA, is a graduate of the Graduate School of Banking at the University of Wisconsin, has more than 40 years of banking experience, including 10 years as president and CEO, and served on the board of directors of the Federal Reserve Bank of Kansas City, Oklahoma City Branch, that assists in his service as a director.

Gregg L. Vandaveer has served as President and CEO of Sooner State Bank, Tuttle, Oklahoma, since April 2001. Although the Board of Directors did not participate in Mr. Vandaveer's nomination since he is a member director, Mr. Vandaveer possesses a B.S. in journalism, is a graduate of the Southwest Graduate School of Banking at SMU, and has more than 37 years of banking experience, including 21 years as President and CEO, that assists in his service as a director.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics is filed as an exhibit to reports we file with the SEC and has been posted on our website at www.fhlbtopeka.com in the "Board Governance" page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. Except for the documents specifically incorporated by reference into this annual report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this annual report on Form 10-K. Reference to our website is made as an inactive textual reference. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the CCEO and General Counsel of FHLBank at 500 SW Wanamaker, Topeka, Kansas, 66606.

Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chair), Donald R. Abernathy, Jr., Milroy A. Alexander, Holly Johnson, Lynn Katzfey, L. Kent Needham, and Thomas H. Olson, Jr.

The Board of Directors has determined that Mark W. Schifferdecker is an “audit committee financial expert” as that term is defined under SEC regulations. Mr. Schifferdecker is “independent” in accordance with the Nasdaq Independence Standards (defined under Item 13 below) for audit committee members, as those standards were applied by our Board of Directors.

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

During 2019, we experienced strong performance overall against our long-term objectives. These objectives were designed to drive performance in key areas that align our incentive compensation with our members’ view of our performance and with our ongoing long-term financial stability.

The named executive officers in 2019 were comprised of the President and CEO, the Executive Vice President and CCEO and General Counsel, the Senior Vice President and CFO, the Senior Vice President and CAO, and the Senior Vice President and CIO (collectively, the Named Executive Officers).

In determining the appropriate total compensation package for our Named Executive Officers for 2019, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2019, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the Board of Directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2019 included:

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

Elements of Executive Compensation in 2019: To implement our compensation objectives, the elements of our 2019 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

Use of Benchmarks - We believe a key to attracting and retaining highly-qualified executive officers is the identification of the appropriate peer groups within which we compete for executive talent. We have historically recruited nationally, both within and outside of the FHLBank System, in our efforts to attract highly-qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain our Named Executive Officers, the Board of Directors (and/or Compensation Committee) periodically retains compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used the survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

For 2019 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark is created by McLagan pulled from a proprietary survey database and is calculated by considering three peer groups: (1) commercial banks with $20 billion or more in assets, including Federal Reserve Banks (excluding former "bulge bracket" investment banks); (2) other FHLBanks; and (3) publicly available proxy data for regional and community banks with assets between $10 billion and $20 billion. Additionally, in calculating the market composite benchmark, for the commercial banks' peer group, Divisional Heads are used as the relevant comparison at the median. For the other FHLBanks' peer group, overall Functional Heads are used at the median. For the third peer group, salary rank is used except for the CEO and CFO where the actual position is used; in addition, the low quartile is used.

In addition to the FHLBanks, the following is a list of survey participants that were included by McLagan in the 2019 FHLBank Custom Compensation Survey:

AIB	ICBC Financial Services
Ally Financial Inc.	ING
Associated Bank	Intesa Sanpaolo
Australia & New Zealand Banking Group	Investors Bancorp, Inc
Banco Bilbao Vizcaya Argentaria	JP Morgan Chase
Banco ltau Unibanco	KBC Bank
Bank Hapoalim	KeyCorp
Bank of America Merrill Lynch	Landesbank Baden-Wuerttemberg
Bank of New York Mellon	Lloyds Banking Group
Bank of Nova Scotia	M&T Bank Corporation
Bank of the West	Macquarie Bank
Bayerische Landesbank	MB Financial Bank

BBVA Compass	MUFG Bank, Ltd.
BMO Financial Group	MUFG Securities
BNP Paribas	National Australia Bank
BOK Financial Corporation	Natixis
Branch Banking & Trust Co.	New York Community Bank
Brown Brothers Harriman	Nord/LB
Capital One	Nordea Bank
Charles Schwab & Co.	Norinchukin Bank, New York Branch
China Construction Bank	Northern Trust Corporation
CIBC World Markets	PacWest Bancorp
CIT Group	People's United Bank, National Assoc
Citigroup	PNC Bank
Citizens Financial Group	Popular Community Bank
City National Bank	Rabobank
Comerica	Regions Financial Corporation
Commerce Bank	Royal Bank of Canada
Commerzbank	Royal Bank of Scotland Group
Commonwealth Bank of Australia	Santander Bank, NA
Credit Agricole CIB	Signature Bank - NY
Credit lndustriel et Commercial - N.Y.	Societe Generale
Cullen Frost Bankers, Inc.	Standard Chartered Bank
DBS Bank	State Street Corporation
DZ Bank	Sterling National Bank
East West Bancorp	Sumitomo Mitsui Banking Corporation
Fannie Mae	Sumitomo Mitsui Trust Bank
Federal Reserve Bank of Atlanta	SunTrust Banks
Federal Reserve Bank of Boston	SVB Financial Group
Federal Reserve Bank of Cleveland	Synchrony Financial
Federal Reserve Bank of New York	Synovus
Federal Reserve Bank of Richmond	TD Ameritrade
Federal Reserve Bank of San Francisco	TD Securities
Federal Reserve Bank of St Louis	Texas Capital Bank
Fifth Third Bank	The PrivateBank
First Citizens Bank	U.S. Bancorp
First Republic Bank	UMB Financial Corporation
First Tennessee Bank/ First Horizon	Umpqua Holding Corporation
FNB Omaha	UniCredit Bank AG
Freddie Mac	Valley National Bank
GE Capital	Webster Bank
Hancock Bank	Wells Fargo Bank
HSBC	Westpac Banking Corporation
Huntington Bancshares, Inc.	Zions Bancorporation

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the 2019 compensation benchmarks:

Arvest	FirstBank Holding Company
Bank of Hawaii	Flagstar Bank
Berkshire Bank	Golden 1 Credit Union
Boeing Employees Credit Union	Great Western Bank
Bremer Financial Corporation	MidFirst Bank
Cathay General Bancorp	SchoolsFirst Federal Credit Union
Chemical Financial Corporation	Simmons First National Corporation
City National Bank of Florida	South State Bank
Community Bank System Inc.	Trustmark Corporation
Eastern Bank	United Bank - VA
First Interstate BancSystem Inc	United Community Banks, Inc
First Midwest Bank

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

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and were made effective January 1st, following an analysis of our total compensation practices and FHLBank’s performance.

For 2019, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2019 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our Named Executive Officers is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of peer group survey compensation information. While comparisons to compensation levels of executive positions within our peer groups are the primary basis used to assess the overall competitiveness of our compensation program, we also believe that our executive compensation practices should be internally consistent and equitable.

The Compensation Committee also considered guidance and communications from FHLBank's regulator, the FHFA, in determining total compensation for the Named Executive Officers as more specifically addressed below under “FHFA Oversight.”

In 2019, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive base and total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. Table 68 presents the total base salary and the percentage of salary increase for the Named Executive Officers, effective January 1, 2019:

Table 68

Named Executive Officer	Percentage Increase	Salary
Mark E. Yardley, President & CEO[1]	5.0%	$682,500
Patrick C. Doran, EVP, CCEO & General Counsel[2]	3.5	402,100
William W. Osborn, SVP & CFO[2]	3.5	373,000
Sonia R. Betsworth, SVP & CAO[2]	3.5	324,200
Joe B. Edwards, SVP & CIO[2]	5.5	306,750

[1]	Salary increase recommended by the Compensation Committee and approved by the Board of Directors.

[2]	Salary increase recommended by the CEO and approved by the Compensation Committee.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the Board of Directors, and are distributed only in accordance with such achievement. In 2019, generally we achieved the pre-established goal targets. Goal attainment varied between the threshold, target, and optimum pre-established levels.

Beginning in the fourth quarter of 2018, goal metrics, metric performance ranges and metric weights for award opportunities under the 2019 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2019 performance objectives, as appropriate, before submitting the objectives to the Board of Directors for approval.

For the Base Performance Period of January 1, 2019 to December 31, 2019, the Board of Directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2020 to December 31, 2022, over which FHLBank applies a six percent compounding interest rate per year, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 69 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 69

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	37.5%	75.0%	112.5%
CCEO & General Counsel, CFO and CAO	27.5	55.0	82.5
CIO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2019 are described in Table 70:

Table 70

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Total Regulatory Capital[1]	The spread between: (a) adjusted net income divided by the daily average total regulatory capital and (b) the average daily Overnight Federal funds effective rate (Fed Effective).
GAAP Return Spread on Total Regulatory Capital	The spread between: (a) GAAP net income divided by the daily average total regulatory capital; and (b) the Fed Effective rate.
Adjusted Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric that exceeds the cost of the required return on capital.
GAAP Net Income after Capital Charge	The dollar amount of GAAP net income that exceeds the cost of the required return on capital.
Member Product Utilization
Member product utilization is defined as the weighted average 2019 attainment in member utilization in each of three product categories: (1) Line of Credit or advances; (2) MPF Program; and (3) Letters of Credit.

Diversity and Inclusion
FHLBank’s Diversity and Inclusion (D&I) initiative is defined as the advancement of D&I, to the maximum extent possible in balance with financially safe and sound business practices, through inclusion and utilization of diverse-owned business and individuals within its workforce, as defined in the D&I Policy, in all business activities of FHLBank. One point is awarded for achievement of each of the following (5 total points possible): (1) attain a workforce ratio of at least 11.0 percent business partners of color as of 12/31/2019; (2) increase the number of viable diverse suppliers registered to do business with FHLBank in Supplier Gateway by 3 percent; (3) 80 percent of business partners attend one D&I Awareness Activity; (4) 80 percent of business partners complete one D&I Training; and (5) participate in 15 outreach opportunities with potential diverse directors and/or in Workforce, Vendors, Capital Markets and/or with members.

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

The profit-oriented objectives of “Adjusted Return Spread on Total Regulatory Capital” and “Adjusted Net Income after Capital Charge” (non-GAAP financial measures) and "GAAP Return Spread on Total Regulatory Capital" and "GAAP Net Income after Capital Charge" were based on the belief that profitability is critical to the long-term viability of the organization. The "Member Product Utilization" objective reflects our desire to be our members preferred source of liquidity and funding for housing finance, community lending and financial management activities. We divided the member product objective to focus on Line of Credit or advances, the MPF Program, and Letters of Credit. The performance objective for “Diversity and Inclusion” establishes our commitment to the advancement of D&I awareness. Finally, the “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks and an effort to reward positive risk management performance as determined by the Board of Directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value.

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 71 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2019:

Table 71

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	3.91%	4.73%	5.54%	4.47%	84.15%
GAAP Return Spread on Total Regulatory Capital	3.51%	4.73%	5.94%	5.21%	119.83%
Adjusted Net Income after Capital Charge	$77,588,000	$96,985,000	$116,382,000	$95,753,535	96.83%
GAAP Net Income after Capital Charge	$67,889,000	$96,895,000	$126,080,000	$114,454,568	130.02%
Member Product Utilization - Line of Credit or advances	66.00%	70.50%	75.00%	61.69%	66.38%
Member Product Utilization - MPF Program	23.50%	25.00%	26.50%	25.49%
Member Product Utilization - Letters of Credit	28.00%	30.50%	33.00%	32.96%
Diversity and Inclusion	Achieve 3 of 5	Achieve 4 of 5	Achieve 5 of 5	5	150.00%
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	4.00	4.50	5.00	4.73	123.00%
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.09	104.50%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					106.78%

We believe the goals incorporated into the EICP are indicative of FHLBank's balanced approach to profitability and risk management. As reflected in Table 71, we exceeded Threshold for the profitability goals and, further, exceeded Target for the two GAAP profitability goals. We exceeded Target for the MPF Program and Letters of Credit components of the Member Product Utilization goal but were below Threshold for the Line of Credit or advances component. We exceeded Target performance for each of the Risk Management goals and achieved Optimum for the Diversity and Inclusion goal in 2019.

Table 72 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2019:

Table 72

Performance Objective	Metric Weight
Adjusted Return Spread on Total Regulatory Capital	15%
GAAP Return Spread on Total Regulatory Capital	5
Adjusted Net Income after Capital Charge	15
GAAP Net Income after Capital Charge	5
Member Product Utilization	10
Diversity and Inclusion	10
Risk Management - Market, Credit, and Liquidity	20
Risk Management - Compliance, Business, and Operations	20
TOTAL	100%

Table 73 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2019 to December 31, 2019 and the Deferral Performance Period, which is the three-year period from January 1, 2020 to December 31, 2022:

Table 73

Named Executive Officer	Base Salary	Incentive Percent of Base Salary	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$682,500	80.08%	$546,568	$273,284	$273,284
Patrick C. Doran, EVP, CCEO & General Counsel	402,100	58.73	236,144	118,072	118,072
William W. Osborn, SVP & CFO	373,000	58.73	219,055	109,528	109,527
Sonia R. Betsworth, SVP & CAO	324,200	58.73	190,395	95,198	95,197
Joe B. Edwards, SVP & CIO	306,750	53.39	163,770	81,885	81,885

[1]	Cash Incentive is included as non-equity incentive plan compensation in Table 78 for all Named Executive Officers.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2020 to calendar year 2022 is measured by applying a six percent interest credit, compounded annually, to the Deferred Incentive presented in Table 73, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period. We believe our long-term goals effectively motivate our Named Executive Officers to develop strategies and policies to achieve long-term growth and provide increased value to members while taking future risk into account.

For any Performance Period, an award will not be payable if we fail to achieve performance at or above the Performance Measure(s) set by the Compensation Committee. The Compensation Committee may, in its discretion, reduce or eliminate an award payable under the EICP under any of the following circumstances: (1) we receive a composite “4” or “5” rating in our FHFA examination in any single year in any single Base Performance Period or Deferral Performance Period; (2) the Board of Directors finds a serious, material safety or soundness problem or a serious, material risk management deficiency exists, or if: (a) operational errors or omissions result in material revisions to the financial results, information submitted to the FHFA, or to data used to determine incentive payouts; (b) submission of material information to the SEC, Office of Finance, and/or FHFA is significantly past due; or (c) we fail to make sufficient progress, as determined by the Board of Directors, in the timely remediation of significant examination, monitoring or other supervisory findings; (3) during the most recent FHFA examination, the FHFA identified an unsafe or unsound practice or condition that is material to the financial operation of FHLBank within a Named Executive Officer’s area(s) of responsibility and such unsafe or unsound practice or condition is not subsequently resolved in favor of FHLBank by the last day of the Base Performance Period or Deferral Performance Period; or (4) a given participant does not achieve satisfactory individual achievement levels (as determined in the sole discretion of the Compensation Committee) during the Deferral Performance Period. Additionally, Deferred Incentive awards shall be reduced by one-third for each year during the Deferral Performance Period in which we have negative net income, as defined and in accordance with GAAP. As noted above, for Participants to be eligible to receive a Final Deferred Incentive Award, FHLBank must have an MVE of not less than 100 percent of FHLBank’s TRCS outstanding, as of the last day of the Deferral Performance Period.

Under the EICP Targets for the 2017-2019 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. The metric weight for the 2017-2019 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2017-2019 goal achievement percentage is included in Table 74:

Table 74

Objective	Metric Weight	2017-2019
		Goal Achievement Percentage
Total Return	50.0%	125.00%
MVE/Total Regulatory Capital	50.0	125.00
Overall Payout Percentage	100.0%	125.00%

Based on the performance results, Table 75 presents the Final Deferred Incentive Award for the 2017-2019 Deferral Performance Period for each Named Executive Officer:

Table 75

Named Executive Officer	Deferred Incentive	Goal Achievement Percentage	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$127,749	125.00%	$159,687
Patrick C. Doran, EVP, CCEO & General Counsel	109,758	125.00	137,198
William W. Osborn, SVP & CFO	103,500	125.00	129,375
Sonia R. Betsworth, SVP & CAO	71,769	125.00	89,712
Joe B. Edwards, SVP & CIO	85,808	125.00	107,260

[1]	Final Deferred Incentive Award is included as non-equity incentive plan compensation in Table 78 for all Named Executive Officers.

A Named Executive Officer, in the discretion of the Compensation Committee, shall be required to forfeit an award earned under the EICP if the Named Executive Officer is: (1) terminated from employment with FHLBank for Cause as defined under the EICP; (2) engages in competition with FHLBank or interferes with the business relationships of FHLBank during his or her employment or for a period of one year following his or her termination; or (3) discloses confidential information of FHLBank.

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. There were no such bonuses awarded to a Named Executive Officer in 2019.

Retirement and Other Benefits - In 2019, we maintained a comprehensive retirement program for our eligible employees comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan); and (2) the Pentegra Financial Institutions Thrift Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the pension benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other eligible highly compensated employees that preserves and restores the full pension and thrift benefits that, due to IRC limitations, are not payable from the qualified pension plans.

DB Plan - Our DB Plan covers all full-time employees of FHLBank as of January 1, 2009 who have met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by FHLBank as of December 31, 2008, including the Named Executive Officers. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2019, four of the Named Executive Officers (the CEO, CCEO and General Counsel, CFO, and CAO) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

The DB Plan provides a normal retirement benefit at or after age 65 where a Named Executive Officer participant has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Two Named Executive Officer participants (Mr. Yardley and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Earnings are defined as base salary plus overtime and bonuses, subject to an annual IRC Section 401(a)(17) limit of $280,000 on earnings for 2019. Annual benefits provided under the DB Plan also are subject to IRC limits, which vary by age and benefit option selected. The annual IRC Section 415(b)(1)(A) benefit limit is $225,000 for 2019. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

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

The measurement date used to determine the current year’s benefit obligation was December 31, 2019. The present value of the accrued benefit of the DB Plan, calculated through September 1, 2003, was valued at 50 percent of benefit value using the 2000 RP Mortality table (generational table for annuities) and 50 percent of benefit value using the 2000 RP Mortality table (statistical mortality table for lump sums), discounted to the current age of each Named Executive Officer at 3.22 percent interest. The present value of benefits accrued after September 1, 2003 is multiplied by a present value factor which uses the 2000 RP Mortality table (generational table for annuities) discounted to the current age of each Named Executive Officer at 3.22 percent. As of December 31, 2019, the actuary’s calculations utilized: (1) the projected unit credit valuation method; (2) the PRI-2012 white collar worker annuitant tables (with Scale MP-2019); and (3) a 3.00 percent discount rate as the primary assumptions attributable to valuation of benefits under the DB portion of the BEP (see "BEP" below).

The Board of Directors decided to hard freeze the DB Plan effective as of year-end 2019. Accordingly, benefits under the DB Plan cease accruing thereafter. Additionally, the Board of Directors decided to revise the BEP to cease any further accrual of pension benefit as provided in the BEP, and described further below, as of the same date.

DC Plan - The DC Plan is a tax-qualified, defined contribution pension plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see "BEP" below).

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2019, matching ratios for all employees, including the Named Executive Officers, under the DC Plan were as follows:

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

Beginning January 1, 2020, we match up to four percent of an employee's eligible compensation using the previously mentioned matching ratios based on years of service. Additionally, beginning January 1, 2020, in conjunction with the DB Plan hard freeze, all employees receive a monthly basic contribution equal to two percent of eligible compensation.

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other participants in the BEP to defer compensation and to receive matching contributions and pension accruals that would otherwise have been made or accrued under FHLBank’s DC Plan or DB Plan, as appropriate, but for the limitations imposed by the IRC. Each of the Named Executive Officers are participants in the BEP.

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2019, the rate of return earned on the defined contribution portion of the BEP was 7.18 percent, which was our return on equity calculated for EICP purposes for 2018.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2019, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 82 under the column titled “Aggregate Balance at Last FYE.”

As indicated above, the pension accrual benefit of the BEP ceases further accruals as of year-end 2019.

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

Perquisites - The Board of Directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2019 include cell phone reimbursement, limited spousal travel and limited club dues. Total perquisites to any single Named Executive Officer did not exceed $10,000.

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

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 76 presents the term and amounts that would have been payable to the Named Executive Officer under the Executive Officer Severance Policy as of December 31, 2019, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see "Change in Control Plan" below):

Table 76

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley	12	$682,500	$13,255	$695,755
Patrick C. Doran	9	301,575	14,450	316,025
William W. Osborn	6	186,500	9,497	195,997
Sonia R. Betsworth	6	162,100	6,570	168,670
Joe B. Edwards	6	153,375	6,628	160,003

[1]	Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.

[2]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.

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

Table 77 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2019 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 77

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley	$2,040,675	$1,530,506	$39,766	$3,610,947
Patrick C. Doran	804,200	442,310	38,532	1,285,042
William W. Osborn	373,000	205,150	18,995	597,145
Sonia R. Betsworth	324,200	178,310	13,140	515,650

[1]	Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.

[2]	Compensation multiplier times target Total Base Opportunity reflected in the 2019 EICP Targets as described in under the Change in Control Plan.

[3]	COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2019 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2019 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

The Compensation, Human Resources and Inclusion Committee
of the Board of Directors
Richard S. Masinton, Chair
Milroy A. Alexander
Robert E. Caldwell, II
G. Bridger Cox
Holly Johnson
Thomas H. Olson, Jr.
Mark W. Schifferdecker
Douglas E. Tippens

Table 78 presents the Summary Compensation Table for the Named Executive Officers.

Table 78

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2019	$682,500	$—	$437,126	$2,360,858	$62,290	$3,542,774
President & CEO	2018	650,000	—	306,822	1,044,036	60,175	2,061,033
	2017	550,000	—	355,720	1,297,561	58,773	2,262,054
Patrick C. Doran[5]	2019	402,100	—	258,903	513,675	35,881	1,210,559
EVP, CCEO & General	2018	388,500	—	202,515	129,384	33,855	754,254
Counsel	2017	357,500	50,000	213,443	324,590	36,455	981,988
William W. Osborn[6]	2019	373,000	—	241,950	409,268	29,047	1,053,265
SVP & CFO	2018	360,400	—	175,583	77,427	29,163	642,573
	2017	330,500	—	188,557	251,542	28,521	799,120
Sonia R. Betsworth[7]	2019	324,200	—	187,491	889,388	25,588	1,426,667
SVP & CAO	2018	313,200	—	155,810	78,397	25,752	573,159
	2017	286,250	1,450	159,570	525,768	24,036	997,074
Joe B. Edwards[8]	2019	306,750	—	192,368	2,346	25,207	526,671
SVP & CIO	2018	290,745	—	158,241	161	25,847	474,994
	2017	274,875	—	175,554	—	20,447	470,876

[1]	All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP.

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

[3]	The 2019 components of All Other Compensation are provided in Table 79.

[4]
Above market earnings attributable to the BEP for Mr. Yardley were $48,858, $51,036, and $36,561 for 2019, 2018, and 2017, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under FHLBank’s DB Plan was $406,000, $(44,000), and $264,000 for 2019, 2018, and 2017, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $1,906,000, $1,037,000, and $997,000 for 2019, 2018, and 2017, respectively.

[5]
Above market earnings attributable to the BEP for Mr. Doran were $10,675, $10,384, and $6,590 for 2019, 2018, and 2017, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under FHLBank’s DB Plan was $259,000, $12,000, and $157,000 for 2019, 2018, and 2017, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $244,000, $107,000, and $161,000 in 2019, 2018, and 2017, respectively.

[6]
Above market earnings attributable to the BEP for Mr. Osborn were $3,268, $2,427, and $542 for 2019, 2018, and 2017, respectively. The aggregate change in the value of Mr. Osborn's accumulated benefit under FHLBank’s DB Plan was $227,000, $2,000 and $132,000 for 2019, 2018, and 2017, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $179,000, $73,000 and $119,000 for 2019, 2018, and 2017, respectively.

[7]
Above market earnings attributable to the BEP for Ms. Betsworth were $13,388, $13,397, and $7,768 for 2019, 2018, and 2017, respectively. The aggregate change in the value of Ms. Betsworth's accumulated benefit under FHLBank’s DB Plan was $470,000, $(119,000), and $280,000 for 2019, 2018, and 2017, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $406,000, $184,000, and $238,000 for 2019, 2018, and 2017, respectively.

[8]	Above market earnings attributable to the BEP for Mr. Edwards were $2,346 and $161 in 2019 and 2018, respectively.

Table 79 presents the components of “All Other Compensation” for 2019 as summarized in Table 78.

Table 79

Named Executive Officer	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$855	$8,281	$16,403	$36,256	$495	$62,290
Patrick C. Doran	681	4,758	16,800	13,430	212	35,881
William W. Osborn	631	762	15,531	12,123	—	29,047
Sonia R. Betsworth	549	667	8,973	15,399	—	25,588
Joe B. Edwards	516	627	24,064	—	—	25,207

Table 80 presents the Grants of Plan Based Awards Table for the Named Executive Officers.

Table 80

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$127,969	$255,938	$383,907
President & CEO	EICP-Deferred Incentive Opportunity	127,969	255,937	383,906
Patrick C. Doran	EICP-Cash Incentive	55,289	110,578	165,867
EVP, CCEO & General Counsel	EICP-Deferred Incentive Opportunity	55,289	110,577	165,866
William W. Osborn	EICP-Cash Incentive	51,288	102,575	153,863
SVP & CFO	EICP-Deferred Incentive Opportunity	51,287	102,575	153,862
Sonia R. Betsworth	EICP-Cash Incentive	44,578	89,155	133,733
SVP & CAO	EICP-Deferred Incentive Opportunity	44,577	89,155	133,732
Joe B. Edwards	EICP-Cash Incentive	38,344	76,688	115,032
SVP & CIO	EICP-Deferred Incentive Opportunity	38,344	76,687	115,031

[1]
Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2019. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.

Pension Benefits: Table 81 presents the 2019 Pension Benefits Table for the participating Named Executive Officers.

Table 81

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$2,807,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	5,618,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	14.667	1,045,000	—
EVP, CCEO & General Counsel	FHLBank Benefit Equalization Plan	14.667	860,000	—
William W. Osborn	Pentegra Defined Benefit Plan for Financial Institutions	12.583	792,000	—
SVP & CFO	FHLBank Benefit Equalization Plan	12.583	542,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	2,338,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	30.000	992,000	—

Deferred Compensation: Table 82 presents the 2019 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2019, with a fiscal year end (FYE) of December 31, 2019.

Table 82

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley, President & CEO	$18,128	$36,256	$99,589	$—	$1,469,147
Patrick C. Doran, EVP, CCEO & General Counsel	18,864	13,430	21,758	—	336,606
William W. Osborn, SVP & CFO	21,090	12,123	6,660	—	120,894
Sonia R. Betsworth, SVP & CAO	15,987	15,399	27,290	—	410,165
Joe B. Edwards, SVP & CIO	57,685	—	4,782	—	81,073

[1]	All amounts are also included in the salary column of Table 78.

[2]
The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2018) was $215,601 for Mr. Yardley, $34,006 for Mr. Doran, $3,210 for Mr. Osborn, $22,462 for Ms. Betsworth, and $161 for Mr. Edwards. The amounts reported as preferential (above market) earnings for the current year are presented in Table 78.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO (the "Median Employee"), and the annual total compensation of Mr. Yardley, our CEO who is our principal executive officer. We identified the Median Employee in 2017 (see methodology below), and the identified Median Employee was used in the last two years’ disclosures. The identified Median Employee terminated employment during 2019. We used the original calculation from 2017 to identify a new Median Employee because we believe there have been no changes to our employee population or our employee compensation arrangements that would significantly affect our pay ratio disclosure. As a result, the new Median Employee presented herein has substantially similar compensation to the previously identified Median Employee.

Methodology used to determine the Median Employee
We identified the Median Employee by comparing the 2017 compensation (i.e., 2017 annual salary and incentive earned for 2016 paid in 2017) for each of the employees who were employed by FHLBank on October 1, 2017, and ranking all 235 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. We next identified the initial median employee based on that calculation, and identified the five employees with 2017 compensation higher than that initial median employee and the five employees with 2017 compensation lower than that initial median employee, constituting a total pool of 11 employees (the "Identified Pool"). We then calculated the 2017 Total Compensation for each employee in the Identified Pool for 2017 in the same manner. “Total Compensation” for 2017 is shown for our CEO in the Summary Compensation Table (see Table 78), which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at FHLBank. We ranked the 2017 Total Compensation for each employee in the Identified Pool from lowest to highest, and the median employee from the Identified Pool based on 2017 Total Compensation was identified as our Median Employee. The employees in the calculation included all full-time and part-time employees, and we annualized all such employees who were not employed by us for all of 2017. As indicated above, this analysis was reviewed to identify the Median Employee reflected herein.

Methodology used to determine the CEO Pay Ratio for 2019
For the year ended December 31, 2019, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 31:1. For the year ended December 31, 2019, the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $3,542,774, and the Total Compensation of the Median Employee for the same year ended December 31, 2019 was $114,973. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 83 presents the Director Compensation Table for the persons who served on our Board of Directors during 2019.

Table 83

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Milroy A. Alexander	$117,500	$680	$118,180
Robert E. Caldwell, II	117,500		117,500
G. Bridger Cox	137,500	3,408	140,908
Andrew C. Hove, Jr.	67,740		67,740
Michael B. Jacobson	117,500		117,500
Holly Johnson	107,500		107,500
Lynn Katzfey	54,192		54,192
Jane C. Knight	107,500	1,328	108,828
Barry J. Lockard	107,500		107,500
Richard S. Masinton	117,500	5,804	123,304
Neil F. M. McKay	80,625		80,625
L. Kent Needham	107,500	1,925	109,425
Mark J. O’Connor	107,500		107,500
Thomas H. Olson, Jr.	107,500		107,500
Donde L. Plowman	53,308		53,308
Mark W. Schifferdecker	117,500		117,500
Bruce A. Schriefer	117,500		117,500
Douglas E. Tippens	107,500	5,298	112,798
Gregg Vandaveer	107,500	1,414	108,914

[1]
Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees - The Board of Directors establishes on an annual basis a Board of Directors Compensation Policy governing compensation for Board meeting attendance. Our 2019 Board of Directors Compensation Policy (2019 Policy) was adopted June 22, 2018 and became effective January 1, 2019. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. In order to compensate them for their time while serving as directors, our 2019 Policy provided that each director shall be paid one-fourth of his or her maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2019 Policy reflected this analysis. The 2019 Policy established annual compensation limits of $137,500 for the Chair, $117,500 for the Vice-Chair and Committee Chairs and $107,500 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in his or her maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The Board of Directors adopted a 2020 Board of Directors Compensation Policy (2020 Policy) governing compensation for board meeting attendance on September 20, 2019. The 2020 Policy is similar to the 2019 Policy, except that the 2020 Policy reflects increases in the established annual compensation limits to $142,500 for the Chair, $122,500 for the Vice-Chair and Committee Chairs and $112,500 for all other directors. Additionally, an individual serving as a Vice Chair of the Board shall be entitled to an increase of $5,000 in his or her Maximum Annual Compensation in the event the individual serves as both Vice Chair of the Board and a Committee Chair. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the Board of Directors. The Board of Directors also adopted revisions to the BEP effective January 1, 2018, discussed above and as disclosed in the Form 8-K filed on February 5, 2018, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

Director Expenses - Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. For expense reimbursement purposes, directors’ official duties can include:

▪	Meetings of the Board and Board Committees;

▪	Meetings requested by the FHFA;

▪	Meetings of FHLBank System committees;

▪	FHLBank System director meetings;

▪	Meetings of the Council of Federal Home Loan Banks and Council committees; and

▪	Attendance at other events on behalf of FHLBank.

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

Management cannot legally and, therefore, does not, own our capital stock. We do not offer any compensation plan to our employees under which equity securities of FHLBank are authorized for issuance.

Table 84 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of FHLBank as of March 13, 2020. No affiliated officer or director of these stockholders currently serves on our Board of Directors.

Table 84

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	3,885,750	22.0%
BOKF, NA	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	3,600,000	20.4
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	998,605	5.7
TOTAL				8,484,355	48.1%

Additionally, because of the fact that a majority of our Board of Directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 85 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of March 13, 2020, for member institutions whose affiliated officers or directors served as our directors as of March 13, 2020:

Table 85

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
Cornhusker Bank	8310 O Street	Lincoln	NE	24,217	0.1%
Points West Community Bank	1291 Main Street	Windsor	CO	17,915	0.1
GNBank, NA	100 E Forest	Girard	KS	15,341	0.1
Citizens Bank & Trust Co of Ardmore	1100 N Commerce Street	Ardmore	OK	9,237	0.1
FirstBank	10403 W Colfax Ave	Lakewood	CO	7,207	0.1
BancFirst	101 N Broadway Ste 200	Oklahoma City	OK	5,500	—
First National Bank of Kansas	600 N 4th Street	Burlington	KS	4,153	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	3,199	—
The Bankers Bank	9020 N May Ave Ste 200	Oklahoma City	OK	3,025	—
First Security Bank	312 Maple Street	Overbrook	KS	2,520	—
Bank of Estes Park	255 Park Lane	Estes Park	CO	1,313	—
Nebraska State Bank	218 Main Street	Oshkosh	NE	1,044	—
TOTAL				94,671	0.5%

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

Members with beneficial ownership of more than five percent of our total outstanding capital stock and all our directors are classified as related persons under SEC regulations. Transactions with members deemed related persons of FHLBank occur in the ordinary course of our business since we conduct our advance and mortgage loan business almost exclusively with our members. Our member directors are officers or directors of members that own our capital stock and conduct business with us.

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

A “Related Person” under the Policy is:

▪	Any person who is, or at any time since the beginning of our last fiscal year was, a director or an executive officer of FHLBank;

▪	Any immediate family member of any of the foregoing persons and any person (other than a tenant or employee) sharing the household of such director or executive officer;

▪	Any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a general partner or principal or in a similar position; or

▪	Any member institution (or successor) of FHLBank that is known to be the beneficial owner of more than five percent of our voting securities.

“Ordinary course of business” is defined in the Policy as activities conducted with members, including but not limited to providing our products and services to the extent such product and service transactions are conducted on terms no more favorable than the terms of comparable transactions with similarly situated members or housing associates, as applicable, or transactions between FHLBank and a Related Person where the rates and charges involved in the transactions are subject to competitive bidding. Our products and services include: (1) credit products (i.e., line of credit, advances, forward settling advance commitments, letters of credit, standby credit facility and derivative transactions); (2) MPF Program mortgage loan products; (3) housing and CDP products; and (4) other services (i.e., deposit accounts, wire transfer services, safekeeping services and unsecured credit transactions permissible under the RMP).

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

Director Independence
Board Operating Guidelines and Nasdaq Standards: The Board Operating Guidelines of FHLBank (Guidelines), available at www.fhlbtopeka.com, require that the Board of Directors make an annual affirmative determination as to the independence of each director, as that term is defined by Rule 5605(a)(2) of the Nasdaq Marketplace Rules (the “Nasdaq Independence Standards”).

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

Committee Independence
Audit Committee: In addition to the Nasdaq Independence Standards for committee members, our Audit Committee members are subject to the independence standards of the FHFA. FHFA regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member if that director does not have a disqualifying relationship with FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:

▪	Being employed by FHLBank in the current year or any of the past five years;

▪	Accepting compensation from FHLBank other than compensation for service as a director;

▪	Serving or having served in any of the past five years as a consultant, advisor, promoter, underwriter, or legal counsel of FHLBank; or

▪	Being an immediate family member of an individual who is, or has been in any of the past five years, employed by FHLBank as an executive officer.

In addition to the independence standards for Audit Committee members required under the FHFA regulations, Section 10A(m) of the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of a listed company under the Exchange Act. Under Section 10A(m), in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board of Directors or any other Board Committee: (1) accept any consulting, advisory, or other compensation from FHLBank; or (2) be an affiliated person of FHLBank.

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

Compensation, Human Resources and Inclusion Committee: FHLBank’s Board of Directors has established a Compensation Committee. Under NASDAQ rules, in order to be considered an independent compensation committee member, the Board of Directors must affirmatively determine the independence of each director on the Compensation Committee and must consider all factors specifically relevant to determine whether a director has a relationship to FHLBank which is material to that director’s ability to be independent from management in connection with the duties of a Compensation Committee member, including the source of the compensation of the director and whether the director is affiliated with FHLBank. The Board of Directors has affirmatively determined that each member of the Compensation Committee is independent in accordance with the NASDAQ Independence Standards for compensation committee members.

Item 14: Principal Accounting Fees and Services

Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2019, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2019 and 2018. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 86 sets forth the aggregate fees we were billed for the years ended December 31, 2019 and 2018 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):

Table 86

	2019	2018
Audit fees	$936	$841
Audit-related fees	70	54
Tax fees	—	—
All other fees	1	1
TOTAL	$1,007	$896

Audit fees during the years ended December 31, 2019 and 2018 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2019 and 2018 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2019 and 2018, we were assessed $38,000 and $31,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid during the years ended December 31, 2019 and 2018.

All other fees during the years ended December 31, 2019 and 2018 were for a license fee for an electronic disclosure checklist application.

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

3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed December 18, 2018, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Federal Home Loan Bank of Topeka Capital Plan.
4.2	Description of Securities - Supplement to the Federal Home Loan Bank of Topeka Capital Plan.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed October 30, 2019, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Second Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
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

10.16*
Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2020, Federal Home Loan Bank of Topeka 2020 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.16.

10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.17.
10.18*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.18.

Exhibit No.	Description
10.19*
Exhibit 10.1 to the Current Report on Form 8-K, filed October 4, 2018 Federal Home Loan Bank of Topeka 2019 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.19.

10.20*
Exhibit 10.1 to the Current Report on Form 8-K, filed November 19, 2019 Federal Home Loan Bank of Topeka 2020 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.20.

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

99.1	Exhibit 99.1 to the 2018 Annual Report on Form 10-K, filed March 18, 2019, Federal Home Loan Bank of Topeka Audit Committee Charter, is incorporated herein by reference as Exhibit 99.1.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Represents a management contract or a compensatory plan or arrangement.

**	The financial information contained in these XBRL documents is unaudited.

***	FHLBank has requested confidential treatment of the redacted portions of this exhibit pursuant to Rule 246-2 under the Exchange Act.

Item 16: Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

March 20, 2020	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Mark E. Yardley	President and Chief Executive Officer	March 20, 2020
Mark E. Yardley	(principal executive officer)

/s/William W. Osborn	Senior Vice President and Chief Financial Officer	March 20, 2020
William W. Osborn	(principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 20, 2020
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chair of the Board of Directors	March 20, 2020
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chair of the Board of Directors	March 20, 2020
Robert E. Caldwell, II

/s/ Donald R. Abernathy, Jr.[1]	Director	March 20, 2020
Donald R. Abernathy, Jr.

/s/Milroy A. Alexander[1]	Director	March 20, 2020
Milroy A. Alexander

/s/Holly Johnson[1]	Director	March 20, 2020
Holly Johnson

/s/Lynn Katzfey[1]	Director	March 20, 2020
Lynn Katzfey

/s/Jane C. Knight[1]	Director	March 20, 2020
Jane C. Knight

/s/Barry Lockard[1]	Director	March 20, 2020
Barry Lockard

/s/Richard S. Masinton[1]	Director	March 20, 2020
Richard S. Masinton

/s/Neil F. M. McKay[1]	Director	March 20, 2020
Neil F. M. McKay

/s/Craig A. Meader[1]	Director	March 20, 2020
Craig A. Meader

/s/L. Kent Needham[1]	Director	March 20, 2020
L. Kent Needham

/s/Mark J. O’Connor[1]	Director	March 20, 2020
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 20, 2020
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker[1]	Director	March 20, 2020
Mark W. Schifferdecker

/s/Douglas E. Tippens[1]	Director	March 20, 2020
Douglas E. Tippens

/s/Gregg L. Vandaveer[1]	Director	March 20, 2020
Gregg L. Vandaveer

[1]	Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
President and Chief Executive Officer

/s/William W. Osborn
William W. Osborn
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2019 and 2018, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Kansas City, Missouri
March 20, 2020
We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2019	12/31/2018
ASSETS
Cash and due from banks (Note 3)	$1,917,166	$15,060
Interest-bearing deposits	921,453	670,660
Securities purchased under agreements to resell (Note 12)	4,750,000	1,251,096
Federal funds sold	850,000	50,000

Investment securities:
Trading securities (Note 4)	2,812,562	2,151,113
Available-for-sale securities (Note 4)	7,182,500	1,725,640
Held-to-maturity securities[1] (Note 4)	3,569,958	4,456,873
Total investment securities	13,565,020	8,333,626

Advances (Notes 5, 7, 18)	30,241,315	28,730,113
Mortgage loans held for portfolio, net of allowance for credit losses of $985 and $812 (Notes 6, 7, 18)	10,633,009	8,410,462
Accrued interest receivable	143,765	109,366
Derivative assets, net (Notes 8, 12)	154,804	36,095
Other assets (Note 17)	100,122	108,778

TOTAL ASSETS	$63,276,654	$47,715,256

LIABILITIES
Deposits (Notes 9, 18)	$790,640	$473,820

Consolidated obligations, net:
Discount notes (Notes 10, 17)	27,447,911	20,608,332
Bonds (Notes 10, 17)	32,013,314	23,966,394
Total consolidated obligations, net	59,461,225	44,574,726

Mandatorily redeemable capital stock (Note 13)	2,415	3,597
Accrued interest payable	117,580	87,903
Affordable Housing Program payable (Note 11)	43,027	43,081
Derivative liabilities, net (Notes 8, 12)	202	7,884
Other liabilities (Notes 15, 17)	70,514	69,993

TOTAL LIABILITIES	60,485,603	45,261,004

Commitments and contingencies (Note 17)

1    Fair value: $3,556,938 and $4,447,078 as of December 31, 2019 and 2018, respectively.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2019	12/31/2018
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 4,476 and 2,473 shares issued and outstanding) (Notes 13, 18)	$447,610	$247,361
Class B ($100 par value; 13,188 and 12,772 shares issued and outstanding) (Notes 13, 18)	1,318,846	1,277,176
Total capital stock	1,766,456	1,524,537

Retained earnings:
Unrestricted	765,295	716,555
Restricted (Note 13)	234,514	197,467
Total retained earnings	999,809	914,022

Accumulated other comprehensive income (loss) (Note 14)	24,786	15,693

TOTAL CAPITAL	2,791,051	2,454,252

TOTAL LIABILITIES AND CAPITAL	$63,276,654	$47,715,256

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME:
Interest-bearing deposits	$19,801	$14,957	$4,204
Securities purchased under agreements to resell	104,397	71,298	23,937
Federal funds sold	32,834	40,306	27,994
Trading securities (Note 4)	87,534	72,659	60,048
Available-for-sale securities (Note 4)	116,866	46,154	24,364
Held-to-maturity securities (Note 4)	105,099	116,189	73,692
Advances (Note 5)	716,199	637,203	402,071
Mortgage loans held for portfolio (Note 6)	304,582	256,698	214,388
Other	1,440	1,545	1,280
Total interest income	1,488,752	1,257,009	831,978

INTEREST EXPENSE:
Deposits (Note 9)	9,820	8,912	3,371
Consolidated obligations:
Discount notes (Note 10)	532,155	451,380	237,019
Bonds (Note 10)	689,275	524,255	320,895
Mandatorily redeemable capital stock (Note 13)	139	229	195
Other	1,299	1,036	490
Total interest expense	1,232,688	985,812	561,970

NET INTEREST INCOME	256,064	271,197	270,008
Provision (reversal) for credit losses on mortgage loans (Note 7)	387	27	(186)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	255,677	271,170	270,194

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 4)	70,261	(21,910)	6,914
Net gains (losses) on sale of held-to-maturity securities (Note 4)	(46)	1,591	—
Net gains (losses) on derivatives and hedging activities (Note 8)	(57,623)	(3,191)	(1,245)
Standby bond purchase agreement commitment fees	2,283	2,864	4,492
Letters of credit fees	4,832	4,384	3,820
Other	3,266	3,415	2,006
Total other income (loss)	22,973	(12,847)	15,987

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2019	2018	2017
OTHER EXPENSES:
Compensation and benefits (Note 15)	$37,848	$37,673	$37,889
Other operating (Note 17)	19,519	18,729	17,019
Federal Housing Finance Agency	3,460	2,956	2,909
Office of Finance	3,700	3,207	3,052
Other	8,289	6,543	6,167
Total other expenses	72,816	69,108	67,036

INCOME BEFORE ASSESSMENTS	205,834	189,215	219,145

Affordable Housing Program (Note 11)	20,597	18,944	21,934

NET INCOME	$185,237	$170,271	$197,211

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2019	2018	2017
Net income	$185,237	$170,271	$197,211

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	7,720	(12,138)	21,861
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	4,163	1,678
Defined benefit pension plan	1,373	(1,990)	1,542
Total other comprehensive income (loss)	9,093	(9,965)	25,081

TOTAL COMPREHENSIVE INCOME	$194,330	$160,306	$222,292

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2016	1,621	$162,143	10,645	$1,064,532	12,266	$1,226,675	$611,226	$123,970	$735,196	$577	$1,962,448
Comprehensive income							157,768	39,443	197,211	25,081	222,292
Proceeds from issuance of capital stock	19	1,882	18,154	1,815,441	18,173	1,817,323					1,817,323
Repurchase/redemption of capital stock	(7,137)	(713,680)	(20)	(2,034)	(7,157)	(715,714)					(715,714)
Net reclassification of shares to mandatorily redeemable capital stock	(1,396)	(139,632)	(6,403)	(640,347)	(7,799)	(779,979)					(779,979)
Net transfer of shares between Class A and Class B	9,244	924,421	(9,244)	(924,421)	—	—					—
Dividends on capital stock (Class A - 1.1%, Class B - 6.5%):
Cash payment							(267)		(267)		(267)
Stock issued			917	91,734	917	91,734	(91,734)		(91,734)		—
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							136,217	34,054	170,271	(9,965)	160,306
Proceeds from issuance of capital stock	16	1,541	16,537	1,653,706	16,553	1,655,247					1,655,247
Repurchase/redemption of capital stock	(8,176)	(817,568)	(91)	(9,121)	(8,267)	(826,689)					(826,689)
Net reclassification of shares to mandatorily redeemable capital stock	(2,045)	(204,456)	(8,359)	(835,860)	(10,404)	(1,040,316)					(1,040,316)
Net transfer of shares between Class A and Class B	10,327	1,032,710	(10,327)	(1,032,710)	—	—					—
Dividends on capital stock (Class A - 1.8%, Class B - 7.0%):
Cash payment							(399)		(399)		(399)
Stock issued			963	96,256	963	96,256	(96,256)		(96,256)		—
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							148,190	37,047	185,237	9,093	194,330
Proceeds from issuance of capital stock	18	1,804	14,039	1,403,916	14,057	1,405,720					1,405,720
Repurchase/redemption of capital stock	(7,130)	(713,027)	(2,661)	(266,112)	(9,791)	(979,139)					(979,139)
Net reclassification of shares to mandatorily redeemable capital stock	(1,387)	(138,681)	(1,452)	(145,150)	(2,839)	(283,831)					(283,831)
Net transfer of shares between Class A and Class B	10,502	1,050,153	(10,502)	(1,050,153)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(281)		(281)		(281)
Stock issued			992	99,169	992	99,169	(99,169)		(99,169)		—
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,237	$170,271	$197,211
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(10,559)	2,467	9,475
Concessions on consolidated obligations	12,376	5,448	5,406
Premiums and discounts on investments, net	10,567	3,644	3,869
Premiums, discounts and commitment fees on advances, net	(1,606)	(4,698)	(6,002)
Premiums, discounts and deferred loan costs on mortgage loans, net	29,566	18,116	21,626
Fair value adjustments on hedged assets or liabilities	3,385	1,453	4,464
Premises, software and equipment	3,127	2,975	2,282
Other	334	399	657
Provision (reversal) for credit losses on mortgage loans	387	27	(186)
Non-cash interest on mandatorily redeemable capital stock	137	227	193
Net realized (gains) losses on sale of held-to-maturity securities	46	(1,591)	—
Net other-than-temporary impairment losses on held-to-maturity securities	—	26	468
Net realized (gains) losses on sale of premises and equipment	(2)	(880)	82
Other adjustments	(188)	(382)	(212)
Net (gains) losses on trading securities	(70,261)	21,910	(6,914)
Net change in derivatives and hedging activities	(107,537)	13,961	16,670
(Increase) decrease in accrued interest receivable	(34,587)	(23,913)	(17,175)
Change in net accrued interest included in derivative assets	(1,247)	(6,616)	(131)
(Increase) decrease in other assets	3,135	590	(3,200)
Increase (decrease) in accrued interest payable	29,475	31,949	6,341
Change in net accrued interest included in derivative liabilities	4,700	(4,272)	(1,944)
Increase (decrease) in Affordable Housing Program liability	(54)	76	9,763
Increase (decrease) in other liabilities	933	(2,388)	(284)
Total adjustments	(127,873)	58,528	45,248
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	57,364	228,799	242,459

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(428,403)	$(227,101)	$(8,879)
Net (increase) decrease in securities purchased under resale agreements	(3,498,904)	1,910,350	(761,446)
Net (increase) decrease in Federal funds sold	(800,000)	1,125,000	1,550,000
Proceeds from sale of trading securities	19,184	—	—
Proceeds from maturities of and principal repayments on trading securities	3,269,002	4,179,361	2,000,288
Purchases of trading securities	(3,879,375)	(3,482,969)	(2,360,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	11,846	18,793	6,027
Purchases of available-for-sale securities	(5,329,326)	(281,489)	(399,437)
Proceeds from sale of held-to-maturity securities	9,442	87,827	—
Proceeds from maturities of and principal repayments on held-to-maturity securities	875,027	942,637	1,099,083
Purchases of held-to-maturity securities	—	(625,170)	(1,483,101)
Advances repaid	322,056,867	392,375,489	522,851,282
Advances originated	(323,451,173)	(394,828,014)	(525,215,855)
Principal collected on mortgage loans	1,676,691	922,423	947,143
Purchases of mortgage loans	(3,927,543)	(2,070,971)	(1,616,044)
Proceeds from sale of foreclosed assets	2,378	5,038	2,455
Purchases of other long-term assets	—	(6,000)	(29,000)
Other investing activities	3,120	2,884	2,538
Net (increase) decrease in loans to other FHLBanks	—	—	600,000
Proceeds from sale of premises, software and equipment	—	2,416	48
Purchases of premises, software and equipment	(1,576)	(9,282)	(30,119)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(13,392,743)	41,222	(2,845,017)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$239,562	$48,856	$(107,106)
Net proceeds from issuance of consolidated obligations:
Discount notes	818,115,910	1,036,653,023	937,784,053
Bonds	24,700,487	10,832,505	18,002,624
Payments for maturing and retired consolidated obligations:
Discount notes	(811,278,050)	(1,036,479,071)	(939,161,380)
Bonds	(16,686,500)	(11,368,440)	(14,191,615)
Net increase (decrease) in other borrowings	—	6,000	29,000
Proceeds from financing derivatives	3,329	—	3,227
Net interest payments received (paid) for financing derivatives	1,597	(1,785)	(19,261)
Proceeds from issuance of capital stock	1,405,720	1,655,247	1,817,323
Payments for repurchase/redemption of capital stock	(979,139)	(826,689)	(715,714)
Payments for repurchase of mandatorily redeemable capital stock	(285,150)	(1,042,258)	(777,530)
Cash dividends paid	(281)	(399)	(267)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,237,485	(523,011)	2,663,354
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,902,106	(252,990)	60,796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,060	268,050	207,254
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,917,166	$15,060	$268,050

Supplemental disclosures:
Interest paid	$1,202,135	$948,392	$535,268
Affordable Housing Program payments	$20,973	$19,027	$12,752
Net transfers of mortgage loans to other assets	$771	$3,768	$2,218

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2019, 2018 and 2017

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

Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions as of the date of the financial statements in determining the reported amounts of assets, liabilities and estimated fair values and in determining the disclosure of any contingent assets or liabilities. Estimates and assumptions by management also affect the reported amounts of income and expense during the reporting period. The most significant of these estimates include the fair value of trading and available-for-sale securities and the fair value of derivatives. Many of the estimates and assumptions, including those used in financial models, are based on financial market conditions as of the date of the financial statements. Because of the volatility of the financial markets, as well as other factors that affect management estimates, actual results may vary from these estimates.

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

Trading: Securities classified as trading are either: (1) held for liquidity purposes; (2) economically swapped and classified as trading to provide a fair value offset to the gains (losses) on the interest rate swaps tied to the securities; or (3) acquired as asset/liability management tools and carried at fair value. The FHLBank records changes in the fair value of these securities through other income (loss) as net gains (losses) on trading securities. FHFA regulation and the FHLBank’s Risk Management Policy (RMP) prohibit trading in or the speculative use of these instruments and limits credit risk arising from these instruments. While the FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities with the intent of realizing gains and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet the FHLBank’s cash flow needs. The FHLBank might also sell mortgage-backed securities (MBS) held in its trading portfolio to reduce its London Interbank Offered Rate (LIBOR) exposure.

Available-for-Sale: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI) as net unrealized gains (losses) on available-for-sale securities. Beginning January 1, 2019, the FHLBank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges, including fair value hedges of available-for-sale securities. For available-for-sale securities in hedge relationships that qualify as fair value hedges, the FHLBank records the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

Prior to January 1, 2019, for available-for-sale securities in hedge relationships that qualified as fair value hedges, the FHLBank recorded the portion of the change in the fair value of the investment related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and recorded the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

Held-to-Maturity: Securities that the FHLBank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts.

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

Premiums and Discounts: The FHLBank computes the amortization of purchased premiums and accretion of purchased discounts on MBS using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time the FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. The FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.

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

Credit Enhancement Fees: The credit enhancement obligation (CE obligation) is an obligation on the part of the PFI that ensures the retention of credit risk on loans it originates on behalf of or sells to the FHLBank. The amount of the CE obligation is determined at the time of purchase so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in either a double-A or triple-B rated MBS. As a part of the methodology used to determine the amount of credit enhancement necessary, the FHLBank analyzes the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). The FHLBank uses the model to evaluate loan data provided by the PFI as well as other relevant information.

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

The FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral.

Derivative Designations: Each derivative is designated as one of the following:

▪	a qualifying fair value hedge of the change in fair value of: (1) a recognized asset or liability, or (2) an unrecognized firm commitment; or

▪	a non-qualifying hedge of an asset or liability (an economic hedge) for asset/liability management purposes.

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting. Two approaches to hedge accounting include:

▪
Long haul hedge accounting - The application of long haul hedge accounting requires the FHLBank to assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods; and

▪
Shortcut hedge accounting - Interest rate swap transactions that meet more stringent criteria qualify for the shortcut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be highly effective at achieving offsetting changes in fair values of the hedged asset or liability.

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

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging underlying assets, liabilities or firm commitments that does not qualify for hedge accounting or where management did not elect hedge accounting treatment at inception but is an acceptable hedging strategy under the FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in the FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities or firm commitments being recorded simultaneously in income. As a result, the FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

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

When hedge accounting is discontinued because the FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued and the derivative remains outstanding, the FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in other income (loss) as net gains (losses) on derivatives and hedging activities. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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

Premises, Software and Equipment: Premises, software, and equipment are included in other assets on the Statements of Condition. The FHLBank records premises, software, and equipment at cost less accumulated depreciation and amortization. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from 3 to 40 years. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. Improvements and major renewals are capitalized, and ordinary maintenance and repairs are expensed as incurred. The cost of purchased software and certain costs incurred in developing computer software for internal use are capitalized and amortized over future periods. Gains and losses on disposals are included in other income (loss) on the Statements of Income.

As of December 31, 2019 and 2018, premises, software, and equipment were $46,619,000 and $48,167,000, which was net of the accumulated depreciation and amortization of $24,202,000 and $21,106,000, respectively. For the years ended December 31, 2019, 2018, and 2017, the depreciation and amortization expense for premises, software and equipment was $3,127,000, $2,975,000 and $2,282,000, respectively.

Consolidated Obligations: Consolidated obligations are recorded at amortized cost, which represents the funded amount, adjusted for premiums, discounts, concessions, and fair value hedging adjustments.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the Financial Accounting Standards Board (FASB) issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance is effective immediately for the FHLBank, and the amendments may be applied prospectively through December 31, 2022. The FHLBank is in the process of evaluating the guidance, and its effect on the FHLBank's financial condition, results of operations and cash flows has not yet been determined.

Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes (Accounting Standards Update (ASU) 2018-16). In October 2018, the FASB issued an amendment that permits use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the U.S. Treasury rate, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association Municipal Swap Rate. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. The amendments were adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The amendment was effective concurrently with ASU 2017-12 (see below) beginning January 1, 2019. The adoption of this guidance did not materially impact the FHLBank's application of hedge accounting or utilization of hedging strategies.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow existing guidance relating to internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines to which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this ASU also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU were effective January 1, 2020 for the FHLBank. The adoption of this guidance did not materially impact on the FHLBank's financial condition, results of operations or cash flows.

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

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). In August 2018, the FASB issued an amendment that modifies the disclosure requirements for fair value measurements. This ASU removes the requirement to disclose: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU were effective January 1, 2020 for the FHLBank. The adoption of this guidance will not have a material impact on the disclosures related to fair value measurements and did not impact the FHLBank’s financial condition, results of operations or cash flows.

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

•
For a cash flow hedge of interest rate risk of a variable rate financial instrument, an entity can designate the variability in cash flows attributable to the contractually specified interest rate as the hedged risk; and

•
If an entity that applies the shortcut method determines that use of that method was not or is no longer appropriate, the entity may apply a long-haul method for assessing hedge effectiveness as long as the hedge is highly effective and the entity documents at inception, or at the adoption date for existing shortcut hedging relationships, which long-haul methodology it will use.

The amendment became effective January 1, 2019 for the FHLBank. The guidance did not impact the FHLBank's application of hedge accounting for existing hedge strategies. For all short-cut hedge accounting trades, the FHLBank updated existing documentation to designate a long-haul method to be utilized in the event a hedge ceases to qualify for the short-cut method. The guidance also provided opportunities to enhance risk management through new hedge strategies, including partial term hedges. The adoption of this guidance did not have a material impact on the FHLBank's financial condition, results of operations or cash flows beyond a prospective change in income statement presentation for fair value hedge relationships and new required disclosures.

Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). In March 2017, the FASB issued an amendment to shorten the amortization period of any premium on callable debt securities to the first call date instead of over the contractual life of the instrument. The amendment does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The guidance is intended to reduce diversity in practice in the amortization of premiums and the consideration of how the potential of a security being called is factored into current impairment assessments. The amendment also intends to more closely align the amortization of premiums and discounts to the expectations incorporated into the market pricing of the instrument. The amendment became effective January 1, 2019 for the FHLBank. The adoption of this guidance did not have an impact on the FHLBank's financial condition, results of operations or cash flows.

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

The guidance became effective for the FHLBank on January 1, 2020 and was applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings. Adoption of this guidance did not have a material impact on the FHLBank’s financial condition, results of operations, or cash flows.

Leases (ASU 2016-02). In February 2016, FASB issued amendments to lease accounting guidance. Under the new guidance, lessees are required to recognize a lease liability and a right-of-use asset for all leases in the statement of financial condition, which effectively removes a source of off-balance sheet financing for operating leases. A distinction remains between finance leases and operating leases, but the assets and liabilities arising from operating leases are now also required to be recognized in the statement of financial condition. Lessor accounting is largely unchanged. The amendments became effective January 1, 2019 for the FHLBank. The adoption of this guidance did not have a material impact on the FHLBank's financial condition, results of operations or cash flows.

NOTE 3 - CASH AND DUE FROM BANKS

Cash and due from banks represents non-interest-bearing deposits in banks.

Pass-through Deposit Reserves: The FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes pass-through reserves deposited with the FRB of $3,820,000 and $2,044,000 as of December 31, 2019 and 2018, respectively.

NOTE 4 – INVESTMENT SECURITIES

The FHLBank's investment securities include the following major security types, which are based on the issuer and the risk characteristics of the security:

▪	U.S. Treasury obligations - sovereign debt of the United States;

▪
GSE obligations - debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and Federal Agricultural Mortgage Corporation. GSE securities are not guaranteed by the U.S. government;

▪	State or local housing agency obligations - municipal bonds issued by housing finance agencies;

▪	U.S. obligation MBS - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and

▪	GSE MBS - single-family and multi-family MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of December 31, 2019 and 2018 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2019	12/31/2018
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,530,518	$252,377
GSE obligations	416,025	1,000,495
Non-mortgage-backed securities	1,946,543	1,252,872
Mortgage-backed securities:
U.S. obligation MBS	—	467
GSE MBS	866,019	897,774
Mortgage-backed securities	866,019	898,241
TOTAL	$2,812,562	$2,151,113

Net gains (losses) on trading securities during the years ended December 31, 2019, 2018, and 2017 are shown in Table 4.2 (in thousands):

Table 4.2

	2019	2018	2017
Net gains (losses) on trading securities held as of December 31, 2019	$69,865	$(19,186)	$10,657
Net gains (losses) on trading securities sold or matured prior to December 31, 2019	396	(2,724)	(3,743)
NET GAINS (LOSSES) ON TRADING SECURITIES	$70,261	$(21,910)	$6,914

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2019 are summarized in Table 4.3 (in thousands):

Table 4.3

	12/31/2019
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$4,258,608	$3,580	$(397)	$4,261,791
Non-mortgage-backed securities	4,258,608	3,580	(397)	4,261,791
Mortgage-backed securities:
GSE MBS	2,897,104	28,353	(4,748)	2,920,709
Mortgage-backed securities	2,897,104	28,353	(4,748)	2,920,709
TOTAL	$7,155,712	$31,933	$(5,145)	$7,182,500

Available-for-sale securities by major security type as of December 31, 2018 are summarized in Table 4.4 (in thousands):

Table 4.4

	12/31/2018
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Mortgage-backed securities:
GSE MBS	$1,706,572	$25,815	$(6,747)	$1,725,640
TOTAL	$1,706,572	$25,815	$(6,747)	$1,725,640

Table 4.5 summarizes the available-for-sale securities with unrealized losses as of December 31, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.5

	12/31/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,579,004	$(397)	$—	$—	$1,579,004	$(397)
Non-mortgage-backed securities	1,579,004	(397)	—	—	1,579,004	(397)
Mortgage-backed securities:
GSE MBS	787,809	(932)	301,161	(3,816)	1,088,970	(4,748)
Mortgage-backed securities	787,809	(932)	301,161	(3,816)	1,088,970	(4,748)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$2,366,813	$(1,329)	$301,161	$(3,816)	$2,667,974	$(5,145)

Table 4.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.6

	12/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS	$570,042	$(6,747)	$—	$—	$570,042	$(6,747)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$570,042	$(6,747)	$—	$—	$570,042	$(6,747)

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2019 and 2018 are shown in Table 4.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.7

	12/31/2019		12/31/2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$754,003	$753,891	$—	$—
Due after one year through five years	3,504,605	3,507,900	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	4,258,608	4,261,791	—	—
Mortgage-backed securities	2,897,104	2,920,709	1,706,572	1,725,640
TOTAL	$7,155,712	$7,182,500	$1,706,572	$1,725,640

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2019 are summarized in Table 4.8 (in thousands):

Table 4.8

	12/31/2019
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$82,805	$82,805	$5	$(1,956)	$80,854
Non-mortgage-backed securities	82,805	82,805	5	(1,956)	80,854
Mortgage-backed securities:
U.S. obligation MBS	93,375	93,375	—	(496)	92,879
GSE MBS	3,393,778	3,393,778	6,558	(17,131)	3,383,205
Mortgage-backed securities	3,487,153	3,487,153	6,558	(17,627)	3,476,084
TOTAL	$3,569,958	$3,569,958	$6,563	$(19,583)	$3,556,938

Held-to-maturity securities by major security type as of December 31, 2018 are summarized in Table 4.9 (in thousands):

Table 4.9

	12/31/2018
	Amortized Cost	Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$86,430	$86,430	$1	$(3,480)	$82,951
Non-mortgage-backed securities	86,430	86,430	1	(3,480)	82,951
Mortgage-backed securities:
U.S. obligation MBS	109,866	109,866	125	(99)	109,892
GSE MBS	4,260,577	4,260,577	12,164	(18,506)	4,254,235
Mortgage-backed securities	4,370,443	4,370,443	12,289	(18,605)	4,364,127
TOTAL	$4,456,873	$4,456,873	$12,290	$(22,085)	$4,447,078

Table 4.10 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.10

	12/31/2019
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$28,044	$(1,956)	$28,044	$(1,956)
Non-mortgage-backed securities	—	—	28,044	(1,956)	28,044	(1,956)
Mortgage-backed securities:
U.S. obligation MBS	68,433	(293)	24,446	(203)	92,879	(496)
GSE MBS	383,910	(1,457)	2,422,598	(15,674)	2,806,508	(17,131)
Mortgage-backed securities	452,343	(1,750)	2,447,044	(15,877)	2,899,387	(17,627)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$452,343	$(1,750)	$2,475,088	$(17,833)	$2,927,431	$(19,583)

Table 4.11 summarizes the held-to-maturity securities with unrealized losses as of December 31, 2018 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.11

	12/31/2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
State or local housing agency obligations	$—	$—	$26,520	$(3,480)	$26,520	$(3,480)
Non-mortgage-backed securities	—	—	26,520	(3,480)	26,520	(3,480)
Mortgage-backed securities:
U.S. obligation MBS	—	—	30,702	(99)	30,702	(99)
GSE MBS	1,655,048	(4,769)	1,567,728	(13,737)	3,222,776	(18,506)
Mortgage-backed securities	1,655,048	(4,769)	1,598,430	(13,836)	3,253,478	(18,605)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,655,048	$(4,769)	$1,624,950	$(17,316)	$3,279,998	$(22,085)

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2019 and 2018 are shown in Table 4.12 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.12

	12/31/2019			12/31/2018
	Amortized Cost	Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	82,805	82,805	80,854	86,430	86,430	82,951
Non-mortgage-backed securities	82,805	82,805	80,854	86,430	86,430	82,951
Mortgage-backed securities	3,487,153	3,487,153	3,476,084	4,370,443	4,370,443	4,364,127
TOTAL	$3,569,958	$3,569,958	$3,556,938	$4,456,873	$4,456,873	$4,447,078

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 4.13 presents details of the sales (in thousands). No held-to-maturity securities were sold during the year ended December 31, 2017.

Table 4.13

	2019	2018
Proceeds from sale of held-to-maturity securities	$9,442	$87,827
Carrying value of held-to-maturity securities sold	(9,488)	(86,236)
NET REALIZED GAINS (LOSSES)	$(46)	$1,591

Other-than-temporary Impairment: As of December 31, 2019, the fair value of a portion of the FHLBank's available-for-sale and held-to-maturity securities were below the amortized cost of the securities. However, the decline in fair value of these securities is considered temporary and not attributable to credit quality as the FHLBank expects to recover the amortized cost basis on the remaining securities in unrecognized loss positions and neither intends to sell these securities nor is it more likely than not that the FHLBank will be required to sell these securities before its anticipated recovery of the remaining amortized cost basis. The FHLBank determined that all of the gross unrealized losses were temporary because the strength of the underlying collateral and credit enhancements was sufficient to protect the FHLBank from losses based on current expectations.

NOTE 5 – ADVANCES

General Terms: The FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2019 and 2018, the FHLBank had advances outstanding at interest rates ranging from 0.96 percent to 7.41 percent and 0.88 percent to 7.41 percent, respectively. Table 5.1 presents advances summarized by redemption term as of December 31, 2019 and 2018 (dollar amounts in thousands):

Table 5.1

	12/31/2019		12/31/2018
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,188,118	1.88%	$14,844,804	2.60%
Due after one year through two years	10,448,433	1.96	1,482,844	2.40
Due after two years through three years	1,254,153	2.27	1,442,333	2.53
Due after three years through four years	1,067,662	2.42	7,496,058	2.66
Due after four years through five years	1,208,854	2.22	816,702	2.68
Thereafter	3,004,835	2.25	2,695,008	2.58
Total par value	30,172,055	1.99%	28,777,749	2.60%
Discounts	(1,807)		(3,413)
Hedging adjustments	71,067		(44,223)
TOTAL	$30,241,315		$28,730,113

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

Table 5.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of December 31, 2019 and 2018 (in thousands):

Table 5.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	12/31/2019	12/31/2018	12/31/2019	12/31/2018
Due in one year or less	$24,271,238	$23,343,939	$14,053,068	$15,133,204
Due after one year through two years	1,133,077	1,271,660	10,637,833	1,683,644
Due after two years through three years	728,429	1,021,189	1,524,153	1,629,233
Due after three years through four years	764,990	555,901	1,215,412	7,752,058
Due after four years through five years	686,594	598,282	1,304,254	954,452
Thereafter	2,587,727	1,986,778	1,437,335	1,625,158
TOTAL PAR VALUE	$30,172,055	$28,777,749	$30,172,055	$28,777,749

Interest Rate Payment Terms:  Table 5.3 details additional interest rate payment terms for advances as of December 31, 2019 and 2018 (in thousands):

Table 5.3

Redemption Term	12/31/2019	12/31/2018
Fixed rate:
Due in one year or less	$2,691,528	$1,635,464
Due after one year	5,912,124	5,455,193
Total fixed rate	8,603,652	7,090,657
Variable rate:
Due in one year or less	10,496,590	13,209,340
Due after one year	11,071,813	8,477,752
Total variable rate	21,568,403	21,687,092
TOTAL PAR VALUE	$30,172,055	$28,777,749

Credit Risk Exposure and Security Terms: The FHLBank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2019 and 2018, the FHLBank had outstanding advances of $13,085,000,000 and $12,660,000,000, respectively, to two members that individually held 10 percent or more of the FHLBank’s advances, which represents 43.4 percent and 44.0 percent, respectively, of total outstanding advances. The members were the same each year.

See Note 7 for information related to the FHLBank’s credit risk on advances and allowance for credit losses.

See Note 16 for information about the fair value of advances.

See Note 18 for detailed information on transactions with related parties.

NOTE 6 – MORTGAGE LOANS

The MPF Program involves the FHLBank investing in mortgage loans, which have been funded by the FHLBank through or purchased from PFIs. These mortgage loans are government-guaranteed or -insured loans (by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and/or the Department of Housing and Urban Development) and conventional residential loans credit-enhanced by PFIs. Depending upon a member’s product selection, the servicing rights can be retained or sold by the PFI. The FHLBank does not buy or own any mortgage servicing rights.

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2019 and 2018 on mortgage loans held for portfolio (in thousands):

Table 6.1

	12/31/2019	12/31/2018
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,347,385	$1,179,087
Fixed rate, long-term, single-family mortgages	9,128,268	7,111,856
Total unpaid principal balance	10,475,653	8,290,943
Premiums	155,793	120,548
Discounts	(2,503)	(2,936)
Deferred loan costs, net	184	223
Other deferred fees	(38)	(50)
Hedging adjustments	4,905	2,546
Total before Allowance for Credit Losses on Mortgage Loans	10,633,994	8,411,274
Allowance for Credit Losses on Mortgage Loans	(985)	(812)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$10,633,009	$8,410,462

[1]	Medium-term defined as a term of 15 years or less at origination.

Table 6.2 presents information as of December 31, 2019 and 2018 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2019	12/31/2018
Conventional loans	$9,849,542	$7,619,498
Government-guaranteed or -insured loans	626,111	671,445
TOTAL UNPAID PRINCIPAL BALANCE	$10,475,653	$8,290,943

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

Using a risk-based approach and taking into consideration each member’s financial strength, the FHLBank considers the type of collateral to be the primary indicator of credit quality on its credit products. As of December 31, 2019 and 2018, the FHLBank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit. The FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. Based upon the collateral held as security, management’s credit extension and collateral policies, management’s credit analysis and the repayment history on credit products, the FHLBank currently does not anticipate any credit losses on its credit products.

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

▪
CE Obligation. PFIs are required to have a CE obligation in an amount based on a documented analysis, including consideration of applicable insurance, credit enhancements, and/or other sources for repayment on the asset or pool, that FHLBank has a high degree of confidence that it will absorb losses in excess of the FLA, even under reasonably likely adverse changes to expected economic conditions. The credit risk analysis of all conventional loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on mortgage loans under each individual master commitment. PFIs must either fully collateralize their CE obligation with assets considered acceptable by the FHLBank’s Member Products Policy (MPP) or purchase SMI from mortgage insurers, as applicable. Any incurred losses that would be absorbed by the CE obligation are not reserved as part of the FHLBank’s allowance for loan losses.

The FHLBank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the CE obligation loss layer up to an agreed-upon amount. For some products, losses incurred under the FLA may be recovered by withholding future performance-based CE fees otherwise paid to our PFIs. The FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 7.1 presents net CE fees paid to PFIs for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 7.1

	2019	2018	2017
CE fees paid to PFIs[1]	$7,019	$6,196	$5,767
Performance-based CE fees recovered from PFIs	(125)	(107)	(103)
NET CE FEES PAID	$6,894	$6,089	$5,664

[1]	CE fees paid to PFIs excludes the amortization of CE fees paid up front, which is included with premium amortization as a reduction to mortgage interest income.

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

Individually Evaluated Mortgage Loans: Certain conventional mortgage loans, primarily impaired mortgage loans that are considered collateral-dependent, may be specifically identified for purposes of calculating the allowance for credit losses. A mortgage loan is considered collateral-dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. The estimated credit losses on impaired collateral-dependent loans may be separately determined because sufficient information exists to make a reasonable estimate of the inherent loss for these loans on an individual loan basis. The FHLBank estimates the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation models. The incurred loss of an individually evaluated mortgage loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral, less estimated selling costs, and may include expected proceeds from PMI and other applicable credit enhancements.

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

Allowance for Credit Losses: Table 7.2 presents a roll-forward of the allowance for credit losses for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 7.2

Conventional Loans	2019	2018	2017
Balance, beginning of the period	$812	$1,208	$1,674
Net (charge-offs) recoveries	(214)	(423)	(280)
Provision (reversal) for credit losses	387	27	(186)
Balance, end of the period	$985	$812	$1,208

Table 7.3 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2019 (in thousands). The recorded investment in a financing receivable is the UPB, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, fair value hedging adjustments and direct write-downs. The recorded investment is not net of any valuation allowance.

Table 7.3

	12/31/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	985	—	—	—	985
TOTAL ALLOWANCE FOR CREDIT LOSSES	$985	$—	$—	$—	$985
Recorded investment:
Individually evaluated for impairment	$12,068	$—	$30,286,952	$8,829	$30,307,849
Collectively evaluated for impairment	10,036,462	637,821	—	—	10,674,283
TOTAL RECORDED INVESTMENT	$10,048,530	$637,821	$30,286,952	$8,829	$40,982,132

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

Table 7.4 presents the allowance for credit losses and the recorded investment as well as the method used to evaluate impairment relating to all portfolio segments regardless of whether or not an estimated credit loss has been recorded as of December 31, 2018 (in thousands):

Table 7.4

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

Credit Quality Indicator and Other Delinquency Statistics: The FHLBank’s key credit quality indicator is payment status.

Table 7.5 presents the payment status based on recorded investment as well as other delinquency statistics for all of the FHLBank’s portfolio segments as of December 31, 2019 (dollar amounts in thousands):

Table 7.5

	12/31/2019
	Conventional Loans	Government Loans	Credit Products[1]	Direct Financing Lease Receivable	Total
Recorded investment:
Past due 30-59 days delinquent	$59,226	$15,515	$—	$—	$74,741
Past due 60-89 days delinquent	7,561	6,128	—	—	13,689
Past due 90 days or more delinquent	11,813	8,778	—	—	20,591
Total past due	78,600	30,421	—	—	109,021
Total current loans	9,969,930	607,400	30,286,952	8,829	40,873,111
Total recorded investment	$10,048,530	$637,821	$30,286,952	$8,829	$40,982,132

Other delinquency statistics:
In process of foreclosure, included above[2]	$3,352	$2,730	$—	$—	$6,082
Serious delinquency rate[3]	0.1%	1.4%	—%	—%	0.1%
Past due 90 days or more and still accruing interest	$—	$8,778	$—	$—	$8,778
Loans on non-accrual status[4]	$14,923	$—	$—	$—	$14,923

[1]	The recorded investment for credit products includes only advances. The recorded investment for all other credit products is insignificant.

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

[4]
Loans on non-accrual status include $1,219,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which the FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 7.6 presents the payment status based on recorded investment as well as other delinquency statistics for all of the FHLBank’s portfolio segments as of December 31, 2018 (dollar amounts in thousands):

Table 7.6

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

The FHLBank had $874,000 and $2,183,000 classified as REO recorded in other assets as of December 31, 2019 and 2018, respectively.

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

The FHLBank reevaluates its hedging strategies periodically and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which the FHLBank uses derivatives are to:

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

For instance, the FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which the FHLBank received a fixed cash flow designed to mirror in timing and amount the cash outflows the FHLBank pays on the consolidated obligation. In this type of transaction, the FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. These transactions are designated as fair value hedges. The FHLBank may issue variable rate consolidated obligations indexed to the SOFR, Federal funds effective rate, LIBOR or other rates and generally simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and is marked-to-market through earnings.

This strategy of issuing consolidated obligations while simultaneously entering into derivatives is intended to enable the FHLBank to offer a wider range of attractively priced advances to its members and may allow the FHLBank to reduce its funding costs. The continued attractiveness of this debt depends on yield relationships between the consolidated obligations and the derivative markets. If conditions change, the FHLBank may alter the types or terms of the consolidated obligations that it issues.

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

The FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond and is treated as a fair value hedge. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2019, 2018, and 2017.

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

The FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by clearing agent or derivative counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition generally include the net cash collateral, including initial margin, and accrued interest received or pledged by clearing agents and/or derivative counterparties. Therefore, an individual derivative may be in an asset position (clearing agent or derivative counterparty would owe the FHLBank the current fair value, which includes net accrued interest receivable or payable on the derivative, if the derivative was settled as of the Statement of Condition date) but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by clearing agent by Clearinghouse, or by derivative counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the clearing agent or derivative counterparty the fair value if settled as of the Statement of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

Table 8.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2019 and 2018 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 8.1

	12/31/2019			12/31/2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,448,512	$23,462	$80,398	$8,345,925	$73,969	$24,177
Total derivatives designated as hedging relationships	16,448,512	23,462	80,398	8,345,925	73,969	24,177
Derivatives not designated as hedging instruments:
Interest rate swaps	3,099,622	736	26,285	2,151,920	12,907	17,322
Interest rate caps/floors	1,130,000	117	—	1,373,200	1,044	—
Mortgage delivery commitments	221,800	495	25	101,551	552	3
Consolidated obligation discount note commitments	—	—	—	525,000	—	—
Total derivatives not designated as hedging instruments	4,451,422	1,348	26,310	4,151,671	14,503	17,325
TOTAL	$20,899,934	24,810	106,708	$12,497,596	88,472	41,502
Netting adjustments and cash collateral[1]		129,994	(106,506)		(52,377)	(33,618)
DERIVATIVE ASSETS AND LIABILITIES		$154,804	$202		$36,095	$7,884

[1]
Amounts represent the application of the netting requirements that allow the FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $236,700,000 and $58,902,000 as of December 31, 2019 and 2018, respectively. Cash collateral received was $200,000 and $77,661,000 as of December 31, 2019 and 2018, respectively.

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

Interest settlements on derivatives designated as fair value hedges were recorded in net interest income or expense prior to, and continue to be recorded in net interest income or expense after January 1, 2019. However, beginning on January 1, 2019, gains (losses) on fair value derivatives include unrealized changes in fair value as well as net interest settlements.

For the years ended December 31, 2019, 2018, and 2017, the FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the FHLBank’s net interest income and net gains (losses) on derivatives and hedging activities, if applicable, as presented in Table 8.2 (in thousands):

Table 8.2

	2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$716,199	$116,866	$532,155	$689,275
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(96,772)	$(140,821)	$75	$27,229
Hedged items[2]	115,323	139,828	138	(32,904)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$18,551	$(993)	$213	$(5,675)

	2018[3]
	Interest Income/Expense				Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$9,653	$474	$12	$(5,178)	$21,360
Hedged items[2]	(3,881)	—	—	—	(27,650)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$5,772	$474	$12	$(5,178)	$(6,290)

	2017[3]
	Interest Income/Expense				Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(43,547)	$(9,271)	$(15)	$14,514	$50,916
Hedged items[2]	(5,381)	—	—	—	(54,768)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(48,928)	$(9,271)	$(15)	$14,514	$(3,852)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

[3]	Prior period amounts were not conformed to new hedge accounting guidance adopted January 1, 2019.

Table 8.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2019 (in thousands):

Table 8.3

12/31/2019
Line Item in Statement of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,951,445	$69,643	$1,424	$71,067
Available-for-sale securities	7,155,712	79,141	—	79,141
Consolidated obligation bonds	(3,270,635)	(26,389)	—	(26,389)

[1]
Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).

[2]	Included in amortized cost of the hedged asset/liability.

Table 8.4 provides information regarding gains and losses on derivatives and hedging activities recorded in non-interest income (in thousands). For fair value hedging relationships, the portion of net gains (losses) representing hedge ineffectiveness are recorded in non-interest income for periods prior to January 1, 2019.

Table 8.4

	2019	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps		$(6,290)	$(3,852)
Total net gains (losses) related to fair value hedge ineffectiveness		(6,290)	(3,852)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(56,961)	10,114	19,391
Interest rate caps/floors	(927)	33	(3,848)
Net interest settlements	(3,974)	(5,476)	(15,143)
Mortgage delivery commitments	4,309	(1,642)	2,207
Consolidated obligation discount note commitments	(70)	70	—
Total net gains (losses) related to derivatives not designated as hedging instruments	(57,623)	3,099	2,607
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(57,623)	$(3,191)	$(1,245)

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

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $211,000 and $25,799,000 as of December 31, 2019 and 2018, respectively. The counterparty was different for each period.

Cleared derivatives. For cleared derivatives, a Clearinghouse is the FHLBank’s counterparty. The applicable Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies the FHLBank. The FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments, and initial margin is considered cash collateral. The requirement that the FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes the FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. The FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2019 and 2018.

The FHLBank’s net exposure on derivative agreements is presented in Note 12.

NOTE 9 – DEPOSITS

The FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 9.1 details the types of deposits held by the FHLBank as of December 31, 2019 and 2018 (in thousands):

Table 9.1

	12/31/2019	12/31/2018
Interest-bearing:
Demand	$383,197	$265,021
Overnight	280,300	158,300
Total interest-bearing	663,497	423,321
Non-interest-bearing:
Other	127,143	50,499
Total non-interest-bearing	127,143	50,499
TOTAL DEPOSITS	$790,640	$473,820

Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. There were no term deposits as of December 31, 2019 and 2018.

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of the FHLBank, was $1,025,894,666,000 and $1,031,617,463,000 as of December 31, 2019 and 2018, respectively. See Note 19 for FHLBank obligations acquired by FHLBank Topeka as investments. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac under the Bank Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located.

Consolidated Obligation Bonds: Table 10.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2019 and 2018 (dollar amounts in thousands):

Table 10.1

	12/31/2019		12/31/2018
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,991,800	1.79%	$8,960,500	2.17%
Due after one year through two years	6,318,350	1.90	5,625,750	2.28
Due after two years through three years	1,375,000	2.11	2,285,100	2.11
Due after three years through four years	1,285,900	2.39	1,134,750	2.21
Due after four years through five years	1,223,350	2.40	1,087,900	2.58
Thereafter	5,776,300	2.78	4,879,850	3.01
Total par value	31,970,700	2.05%	23,973,850	2.38%
Premiums	34,789		15,591
Discounts	(3,357)		(4,088)
Concession fees	(15,207)		(12,445)
Hedging adjustments	26,389		(6,514)
TOTAL	$32,013,314		$23,966,394

The FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of the FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2019 and 2018 includes callable bonds totaling $8,891,500,000 and $8,559,000,000, respectively. The FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, the FHLBank also enters into interest rate swap agreements (in which the FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows the FHLBank to obtain attractively priced variable rate financing. Table 10.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2019 and 2018 (in thousands):

Table 10.2

Year of Maturity or Next Call Date	12/31/2019	12/31/2018
Due in one year or less	$24,583,300	$16,971,500
Due after one year through two years	5,148,350	5,270,750
Due after two years through three years	615,000	655,100
Due after three years through four years	682,400	319,750
Due after four years through five years	356,850	275,150
Thereafter	584,800	481,600
TOTAL PAR VALUE	$31,970,700	$23,973,850

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

Table 10.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2019 and 2018 (in thousands):

Table 10.3

	12/31/2019	12/31/2018
Simple variable rate	$16,017,000	$10,095,000
Fixed rate	15,573,700	12,858,850
Variable rate with cap	220,000	20,000
Step	110,000	470,000
Fixed to variable rate	50,000	515,000
Range	—	15,000
TOTAL PAR VALUE	$31,970,700	$23,973,850

Consolidated Discount Notes: Table 10.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 10.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2019	$27,447,911	$27,510,042	1.54%

December 31, 2018	$20,608,332	$20,649,098	2.35%

[1]	Represents yield to maturity excluding concession fees.

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

Table 11.1 details the change in the AHP liability for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 11.1

	2019	2018	2017
Appropriated and reserved AHP funds as of the beginning of the period	$43,081	$43,005	$33,242
AHP set aside based on current year income	20,597	18,944	21,934
Direct grants disbursed	(20,973)	(19,027)	(12,752)
Recaptured funds[1]	322	159	581
Appropriated and reserved AHP funds as of the end of the period	$43,027	$43,081	$43,005

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

As of December 31, 2019, the FHLBank’s AHP accrual on its Statements of Condition consisted of $20,814,000 for the 2020 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $22,213,000 for prior years’ AHP (committed but undisbursed).

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

Tables 12.1 and 12.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2019 and 2018 (in thousands):

Table 12.1

12/31/2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Condition	Net Amounts of Assets Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$21,749	$(14,424)	$7,325	$(495)	$6,830
Cleared derivatives	3,061	144,418	147,479	—	147,479
Total derivative assets	24,810	129,994	154,804	(495)	154,309
Securities purchased under agreements to resell	4,750,000	—	4,750,000	(4,750,000)	—
TOTAL	$4,774,810	$129,994	$4,904,804	$(4,750,495)	$154,309

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

Tables 12.3 and 12.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of December 31, 2019 and 2018 (in thousands):

Table 12.3

12/31/2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Condition	Net Amounts of Liabilities Presented in the Statement of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$105,468	$(105,266)	$202	$(25)	$177
Cleared derivatives	1,240	(1,240)	—	—	—
Total derivative liabilities	106,708	(106,506)	202	(25)	177
TOTAL	$106,708	$(106,506)	$202	$(25)	$177

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

Table 13.1 illustrates that the FHLBank was in compliance with its regulatory capital requirements as of December 31, 2019 and 2018 (dollar amounts in thousands):

Table 13.1

	12/31/2019		12/31/2018
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$486,650	$2,319,531	$387,729	$2,193,001
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	5.1%
Total regulatory capital	$2,531,066	$2,768,680	$1,908,610	$2,442,156
Leverage capital ratio	5.0%	6.2%	5.0%	7.4%
Leverage capital	$3,163,833	$3,928,446	$2,385,763	$3,538,656

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

Stock Dividends: The FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by the FHLBank. The DPT effective for dividends paid during 2019, 2018, and 2017 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by the FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero percent for that dividend period (DPT is floored at zero).

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

Table 13.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 13.2

	2019	2018	2017
Balance, beginning of period	$3,597	$5,312	$2,670
Capital stock subject to mandatory redemption reclassified from equity during the period	283,831	1,040,316	779,979
Redemption or repurchase of mandatorily redeemable capital stock during the period	(285,150)	(1,042,258)	(777,530)
Stock dividend classified as mandatorily redeemable capital stock during the period	137	227	193
Balance, end of period	$2,415	$3,597	$5,312

Table 13.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2019 and 2018 (in thousands). The year of redemption in Table 13.3 is the end of the redemption period in accordance with the FHLBank’s capital plan. The FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after the FHLBank receives notice for withdrawal from the member. Additionally, the FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, the FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 13.3

Contractual Year of Repurchase	12/31/2019	12/31/2018
Year 1	$—	$—
Year 2	1	—
Year 3	869	1
Year 4	—	1,798
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	1,545	1,798
TOTAL	$2,415	$3,597

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of the FHLBank to create excess member stock under certain circumstances. For example, the FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2019, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, the FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide the FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA, the FHLBank was classified as adequately capitalized.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 14.1 summarizes the changes in AOCI for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 14.1

	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 4)	Net Non-Credit Portion of Other-than-temporary Impairment Gains (Losses) on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2016	$9,345	$(5,841)	$(2,927)	$577
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	21,861			21,861
Non-credit other-than-temporary impairment losses		(61)		(61)
Accretion of non-credit other-than-temporary impairment loss		1,337		1,337
Net gains (losses) - defined benefit pension plan			885	885
Settlement charges - defined benefit pension plan			279	279
Reclassifications from other comprehensive income (loss) to net income:
Non-credit other-than-temporary impairment to credit other-than-temporary impairment[1]		402		402
Amortization of net losses - defined benefit pension plan[2]			378	378
Net current period other comprehensive income (loss)	21,861	1,678	1,542	25,081
Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(12,138)			(12,138)
Accretion of non-credit other-than-temporary impairment loss		513		513
Non-credit other-than-temporary impairment losses included in basis of securities sold		3,625		3,625
Net gains (losses) - defined benefit pension plan			(2,389)	(2,389)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit other-than-temporary impairment to credit other-than-temporary impairment[1]		25		25
Amortization of net losses - defined benefit pension plan[2]			399	399
Net current period other comprehensive income (loss)	(12,138)	4,163	(1,990)	(9,965)
Balance at December 31, 2018	$19,068	$—	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	7,720			7,720
Net gains (losses) - defined benefit pension plan			(1,806)	(1,806)
Curtailment gains (losses) - defined benefit pension plan			2,845	2,845
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			334	334
Net current period other comprehensive income (loss)	7,720	—	1,373	9,093
Balance at December 31, 2019	$26,788	$—	$(2,002)	$24,786

[1]	Recorded in “Other” non-interest income on the Statements of Income. Amount represents a debit (decrease to other income (loss)).

[2]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

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
In September 2019, the FHLBank's board of directors elected to freeze the Pentegra Defined Benefit Plan on December 31, 2019, thereby discontinuing the future accrual of new benefits. Prior to the plan freeze, employees of the FHLBank who began employment prior to January 1, 2009 were eligible to participate.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2018. For the Pentegra Defined Benefit Plan years ended June 30, 2018 and 2017, the FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. Table 15.1 presents the net pension cost and funded status of the FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 15.1

	2019	2018	2017
Net pension cost charged to compensation and benefits expense	$688	$3,528	$3,510
Pentegra Defined Benefit Plan funded status as of July 1[1]	108.6%	111.0%	111.8%
FHLBank's funded status as of July 1	104.6%	111.1%	110.9%

[1]
The funded status as of July 1, 2019 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021). The funded status as of July 1, 2018 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2018 through March 15, 2019. Contributions made on or before March 15, 2019, and designated for the plan year ended June 30, 2018, will be included in the final valuation as of July 1, 2018. The final funded status as of July 1, 2018 will not be available until the Form 5500 for the plan year July 1, 2018 through June 30, 2019 is filed (this Form 5500 is due to be filed no later than April 2020).

Qualified Defined Contribution Plans: The FHLBank also participated in the Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of the FHLBank were covered by the plan. The FHLBank contributed a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. The FHLBank’s contributions of $1,513,000, $1,474,000 and $1,343,000 to the Pentegra Defined Contribution Plan in 2019, 2018, and 2017, respectively, were charged to compensation and benefits expense. Effective January 1, 2020, the FHLBank adopted the Federal Home Loan Bank of Topeka 401(k) Plan, thereby no longer participating in the Pentegra Defined Contribution Plan.

Nonqualified Supplemental Retirement Plan: The FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers and members of the board of directors. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. In September 2019, the FHLBank's board of directors elected to freeze the defined benefit component of the BEP on December 31, 2019, thereby discontinuing the future accrual of new benefits.

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $6,065,000 and $5,129,000 as of December 31, 2019 and 2018, respectively. The obligations and funding status of the defined benefit portion of the FHLBank’s BEP as of December 31, 2019 and 2018 are presented in Table 15.2 (in thousands):

Table 15.2

	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of year	$14,519	$12,313
Service cost	236	222
Interest cost	566	506
Net (gains) losses	1,806	2,389
Benefits paid	(910)	(911)
Curtailment	(2,845)	—
Projected benefit obligation at end of year	13,372	14,519
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	910	911
Benefits paid	(910)	(911)
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$(13,372)	$(14,519)

Table 15.3 presents the components of the net periodic pension cost for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Table 15.3

	2019	2018	2017
Service cost	$236	$222	$331
Interest cost	566	506	558
Amortization of net losses	334	399	378
Settlement charges	—	—	279
NET PERIODIC POSTRETIREMENT BENEFIT COST	$1,136	$1,127	$1,546

The estimated actuarial (gain) loss that will be amortized from AOCI into net periodic pension cost over the next fiscal year is $109,000.

The measurement date used to determine the current year’s benefit obligation was December 31, 2019.

Table 15.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of the FHLBank’s BEP for the years ended December 31, 2019, 2018, and 2017 (dollar amounts in thousands):

Table 15.4

	2019	2018	2017
Discount rate - benefit obligation	3.00%	4.00%	3.50%
Discount rate - net periodic benefit cost	4.00%	3.50%	4.00%
Salary increases - benefit obligation	—%	4.89%	4.90%
Amortization period (years) - net periodic benefit cost	6	6	6
Accumulated benefit obligation	$13,372	$11,105	$9,473

The FHLBank estimates that its required contributions to the defined benefit portion of the FHLBank’s BEP for the year ended December 31, 2020 will be $1,198,000.

The FHLBank’s estimated future benefit payments are presented in Table 15.5 (in thousands):

Table 15.5

Year ending December 31,	Estimated Benefit Payments
2020	$1,198
2021	1,211
2022	1,206
2023	1,223
2024	403
2025 through 2029	2,312

NOTE 16 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by the FHLBank using available market and other pertinent information and reflect the FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although the FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2019 and 2018. Additionally, these values do not represent an estimate of the overall market value of the FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

The FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2019 and 2018.

Tables 16.1 and 16.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2019 and 2018. The FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. The FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 16.3 and 16.4.

The carrying value, fair value and fair value hierarchy of the FHLBank’s financial assets and liabilities as of December 31, 2019 and 2018 are summarized in Tables 16.1 and 16.2 (in thousands):

Table 16.1

	12/31/2019
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$1,917,166	$1,917,166	$1,917,166	$—	$—	$—
Interest-bearing deposits	921,453	921,453	—	921,453	—	—
Securities purchased under agreements to resell	4,750,000	4,750,000	—	4,750,000	—	—
Federal funds sold	850,000	850,000	—	850,000	—	—
Trading securities	2,812,562	2,812,562	—	2,812,562	—	—
Available-for-sale securities	7,182,500	7,182,500	—	7,182,500	—	—
Held-to-maturity securities	3,569,958	3,556,938	—	3,476,084	80,854	—
Advances	30,241,315	30,295,813	—	30,295,813	—	—
Mortgage loans held for portfolio, net of allowance	10,633,009	10,983,356	—	10,981,458	1,898	—
Accrued interest receivable	143,765	143,765	—	143,765	—	—
Derivative assets	154,804	154,804	—	24,810	—	129,994
Liabilities:
Deposits	790,640	790,640	—	790,640	—	—
Consolidated obligation discount notes	27,447,911	27,448,021	—	27,448,021	—	—
Consolidated obligation bonds	32,013,314	32,103,154	—	32,103,154	—	—
Mandatorily redeemable capital stock	2,415	2,415	2,415	—	—	—
Accrued interest payable	117,580	117,580	—	117,580	—	—
Derivative liabilities	202	202	—	106,708	—	(106,506)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,850	—	34,850	—	—
Financing obligation payable	(35,000)	(34,850)	—	(34,850)	—	—

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

Investment Securities: For long-term (as determined by original issuance date) investment securities, the FHLBank obtains prices from multiple designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market‑related data. Since many MBS are not traded daily, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by the FHLBank. The use of multiple pricing vendors provides the FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

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

The FHLBank utilizes a valuation technique for estimating the fair values of long-term investment securities as follows:

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

As of December 31, 2019, multiple prices were received for all of the FHLBank’s long-term investment securities with all vendor prices falling within the tolerances so the final prices for those securities were computed by averaging the prices received. Based on the FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, the FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The fair values of the FHLBank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by clearing agent by Clearinghouse or by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:

▪	Interest-rate related:

•	Discount rate assumption - OIS curve;

•	Forward interest rate assumption for rate resets - swap curve of index rate of the instrument (e.g., LIBOR, SOFR or Fed Funds Effective Rate);

•	Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and

•	Prepayment assumptions.

▪	Mortgage delivery commitments:

•	To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Measurements: Tables 16.3 and 16.4 present, for each hierarchy level, the FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2019 and 2018 (in thousands).

Table 16.3

	12/31/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,530,518	$—	$1,530,518	$—	$—
GSE obligations	416,025	—	416,025	—	—
GSE MBS	866,019	—	866,019	—	—
Total trading securities	2,812,562	—	2,812,562	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,261,791	—	4,261,791	—	—
GSE MBS	2,920,709	—	2,920,709	—	—
Total available-for-sale securities	7,182,500	—	7,182,500	—	—
Derivative assets:
Interest-rate related	154,309	—	24,315	—	129,994
Mortgage delivery commitments	495	—	495	—	—
Total derivative assets	154,804	—	24,810	—	129,994
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,149,866	$—	$10,019,872	$—	$129,994

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$177	$—	$106,683	$—	$(106,506)
Mortgage delivery commitments	25	—	25	—	—
Total derivative liabilities	202	—	106,708	—	(106,506)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$202	$—	$106,708	$—	$(106,506)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,909	$—	$—	$1,909	$—
Real estate owned	144	—	—	144	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,053	$—	$—	$2,053	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Includes assets adjusted to fair value during the year ended December 31, 2019 and still outstanding as of December 31, 2019.

Table 16.4

	12/31/2018
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$252,377	$—	$252,377	$—	$—
GSE obligations	1,000,495	—	1,000,495	—	—
U.S. obligation MBS	467	—	467	—	—
GSE MBS	897,774	—	897,774	—	—
Total trading securities	2,151,113	—	2,151,113	—	—
Available-for-sale securities:
GSE MBS	1,725,640	—	1,725,640	—	—
Total available-for-sale securities	1,725,640	—	1,725,640	—	—
Derivative assets:
Interest-rate related	35,543	—	87,920	—	(52,377)
Mortgage delivery commitments	552	—	552	—	—
Total derivative assets	36,095	—	88,472	—	(52,377)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$3,912,848	$—	$3,965,225	$—	$(52,377)

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$7,881	$—	$41,499	$—	$(33,618)
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	7,884	—	41,502	—	(33,618)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,884	$—	$41,502	$—	$(33,618)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,463	$—	$—	$1,463	$—
Real estate owned	1,028	—	—	1,028	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,491	$—	$—	$2,491	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow the FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Includes assets adjusted to fair value during the year ended December 31, 2018 and still outstanding as of December 31, 2018.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $966,413,924,000 and $986,994,515,000 as of December 31, 2019 and 2018, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If the FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, the FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2019, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2019 and 2018, off-balance sheet commitments are presented in Table 17.1 (in thousands):

Table 17.1

	12/31/2019			12/31/2018
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,764,724	$4,335	$4,769,059	$3,824,497	$37,933	$3,862,430
Advance commitments outstanding	64,282	15,693	79,975	116,475	43,782	160,257
Commitments for standby bond purchases	—	701,392	701,392	69,277	686,602	755,879
Commitments to fund or purchase mortgage loans	221,800	—	221,800	101,551	—	101,551
Commitments to issue consolidated discount notes, at par	411,161	—	411,161	1,825,000	—	1,825,000

Commitments to Extend Credit: The FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized with assets allowed by the FHLBank’s MPP. Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If the FHLBank is required to make payment for a beneficiary's draw, the member either reimburses the FHLBank for the amount drawn or, subject to the FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. The FHLBank's current outstanding standby letters of credit expire no later than 2024. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,470,000 and $1,296,000 as of December 31, 2019 and 2018, respectively. Advance commitments legally bind and unconditionally obligate the FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, the FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: The FHLBank has entered into standby bond purchase agreements with state housing authorities whereby the FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require the FHLBank to purchase the bond. The bond purchase commitments entered into by the FHLBank expire no later than 2022, though some are renewable at the option of the FHLBank. As of December 31, 2019 and 2018, the total commitments for bond purchases included agreements with two in-district state housing authorities. The FHLBank was not required to purchase any bonds under any agreements during the years ended December 31, 2019 and 2018.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate the FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. The FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $470,000 and $549,000 as of December 31, 2019 and 2018, respectively.

Commitments to Issue Consolidated Obligations: The FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, the FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on the FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to the FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by the FHLBank. The County assigned the lease to the bond trustee for the FHLBank's benefit as the sole holder of the IRBs. The FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in the FHLBank's statement of financial condition. The IRBs and the equivalent liability are included in the FHLBank's statement of financial condition in other assets and other liabilities, respectively. The FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2019 and 2018, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: The FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for the FHLBank. As of December 31, 2019, the total original par value of customer securities held by the FHLBank under this arrangement was $53,657,170,000.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 18.1 and 18.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2019 and 2018 (dollar amounts in thousands). None of the officers or directors of these members currently serve on the FHLBank’s board of directors.

Table 18.1

12/31/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$385,825	29.2%	$386,325	21.8%
BOKF, N.A.	OK	184,282	41.0	202,000	15.3	386,282	21.8
TOTAL		$184,782	41.1%	$587,825	44.5%	$772,607	43.6%

Table 18.2

12/31/2018
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
BOKF, N.A.	OK	$24,006	9.6%	$274,000	21.4%	$298,006	19.5%
MidFirst Bank	OK	500	0.2	294,700	23.0	295,200	19.3
TOTAL		$24,506	9.8%	$568,700	44.4%	$593,206	38.8%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2019 and 2018 are summarized in Table 18.3 (dollar amounts in thousands).

Table 18.3

	12/31/2019		12/31/2018		12/31/2019		12/31/2018
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$8,585,000	28.5%	$6,560,000	22.8%	$1,030	0.1%	$331	0.1%
BOKF, N.A.	4,500,000	14.9	6,100,000	21.2	22,457	2.9	29,288	6.2
TOTAL	$13,085,000	43.4%	$12,660,000	44.0%	$23,487	3.0%	$29,619	6.3%

For the year ended December 31, 2019, BOKF, N.A. sold $6,748,000 of mortgage loans into the MPF Program. BOKF, N.A. did not sell any mortgage loans into the MPF Program during the year ended December 31, 2018. MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2019 and 2018.

Transactions with FHLBank Directors’ Financial Institutions: Table 18.4 presents information as of December 31, 2019 and 2018 for members that had an officer or director serving on the FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 18.4

	12/31/2019		12/31/2018
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$178,945	0.6%	$157,012	0.5%

Deposits	$15,748	2.0%	$9,679	2.1%

Class A Common Stock	$6,467	1.4%	$4,179	1.7%
Class B Common Stock	5,571	0.4	4,924	0.4
TOTAL CAPITAL STOCK	$12,038	0.7%	$9,103	0.6%

Table 18.5 presents mortgage loans acquired during the years ended December 31, 2019 and 2018 for members that had an officer or director serving on the FHLBank’s board of directors in 2019 or 2018 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on the FHLBank’s board of directors.

Table 18.5

	2019		2018
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$189,724	4.9%	$104,360	5.1%

NOTE 19 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2019, 2018, and 2017 as presented in Table 19.1 (in thousands). All transactions occurred at market prices.

Table 19.1

Business Activity	2019	2018	2017
Average overnight interbank loan balances to other FHLBanks[1]	$2,529	$1,466	$4,534
Average overnight interbank loan balances from other FHLBanks[1]	8,082	3,562	1,247
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	1,361	1,256	1,429
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	6,938	5,687	4,854
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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

[4]
Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by the FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $111,173,000 and $108,242,000 as of December 31, 2019 and 2018, respectively, are included in the non-MBS GSE obligations totals presented in Note 4. Interest income earned on these securities totaled $3,429,000, $3,429,000, and $5,817,000 for the years ended December 31, 2019, 2018, and 2017, respectively.