Form 10-Q
period 2020-03-31
Federal Home Loan Bank of Topeka
filed 2020-05-12
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
May 7, 2020
Class A Stock, par value $100 per share	6,266,177
Class B Stock, par value $100 per share	10,341,670

.FEDERAL HOME LOAN BANK OF TOPEKA

Important Notice about Information in this Quarterly Report

In this quarterly report, unless the context suggests otherwise, references to “FHLBank,” “FHLBank Topeka,” “we,” “us” and “our” mean Federal Home Loan Bank of Topeka, and “FHLBanks” mean all Federal Home Loan Banks, including FHLBank Topeka.

The information contained in this quarterly report is accurate only as of the date of this quarterly report and as of the dates specified herein.

The product and service names used in this quarterly report are the property of FHLBank, and in some cases, other FHLBanks. Where the context suggests otherwise, the products, services and company names mentioned in this quarterly report are the property of their respective owners.

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:

•	Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;

•	The impact of the Coronavirus Disease 2019 (COVID-19) pandemic or other pandemics on our members and our business;

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

Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this quarterly report, as well as those discussed under Part II Item lA – Risk Factors and Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2019, incorporated by reference herein.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2020	12/31/2019
ASSETS
Cash and due from banks	$451,670	$1,917,166
Interest-bearing deposits	1,196,813	921,453
Securities purchased under agreements to resell (Note 9)	2,700,000	4,750,000
Federal funds sold	1,655,000	850,000

Investment securities:
Trading securities (Note 3)	3,177,991	2,812,562
Available-for-sale securities (Note 3)	7,526,096	7,182,500
Held-to-maturity securities, fair value of $3,319,631 and $3,556,938 (Note 3)	3,341,338	3,569,958
Total investment securities	14,045,425	13,565,020

Advances (Note 4)	31,678,083	30,241,315
Mortgage loans held for portfolio, net of allowance for credit losses of $6,468 and $985 (Note 5)	11,018,168	10,633,009
Accrued interest receivable	143,873	143,765
Derivative assets, net (Notes 6, 9)	203,449	154,804
Other assets	97,032	100,122

TOTAL ASSETS	$63,189,513	$63,276,654

LIABILITIES
Deposits (Note 7)	$975,397	$790,640

Consolidated obligations, net:
Discount notes (Note 8)	25,563,980	27,447,911
Bonds (Note 8)	33,730,055	32,013,314
Total consolidated obligations, net	59,294,035	59,461,225

Mandatorily redeemable capital stock (Note 10)	2,390	2,415
Accrued interest payable	87,799	117,580
Affordable Housing Program payable	43,287	43,027
Derivative liabilities, net (Notes 6, 9)	8,570	202
Other liabilities	64,446	70,514

TOTAL LIABILITIES	60,475,924	60,485,603

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2020	12/31/2019
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 4,484 and 4,476 shares issued and outstanding) (Note 10)	$448,404	$447,610
Class B ($100 par value; 13,539 and 13,188 shares issued and outstanding) (Note 10)	1,353,892	1,318,846
Total capital stock	1,802,296	1,766,456

Retained earnings:
Unrestricted	743,731	765,295
Restricted	236,881	234,514
Total retained earnings	980,612	999,809

Accumulated other comprehensive income (loss) (Note 11)	(69,319)	24,786

TOTAL CAPITAL	2,713,589	2,791,051

TOTAL LIABILITIES AND CAPITAL	$63,189,513	$63,276,654

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2020	03/31/2019
INTEREST INCOME:
Interest-bearing deposits	$4,705	$5,170
Securities purchased under agreements to resell	14,590	27,930
Federal funds sold	3,488	10,324
Trading securities	20,189	21,944
Available-for-sale securities	24,294	15,396
Held-to-maturity securities	17,068	31,273
Advances	130,887	187,609
Mortgage loans held for portfolio	85,106	73,284
Other	354	384
Total interest income	300,681	373,314

INTEREST EXPENSE:
Deposits	1,554	2,688
Consolidated obligations:
Discount notes	92,951	148,991
Bonds	150,742	158,157
Mandatorily redeemable capital stock (Note 10)	24	43
Other	324	420
Total interest expense	245,595	310,299

NET INTEREST INCOME	55,086	63,015
Provision (reversal) for credit losses on mortgage loans (Note 5)	(736)	78
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	55,822	62,937

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 3)	94,389	28,755
Net gains (losses) on sale of available-for-sale securities (Note 3)	1,523	—
Net gains (losses) on derivatives and hedging activities (Note 6)	(122,252)	(18,542)
Standby bond purchase agreement commitment fees	565	566
Letters of credit fees	1,403	1,186
Other	1,143	709
Total other income (loss)	(23,229)	12,674

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2020	03/31/2019
OTHER EXPENSES:
Compensation and benefits	$10,461	$9,258
Other operating	4,680	4,255
Federal Housing Finance Agency	1,023	812
Office of Finance	1,007	849
Other	2,272	1,816
Total other expenses	19,443	16,990

INCOME BEFORE ASSESSMENTS	13,150	58,621

Affordable Housing Program	1,318	5,866

NET INCOME	$11,832	$52,755

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2020	03/31/2019
Net income	$11,832	$52,755

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(94,131)	11,848
Defined benefit pension plan	26	73
Total other comprehensive income (loss)	(94,105)	11,921

TOTAL COMPREHENSIVE INCOME	$(82,273)	$64,676

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							42,204	10,551	52,755	11,921	64,676
Proceeds from issuance of capital stock	1	52	3,377	337,706	3,378	337,758					337,758
Repurchase/redemption of capital stock	(3,388)	(338,827)	(150)	(15,023)	(3,538)	(353,850)					(353,850)
Net reclassification of shares to mandatorily redeemable capital stock	(179)	(17,911)	(60)	(6,004)	(239)	(23,915)					(23,915)
Net transfer of shares between Class A and Class B	3,074	307,404	(3,074)	(307,404)	—	—					—
Dividends on capital stock (Class A - 2.3%, Class B - 7.5%):
Cash payment							(71)		(71)		(71)
Stock issued			238	23,866	238	23,866	(23,866)		(23,866)		—
Balance at March 31, 2019	1,981	$198,079	13,103	$1,310,317	15,084	$1,508,396	$734,822	$208,018	$942,840	$27,614	$2,478,850

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							9,465	2,367	11,832	(94,105)	(82,273)
Proceeds from issuance of capital stock	—	47	2,547	254,704	2,547	254,751					254,751
Repurchase/redemption of capital stock	—	—	(384)	(38,437)	(384)	(38,437)					(38,437)
Net reclassification of shares to mandatorily redeemable capital stock	(1,925)	(192,560)	(127)	(12,750)	(2,052)	(205,310)					(205,310)
Net transfer of shares between Class A and Class B	1,933	193,307	(1,933)	(193,307)	—	—					—
Dividends on capital stock (Class A - 2.3%, Class B - 7.2%):
Cash payment							(70)		(70)		(70)
Stock issued			248	24,836	248	24,836	(24,836)		(24,836)		—
Balance at March 31, 2020	4,484	$448,404	13,539	$1,353,892	18,023	$1,802,296	$743,731	$236,881	$980,612	$(69,319)	$2,713,589

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2020	03/31/2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,832	$52,755
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	8,290	8,802
Concessions on consolidated obligations	6,688	2,478
Premiums and discounts on investments, net	5,312	919
Premiums, discounts and commitment fees on advances, net	(334)	(927)
Premiums, discounts and deferred loan costs on mortgage loans, net	9,088	3,989
Fair value adjustments on hedged assets or liabilities	1,240	1,267
Premises, software and equipment	822	753
Other	26	73
Provision (reversal) for credit losses on mortgage loans	(736)	78
Non-cash interest on mandatorily redeemable capital stock	24	42
Net realized (gains) losses on sale of available-for-sale securities	(1,523)	—
Net realized (gains) losses on sale of premises and equipment	—	(3)
Other adjustments	(20)	(47)
Net (gains) losses on trading securities	(94,389)	(28,755)
Net change in derivatives and hedging activities	(288,814)	(38,853)
(Increase) decrease in accrued interest receivable	237	(28,624)
Change in net accrued interest included in derivative assets	7,760	(3,132)
(Increase) decrease in other assets	1,885	1,850
Increase (decrease) in accrued interest payable	(29,957)	16,911
Change in net accrued interest included in derivative liabilities	(549)	3,778
Increase (decrease) in Affordable Housing Program liability	260	1,881
Increase (decrease) in other liabilities	(6,121)	(4,833)
Total adjustments	(380,811)	(62,353)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(368,979)	(9,598)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2020	03/31/2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(582,401)	$407,921
Net (increase) decrease in securities purchased under resale agreements	2,050,000	(3,022,342)
Net (increase) decrease in Federal funds sold	(805,000)	(1,900,000)
Proceeds from sale of trading securities	275,186	—
Proceeds from maturities of and principal repayments on trading securities	53,774	237,807
Purchases of trading securities	(600,000)	(1,964,941)
Proceeds from sale of available-for-sale securities	289,045	—
Proceeds from maturities of and principal repayments on available-for-sale securities	44,055	2,902
Purchases of available-for-sale securities	(430,610)	(2,135,066)
Proceeds from maturities of and principal repayments on held-to-maturity securities	228,033	214,456
Advances repaid	43,164,893	100,696,593
Advances originated	(44,344,471)	(101,789,046)
Principal collected on mortgage loans	502,097	196,864
Purchases of mortgage loans	(901,214)	(491,056)
Proceeds from sale of foreclosed assets	281	703
Other investing activities	813	761
Purchases of premises, software and equipment	(329)	(300)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,055,848)	(9,544,744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$185,357	$7,352
Net proceeds from issuance of consolidated obligations:
Discount notes	124,347,336	251,204,917
Bonds	12,649,550	5,574,167
Payments for maturing and retired consolidated obligations:
Discount notes	(126,259,921)	(245,039,459)
Bonds	(10,974,650)	(2,154,000)
Proceeds from financing derivatives	3,470	—
Net interest payments received (paid) for financing derivatives	(2,696)	(609)
Proceeds from issuance of capital stock	254,751	337,758
Payments for repurchase/redemption of capital stock	(38,437)	(353,850)
Payments for repurchase of mandatorily redeemable capital stock	(205,359)	(24,006)
Cash dividends paid	(70)	(71)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(40,669)	9,552,199
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,465,496)	(2,143)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,917,166	15,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$451,670	$12,917

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2020	03/31/2019
Supplemental disclosures:
Interest paid	$261,222	$279,543
Affordable Housing Program payments	$1,064	$4,251
Net transfers of mortgage loans to other assets	$309	$350

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2020

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation: The accompanying interim financial statements of FHLBank are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instruction provided by Article 10, Rule 10-01 of Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of FHLBank’s financial position, results of operations and cash flows for the interim periods presented. All such adjustments were of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year or any other interim period.

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2019. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 20, 2020 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

Reclassifications: Presentation of cash flow amounts in the prior period have been reclassified to reflect short-term trading securities purchases and proceeds on a gross, rather than net, basis.

Out-of-Period Adjustment: Included in net income for the nine months ended September 30, 2019 was an out-of-period adjustment of $14,336,000, of which $2,545,000 related to income that should have been recorded during the three months ended March 31, 2019. The out-of-period adjustment related to hedged item valuations for certain available-for-sale securities in fair value hedging relationships and resulted in an increase in available-for-sale interest income and a reduction in other comprehensive income. Consequently, available-for-sale interest income was understated by $2,545,000 for the three months ended March 31, 2019. FHLBank has assessed the impact of this error and concluded that the amounts were not material, either individually or in the aggregate, to any prior period financial statements.

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

Allowance for Credit Losses: Beginning January 1, 2020, FHLBank adopted new accounting guidance pertaining to the measurement of credit losses on financial instruments that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through an allowance for credit losses. Key changes as compared to prior accounting guidance are detailed below. Consistent with the modified retrospective method of adoption, the prior period has not been revised to conform to the new basis of accounting. See Note 1 of the Notes to the Financial Statements included in the annual report on Form 10-K for information on the prior accounting treatment.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold. These investments provide short-term liquidity and are carried at amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition.

These investments are evaluated quarterly for expected credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. FHLBank uses the collateral maintenance provision practical expedient for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which FHLBank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. See Note 3 for details on the allowance methodologies relating to these investments.

Investment Securities:
Available for Sale: For securities classified as available-for-sale, FHLBank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, FHLBank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, FHLBank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net gains (losses) on available-for-sale securities. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to net unrealized gains (losses) on available-for-sale securities within other comprehensive income (loss) (OCI).

Held-to-Maturity: Securities that FHLBank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

See Note 3 for details on the allowance methodologies relating to available-for-sale and held-to-maturity securities.

Advances: Advances are carried at amortized cost, which is original cost adjusted for periodic principal repayments, amortization of premiums, accretion of discounts, and fair value hedge adjustments. Accrued interest receivable is recorded separately on the Statements of Condition. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. See Note 4 for details on the allowance methodology relating to advances.

Mortgage Loans Held for Portfolio: Mortgage loans held for portfolio are recorded at amortized cost, which is original cost adjusted for periodic principal repayments, amortization of premiums, accretion of discounts, hedging adjustments, other fees, and direct write-downs. Accrued interest receivable is recorded separately on the Statements of Condition. FHLBank performs a quarterly assessment of its mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

FHLBank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis.

When developing the allowance for credit losses, FHLBank measures the estimated loss over the remaining life of a mortgage loan, which also considers how credit enhancements mitigate credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. The allowance excludes uncollectible accrued interest receivable, as FHLBank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

FHLBank does not purchase mortgage loans with credit deterioration present at the time of purchase. FHLBank includes estimates of expected recoveries within the allowance for credit losses. See Note 5 for details on the allowance methodologies relating to mortgage loans.

Off-Balance Sheet Credit Exposures: FHLBank evaluates off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses. See Note 13 for details on the allowance methodologies relating to off-balance sheet credit exposures.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Accounting Standard Update (ASU) 2020-04). In March 2020, the Financial Accounting Standards Board (FASB) issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. FHLBank is in the process of evaluating the guidance, and its effect on FHLBank's financial condition, results of operations and cash flows has not yet been determined.

Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15). In August 2018, the FASB issued an amendment to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments in this ASU require an entity in a hosting arrangement that is a service contract to follow existing guidance relating to internal-use software to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Costs to develop or obtain internal-use software that cannot be capitalized also cannot be capitalized for a hosting arrangement that is a service contract. Therefore, an entity in a hosting arrangement that is a service contract determines to which project stage (that is, preliminary project stage, application development stage, or post-implementation stage) an implementation activity relates. Costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The amendments in this ASU also require the entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendments in this ASU were effective January 1, 2020 for FHLBank. The adoption of this guidance did not materially impact FHLBank's financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). In August 2018, the FASB issued an amendment modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. The amendments in the ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU are effective for annual periods ending after December 15, 2020, which is the year ending December 31, 2020 for FHLBank, and will be applied retrospectively for all comparative periods presented. The adoption of this guidance will not have a material impact on the disclosures related to defined benefit plans and will not impact FHLBank’s financial condition, results of operations or cash flows.

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13). In August 2018, the FASB issued an amendment that modifies the disclosure requirements for fair value measurements. This ASU removes the requirement to disclose: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in OCI for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this ASU were effective January 1, 2020 for FHLBank. The adoption of this guidance did not have an impact on the disclosures related to fair value measurements and did not impact FHLBank’s financial condition, results of operations or cash flows.

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

▪
The statement of income to reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period;

▪
The entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis in a similar manner to other financial assets measured at amortized cost basis. The initial allowance for credit losses is required to be added to the purchase price;

▪
Credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost; and

▪	Public entities to further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

The guidance became effective for FHLBank on January 1, 2020 and was applied using a modified-retrospective approach, through a cumulative-effect adjustment to retained earnings. Adoption of this guidance did not materially impact FHLBank’s financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of March 31, 2020, approximately 49 percent of these investments were with unrated counterparties.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of March 31, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of March 31, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $362,000 and $4,000, respectively, as of March 31, 2020, and $589,000 and $30,000, respectively, as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with their counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2020 and December 31, 2019. The carrying value of securities purchased under agreements excludes accrued interest receivable of $4,000 and $424,000 as of March 31, 2020 and December 31, 2019, respectively.

Debt Securities: FHLBank invests in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. FHLBank is prohibited by FHFA regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities and instruments that experienced credit deterioration after their purchase by FHLBank.

FHLBank's debt securities include the following major security types, which are based on the issuer and the risk characteristics of the security:

▪	Certificates of deposit - unsecured negotiable promissory notes issued by banks;

▪	U.S. Treasury obligations - sovereign debt of the United States;

▪
GSE obligations - debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and Federal Agricultural Mortgage Corporation. GSE securities are not guaranteed by the U.S. government;

▪	State or local housing agency obligations - municipal bonds issued by housing finance agencies;

▪	U.S. obligation MBS - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and

▪	GSE MBS - single-family and multifamily MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of March 31, 2020 and December 31, 2019 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2020	12/31/2019
Non-mortgage-backed securities:
Certificates of deposit	$275,055	$—
U.S. Treasury obligations	1,570,261	1,530,518
GSE obligations	433,576	416,025
Non-mortgage-backed securities	2,278,892	1,946,543
Mortgage-backed securities:
GSE MBS	899,099	866,019
Mortgage-backed securities	899,099	866,019
TOTAL	$3,177,991	$2,812,562

Net gains (losses) on trading securities during the three months ended March 31, 2020 and 2019 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2020	03/31/2019
Net gains (losses) on trading securities held as of March 31, 2020	$94,203	$28,659
Net gains (losses) on trading securities sold or matured prior to March 31, 2020	186	96
NET GAINS (LOSSES) ON TRADING SECURITIES	$94,389	$28,755

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2020 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $28,429,000 as of March 31, 2020.

Table 3.3

	03/31/2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$4,352,488	$2,192	$(984)	$4,353,696
Non-mortgage-backed securities	4,352,488	2,192	(984)	4,353,696
Mortgage-backed securities:
GSE MBS	3,240,951	15,094	(83,645)	3,172,400
Mortgage-backed securities	3,240,951	15,094	(83,645)	3,172,400
TOTAL	$7,593,439	$17,286	$(84,629)	$7,526,096

Available-for-sale securities by major security type as of December 31, 2019 are summarized in Table 3.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $30,321,000 as of December 31, 2019.

Table 3.4

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of March 31, 2020 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,238,322	$(452)	$324,054	$(532)	$1,562,376	$(984)
Non-mortgage-backed securities	1,238,322	(452)	324,054	(532)	1,562,376	(984)
Mortgage-backed securities:
GSE MBS	1,973,210	(73,832)	318,933	(9,813)	2,292,143	(83,645)
Mortgage-backed securities	1,973,210	(73,832)	318,933	(9,813)	2,292,143	(83,645)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$3,211,532	$(74,284)	$642,987	$(10,345)	$3,854,519	$(84,629)

Table 3.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2020 and December 31, 2019 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2020		12/31/2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,268,884	$1,269,148	$754,003	$753,891
Due after one year through five years	3,083,604	3,084,548	3,504,605	3,507,900
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	4,352,488	4,353,696	4,258,608	4,261,791
Mortgage-backed securities	3,240,951	3,172,400	2,897,104	2,920,709
TOTAL	$7,593,439	$7,526,096	$7,155,712	$7,182,500

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 3.8 presents details of the sales for the three months ended March 31, 2020 (in thousands). There were no sales of available-for-sale securities during the three months ended March 31, 2019.

Table 3.8

Three Months Ended
03/31/2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2020 are summarized in Table 3.9 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $3,576,000 as of March 31, 2020.

Table 3.9

	03/31/2020
	Amortized Cost	Net Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$82,805	$82,805	$2	$(1,496)	$81,311
Non-mortgage-backed securities	82,805	82,805	2	(1,496)	81,311
Mortgage-backed securities:
U.S. obligation MBS	89,563	89,563	—	(1,123)	88,440
GSE MBS	3,168,970	3,168,970	4,379	(23,469)	3,149,880
Mortgage-backed securities	3,258,533	3,258,533	4,379	(24,592)	3,238,320
TOTAL	$3,341,338	$3,341,338	$4,381	$(26,088)	$3,319,631

Held-to-maturity securities by major security type as of December 31, 2019 are summarized in Table 3.10 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $4,324,000 as of December 31, 2019.

Table 3.10

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of March 31, 2020 and December 31, 2019 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	03/31/2020			12/31/2019
	Amortized Cost	Net Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	82,805	82,805	81,311	82,805	82,805	80,854
Non-mortgage-backed securities	82,805	82,805	81,311	82,805	82,805	80,854
Mortgage-backed securities	3,258,533	3,258,533	3,238,320	3,487,153	3,487,153	3,476,084
TOTAL	$3,341,338	$3,341,338	$3,319,631	$3,569,958	$3,569,958	$3,556,938

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. FHLBank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Note 2 for additional information.

During the three months ended March 31, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments. To evaluate investment securities for credit loss as of March 31, 2020, FHLBank employed the following methodologies, based on the type of security.

FHLBank's available-for-sale and held-to-maturity securities are principally certificates of deposit, U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. FHLBank only purchases securities considered investment quality. As of March 31, 2020, all of FHLBank's available-for-sale securities and held-to-maturity securities were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities, if applicable.

FHLBank evaluates available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). As of March 31, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, FHLBank has not experienced any payment defaults on the instruments. In addition, all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities as of March 31, 2020.

FHLBank evaluates its held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of March 31, 2020, FHLBank had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2020 and December 31, 2019, FHLBank had advances outstanding at interest rates ranging from 0.09 percent to 7.41 percent and 0.96 percent to 7.41 percent, respectively. Table 4.1 presents advances summarized by redemption term as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $40,265,000 and $45,637,000 as of March 31, 2020 and December 31, 2019, respectively.

Table 4.1

	03/31/2020		12/31/2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,856,757	1.11%	$13,188,118	1.88%
Due after one year through two years	2,640,111	1.85	10,448,433	1.96
Due after two years through three years	1,240,159	1.95	1,254,153	2.27
Due after three years through four years	1,130,479	2.24	1,067,662	2.42
Due after four years through five years	1,568,352	1.79	1,208,854	2.22
Thereafter	11,919,990	1.63	3,004,835	2.25
Total par value	31,355,848	1.48%	30,172,055	1.99%
Discounts	(5,688)		(1,807)
Hedging adjustments	327,923		71,067
TOTAL	$31,678,083		$30,241,315

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of March 31, 2020 and December 31, 2019 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	03/31/2020	12/31/2019	03/31/2020	12/31/2019
Due in one year or less	$24,917,487	$24,271,238	$13,878,057	$14,053,068
Due after one year through two years	853,053	1,133,077	2,786,661	10,637,833
Due after two years through three years	776,494	728,429	1,583,159	1,524,153
Due after three years through four years	839,249	764,990	1,272,229	1,215,412
Due after four years through five years	982,582	686,594	1,663,752	1,304,254
Thereafter	2,986,983	2,587,727	10,171,990	1,437,335
TOTAL PAR VALUE	$31,355,848	$30,172,055	$31,355,848	$30,172,055

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of March 31, 2020 and December 31, 2019 (in thousands):

Table 4.3

Redemption Term	03/31/2020	12/31/2019
Fixed rate:
Due in one year or less	$3,057,383	$2,691,528
Due after one year	6,453,279	5,912,124
Total fixed rate	9,510,662	8,603,652
Variable rate:
Due in one year or less	9,799,374	10,496,590
Due after one year	12,045,812	11,071,813
Total variable rate	21,845,186	21,568,403
TOTAL PAR VALUE	$31,355,848	$30,172,055

Credit Risk Exposure and Security Terms: FHLBank's advances are primarily made to member financial institutions, including commercial banks and insurance companies. FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding.

In addition, FHLBank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, FHLBank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:

▪	One-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;

▪	Loans and securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);

▪	Cash or deposits in FHLBank;

▪	Certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that FHLBank can perfect a security interest in it; and

▪	Certain qualifying securities representing undivided equity interests in eligible advance collateral.

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral discounts, or haircuts, to the market value or unpaid principal balance of the collateral, as applicable. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small business, agriculture loans, and community development loans. FHLBank capital stock owned by each borrower is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition, and performance; borrowing capacity; and overall credit exposure to the borrower. FHLBank can also require additional or substitute collateral to protect its security interest. FHLBanks also have policies and procedures for validating the reasonableness of their collateral valuations. In addition, collateral verifications and on-site reviews are performed by FHLBank based on the risk profile of the borrower. FHLBank management believes that these policies effectively manage credit risk from advances.

FHLBank either allows a borrower to retain physical possession of the collateral assigned to it, or requires the borrower to specifically assign or place physical possession of the collateral with FHLBank or its safekeeping agent. FHLBank perfects its security interest in all pledged collateral. The Federal Home Loan Bank Act of 1932, as amended, (Bank Act) states that any security interest granted to an FHLBank by a borrower will have priority over the claims or rights of any other party, except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of March 31, 2020 and December 31, 2019, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2020 and December 31, 2019, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three months ended March 31, 2020 and 2019.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of March 31, 2020, and therefore no allowance for credit losses on advances was recorded. For the same reasons, FHLBank did not record any allowance for credit losses on advances as of December 31, 2019.

NOTE 5 – MORTGAGE LOANS

Mortgage loans held for portfolio consist of loans obtained through the MPF Program and are either conventional mortgage loans or government-guaranteed or -insured mortgage loans. Under the MPF Program, the FHLBank purchases single-family mortgage loans that are originated or acquired by participating financial institutions (PFIs). These mortgage loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2020 and December 31, 2019 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $54,348,000 and $52,358,000 as of March 31, 2020 and December 31, 2019, respectively.

Table 5.1

	03/31/2020	12/31/2019
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,408,353	$1,347,385
Fixed rate, long-term, single-family mortgages	9,450,297	9,128,268
Total unpaid principal balance	10,858,650	10,475,653
Premiums	162,466	155,793
Discounts	(2,347)	(2,503)
Deferred loan costs, net	174	184
Other deferred fees	(36)	(38)
Hedging adjustments	5,729	4,905
Total before Allowance for Credit Losses on Mortgage Loans	11,024,636	10,633,994
Allowance for Credit Losses on Mortgage Loans[2]	(6,468)	(985)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$11,018,168	$10,633,009

[1]	Medium-term defined as a term of 15 years or less at origination.

[2]
Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000 (see Table 5.5).

Table 5.2 presents information as of March 31, 2020 and December 31, 2019 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2020	12/31/2019
Conventional loans	$10,247,783	$9,849,542
Government-guaranteed or -insured loans	610,867	626,111
TOTAL UNPAID PRINCIPAL BALANCE	$10,858,650	$10,475,653

Credit Enhancements: FHLBank's allowance for credit losses considers the credit enhancements associated with conventional mortgage loans under the MPF Program. Credit enhancements may include primary mortgage insurance, supplemental mortgage insurance and the credit enhancement amount plus any recoverable performance-based credit enhancement fees (for certain MPF loans). Potential recoveries from credit enhancements for conventional loans are evaluated at the individual master commitment level to determine the credit enhancements available to recover losses on loans under each individual master commitment.

Conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so that the risk of loss is limited to the losses within FHLBank's risk tolerance. FHLBank and its PFIs share the risk of credit losses on conventional loans, by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any primary mortgage insurance, credit losses on mortgage loans in a master commitment are then absorbed by FHLBank’s First Loss Account. If applicable to the MPF product, FHLBank will withhold a PFI’s scheduled performance-based credit enhancement fee in order to reimburse FHLBank for any losses allocated to the First Loss Account. If the First Loss Account is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon credit enhancement amount. Thereafter, any remaining credit losses are absorbed by FHLBank.

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor the migration of past due loans. Past due loans are those where the borrower has failed to make timely payments of principal and/or interest in accordance with the terms of the loan. Other delinquency statistics include non-accrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of March 31, 2020 (dollar amounts in thousands):

Table 5.3

	03/31/2020
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2016	2016	2017	2018	2019	2020
Amortized Cost:[1]
Past due 30-59 days delinquent	$26,537	$4,645	$7,718	$8,670	$11,031	$—	$58,601	$15,284	$73,885
Past due 60-89 days delinquent	6,883	607	1,209	873	912	—	10,484	5,485	15,969
Past due 90 days or more delinquent	5,697	825	1,278	3,237	—	—	11,037	7,701	18,738
Total past due	39,117	6,077	10,205	12,780	11,943	—	80,122	28,470	108,592
Total current loans	2,702,728	869,155	1,080,872	1,307,221	3,668,111	697,256	10,325,343	590,701	10,916,044
Total mortgage loans	$2,741,845	$875,232	$1,091,077	$1,320,001	$3,680,054	$697,256	$10,405,465	$619,171	$11,024,636

Other delinquency statistics:
In process of foreclosure[2]							$3,441	$2,922	$6,363
Serious delinquency rate[3]							0.1%	1.2%	0.2%
Past due 90 days or more and still accruing interest							$—	$7,701	$7,701
Loans on non-accrual status[4]							$15,157	$—	$15,157

[1]	Excludes accrued interest receivable.

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

[4]
Loans on non-accrual status include $1,361,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Table 5.4 presents the payment status based on recorded investment as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2019 (dollar amounts in thousands):

Table 5.4

	12/31/2019
	Conventional Loans	Government Loans	Total
Recorded investment:[1]
Past due 30-59 days delinquent	$59,226	$15,515	$74,741
Past due 60-89 days delinquent	7,561	6,128	13,689
Past due 90 days or more delinquent	11,813	8,778	20,591
Total past due	78,600	30,421	109,021
Total current loans	9,969,930	607,400	10,577,330
Total recorded investment	$10,048,530	$637,821	$10,686,351

Other delinquency statistics:
In process of foreclosure[2]	$3,352	$2,730	$6,082
Serious delinquency rate[3]	0.1%	1.4%	0.1%
Past due 90 days or more and still accruing interest	$—	$8,778	$8,778
Loans on non-accrual status[4]	$14,923	$—	$14,923

[1]	Includes accrued interest receivable.

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

[4]
Loans on non-accrual status include $1,219,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans are evaluated collectively when similar risk characteristics exists. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a model that discounts projected cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior experience. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses.

Certain conventional loans may be evaluated for credit losses using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. FHLBank may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model(s). The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. FHLBank records a direct charge-off of the loan balance, if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2020 and 2019.

Table 5.5

	Three Months Ended
	03/31/2020	03/31/2019
Balance, beginning of the period	$985	$812
Adjustment for cumulative effect of accounting change	6,123	—
Net (charge-offs) recoveries	96	(66)
Provision (reversal) for credit losses	(736)	78
Balance, end of the period	$6,468	$824

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of March 31, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2020 and December 31, 2019 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2020			12/31/2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$18,927,900	$25,165	$291,756	$16,448,512	$23,462	$80,398
Total derivatives designated as hedging relationships	18,927,900	25,165	291,756	16,448,512	23,462	80,398
Derivatives not designated as hedging instruments:
Interest rate swaps	2,731,000	362	75,061	3,099,622	736	26,285
Interest rate caps/floors	762,500	262	—	1,130,000	117	—
Mortgage delivery commitments	910,677	934	7,798	221,800	495	25
Total derivatives not designated as hedging instruments	4,404,177	1,558	82,859	4,451,422	1,348	26,310
TOTAL	$23,332,077	26,723	374,615	$20,899,934	24,810	106,708
Netting adjustments and cash collateral[1]		176,726	(366,045)		129,994	(106,506)
DERIVATIVE ASSETS AND LIABILITIES		$203,449	$8,570		$154,804	$202

[1]
Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $543,571,000 and $236,700,000 as of March 31, 2020 and December 31, 2019, respectively. Cash collateral received was $800,000 and $200,000 as of March 31, 2020 and December 31, 2019, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended March 31, 2020 and 2019, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$130,887	$24,294	$92,951	$150,742
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(260,132)	$(360,283)	$18,523	$45,446
Hedged items[2]	256,842	344,143	(15,690)	(39,825)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(3,290)	$(16,140)	$2,833	$5,621

	3/31/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$187,609	$15,396	$148,991	$158,157
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(33,072)	$(44,192)	$32	$9,705
Hedged items[2]	39,502	42,113	(30)	(13,549)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$6,430	$(2,079)	$2	$(3,844)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2020 and December 31, 2019 (in thousands):

Table 6.3

03/31/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,568,718	$323,770	$4,153	$327,923
Available-for-sale securities	7,593,439	420,968	—	420,968
Consolidated obligation discount notes	(3,993,727)	(15,540)	—	(15,540)
Consolidated obligation bonds	(2,757,036)	(66,215)	—	(66,215)

12/31/2019
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,951,445	$69,643	$1,424	$71,067
Available-for-sale securities	7,155,712	79,141	—	79,141
Consolidated obligation bonds	(3,270,635)	(26,389)	—	(26,389)

[1]
Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).

[2]	Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding gains and losses on derivatives and hedging activities recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2020	03/31/2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(111,715)	$(19,185)
Interest rate caps/floors	145	(626)
Net interest settlements	(5,154)	(296)
Mortgage delivery commitments	(5,528)	1,635
Consolidated obligation discount note commitments	—	(70)
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(122,252)	$(18,542)

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $617,000 and $211,000 as of March 31, 2020 and December 31, 2019, respectively. The counterparty was different for each period.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2020 and December 31, 2019.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 7.1 details the types of deposits held by FHLBank as of March 31, 2020 and December 31, 2019 (in thousands):

Table 7.1

	03/31/2020	12/31/2019
Interest-bearing:
Demand	$433,061	$383,197
Overnight	365,400	280,300
Term	1,000	—
Total interest-bearing	799,461	663,497
Non-interest-bearing:
Other	175,936	127,143
Total non-interest-bearing	175,936	127,143
TOTAL DEPOSITS	$975,397	$790,640

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents the FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

Table 8.1

	03/31/2020		12/31/2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,467,750	1.11%	$15,991,800	1.79%
Due after one year through two years	5,970,950	1.66	6,318,350	1.90
Due after two years through three years	1,758,400	2.01	1,375,000	2.11
Due after three years through four years	1,017,200	2.11	1,285,900	2.39
Due after four years through five years	1,367,700	2.02	1,223,350	2.40
Thereafter	6,052,300	2.52	5,776,300	2.78
Total par value	33,634,300	1.58%	31,970,700	2.05%
Premiums	50,201		34,789
Discounts	(3,858)		(3,357)
Concession fees	(16,803)		(15,207)
Hedging adjustments	66,215		26,389
TOTAL	$33,730,055		$32,013,314

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. The FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2020 and December 31, 2019 includes callable bonds totaling $8,161,500,000 and $8,891,500,000, respectively. FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, FHLBank also enters into interest rate swap agreements (in which FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows FHLBank to obtain attractively priced variable rate financing. Table 8.2 summarizes the FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2020 and December 31, 2019 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	03/31/2020	12/31/2019
Due in one year or less	$25,629,250	$24,583,300
Due after one year through two years	5,495,950	5,148,350
Due after two years through three years	938,400	615,000
Due after three years through four years	493,700	682,400
Due after four years through five years	456,200	356,850
Thereafter	620,800	584,800
TOTAL PAR VALUE	$33,634,300	$31,970,700

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2020 and December 31, 2019 (in thousands):

Table 8.3

	03/31/2020	12/31/2019
Simple variable rate	$18,038,000	$16,017,000
Fixed rate	15,546,300	15,573,700
Step	50,000	110,000
Variable rate with cap	—	220,000
Fixed to variable rate	—	50,000
TOTAL PAR VALUE	$33,634,300	$31,970,700

Consolidated Discount Notes: Table 8.4 summarizes the FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2020	$25,563,980	$25,586,959	1.17%

December 31, 2019	$27,447,911	$27,510,042	1.54%

[1]	Represents yield to maturity excluding concession fees.

NOTE 9 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis by clearing agent by Clearinghouse, or by counterparty, when it has met the netting requirements. For these financial instruments, FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, and associated accrued interest.

FHLBank has analyzed the enforceability of offsetting rights incorporated in its cleared derivative transactions and determined that the exercise of those offsetting rights by a non-defaulting party under these transactions should be upheld under applicable law upon an event of default including a bankruptcy, insolvency, or similar proceeding involving the Clearinghouse or clearing agent, or both. Based on this analysis, FHLBank presents a net derivative receivable or payable for all of its transactions through a particular clearing agent with a particular Clearinghouse.

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019 (in thousands):

Table 9.1

03/31/2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$22,162	$(19,823)	$2,339	$(934)	$1,405
Cleared derivatives	4,561	196,549	201,110	—	201,110
Total derivative assets	26,723	176,726	203,449	(934)	202,515
Securities purchased under agreements to resell	2,700,000	—	2,700,000	(2,700,000)	—
TOTAL	$2,726,723	$176,726	$2,903,449	$(2,700,934)	$202,515

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 9.2

12/31/2019
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$21,749	$(14,424)	$7,325	$(495)	$6,830
Cleared derivatives	3,061	144,418	147,479	—	147,479
Total derivative assets	24,810	129,994	154,804	(495)	154,309
Securities purchased under agreements to resell	4,750,000	—	4,750,000	(4,750,000)	—
TOTAL	$4,774,810	$129,994	$4,904,804	$(4,750,495)	$154,309

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of the FHLBank’s master netting arrangements or similar agreements as of March 31, 2020 and December 31, 2019 (in thousands):

Table 9.3

03/31/2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$370,366	$(361,796)	$8,570	$(7,798)	$772
Cleared derivatives	4,249	(4,249)	—	—	—
Total derivative liabilities	374,615	(366,045)	8,570	(7,798)	772
TOTAL	$374,615	$(366,045)	$8,570	$(7,798)	$772

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Table 9.4

12/31/2019
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$105,468	$(105,266)	$202	$(25)	$177
Cleared derivatives	1,240	(1,240)	—	—	—
Total derivative liabilities	106,708	(106,506)	202	(25)	177
TOTAL	$106,708	$(106,506)	$202	$(25)	$177

[1]
Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

NOTE 10 – CAPITAL

Capital Requirements: FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the FHFA's capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.

•
Risk-based capital. FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the FHFA. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by FHLBank to satisfy its risk-based capital requirement. The FHFA may require FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the FHFA has not placed any such requirement on FHLBank to date.

•
Total regulatory capital. The GLB Act requires FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio. Total regulatory capital is defined as the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

•
Leverage capital. FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times, divided by total assets.

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

Table 10.1

	03/31/2020		12/31/2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$407,775	$2,335,377	$486,650	$2,319,531
Total regulatory capital-to-asset ratio	4.0%	4.4%	4.0%	4.4%
Total regulatory capital	$2,527,581	$2,785,298	$2,531,066	$2,768,680
Leverage capital ratio	5.0%	6.3%	5.0%	6.2%
Leverage capital	$3,159,476	$3,952,986	$3,163,833	$3,928,446

Mandatorily Redeemable Capital Stock: FHLBank is a cooperative whose members own most of FHLBank’s capital stock. Former members (including certain non-members that own FHLBank capital stock as a result of merger or acquisition, relocation, charter termination, or involuntary termination of an FHLBank member) own the remaining capital stock to support business transactions still carried on FHLBank's Statements of Condition. Shares cannot be purchased or sold except between FHLBank and its members at a price equal to the $100 per share par value. If a member cancels its written notice of redemption or notice of withdrawal, FHLBank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2020 and 2019 (in thousands):

Table 10.2

	Three Months Ended
	03/31/2020	03/31/2019
Balance, beginning of period	$2,415	$3,597
Capital stock subject to mandatory redemption reclassified from equity during the period	305,957	23,915
Capital stock redemption cancellations reclassified to equity during the period	(100,647)	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(205,359)	(24,006)
Stock dividend classified as mandatorily redeemable capital stock during the period	24	42
Balance, end of period	$2,390	$3,548

Table 10.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of March 31, 2020 and December 31, 2019 (in thousands). The year of redemption in Table 10.3 is the end of the redemption period in accordance with FHLBank’s capital plan. FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after FHLBank receives notice for withdrawal from the member. Additionally, FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 10.3

Contractual Year of Repurchase	03/31/2020	12/31/2019
Year 1	$—	$—
Year 2	1	1
Year 3	868	869
Year 4	—	—
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	1,521	1,545
TOTAL	$2,390	$2,415

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if the FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause the FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2020, the FHLBank’s excess stock was less than one percent of total assets.

Capital Classification Determination: The FHFA determines each FHLBank’s capital classification on at least a quarterly basis. If an FHLBank is determined to be other than adequately capitalized, that FHLBank becomes subject to additional supervisory authority by the FHFA. Before implementing a reclassification, the Director of the FHFA is required to provide an FHLBank with written notice of the proposed action and an opportunity to submit a response. As of the most recent review by the FHFA, FHLBank Topeka was classified as adequately capitalized.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended March 31, 2020 and 2019 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2018	$19,068	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	11,848		11,848
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		73	73
Net current period other comprehensive income (loss)	11,848	73	11,921
Balance at March 31, 2019	$30,916	$(3,302)	$27,614

Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(92,608)		(92,608)
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[2]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[1]		26	26
Net current period other comprehensive income (loss)	(94,131)	26	(94,105)
Balance at March 31, 2020	$(67,343)	$(1,976)	$(69,319)

[1]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

[2]	Recorded in “Net gains (losses) on sale of available-for-sale securities” non-interest income on the Statements of Income. Amount represents a credit (increase to other income (loss)).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2020 and December 31, 2019. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

Fair Value Hierarchy: The fair value hierarchy requires FHLBank to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability. FHLBank must disclose the level within the fair value hierarchy in which the measurements are classified for all assets and liabilities.

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

•
Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that FHLBank can access on the measurement date. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2020 and 2019.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2020 and December 31, 2019. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2020 and December 31, 2019 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	03/31/2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$451,670	$451,670	$451,670	$—	$—	$—
Interest-bearing deposits	1,196,813	1,196,813	—	1,196,813	—	—
Securities purchased under agreements to resell	2,700,000	2,700,000	—	2,700,000	—	—
Federal funds sold	1,655,000	1,655,000	—	1,655,000	—	—
Trading securities	3,177,991	3,177,991	—	3,177,991	—	—
Available-for-sale securities	7,526,096	7,526,096	—	7,526,096	—	—
Held-to-maturity securities	3,341,338	3,319,631	—	3,238,320	81,311	—
Advances	31,678,083	31,730,957	—	31,730,957	—	—
Mortgage loans held for portfolio, net of allowance	11,018,168	11,584,130	—	11,582,673	1,457	—
Accrued interest receivable	143,873	143,873	—	143,873	—	—
Derivative assets	203,449	203,449	—	26,723	—	176,726
Liabilities:
Deposits	975,397	975,397	—	975,397	—	—
Consolidated obligation discount notes	25,563,980	25,582,865	—	25,582,865	—	—
Consolidated obligation bonds	33,730,055	33,926,405	—	33,926,405	—	—
Mandatorily redeemable capital stock	2,390	2,390	2,390	—	—	—
Accrued interest payable	87,799	87,799	—	87,799	—	—
Derivative liabilities	8,570	8,570	—	374,615	—	(366,045)
Other Asset (Liability):
Industrial revenue bonds	35,000	36,936	—	36,936	—	—
Financing obligation payable	(35,000)	(36,936)	—	(36,936)	—	—

[1]
Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Table 12.2

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

[1]
Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2020 and December 31, 2019 (in thousands).

Table 12.3

	03/31/2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$275,055	$—	$275,055	$—	$—
U.S. Treasury obligations	1,570,261	—	1,570,261	—	—
GSE obligations	433,576	—	433,576	—	—
GSE MBS	899,099	—	899,099	—	—
Total trading securities	3,177,991	—	3,177,991	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,353,696	—	4,353,696	—	—
GSE MBS	3,172,400	—	3,172,400	—	—
Total available-for-sale securities	7,526,096	—	7,526,096	—	—
Derivative assets:
Interest-rate related	202,515	—	25,789	—	176,726
Mortgage delivery commitments	934	—	934	—	—
Total derivative assets	203,449	—	26,723	—	176,726
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,907,536	$—	$10,730,810	$—	$176,726

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$772	$—	$366,817	$—	$(366,045)
Mortgage delivery commitments	7,798	—	7,798	—	—
Total derivative liabilities	8,570	—	374,615	—	(366,045)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$8,570	$—	$374,615	$—	$(366,045)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,463	$—	$—	$1,463	$—
Real estate owned	17	—	—	17	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,480	$—	$—	$1,480	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Includes assets adjusted to fair value during the three months ended March 31, 2020 and still outstanding as of March 31, 2020.

Table 12.4

	12/31/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,530,518	$—	$1,530,518	$—	$—
GSE obligations	416,025	—	416,025	—	—
GSE MBS	866,019	—	866,019	—	—
Total trading securities	2,812,562	—	2,812,562	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,261,791	—	4,261,791	—	—
GSE MBS	2,920,709	—	2,920,709	—	—
Total available-for-sale securities	7,182,500	—	7,182,500	—	—
Derivative assets:
Interest-rate related	154,309	—	24,315	—	129,994
Mortgage delivery commitments	495	—	495	—	—
Total derivative assets	154,804	—	24,810	—	129,994
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,149,866	$—	$10,019,872	$—	$129,994

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$177	$—	$106,683	$—	$(106,506)
Mortgage delivery commitments	25	—	25	—	—
Total derivative liabilities	202	—	106,708	—	(106,506)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$202	$—	$106,708	$—	$(106,506)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,909	$—	$—	$1,909	$—
Real estate owned	144	—	—	144	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,053	$—	$—	$2,053	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Includes assets adjusted to fair value during the year ended December 31, 2019 and still outstanding as of December 31, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $1,115,448,699,000 and $966,413,924,000 as of March 31, 2020 and December 31, 2019, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among FHLBanks. As described above, FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of March 31, 2020, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2020 and December 31, 2019, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	03/31/2020			12/31/2019
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,732,084	$7,935	$4,740,019	$4,764,724	$4,335	$4,769,059
Advance commitments outstanding	61,688	18,632	80,320	64,282	15,693	79,975
Commitments for standby bond purchases	214,751	483,789	698,540	—	701,392	701,392
Commitments to fund or purchase mortgage loans	910,677	—	910,677	221,800	—	221,800
Commitments to issue consolidated bonds, at par	210,000	—	210,000	—	—	—
Commitments to issue consolidated discount notes, at par	—	—	—	411,161	—	411,161

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2024. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,388,000 and $1,470,000 as of March 31, 2020 and December 31, 2019, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond. The bond purchase commitments entered into by FHLBank expire no later than 2022, though some are renewable at the option of FHLBank. As of March 31, 2020 and December 31, 2019, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the three months ended March 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par prior to March 31, 2020. FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2019.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(6,864,000) and $470,000 as of March 31, 2020 and December 31, 2019, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

NOTE 14 – TRANSACTIONS WITH STOCKHOLDERS

FHLBank is a cooperative whose members own most of the capital stock of FHLBank and generally receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. Nearly all outstanding advances are with current members, and the majority of outstanding mortgage loans held for portfolio were purchased from current or former members. FHLBank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases.

Transactions with members are entered into in the ordinary course of business. In instances where members also have officers or directors who are directors of FHLBank, transactions with those members are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as other transactions with members. For financial reporting and disclosure purposes, FHLBank defines related parties as FHLBank directors’ financial institutions and members with capital stock investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock.

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands). None of the officers or directors of these members currently serve on FHLBank’s board of directors.

Table 14.1

03/31/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$431,950	31.9%	$432,450	24.0%
BOKF, N.A.	OK	68,664	15.3	247,000	18.2	315,664	17.5
TOTAL		$69,164	15.4%	$678,950	50.1%	$748,114	41.5%

Table 14.2

12/31/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$385,825	29.2%	$386,325	21.8%
BOKF, N.A.	OK	184,282	41.0	202,000	15.3	386,282	21.8
TOTAL		$184,782	41.1%	$587,825	44.5%	$772,607	43.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2020 and December 31, 2019 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	03/31/2020		12/31/2019		03/31/2020		12/31/2019
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$9,610,000	30.6%	$8,585,000	28.5%	$1,217	0.1%	$1,030	0.1%
BOKF, N.A.	5,500,000	17.5	4,500,000	14.9	19,760	2.0	22,457	2.9
TOTAL	$15,110,000	48.1%	$13,085,000	43.4%	$20,977	2.1%	$23,487	3.0%

For the three months ended March 31, 2020, BOKF, N.A. sold $6,936,000 of mortgage loans into the MPF Program. BOKF, N.A. did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2019. MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2020 and 2019.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of March 31, 2020 and December 31, 2019 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	03/31/2020		12/31/2019
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$143,302	0.5%	$178,945	0.6%

Deposits	$16,765	1.7%	$15,748	2.0%

Class A Common Stock	$4,671	1.0%	$6,467	1.4%
Class B Common Stock	5,269	0.4	5,571	0.4
TOTAL CAPITAL STOCK	$9,940	0.6%	$12,038	0.7%

Table 14.5 presents mortgage loans acquired during the three months ended March 31, 2020 and 2019 for members that had an officer or director serving on FHLBank’s board of directors in 2020 or 2019 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended
	03/31/2020		03/31/2019
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$46,109	5.2%	$23,080	4.8%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2019, which includes audited financial statements and related notes for the year ended December 31, 2019. Our MD&A includes the following sections:

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, standby letters of credit, and Acquired Members Assets (AMA), at levels determined by management with the Board of Director’s approval and within the ranges stipulated in our Capital Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings. In the past, capital stock also increased when members sold additional mortgage loans to us; however, members are no longer required to purchase capital stock for AMA activity, as the mortgage loans are supported by the retained earnings of FHLBank (former members previously required to purchase AMA activity-based stock are subject to the prior requirement as long as there are unpaid principal balances outstanding). At our discretion, we may repurchase excess stock resulting from a decline in a member’s advances. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

True to our mission, we provide a reliable source of funding for members during times of economic stability and periods of crisis. While the nation has seen a fair number of market disruptions during our long history, management believes the speed of the tightening of financial conditions related to the COVID-19 pandemic is unprecedented. While our income is lower than anticipated, a significant portion of the decline in net income in the first quarter of 2020 was the result of losses in fair values. Although market volatility cannot be predicted, the losses are expected to be reversed with market changes in the future. At no time during the first quarter of 2020 did the COVID-19 pandemic affect our balance sheet liquidity or access to the debt markets in such a manner that caused us to be unable to meet the liquidity needs of members. We have continually operated without significant operational difficulties or disruptions during the COVID-19 pandemic, with most employees working remotely since mid-March. At this time, management cannot predict when our full employee base will return to work in our offices or the potential impact of the COVID-19 pandemic to members, counterparties, vendors, and other third parties upon which we rely to conduct business. We will comply with state and local guidelines as we plan our transition back to the office, which will include a phased approach to the lifting of restrictions.

Due to stress in the financial markets associated with the COVID-19 pandemic, we made temporary changes to assist our members including increased flexibility for collateral through acceptance of various types of forbearance plans and loan modification agreements, including those with electronic signatures. For MPF customers, we waived delivery commitment extension fees through April 15, 2020 and eased certain underwriting, documentation and payment requirements for those impacted by the pandemic. Additional measures taken beginning in April 2020 include easing certain advance and collateral requirements. Starting on April 22, 2020, we began offering $1.5 billion in zero-cost and $1.5 billion in low-rate funding to help members serve their customers affected by the pandemic. We worked with the Federal Reserve to allow members to pledge their newly created Paycheck Protection Program (PPP) loans to the Federal Reserve Bank of Kansas City. Additionally, beginning May 7, 2020, members may pledge Small Business Administration (SBA) PPP loans to us as collateral. We continue to monitor the progress of the pandemic and are committed to assisting our members and their communities as impacts related to the pandemic continue to unfold.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2020	12/31/2019	09/30/2019	06/30/2019	03/31/2019
Statement of Condition (as of period end):
Total assets	$63,189,513	$63,276,654	$57,131,130	$60,078,297	$57,427,696
Investments[1]	19,597,238	20,086,473	16,248,522	19,442,680	18,522,066
Advances	31,678,083	30,241,315	30,634,583	31,099,119	29,862,995
Mortgage loans, net[2]	11,018,168	10,633,009	9,833,763	9,192,097	8,701,250
Total liabilities	60,475,924	60,485,603	54,472,808	57,497,604	54,948,846
Deposits	975,397	790,640	756,376	589,543	544,500
Consolidated obligation discount notes, net[3]	25,563,980	27,447,911	21,044,232	27,163,395	26,785,113
Consolidated obligation bonds, net[3]	33,730,055	32,013,314	32,441,885	29,516,980	27,400,165
Total consolidated obligations, net[3]	59,294,035	59,461,225	53,486,117	56,680,375	54,185,278
Mandatorily redeemable capital stock	2,390	2,415	2,477	2,750	3,548
Total capital	2,713,589	2,791,051	2,658,322	2,580,693	2,478,850
Capital stock	1,802,296	1,766,456	1,670,690	1,598,504	1,508,396
Total retained earnings	980,612	999,809	972,948	950,276	942,840
AOCI	(69,319)	24,786	14,684	31,913	27,614
Statement of Income (for the quarterly period ended):
Net interest income	55,086	69,404	74,415	49,230	63,015
Provision (reversal) for credit losses on mortgage loans	(736)	(122)	393	38	78
Other income (loss)	(23,229)	7,438	(1,507)	4,368	12,674
Other expenses	19,443	18,880	18,633	18,313	16,990
Income before assessments	13,150	58,084	53,882	35,247	58,621
Affordable Housing Program (AHP) assessments	1,318	5,811	5,391	3,529	5,866
Net income	11,832	52,273	48,491	31,718	52,755
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	70	72	70	68	71
Dividends paid in stock[4]	24,836	25,340	25,749	24,214	23,866
Weighted average dividend rate[5]	5.94%	6.14%	6.61%	6.56%	6.56%
Dividend payout ratio[6]	210.50%	48.61%	53.25%	76.55%	45.37%
Return on average equity	1.75%	7.82%	7.54%	5.13%	8.77%
Return on average assets	0.08%	0.35%	0.33%	0.22%	0.40%
Average equity to average assets	4.44%	4.52%	4.36%	4.37%	4.54%
Net interest margin[7]	0.36%	0.47%	0.51%	0.35%	0.48%
Total capital ratio[8]	4.29%	4.41%	4.65%	4.30%	4.32%
Regulatory capital ratio[9]	4.41%	4.38%	4.63%	4.25%	4.27%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $6,468,000, $985,000, $905,000, $858,000 and $824,000 as of March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively. Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $24,000, $26,000, $30,000, $40,000 and $43,000 for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

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

Net income decreased $41.0 million, or 77.6 percent, to $11.8 million for the three months ended March 31, 2020 compared to $52.8 million for the three months ended March 30, 2019. The decrease was largely due to unrealized net losses on trading securities and derivatives that do not qualify for hedge accounting (economic derivatives) and, to a smaller degree, a decrease in net interest income. The temporary declines in the fair values of derivatives resulted from market volatility related to the COVID-19 pandemic, as spreads between investments and their associated swaps widened considerably, therefore impacting fair values at the end of the quarter, which are recorded in net interest income for qualifying hedges. Net interest settlements on interest rate swaps declined as interest rates declined, which impacted net interest income for qualifying hedges and other income for economic swaps.

Net interest income decreased $7.9 million, or 12.6 percent, to $55.1 million for the quarter ended March 31, 2020 compared to $63.0 million for the same period in 2019, due to the negative impact of fair value hedges and tightening of portfolio spreads on mortgage assets due to factors related to the decline in market interest rates, including accelerated amortization of mortgage loan premiums and concessions on called consolidation obligation bonds, offset somewhat by the lower cost of debt refinanced towards the end of 2019 and early in the current quarter. The debt refinanced in March 2020 will provide a benefit in future periods, but the net result of increased amortization for the current period was a decline in net interest income.

Total assets remained relatively flat between periods, from $63.3 billion at December 31, 2019 to $63.2 billion at March 31, 2020, but the asset composition shifted, as short-term assets declined $2.4 billion, or 28.9 percent, and advances grew by $1.4 billion, or 4.8 percent, and mortgage loans grew by $385.2 million, or 3.6 percent. Total liabilities decreased $9.7 million from December 31, 2019 to March 31, 2020 which corresponded with the slight decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, which corresponded with the decline in short-term assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, the Secured Overnight Financing Rate (SOFR), Prime, Treasury bills, or the overnight index swap (OIS) rate. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $77.5 million, or 2.8 percent, between periods primarily due to unrealized losses on available-for-sale securities and dividends paid in excess of net income for the quarter ended March 31, 2020, partially offset by an increase in required capital stock related to advance utilization.

The decrease in net income combined with an increase in average equity resulted in a return on average equity (ROE) of 1.75 percent for the three months ended March 31, 2020 compared to 8.77 percent for the prior year period. Dividends paid to members totaled $24.9 million for the three months ended March 31, 2020 compared to $23.9 million for the prior year. From March 31, 2019 to March 31, 2020, the dividend rate for Class A Common Stock remained at 2.25 percent and the dividend rate for Class B Common Stock decreased to 7.25 percent for the current period from 7.50 percent for the prior year period. The weighted average dividend rate for the quarter ended March 31, 2020 was 5.94 percent, which represented a dividend payout ratio of 210.5 percent, compared to a weighted average dividend rate of 6.56 percent and a payout ratio of 45.4 percent for the same period in 2019. Differences in the weighted average dividend rates between periods are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods, and the change in dividend rates. Other factors impacting the outstanding stock class mix during the first quarter of 2020 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2). The significant increase in payout ratios between periods was a result of the steep decline in net income from the aforementioned COVID-19 related market volatility. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be lower in the second quarter of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy.

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission achievement guidance. We intend to manage our balance sheet with an emphasis towards maintaining a primary mission asset ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less utilizing par balances (primary mission asset ratio) was 76 percent for the three months ended March 31, 2020. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that we will be unable to maintain the primary mission asset ratio at this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2020	03/31/2019	03/31/2020	12/31/2019	03/31/2019
Market Instrument	Three-month	Three-month	Ending	Ending	Ending
	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	1.23%	2.43%	0.01%	1.55%	2.65%
Federal funds effective rate[1]	1.23	2.40%	0.08	1.55	2.43
Federal Reserve interest rate on excess reserves[1]	1.24	2.40	0.10	1.55	2.40
3-month U.S. Treasury bill[1]	1.11	2.43	0.09	1.55	2.39
3-month LIBOR[1]	1.53	2.69	1.45	1.91	2.60
2-year U.S. Treasury note[1]	1.10	2.49	0.25	1.57	2.28
5-year U.S. Treasury note[1]	1.16	2.47	0.38	1.69	2.25
10-year U.S. Treasury note[1]	1.38	2.65	0.67	1.92	2.42
30-year residential mortgage note rate[1,2]	3.73	4.64	3.47	3.95	4.36

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the first quarter of 2020, the cost of FHLBank consolidated obligations as measured by the spread to comparative U.S. Treasury rates remained relatively stable, although the market volatility resulting from the COVID-19 pandemic widened spreads and the fixed-income market conditions became more challenging, with market participants favoring shorter-term obligations. In March 2020, the Federal Open Market Committee (FOMC) announced two emergency decreases to the Federal funds rate, bringing the target range to zero to 0.25 percent due to the anticipated negative impact of the COVID-19 pandemic on the U.S. economy.

The FOMC stated its intent to maintain this target range until it is confident that the economy has recovered from the downturn related to the COVID-19 pandemic and is on track to achieve its maximum employment and price stability goals. The FOMC stated its intent to continue its purchases of U.S. Treasuries and agency MBS as part of quantitative easing. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the United Kingdom's Financial Conduct Authority (FCA) announced that it planned to phase out the regulatory oversight of LIBOR interest rate indices by 2021. The FCA and the submitting LIBOR banks have indicated they will support the LIBOR indices through 2021 to allow for an orderly transition to an alternative reference rate. The Alternative Reference Rates Committee (ARRC) in the United States has proposed SOFR as its recommended alternative to US Dollar (USD) LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. As noted throughout this quarterly report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to USD LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2020.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended
	03/31/2020 vs. 03/31/2019
	Dollar Change	Percentage Change
Total interest income	$(72,633)	(19.5)%
Total interest expense	(64,704)	(20.9)
Net interest income	(7,929)	(12.6)
Provision (reversal) for credit losses on mortgage loans	(814)	(1,043.6)
Net interest income after mortgage loan loss provision	(7,115)	(11.3)
Net gains (losses) on trading securities	65,634	228.3
Net gains (losses) on derivatives and hedging activities	(103,710)	(559.3)
Other non-interest income	2,173	88.3
Total other income (loss)	(35,903)	(283.3)
Operating expenses	1,628	12.0
Other non-interest expenses	825	23.7
Total other expenses	2,453	14.4
AHP assessments	(4,548)	(77.5)
NET INCOME	$(40,923)	(77.6)%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended
	03/31/2020		03/31/2019
	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$84,334	28.1%	$112,037	30.0%
Advances	130,887	43.5	187,609	50.3
Mortgage loans held for portfolio	85,106	28.3	73,284	19.6
Other	354	0.1	384	0.1
TOTAL INTEREST INCOME	$300,681	100.0%	$373,314	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

While our income is lower than anticipated for the first quarter of 2020, a significant portion of the decline in net income in the first quarter of 2020 was the result of losses in fair values. At no time during the first quarter of 2020 did the COVID-19 pandemic affect our balance sheet liquidity or access to the debt markets in such a manner that caused us to be unable to meet the liquidity needs of members. We have continually operated without significant operational difficulties or disruptions during the initial stages of the COVID-19 pandemic in the first quarter, with most employees working remotely since mid-March. At this time, management cannot predict when our full employee base will return to work in our offices or the potential impact of the COVID-19 pandemic to members, counterparties, vendors, and other third parties upon which we rely to conduct business. We will comply with state and local guidelines as we plan our transition back to the office, which include a phased approach to the lifting of restrictions.

Net income decreased $41.0 million, or 77.6 percent, to $11.8 million for the three months ended March 31, 2020 compared to $52.8 million for the three months ended March 30, 2019. The decrease was largely due to unrealized net losses on trading securities and derivatives that do not qualify for hedge accounting (economic derivatives) and, to a smaller degree, a decrease in net interest income, which is discussed in greater detail below. The declines in the fair values of derivatives resulted from market volatility related to the COVID-19 pandemic as spreads between investments and their associated swaps widened considerably therefore impacting fair values at the end of the quarter. While we generally consider fair value fluctuations to be temporary and expect to recover these losses in future periods, the outlook for the remainder of 2020 is uncertain, so the fair values of our assets and derivatives could decline further or fail to recover for a prolonged period of time. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities can be found in this section under the heading "Net Gains (Losses) on Derivatives and Hedging Activities" and "Net Gains (Losses) On Trading Securities." Other expenses increased by $2.5 million from March 31, 2019 to March 31, 2020 primarily due to an increase in compensation and benefits, mortgage loan transaction fees due to the growth in the mortgage loan portfolio, and our proportionate share of FHFA and Office of Finance expenses.

Net Interest Income: Net interest income was $55.1 million for the quarter ended March 31, 2020 compared to $63.0 million for the same period in the prior year. The Federal Reserve’s rapid reduction in short-term interest rates and purchase of U.S. Treasury bonds in response to the pandemic-related market volatility resulted in declines across the interest rate curve, but most notably created margin compression on the short end, as overnight assets repriced downward faster than the liabilities funding them. The decline in long-term interest rates caused an increase in mortgage loan prepayments, which accelerated amortization of premiums on mortgage-related assets, thereby reducing net interest income. The $7.9 million, or 12.6 percent, decline in net interest income was also a result of fair value declines on qualifying hedges from COVID-19-related market volatility and declines in net interest settlements on qualifying hedges (see Tables 5 and 6). The decrease in long-term market interest rates allowed us to replace $4 billion of callable debt at a lower cost during the current quarter, resulting in accelerated amortization of concessions (broker fees). The refinanced debt will provide a benefit in future periods, but the net result of increased amortization for the current period was a decline in net interest income.

Yields: Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the three months ended March 31, 2020 was 1.98 percent compared to 2.83 percent for the three months ended March 31, 2019. The average cost of interest-bearing liabilities for the three months ended March 31, 2020 was 1.70 percent, compared to 2.47 percent for the three months ended March 31, 2019. Net interest margin declined by 12 basis points to 36 basis points for the three months ended March 31, 2020 compared to 48 basis points for the same period in the prior year due to spread compression driven largely by the changes in short-term interest rates, specifically as it relates to overnight assets funded with term debt, as the average cost of discount notes decreased 94 basis points during the current quarter compared to the prior year period and the average yield on short-term investments decreased 123 basis points over the same period (see Table 7). The fair value losses and decline in net interest settlements on qualifying hedges decreased net interest margin by eight basis points and net interest spread by seven basis points. The increase in net premium amortization on mortgage loans combined with the net premium amortization and accelerated concession amortization on consolidated obligations decreased net interest spread and net interest margin by five basis points each.

Average Balances: The average balance of interest-earning assets increased $7.6 billion, or 14.1 percent, for the three months ended March 31, 2020 compared to the same period in the prior year. This increase was due to a $4.0 billion, or 23.4 percent, increase in the average balance of investments, which consist of interest-bearing deposits, Federal funds sold, reverse repurchase agreements, and investment securities, and a $2.3 billion, or 27.0 percent, increase in the average balance of mortgage loans. The average balance of advances increased $1.2 billion, or 4.4 percent, during the first quarter of 2020 compared to the same period in the prior year almost entirely as a result of an increase the average balance of line of credit advances, partially offset by a decline in the average balance of term advances as members sought pricing efficiency in a declining rate environment. For further discussion of investments, advances and mortgage loans, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities (see Tables 9 and 10 under this Item 2) instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 5 and 6 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 5

	Three Months Ended 03/31/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,915)	$(5,780)	$—	$(5)	$2	$(7,698)
Net amortization/accretion of hedging activities	(258)	—	(982)	—	—	(1,240)
Net interest received (paid)	(1,117)	(10,360)	—	2,838	5,619	(3,020)
TOTAL	$(3,290)	$(16,140)	$(982)	$2,833	$5,621	$(11,958)

Table 6

	Three Months Ended 03/31/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(166)	$(3,674)	$—	$—	$(219)	$(4,059)
Net amortization/accretion of hedging activities	(807)	—	(460)	—	—	(1,267)
Net interest received (paid)	7,403	1,595	—	2	(3,625)	5,375
TOTAL	$6,430	$(2,079)	$(460)	$2	$(3,844)	$49

Table 7 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Three Months Ended
	03/31/2020			03/31/2019
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,451,820	$4,705	1.30%	$836,128	$5,170	2.51%
Securities purchased under agreements to resell	4,105,066	14,590	1.43	4,423,022	27,930	2.56
Federal funds sold	1,559,099	3,488	0.90	1,719,989	10,324	2.43
Investment securities[1]	14,069,587	61,551	1.76	10,190,398	68,613	2.73
Advances[1,2]	28,933,750	130,887	1.82	27,707,072	187,609	2.75
Mortgage loans[3,4]	10,846,508	85,106	3.16	8,537,768	73,284	3.48
Other interest-earning assets	54,294	354	2.62	49,229	384	3.16
Total earning assets	61,020,124	300,681	1.98	53,463,606	373,314	2.83
Other non-interest-earning assets	424,029			296,971
Total assets	$61,444,153			$53,760,577

Interest-bearing liabilities:
Deposits	$658,239	1,554	0.95	$513,230	2,688	2.12
Consolidated obligations[1]:
Discount Notes	25,100,421	92,951	1.49	24,874,122	148,991	2.43
Bonds	32,362,842	150,742	1.87	25,555,414	158,157	2.51
Other borrowings	60,181	348	2.33	69,428	463	2.70
Total interest-bearing liabilities	58,181,683	245,595	1.70	51,012,194	310,299	2.47
Capital and other non-interest-bearing funds	3,262,470			2,748,383
Total funding	$61,444,153			$53,760,577

Net interest income and net interest spread[5]		$55,086	0.28%		$63,015	0.36%

Net interest margin[6]			0.36%			0.48%

[1]	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

[2]	Advance income includes prepayment fees on terminated advances.

[3]
CE fee payments are netted against interest earnings on the mortgage loans. The expense related to CE fee payments to PFIs was $2.0 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

[4]	Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.

[5]	Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

[6]	Net interest margin is defined as net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 8 summarizes changes in interest income and interest expense (in thousands):

Table 8

	Three Months Ended
	03/31/2020 vs. 03/31/2019
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$2,706	$(3,171)	$(465)
Securities purchased under agreements to resell	(1,884)	(11,456)	(13,340)
Federal funds sold	(887)	(5,949)	(6,836)
Investment securities	21,354	(28,416)	(7,062)
Advances	7,982	(64,704)	(56,722)
Mortgage loans	18,526	(6,704)	11,822
Other assets	37	(67)	(30)
Total interest-earning assets	47,834	(120,467)	(72,633)
Interest Expense[3]:
Deposits	618	(1,752)	(1,134)
Consolidated obligations:
Discount notes	1,343	(57,383)	(56,040)
Bonds	36,727	(44,142)	(7,415)
Other borrowings	(58)	(57)	(115)
Total interest-bearing liabilities	38,630	(103,334)	(64,704)
Change in net interest income	$9,204	$(17,133)	$(7,929)

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

Net Gains (Losses) on Derivatives and Hedging Activities: The volatility in other income (loss) is driven predominantly by net gains (losses) on derivatives that do not qualify for hedge accounting treatment under GAAP (economic derivatives), which generally include interest rate swaps, caps and floors. Net gains (losses) from derivatives and hedging activities are sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve, and implied volatility).

As reflected in Tables 9 and 10, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but also a function of the spreads in relationship to the relevant index rate. Tables 9 and 10 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 9

	Three Months Ended 03/31/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,872)	$(108,050)	$—	$352	$(111,570)
Mortgage delivery commitments	—	—	(5,528)	—	(5,528)
Economic hedges – net interest received (paid)	(17)	(5,267)	—	130	(5,154)
Net gains (losses) on derivatives and hedging activities	(3,889)	(113,317)	(5,528)	482	(122,252)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	94,467	—	—	94,467
TOTAL	$(3,889)	$(18,850)	$(5,528)	$482	$(27,785)

Table 10

	Three Months Ended 03/31/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(520)	$(26,725)	$—	$—	$7,434	$(19,811)
Mortgage delivery commitments	—	—	1,635	—	—	1,635
Commitment to issue discount notes	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(2)	525	—	—	(819)	(296)
Net gains (losses) on derivatives and hedging activities	(522)	(26,200)	1,635	(70)	6,615	(18,542)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	29,019	—	—	—	29,019
TOTAL	$(522)	$2,819	$1,635	$(70)	$6,615	$10,477

For the three months ended March 31, 2020, net gains and losses on derivatives and hedging activities resulted in a decrease in net income of $122.3 million compared to a decrease of $18.5 million for the prior year period primarily as a result of temporary declines in the fair values of derivatives resulting from market volatility related to the COVID-19 pandemic, as spreads between investments and their associated swaps widened considerably, which impacted fair values. Further, the decrease in the level of swap index rates from March 31, 2019 to March 31, 2020 had a negative impact on the net interest settlements of interest rate swaps, which decreased net income by $4.9 million for the three months ended March 31, 2020 compared to the prior year period.

The net unrealized losses on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were mostly offset by the net unrealized gains attributable to the swapped securities, which are recorded in net gains (losses) on trading securities. The unrealized gains on trading securities were generally driven by the decreases in interest rates between periods and are discussed in greater detail below. Table 11 presents the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 11

	Three Months Ended
	03/31/2020			03/31/2019
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$(41,239)	$39,743	$(1,496)	$(6,774)	$6,748	$(26)
GSE debentures	(19,884)	17,550	(2,334)	(5,658)	6,501	843
GSE MBS	(47,247)	37,174	(10,073)	(13,692)	15,770	2,078
TOTAL	$(108,370)	$94,467	$(13,903)	$(26,124)	$29,019	$2,895

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

Table 12

	Three Months Ended
	03/31/2020	03/31/2019
Trading securities not hedged:
GSE debentures	$—	$(294)
U.S. obligation MBS and GSE MBS	(320)	(56)
Short-term securities	242	86
Total trading securities not hedged	(78)	(264)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	39,743	6,748
GSE debentures	17,550	6,501
GSE MBS	37,174	15,770
Total trading securities hedged on an economic basis with derivatives	94,467	29,019
TOTAL	$94,389	$28,755

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 11 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate Treasury rates and swapped on an economic basis to OIS or SOFR. We experienced considerably larger unrealized gains on our fixed rate multifamily GSE MBS investments for the three months ended March 31, 2020 compared to unrealized gains in the same period in 2019 due to a decrease in mortgage-related interest rates between periods. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures and U.S. Treasury obligations for the three months ended March 31, 2020. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

See Tables 42 and 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $2.5 million for the three months ended March 31, 2020 compared to the prior year period due to an increase in salaries and employee benefits, mortgage loan transaction fees due to the growth in the mortgage loan portfolio, and our proportionate share of FHFA and Office of Finance expenses. We expect modest increases in compensation and benefits expense for 2020 in anticipation of hiring for new positions. We also expect an increase in FHLBank System-related expenses in 2020. We do not expect a material increase in operating expenses related to the COVID-19 pandemic, as certain budgeted expenses were reallocated for pandemic-related operating expenses.

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

We believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility, gains/losses on instrument sales, or transactions that are considered unpredictable. However, we may engage in periodic instrument sales for liquidity purposes or to reduce our exposure to LIBOR-indexed instruments. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest margin, and (3) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this quarterly report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements); and (3) unpredictable items, such as prepayment fees, gains/losses on retirement of debt, gains/losses on mortgage loans held for sale, and gains/losses on securities. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as adjusted ROE spread. Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. While we utilize adjusted income as a key measure in determining the level of dividends, we consider GAAP net income volatility caused by gains (losses) on derivatives and hedging activities and trading securities in determining the adequacy of our retained earnings as determined under GAAP. Because the adequacy of GAAP retained earnings is considered in setting the level of our quarterly dividends, gains (losses) on derivatives and hedging activities and trading securities can come into consideration when setting the level of our quarterly dividends. Because we are primarily a “hold-to-maturity” investor and do not trade derivatives, we believe that adjusted income, adjusted ROE and adjusted ROE spread are helpful in understanding our operating results and provide a meaningful period-to-period comparison. In contrast, GAAP net income, ROE based on GAAP net income and ROE spread based on GAAP net income can vary significantly from period to period because of fair value changes on derivatives and certain other items that management excludes when evaluating operational performance. Management believes such volatility hinders a consistent measurement analysis.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges when compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and are recorded in net gains (losses) on derivatives and hedging activities while the net interest settlements on qualifying fair value hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges are removed to arrive at adjusted income (i.e., net interest settlements, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed).

Table 13 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 13

	Three Months Ended
	03/31/2020	03/31/2019
Net income, as reported under GAAP	$11,832	$52,755
AHP assessments	1,318	5,866
Income before AHP assessments	13,150	58,621
Derivative (gains) losses[1]	124,796	22,305
Trading (gains) losses	(94,389)	(28,755)
Prepayment fees on terminated advances	(172)	(69)
Net (gains) losses on sale of available-for-sale securities	(1,523)	—
Total excluded items	28,712	(6,519)
Adjusted income (a non-GAAP measure)	$41,862	$52,102

[1]	Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Adjusted income decreased $10.2 million for the three months ended March 31, 2020 compared to the prior year period as a result of the aforementioned spread tightening and the decline in net interest settlements on qualifying hedges (see Table 14).

Table 14 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 14

	Three Months Ended
	03/31/2020	03/31/2019
Net interest income, as reported under GAAP	$55,086	$63,015
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	7,698	4,059
Net interest settlements on derivatives not qualifying for hedge accounting	(5,154)	(296)
Prepayment fees on terminated advances	(172)	(69)
Adjusted net interest income (a non-GAAP measure)	$57,458	$66,709

Net interest margin, as calculated under GAAP	0.36%	0.48%
Adjusted net interest margin (a non-GAAP measure)	0.38%	0.51%

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

Table 15 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE for the three months ended March 31, 2020 compared to the prior year period reflects the decrease in adjusted net income and the increase in average capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 15

	Three Months Ended
	03/31/2020	03/31/2019
Average GAAP total capital	$2,725,602	$2,440,006
ROE, based upon GAAP net income	1.75%	8.77%
Adjusted ROE, based upon adjusted income	6.18%	8.66%
Average overnight Federal funds effective rate	1.23%	2.40%
Adjusted ROE as a spread to average overnight Federal funds effective rate	4.95%	6.26%

Financial Condition
Overall: Total assets remained relatively flat between periods, from $63.3 billion at December 31, 2019 to $63.2 billion at March 31, 2020, but asset composition shifted, as short-term assets declined $2.4 billion, or 28.9 percent, and advances grew by $1.4 billion, or 4.8 percent, and mortgage loans grew by $385.2 million, or 3.6 percent. Total liabilities decreased $9.7 million from December 31, 2019 to March 31, 2020, which corresponded with the slight decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, which corresponded with the decline in short-term assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to LIBOR, SOFR, Prime, Treasury bills, or OIS. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $77.5 million, or 2.8 percent, between periods primarily due to unrealized losses on available-for-sale securities and dividends paid in excess of net income for the quarter ended March 31, 2020, partially offset by an increase in required capital stock related to advance utilization.

Dividends paid to members totaled $24.9 million for the three months ended March 31, 2020 compared to $23.9 million for the same period in the prior year. The weighted average dividend rate for the three months ended March 31, 2020 was 5.94 percent, which represented a dividend payout ratio of 210.5 percent, compared to a weighted average dividend rate of 6.56 percent and a payout ratio of 45.4 percent for the same period in 2019. The significant increase in payout ratios between periods was a result of the steep decline in quarterly net income from the aforementioned COVID-19-related market volatility. The dividend payout ratio represents dividends declared and paid during the quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. In other words, dividends declared and paid in March 2020 were based on income during the three months ended February 2020. (See Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be lower in the second quarter of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy.

Short-term money market investments decreased as a percentage of assets at March 31, 2020 compared to December 31, 2019, as liquidity was higher at the end of 2019 in anticipation of potential advance demand. We continue to fund our short-term advances and overnight investments with term and overnight discount notes, but we also began to fund overnight investments with floating rate bonds to achieve certain liquidity targets, which is reflected in Table 16, as the allocation of discount notes decreased and bonds increased. The increase in the percentage of advances and mortgage loans to total assets reflects growth in these portfolios at March 31, 2020 compared to December 31, 2019, but is also a function of the decline in short-term assets. Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	03/31/2020	12/31/2019
Assets:
Cash and due from banks	0.7%	3.0%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	8.8	10.3
Investment securities	22.2	21.4
Advances	50.1	47.8
Mortgage loans, net	17.4	16.8
Other assets	0.8	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.5%	1.2%
Consolidated obligation discount notes, net	40.5	43.4
Consolidated obligation bonds, net	53.4	50.6
Other liabilities	0.3	0.4
Total liabilities	95.7	95.6

Capital:
Capital stock outstanding	2.8	2.8
Retained earnings	1.6	1.6
Accumulated other comprehensive income (loss)	(0.1)	—
Total capital	4.3	4.4
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	03/31/2020 vs. 12/31/2019
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,465,496)	(76.4)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(969,640)	(14.9)
Investment securities	480,405	3.5
Advances	1,436,768	4.8
Mortgage loans, net	385,159	3.6
Other assets	45,663	11.5
Total assets	$(87,141)	(0.1)%

Liabilities:
Deposits	$184,757	23.4%
Consolidated obligation discount notes, net	(1,883,931)	(6.9)
Consolidated obligation bonds, net	1,716,741	5.4
Other liabilities	(27,246)	(11.7)
Total liabilities	(9,679)	—

Capital:
Capital stock outstanding	35,840	2.0
Retained earnings	(19,197)	(1.9)
Accumulated other comprehensive income (loss)	(94,105)	(379.7)
Total capital	(77,462)	(2.8)
Total liabilities and capital	$(87,141)	(0.1)%

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

Advances increased $1.4 billion from December 31, 2019 to March 31, 2020 mostly as a result of an increase in fixed rate advances, as members extended fixed terms as interest rates declined. We anticipate volatility in advance balances in 2020 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause a decrease in advances.

Starting on April 22, 2020, we began offering a total of $1.5 billion in zero-cost and $1.5 billion in low-rate funding to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances have a term of six months and the low-rate advances have terms between 6 and 24 months. Because the demand for these specially priced advances was expected to be high, we established per institution caps of $3 million per member or housing associate on the zero-cost advances and $5 million per member or housing associate on the low-rate advances. Management continues to monitor the progress of the pandemic and is committed to assisting our members and their communities as impacts related to the COVID-19 pandemic continue to unfold.

Table 18 summarizes advances outstanding by product (dollar amounts in thousands):

Table 18

	03/31/2020		12/31/2019
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$8,720,104	27.8%	$9,421,491	31.2%
Regular adjustable rate advances	700,000	2.3	665,000	2.2
Adjustable rate callable advances	12,387,870	39.5	11,444,700	38.0
Standard housing and community development advances:
Adjustable rate callable advances	37,212	0.1	37,212	0.1
Total adjustable rate advances	21,845,186	69.7	21,568,403	71.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances	630,400	2.0	1,111,007	3.7
Regular fixed rate advances	5,884,456	18.8	4,717,025	15.6
Fixed rate callable advances	17,606	0.1	17,241	0.1
Standard housing and community development advances:
Regular fixed rate advances	473,346	1.5	470,925	1.6
Fixed rate callable advances	831	—	2,831	—
Total fixed rate advances	7,006,639	22.4	6,319,029	21.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,811,000	5.8	1,607,500	5.3
Amortizing:
Standard advance products:
Fixed rate amortizing advances	352,876	1.1	331,551	1.1
Fixed rate callable amortizing advances	10,253	—	10,807	—
Standard housing and community development advances:
Fixed rate amortizing advances	319,825	1.0	324,477	1.1
Fixed rate callable amortizing advances	10,069	—	10,288	—
Total amortizing advances	693,023	2.1	677,123	2.2
TOTAL PAR VALUE	$31,355,848	100.0%	$30,172,055	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2020 and December 31, 2019. Advance par value increased by 3.9 percent from December 31, 2019 to March 31, 2020 (see Table 18) and although the majority of the increase was in longer-term fixed rate advances, the composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from pricing efficiency in a declining interest rate environment. We expect members to transition away from regular adjustable rate callable advances in future periods as pricing on other products becomes more attractive.

As of March 31, 2020 and December 31, 2019, 58.4 percent and 57.6 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. In recent periods, a portion of the growth in average advances resulted from our members’ ability to invest advances in excess reserves at the Federal Reserve and receive a profitable risk adjusted return largely because of the dividend paid on the capital stock supporting the advances. During 2018 and 2019, the short-term advance rates became less attractive relative to the yield on excess reserves at the Federal Reserve. Following the recent steep decline in rates, our short-term advances should continue to become more attractive relative to other funding options. We expect advance growth from our smaller members in the short term as they take advantage of the subsidized COVID-19 Relief Advances to help serve their customers affected by the COVID-19 pandemic, but this increase is not expected to offset potential decreases from larger members as previously discussed. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., one- or three-month LIBOR, OIS beginning in late 2018, and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 88.0 percent and 91.0 percent of our total advance portfolio as of March 31, 2020 and December 31, 2019, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Table 19 presents information on our five largest borrowers (dollar amounts in thousands). Based on no historical loss experience on advances since the inception of FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 19

	03/31/2020		12/31/2019
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$9,610,000	30.7%	$8,585,000	28.5%
BOKF, N.A.	5,500,000	17.6	4,500,000	14.9
Capitol Federal Savings Bank	1,990,000	6.3	2,090,000	6.9
United of Omaha Life Insurance Co.	1,607,803	5.1	1,205,761	4.0
Security Life of Denver Insurance Co.	1,015,000	3.2	925,000	3.1
TOTAL	$19,722,803	62.9%	$17,305,761	57.4%

Table 20 presents the five borrowers providing the highest amount of interest income earned for the periods presented (dollar amounts in thousands).

Table 20

	Three Months Ended
	03/31/2020		03/31/2019
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$30,585	22.9%	$40,826	22.6%
BOKF, N.A.	26,613	19.9	46,310	25.7
Capitol Federal Savings Bank	10,480	7.8	12,655	7.0
United of Omaha Life Insurance Co.	4,820	3.6	6,118	3.4
Security Life of Denver Insurance Co.	4,276	3.2	3,791	2.1
TOTAL	$76,774	57.4%	$109,700	60.8%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three months ended March 31, 2020 and 2019.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2020 was $0.9 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 3.6 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2019 to March 31, 2020. Net mortgage loans as a percentage of total assets increased, from 16.8 percent as of December 31, 2019 to 17.4 percent as of March 31, 2020. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three months ended March 31, 2020 and 2019.

Recent growth in mortgage loans held for portfolio is attributed primarily to continued strong production from our top five PFIs, supported by enhancements to the pricing options available to PFIs, which has increased demand for the MPF Program. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) or selling whole loans to other FHLBanks, members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2020.

Historically, we have used the MPF Xtra product to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. MPF Government MBS is a similar product that allows our PFIs to sell mortgages to FHLBank Chicago that are pooled into Ginnie Mae securities. We also offer the MPF Direct product, which provides the PFI the opportunity to sell a jumbo loan under the MPF Program structure to an unaffiliated third party for securitization. These products are intended to further assist our members and their mortgage product needs while enhancing our ability to manage mortgage volumes and receive a counterparty fee from FHLBank Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions and mortgage loan participations with another FHLBank, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future.

Table 21 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 21

	03/31/2020		12/31/2019
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$943,663	8.7%	$925,748	8.8%
FirstBank of Colorado	429,434	4.0	424,437	4.1
Fidelity Bank	419,814	3.9	393,205	3.8
Sunflower Bank	411,778	3.8	383,226	3.7
West Gate Bank	408,500	3.8
Mutual of Omaha Bank			396,389	3.8
TOTAL	$2,613,189	24.2%	$2,523,005	24.2%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2020 was 751 and 74.5 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses increased $5.5 million from December 31, 2019 to March 31, 2020 primarily as a result of the adoption of new accounting guidance pertaining to measurement of credit losses on financial instruments that resulted in an adjustment to retained earnings of $6.1 million. The recovery in the current quarter was due to a decrease in mortgage interest rates, which generally boosts home prices and bolsters the housing market. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.8 percent of total conventional loans at both March 31, 2020 and December 31, 2019. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) allows financial institutions to provide payment forbearance to assist borrowers who have experienced a hardship resulting from COVID-19. The MPF Provider has released information on COVID-19 borrower assistance plans, and the FHLBank System continues to consider additional relief in line with the CARES Act, which could impact our mortgage loan portfolio and allowance in future periods.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased from December 31, 2019 to March 31, 2020, predominantly due to decreases in the balances of short-term investments. Long-term investments increased slightly due to purchases of available-for-sale securities and increases in the carrying value of securities held at fair value, offset by maturities and sales of long-term investment securities.

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

Table 22

	03/31/2020	12/31/2019
Interest-bearing deposits	$1,193,345	$919,693
Federal funds sold	1,655,000	850,000
Certificates of deposit	275,055	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,123,400	$1,769,693

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2020, all unsecured investments were rated as investment grade based on NRSROs (see Table 26).

Table 23 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2020 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 23

Domicile of Counterparty	Overnight	Due 2 – 30 days	Total
Domestic	$2,123,345	$—	$2,123,345
U.S. Branches and agency offices of foreign commercial banks:
Netherlands	475,000	—	475,000
Canada	100,002	175,053	275,055
Austria	250,000	—	250,000
Total U.S. Branches and agency offices of foreign commercial banks	825,002	175,053	1,000,055
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,948,347	$175,053	$3,123,400

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of March 31, 2020, the amortized cost of our MBS portfolio represented 266 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the year ended March 31, 2020.

As of March 31, 2020, we held $3.3 billion of par value in MBS in our held-to-maturity portfolio, $2.9 billion of par value in MBS in our available-for-sale portfolio, and $0.8 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Liquidity or other asset/liability management strategies, such as reducing our LIBOR exposure, may require periodic sale of these securities but they are not actively traded with the intent of realizing gains; most often, they are held until maturity or call date. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized.

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 24 (in thousands).

Table 24

	03/31/2020	12/31/2019
Trading securities:
Certificates of deposit	$275,055	$—
U.S. Treasury obligations	1,570,261	1,530,518
GSE debentures	433,576	416,025
Mortgage-backed securities:
GSE MBS	899,099	866,019
Total trading securities	3,177,991	2,812,562
Available-for-sale securities:
U.S. Treasury obligations	4,353,696	4,261,791
GSE MBS	3,172,400	2,920,709
Total available-for-sale securities	7,526,096	7,182,500
Held-to-maturity securities:
State or local housing agency obligations	82,805	82,805
Mortgage-backed securities:
U.S. obligation MBS	89,563	93,375
GSE MBS	3,168,970	3,393,778
Total held-to-maturity securities	3,341,338	3,569,958
Total securities	14,045,425	13,565,020

Interest-bearing deposits	1,196,813	921,453

Federal funds sold	1,655,000	850,000

Securities purchased under agreements to resell	2,700,000	4,750,000
TOTAL INVESTMENTS	$19,597,238	$20,086,473

The carrying values by contractual maturities of our investments are summarized by security type in Table 25 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 25

	03/31/2020
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$275,055	$—	$—	$—	$275,055
U.S. Treasury obligations	254,421	1,315,840	—	—	1,570,261
GSE debentures	—	413,640	19,936	—	433,576
Mortgage-backed securities:
GSE MBS	—	164,378	689,965	44,756	899,099
Total trading securities	529,476	1,893,858	709,901	44,756	3,177,991
Yield on trading securities	2.08%	2.60%	2.88%	1.38%
Available-for-sale securities:
U.S. Treasury obligations	1,269,148	3,084,548	—	—	4,353,696
GSE MBS	—	183,941	2,988,459	—	3,172,400
Total available-for-sale securities	1,269,148	3,268,489	2,988,459	—	7,526,096
Yield on available-for-sale securities	2.37%	1.93%	2.69%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	82,805	82,805
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	89,563	89,563
GSE MBS	2,264	510,631	718,534	1,937,541	3,168,970
Total held-to-maturity securities	2,264	510,631	718,534	2,109,909	3,341,338
Yield on held-to-maturity securities	0.75%	1.37%	1.41%	1.60%

Total securities	1,800,888	5,672,978	4,416,894	2,154,665	14,045,425
Yield on total securities	2.29%	2.09%	2.51%	1.59%

Interest-bearing deposits	1,196,813	—	—	—	1,196,813

Federal funds sold	1,655,000	—	—	—	1,655,000

Securities purchased under agreements to resell	2,700,000	—	—	—	2,700,000
TOTAL INVESTMENTS	$7,352,701	$5,672,978	$4,416,894	$2,154,665	$19,597,238

Securities Ratings – Tables 26 and 27 present the carrying value of our investments by rating as of March 31, 2020 and December 31, 2019 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 26

	03/31/2020
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$3,468	$1,193,345	$—	$1,196,813

Federal funds sold[2]	—	—	1,655,000	—	1,655,000

Securities purchased under agreements to resell[3]	—	—	—	2,700,000	2,700,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	275,055	—	—	275,055
U.S. Treasury obligations	—	5,923,957	—	—	5,923,957
GSE debentures	—	433,576	—	—	433,576
State or local housing agency obligations	52,805	30,000	—	—	82,805
Total non-mortgage-backed securities	52,805	6,662,588	—	—	6,715,393
Mortgage-backed securities:
U.S. obligation MBS	—	89,563	—	—	89,563
GSE MBS	—	7,240,469	—	—	7,240,469
Total mortgage-backed securities	—	7,330,032	—	—	7,330,032

TOTAL INVESTMENTS	$52,805	$13,996,088	$2,848,345	$2,700,000	$19,597,238

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $49.0 million at March 31, 2020.

[2]	Amounts include unsecured credit exposure with original maturities of overnight to 78 days.

[3]	Amounts represent collateralized overnight borrowings.

Table 27

	12/31/2019
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$255	$1,761	$919,437	$—	$921,453

Federal funds sold[2]	—	—	850,000	—	850,000

Securities purchased under agreements to resell[3]	—	—	—	4,750,000	4,750,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	5,792,309	—	—	5,792,309
GSE debentures	—	416,025	—	—	416,025
State or local housing agency obligations	52,805	30,000	—	—	82,805
Total non-mortgage-backed securities	52,805	6,238,334	—	—	6,291,139
Mortgage-backed securities:
U.S. obligation MBS	—	93,375	—	—	93,375
GSE MBS	—	7,180,506	—	—	7,180,506
Total mortgage-backed securities	—	7,273,881	—	—	7,273,881

TOTAL INVESTMENTS	$53,060	$13,513,976	$1,769,437	$4,750,000	$20,086,473

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $45.7 million at December 31, 2019.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings.

Table 28 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2020 and December 31, 2019 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 42 and 43 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 28

	03/31/2020	12/31/2019
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,278,892	$1,946,543
Non-mortgage-backed securities	2,278,892	1,946,543
Mortgage-backed securities:
Fixed rate	853,120	817,568
Variable rate	45,979	48,451
Mortgage-backed securities	899,099	866,019
Total trading securities	3,177,991	2,812,562
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	4,353,696	4,261,791
Non-mortgage-backed securities	4,353,696	4,261,791
Mortgage-backed securities:
Fixed rate	3,172,400	2,920,709
Mortgage-backed securities	3,172,400	2,920,709
Total available-for-sale securities	7,526,096	7,182,500
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	82,805	82,805
Non-mortgage-backed securities	82,805	82,805
Mortgage-backed securities:
Fixed rate	97,103	104,359
Variable rate	3,161,430	3,382,794
Mortgage-backed securities	3,258,533	3,487,153
Total held-to-maturity securities	3,341,338	3,569,958
TOTAL	$14,045,425	$13,565,020

Deposits: Total deposits increased $184.8 million from December 31, 2019 to March 31, 2020 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Discount notes are primarily used to fund: (1) shorter-term advances with indices and resets based on our short-term cost of funds; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets. At March 31, 2020, 50.2 percent of discount notes outstanding funded short-term (advances maturing within one year), including line of credit advances. We also use discount notes to fund a portion of overnight Federal funds sold and reverse repurchase agreements to maintain liquidity sufficient to meet the advance needs of members. These investments represented 17.0 percent of discount notes outstanding as of March 31, 2020.

Total consolidated obligations decreased $0.2 billion, or 0.3 percent, from December 31, 2019 to March 31, 2020. The distribution between consolidated obligation bonds and discount notes shifted from 53.8 percent and 46.2 percent, respectively, at December 31, 2019 to 56.9 percent and 43.1 percent at March 31, 2020, respectively. The $1.7 billion increase in consolidated obligation bonds corresponded with the decline in discount notes due to the composition shift from short-term to long-term assets. We issued $4.4 billion of floating rate bonds indexed to SOFR during the quarter as we continue to transition away from LIBOR, and $4.1 billion of callable fixed rate bonds were issued primarily to replace called bonds at a lower cost. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies and outlooks. Volatility in the capital markets caused by the COVID-19 pandemic could impact demand for FHLBank debt and the cost of the debt the FHLBanks issue.

Liquidity and Capital Resources
Liquidity: We maintain high levels of liquidity to achieve our mission of serving as an economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the Board of Directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors. While we increased liquidity and coordination of debt issuance among the FHLBanks in response to market volatility created by the COVID-19 pandemic, at no time during the first quarter of 2020 did the COVID-19 pandemic affect our balance sheet liquidity or access to the debt markets in a manner that caused us to be unable to meet the liquidity needs of our business or our members.

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

During the three months ended March 31, 2020, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $12.6 billion and $124.3 billion, respectively, compared to $5.6 billion and $251.2 billion for the three months ended March 31, 2019. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio, which consists of cash and investments with remaining maturities of one year or less and includes Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements, decreased between periods, from $9.4 billion as of December 31, 2019 to $7.8 billion as of March 31, 2020. The decrease was primarily due to the accumulation of liquidity in anticipation of potential advance demand at the end of 2019. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.9 billion as of both March 31, 2020 and December 31, 2019. The par value of these MBS was $0.8 billion as of both March 31, 2020 and December 31, 2019, respectively. We also hold $4.2 billion in par value of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the three months ended March 31, 2020, advance disbursements totaled $44.3 billion compared to $101.8 billion for the prior year period. During the three months ended March 31, 2020, investment purchases (excluding overnight investments) totaled $1.0 billion compared to $4.1 billion for the same period in the prior year. The higher amount of investment purchases in the prior year was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the three months ended March 31, 2020, payments on consolidated obligation bonds and discount notes were $11.0 billion and $126.3 billion, respectively, compared to $2.2 billion and $245.0 billion for the prior year period.

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

FHFA guidelines allow High Quality Liquid Assets (HQLA) to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading and available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. We calculate our liquidity under the cash balance guidelines daily and are required to submit applicable data in a report to the FHFA weekly. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. We remained in compliance with all liquidity requirements in effect during the first quarter of 2020.

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

Generally, our liquid assets are funded with discount notes or floating rate bonds of a shorter tenor. In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes and floating rate bonds than the weighted average maturity of short-term liquid investments and short-term advance balances. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments will increase our cost of funds and reduce our net interest income.

Capital: Total capital consists of capital stock, retained earnings, and AOCI. Total capital decreased $77.5 million, or 2.8 percent, between periods primarily due to unrealized losses on available-for-sale securities and dividends paid in excess of net income for the quarter ended March 31, 2020, partially offset by the 2.0 percent increase in capital stock outstanding from December 31, 2019 to March 31, 2020 due to an increase in required capital stock related to advance utilization (see Table 29).

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

Table 29 provides a summary of member capital requirements under our current capital plan as of March 31, 2020 and December 31, 2019 (in thousands):

Table 29

Requirement	03/31/2020	12/31/2019
Asset-based (Class A Common Stock only)	$157,328	$158,758
Activity-based (additional Class B Common Stock)[1]	1,318,143	1,264,160
Total Required Stock[2]	1,475,471	1,422,918
Excess Stock (Class A and B Common Stock)	329,215	345,953
Total Regulatory Capital Stock[2]	$1,804,686	$1,768,871

Activity-based Requirements:
Advances[3]	$1,405,507	$1,352,339
AMA assets (mortgage loans)[4]	600	621
Total Activity-based Requirement	1,406,107	1,352,960
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	69,364	69,958
Total Required Stock[2]	$1,475,471	$1,422,918

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]
Non-members previously subject to the AMA activity-based stock requirement remain subject as long as there are unpaid principal balances outstanding, but the requirement is currently zero percent for members.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2020 and December 31, 2019.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2019 and 2020. The dividend parity threshold is effectively floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 30 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2020:

Table 30

Applicable Rate per Annum	03/31/2020	12/31/2019	09/30/2019	06/30/2019	03/31/2019
Class A Common Stock	2.25%	2.50%	2.50%	2.50%	2.25%
Class B Common Stock	7.25	7.50	7.50	7.50	7.50
Weighted Average[1]	5.94	6.14	6.61	6.56	6.56
Dividend Parity Threshold:
Average effective overnight Federal funds rate	1.23%	1.65%	2.20%	2.40%	2.40%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.23%	0.65%	1.20%	1.40%	1.40%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 2.25 percent on Class A Common Stock and 7.25 percent on Class B Common Stock for the first quarter of 2020. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be lower in the second quarter of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy. Continued adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our Board of Directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. Our swap agreements are governed by the International Swap Dealers Association (ISDA). ISDA is in the process of developing a protocol to modify legacy trades to include fallback language. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the average cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. We sold $162.9 million of available-for-sale securities indexed to LIBOR during the first quarter of 2020. We continue to consider the sale of securities as part of our strategy to reduce LIBOR exposure, but market pricing and reinvestment opportunities are limiting factors. Derivative and investment exposure will also be impacted by the actions of industry groups and standard setters, which are still under deliberation.

In September 2019, the FHFA issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter states that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. On March 16, 2020, in light of market volatility, the FHFA extended from March 31, 2020 to June 30, 2020 the FHLBanks’ ability to enter into instruments referencing LIBOR that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. For additional information, see "Legislative and Regulatory Developments" under this Item 2.

The principal balance of variable rate advances indexed to LIBOR as of March 31, 2020 was $665 million, which represents 3.0 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due in 2020; thus, we have no LIBOR exposure after 2021. We have no advances indexed to SOFR as of March 31, 2020. However, we are in the process of developing the operational capabilities for SOFR-indexed advances and plan to offer these advances during the second quarter of 2020.

Table 31 presents the par value of variable rate investment securities by the related interest rate index as of March 31, 2020 (dollar amounts in thousands):

Table 31

03/31/2020
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$82,805	2.5%
Non-mortgage-backed securities	82,805	2.5
Mortgage-backed securities:
LIBOR	3,207,452	97.5
Other	23	—
Mortgage-backed securities	3,207,475	97.5
TOTAL	$3,290,280	100.0%

Table 32 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of March 31, 2020 (in thousands):

Table 32

03/31/2020
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
2020	$—
2021	—
Thereafter	82,805
Non-mortgage-backed securities	82,805
Mortgage-backed securities:
2020	—
2021	2,263
Thereafter	3,205,189
Mortgage-backed securities	3,207,452
TOTAL	$3,290,257

Table 33 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of March 31, 2020 (amounts in thousands):

Table 33

03/31/2020
Index	Pay Side	Receive Side
Fixed rate	$15,010,554	$6,648,346
LIBOR	145,000	6,161,353
SOFR	4,067,190	6,223,212
OIS	2,436,156	2,625,989
TOTAL	$21,658,900	$21,658,900

Table 34 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of March 31, 2020 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 34

03/31/2020
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2020	$—	$45,000	$119,723	$121,000
2021	—	75,000	378,219	15,000
Thereafter	—	25,000	1,614,543	3,912,868
TOTAL	$—	$145,000	$2,112,485	$4,048,868

Table 35 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of March 31, 2020 (dollar amounts in thousands):

Table 35

03/31/2020
Index	Amount	Percent
SOFR	$10,138,000	56.2%
LIBOR	7,850,000	43.5
U.S. Treasury	50,000	0.3
TOTAL	$18,038,000	100.0%

Table 36 presents the par value of consolidated obligation bonds indexed to LIBOR outstanding by year of maturity as of March 31, 2020 (in thousands):

Table 36

03/31/2020
Year	Maturity Date
2020	$4,300,000
2021	3,550,000
Thereafter	—
TOTAL	$7,850,000

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

Lending and AMA Activities – Credit risk with members arises largely as a result of our lending and AMA activities (members’ credit enhancement obligations on conventional mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, and members’ credit enhancement obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with prudent collateralization.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, credit enhancement obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its credit enhancement obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance or supplemental mortgage insurance arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our First Loss Account is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if a supplemental mortgage insurance third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s credit enhancement obligation loss layer since supplemental mortgage insurance is purchased by PFIs to cover all or a portion of their credit enhancement obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have primary mortgage insurance and/or supplemental mortgage insurance exposure is monitored on a monthly basis and regularly reported to the Board of Directors. We perform credit analysis of third-party primary mortgage insurance and supplemental mortgage insurance insurers on at least a semi-annual basis. On a monthly basis, we review trends that could identify risks with our mortgage loan portfolio, including low FICO scores and high LTV ratios. Based on the credit underwriting standards under the MPF Program and this monthly review, we have concluded that the mortgage loans we hold would not be considered subprime.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of March 31, 2020.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2020.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated regularly by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 6 of the Notes to Financial Statements under Part I, Item 1 for additional information on managing credit risk on derivatives.

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

Tables 37 and 38 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 37

03/31/2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$40,000	$617	$600	$17
Cleared derivatives[1]	5,839,783	3,638	(70,860)	74,498
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	2,814,816	(186,727)	(188,115)	1,388
Cleared derivatives[1]	11,387,308	(3,326)	(129,938)	126,612
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$20,081,907	$(185,798)	$(388,313)	$202,515

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of March 31, 2020. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of March 31, 2020.

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
Uncleared derivatives2:
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

Table 39 presents the fair value of cross-border outstandings as of March 31, 2020 (dollar amounts in thousands):

Table 39

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$725,000	1.1%

Trading securities[3]	275,055	0.4

Derivative assets:
Net exposure at fair value	(59,330)
Cash collateral held	60,127
Net exposure after cash collateral	797	—

TOTAL	$1,000,852	1.5%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of March 31, 2020 were $0.5 billion (Netherlands).

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to statutory and contingency liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with each of these liquidity requirements throughout the first quarter of 2020.

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

We generally maintained stable access to the capital markets for the quarter ended March 31, 2020. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
Margin and Capital Requirements for Covered Swap Entities. On April 9, 2020, the Commodities Futures Trading Commission (CFTC) issued a final rule, effective May 11, 2020, to amend its rules requiring minimum margin and capital requirements for uncleared swaps for covered swap entities for which there is no prudential regulator by extending the phase-in compliance date for initial margin requirements from September 1, 2020 to September 1, 2021 for counterparties with an average daily aggregate notional amount of non-cleared swaps between $8 billion and $50 billion. We do not expect this final rule to materially affect our financial condition or results of operations.

Finance Agency Final Rule on Stress Testing. On March 24, 2020, the FHFA issued a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018. The final rule: (1) raises the minimum threshold for entities regulated by the FHFA to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (2) removes the requirements for FHLBanks to conduct stress testing; and (3) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the FHFA reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the FHFA’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) stress testing requirements, as amended by the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018.

The results of our most recent annual severely adverse economic conditions stress test were published to our public website, www.fhlbtopeka.com on November 15, 2019. This rule will eliminate these stress testing requirements for us, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

Finance Agency Supervisory Letter on Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a supervisory letter (the Supervisory Letter) to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The Supervisory Letter provides that the FHLBanks should cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks should, by December 31, 2019, stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The Supervisory Letter also directs the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020 in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021.

As a result of the recent market volatility triggered in part by the COVID-19 pandemic, the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 has been extended from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the requirement to update pledged collateral certification reporting requirements was extended from March 31, 2020 to September 30, 2020.

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

For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under Item 2.

Legislative and Regulatory Developments Related to COVID-19 Pandemic.
Finance Agency Supervisory Letter on PPP Loans as Collateral for FHLBank Advances. On April 23, 2020, FHFA issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the SBA’s 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

We have reviewed the PPP Supervisory Letter and decided to accept PPP loans pledged as collateral beginning May 7, 2020. We do not expect the PPP Supervisory Letter to materially affect our financial condition or results of operations.

CARES Act. The CARES Act was passed by the Senate on March 25, 2020 and by the House on March 27, 2020, and the President signed it into law the same day. The $2.2 trillion package is the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:

•	Assistance to businesses, states, and municipalities.

•	Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives.

•	Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act.

•	Direct payments to eligible taxpayers and their families.

•	Expands eligibility for unemployment insurance and payment amounts.

•	Includes mortgage forbearance provisions and a foreclosure moratorium.

Additional phases of the CARES Act or other COVID-19 relief legislation may be enacted by Congress. We are evaluating the potential impact of the CARES Act on our business, including its impact to the U.S. economy, which is unknown; the acceptance of SBA loans as a new collateral source for advances; and impacts to mortgages held or serviced by our members and that we accept as collateral; and impacts on our mortgage loan portfolio.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the SEC, Office of the Comptroller of the Currency, Federal Reserve Board, Federal Deposit Insurance Corporation, National Credit Union Association, CFTC and the FHFA, as well as state governments and agencies, have taken actions to provide various forms of relief from and guidance regarding the financial, operational, credit, market and other effects of the pandemic, some of which may have a direct or indirect impact on us and/or our members. Many of these actions are temporary in nature. We are monitoring these actions and guidance and evaluating their potential impact on our financial condition and results of operations.

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

We manage DOE within ranges approved by our Board of Directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with Board of Director established policy limits and operating ranges as of March 31, 2020. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 40 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 40

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2020	-0.5	-2.3	0.7
12/31/2019	0.8	-0.9	2.4
09/30/2019	1.0	-0.7	2.0
06/30/2019	1.4	-0.4	2.6
03/31/2019	1.6	0.0	3.8

The absolute value of the DOE of the portfolio as of March 31, 2020 increased in the base scenario and decreased in the up and down 200 basis point shock scenarios from December 31, 2019. The primary factors contributing to these changes in duration during the period were: (1) the decrease in long-term interest rates and the relative level of mortgage rates during the period; (2) an increase in the weighting of the mortgage loan portfolio as a percent of total assets during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes to fund changes in advance balances.

The decrease in long-term interest rates during the first quarter of 2020 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” caused the portfolio to increase slightly as an overall percentage of assets as the balance sheet expanded, increasing from 16.8 percent of total assets as of December 31, 2019 to 17.4 percent as of March 31, 2020. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

New loans were continually added to the mortgage loan portfolio to replace loans that were prepaid during the period and we continue to actively manage this ongoing growth to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds and reissuance of new callable bonds to replace called bonds at lower interest rates as rates declined during the period, generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2019.

In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the decrease in interest rates during the period caused the mortgage loan portfolio duration to shorten slightly more than the associated liabilities, leading to a more liability sensitive DOE profile in the base and up 200 basis point shock interest rate scenarios and less asset sensitive DOE profile in the down 200 basis point shock interest rate scenario. Further, issuance of discount notes continued in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base scenario and decreased in the up and down 200 basis point shock scenarios. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the majority of interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -1.3 months for March 31, 2020 and -0.5 months for December 31, 2019. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the first quarter of 2020. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the Board of Directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 41 presents MVE as a percent of TRCS. As of March 31, 2020, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock and excess stock as of March 31, 2020 (see Table 29 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of March 31, 2020. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 41

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2020	184	173	177
12/31/2019	175	174	176
09/30/2019	174	174	179
06/30/2019	171	174	176
03/31/2019	172	176	176

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

Tables 42 and 43 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 42

03/31/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,321,389	$(1,184)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,811,000	(131,985)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	33,822	(1,669)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	28,004	39
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	10,255	(965)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(607)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,919,160	(153,949)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	119
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	788,423	(72,184)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	762,500	262
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	910,677	(6,864)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	3,964,847	164
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,633,500	20,755
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	50,000	176
TOTAL				$23,332,077	$(347,892)

Table 43

12/31/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,160,580	$953
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,607,500	(24,784)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	35,504	28
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	35,077	(532)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(62)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(352)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,822,646	(49,571)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	248
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,130,000	117
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	790,045	(24,861)
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	221,800	470
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	1,383,782	47
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,628,500	14,013
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	2,635
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	370,000	(342)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	110,000	95
TOTAL				$20,899,934	$(81,898)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
An economic downturn or natural disaster in the FHLBank’s region, or a pandemic, could adversely affect our profitability and financial condition. Economic recession over a prolonged period or other unfavorable economic conditions in our region (including on a state or local level) could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held in portfolio. Portions of our region also are subject to risks from tornadoes, floods, or other natural disasters. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of our members, may damage or destroy collateral that members have pledged to secure advances or mortgages, or the livelihood of borrowers of members, or otherwise could cause significant economic dislocation in the affected areas of our region. Additionally, the impact of widespread health emergencies may adversely impact our financial condition and results of operations.

The impact of the COVID-19 pandemic on our members and our business could adversely affect our profitability and financial condition. As of the date of the filing of this report, the full effects of the COVID-19 pandemic are evolving and not fully known. The COVID-19 pandemic has to date caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue in the near term. Many businesses in our district and across the U.S. have been forced to suspend operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims have increased dramatically as more employers lay off or furlough workers. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services. It could also lead to a devaluation of our assets and/or the collateral pledged by the our members to secure advances and other extensions of credit, all of which could have an adverse impact on our financial condition and results of operations, including as a result of reduced business volumes, reduced income or increased credit losses.

Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond our control. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue, which could impact our liquidity and profitability. Our business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. In response to COVID-19, the FOMC lowered the target range for Federal funds to a target range of zero to 0.25 percent. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may keep interest rates low or even use negative interest rates if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

Most of our employees have been working remotely since mid-March. At this time, we cannot predict when our full employee base will be permitted to return to work in our offices. With most of our employees working remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. In addition, some of our employees, executive management team, or board of directors could become infected with the COVID-19 virus which, depending upon the number and the severity of their cases, could similarly affect our ability to conduct and manage our business effectively. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by the COVID-19 pandemic which could, in turn, lead to operational challenges for us. These potential difficulties, disruptions and challenges could increase the likelihood that our financial condition and results of operations could be impacted.

Significant borrower defaults on loans made by our members could occur as a result of reduced economic activity and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Further, counterparty default, whether as a result of the operational or financial impacts of the COVID-19 pandemic, could adversely impact our financial condition and results of operations.

There have been no other material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 20, 2020, and such risk factors are incorporated by reference herein.

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

3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed December 18, 2018, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Federal Home Loan Bank of Topeka

May 12, 2020	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer