Form 10-Q
period 2020-06-30
Federal Home Loan Bank of Topeka
filed 2020-08-11
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
August 6, 2020
Class A Stock, par value $100 per share	4,761,443
Class B Stock, par value $100 per share	11,433,517

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

•	Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;

•	Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity;

•	Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;

•	The effects of amortization/accretion;

•	The upcoming discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on FHLBank's LIBOR-based financial products, investments, and contracts;

•	Changes in FHLBank’s capital structure;

•	FHLBank's ability to declare dividends or to pay dividends at rates consistent with past practices; and

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2020	12/31/2019
ASSETS
Cash and due from banks	$28,283	$1,917,166
Interest-bearing deposits	1,017,972	921,453
Securities purchased under agreements to resell (Note 9)	4,450,000	4,750,000
Federal funds sold	1,520,000	850,000

Investment securities:
Trading securities (Note 3)	2,904,643	2,812,562
Available-for-sale securities (Note 3)	7,558,676	7,182,500
Held-to-maturity securities, fair value of $3,176,712 and $3,556,938 (Note 3)	3,182,136	3,569,958
Total investment securities	13,645,455	13,565,020

Advances (Note 4)	21,528,991	30,241,315
Mortgage loans held for portfolio, net of allowance for credit losses of $7,790 and $985 (Note 5)	10,945,717	10,633,009
Accrued interest receivable	113,448	143,765
Derivative assets, net (Notes 6, 9)	191,539	154,804
Other assets	92,531	100,122

TOTAL ASSETS	$53,533,936	$63,276,654

LIABILITIES
Deposits (Note 7)	$988,292	$790,640

Consolidated obligations, net:
Discount notes (Note 8)	13,560,839	27,447,911
Bonds (Note 8)	36,445,676	32,013,314
Total consolidated obligations, net	50,006,515	59,461,225

Mandatorily redeemable capital stock (Note 10)	2,308	2,415
Accrued interest payable	75,097	117,580
Affordable Housing Program payable	40,399	43,027
Derivative liabilities, net (Notes 6, 9)	672	202
Other liabilities	65,715	70,514

TOTAL LIABILITIES	51,178,998	60,485,603

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2020	12/31/2019
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 5,007 and 4,476 shares issued and outstanding) (Note 10)	$500,679	$447,610
Class B ($100 par value; 8,913 and 13,188 shares issued and outstanding) (Note 10)	891,324	1,318,846
Total capital stock	1,392,003	1,766,456

Retained earnings:
Unrestricted	755,700	765,295
Restricted	240,929	234,514
Total retained earnings	996,629	999,809

Accumulated other comprehensive income (loss) (Note 11)	(33,694)	24,786

TOTAL CAPITAL	2,354,938	2,791,051

TOTAL LIABILITIES AND CAPITAL	$53,533,936	$63,276,654

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
INTEREST INCOME:
Interest-bearing deposits	$560	$5,048	$5,265	$10,218
Securities purchased under agreements to resell	938	29,568	15,528	57,498
Federal funds sold	454	9,555	3,942	19,879
Trading securities	18,083	25,925	38,272	47,869
Available-for-sale securities	9,871	15,487	34,165	30,883
Held-to-maturity securities	7,416	28,859	24,484	60,132
Advances	60,265	189,562	191,152	377,171
Mortgage loans held for portfolio	73,664	75,185	158,770	148,469
Other	300	367	654	751
Total interest income	171,551	379,556	472,232	752,870

INTEREST EXPENSE:
Deposits	77	2,473	1,631	5,161
Consolidated obligations:
Discount notes	21,760	150,802	114,711	299,793
Bonds	92,744	176,714	243,486	334,871
Mandatorily redeemable capital stock (Note 10)	14	40	38	83
Other	279	297	603	717
Total interest expense	114,874	330,326	360,469	640,625

NET INTEREST INCOME	56,677	49,230	111,763	112,245
Provision (reversal) for credit losses on mortgage loans (Note 5)	1,337	38	601	116
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	55,340	49,192	111,162	112,129

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 3)	5,375	41,843	99,764	70,598
Net gains (losses) on sale of available-for-sale securities (Note 3)	—	—	1,523	—
Net gains (losses) on sale of held-to-maturity securities (Note 3)	—	(46)	—	(46)
Net gains (losses) on derivatives and hedging activities (Note 6)	(15,355)	(40,011)	(137,607)	(58,553)
Net gains (losses) on disposal of premises, software and equipment	(3,469)	—	(3,469)	3
Standby bond purchase agreement commitment fees	535	553	1,100	1,119
Letters of credit fees	1,639	1,205	3,042	2,391
Other	1,023	824	2,166	1,530
Total other income (loss)	(10,252)	4,368	(33,481)	17,042

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
OTHER EXPENSES:
Compensation and benefits	$9,058	$9,559	$19,519	$18,817
Other operating	4,795	5,045	9,475	9,300
Federal Housing Finance Agency	1,022	813	2,045	1,625
Office of Finance	846	896	1,853	1,745
Advance subsidy	4,497	—	4,497	—
Other	2,378	2,000	4,650	3,816
Total other expenses	22,596	18,313	42,039	35,303

INCOME BEFORE ASSESSMENTS	22,492	35,247	35,642	93,868

Affordable Housing Program	2,250	3,529	3,568	9,395

NET INCOME	$20,242	$31,718	$32,074	$84,473

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Net income	$20,242	$31,718	$32,074	$84,473

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	35,597	4,227	(58,534)	16,075
Defined benefit pension plan	28	72	54	145
Total other comprehensive income (loss)	35,625	4,299	(58,480)	16,220

TOTAL COMPREHENSIVE INCOME	$55,867	$36,017	$(26,406)	$100,693

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2019	1,981	$198,079	13,103	$1,310,317	15,084	$1,508,396	$734,822	$208,018	$942,840	$27,614	$2,478,850
Comprehensive income							25,375	6,343	31,718	4,299	36,017
Proceeds from issuance of capital stock	11	1,119	4,250	425,023	4,261	426,142					426,142
Repurchase/redemption of capital stock	(2,341)	(234,064)	(915)	(91,463)	(3,256)	(325,527)					(325,527)
Net reclassification of shares to mandatorily redeemable capital stock	(346)	(34,627)	(1)	(94)	(347)	(34,721)					(34,721)
Net transfer of shares between Class A and Class B	2,850	285,029	(2,850)	(285,029)	—	—					—
Dividends on capital stock (Class A - 2.5%, Class B - 7.5%):
Cash payment							(68)		(68)		(68)
Stock issued			243	24,214	243	24,214	(24,214)		(24,214)		—
Balance at June 30, 2019	2,155	$215,536	13,830	$1,382,968	15,985	$1,598,504	$735,915	$214,361	$950,276	$31,913	$2,580,693

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2020	4,484	$448,404	13,539	$1,353,892	18,023	$1,802,296	$743,731	$236,881	$980,612	$(69,319)	$2,713,589
Comprehensive income							16,194	4,048	20,242	35,625	55,867
Proceeds from issuance of capital stock	8	766	2,958	295,822	2,966	296,588					296,588
Repurchase/redemption of capital stock	—	—	(202)	(20,197)	(202)	(20,197)					(20,197)
Net reclassification of shares to mandatorily redeemable capital stock	(4,696)	(469,580)	(2,318)	(231,801)	(7,014)	(701,381)					(701,381)
Net transfer of shares between Class A and Class B	5,211	521,089	(5,211)	(521,089)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 0.5%, Class B - 5.5%):
Cash payment							(71)		(71)		(71)
Stock issued			147	14,697	147	14,697	(14,697)		(14,697)		—
Balance at June 30, 2020	5,007	$500,679	8,913	$891,324	13,920	$1,392,003	$755,700	$240,929	$996,629	$(33,694)	$2,354,938

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							67,579	16,894	84,473	16,220	100,693
Proceeds from issuance of capital stock	12	1,171	7,627	762,729	7,639	763,900					763,900
Repurchase/redemption of capital stock	(5,729)	(572,891)	(1,065)	(106,486)	(6,794)	(679,377)					(679,377)
Net reclassification of shares to mandatorily redeemable capital stock	(525)	(52,538)	(61)	(6,098)	(586)	(58,636)					(58,636)
Net transfer of shares between Class A and Class B	5,924	592,433	(5,924)	(592,433)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(139)		(139)		(139)
Stock issued			481	48,080	481	48,080	(48,080)		(48,080)		—
Balance at June 30, 2019	2,155	$215,536	13,830	$1,382,968	15,985	$1,598,504	$735,915	$214,361	$950,276	$31,913	$2,580,693

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							25,659	6,415	32,074	(58,480)	(26,406)
Proceeds from issuance of capital stock	8	813	5,505	550,526	5,513	551,339					551,339
Repurchase/redemption of capital stock	—	—	(586)	(58,634)	(586)	(58,634)					(58,634)
Net reclassification of shares to mandatorily redeemable capital stock	(6,621)	(662,140)	(2,445)	(244,551)	(9,066)	(906,691)					(906,691)
Net transfer of shares between Class A and Class B	7,144	714,396	(7,144)	(714,396)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 1.2%, Class B - 6.5%):
Cash payment							(141)		(141)		(141)
Stock issued			395	39,533	395	39,533	(39,533)		(39,533)		—
Balance at June 30, 2020	5,007	$500,679	8,913	$891,324	13,920	$1,392,003	$755,700	$240,929	$996,629	$(33,694)	$2,354,938

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2020	06/30/2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,074	$84,473
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(27,858)	12,355
Concessions on consolidated obligations	17,768	5,432
Premiums and discounts on investments, net	10,090	2,731
Premiums, discounts and commitment fees on advances, net	(1,686)	(1,152)
Premiums, discounts and deferred loan costs on mortgage loans, net	28,139	9,714
Fair value adjustments on hedged assets or liabilities	2,293	2,108
Premises, software and equipment	1,647	1,532
Other	54	145
Provision (reversal) for credit losses on mortgage loans	601	116
Non-cash interest on mandatorily redeemable capital stock	37	81
Net realized (gains) losses on sale of available-for-sale securities	(1,523)	—
Net realized (gains) losses on sale of held-to-maturity securities	—	46
Net realized (gains) losses on disposal of premises, software and equipment	3,469	(3)
Other adjustments	4,441	(93)
Net (gains) losses on trading securities	(99,764)	(70,598)
Net change in derivatives and hedging activities	(312,613)	(84,826)
(Increase) decrease in accrued interest receivable	30,950	(33,290)
Change in net accrued interest included in derivative assets	14,713	(1,891)
(Increase) decrease in other assets	1,320	924
Increase (decrease) in accrued interest payable	(42,834)	25,952
Change in net accrued interest included in derivative liabilities	(62)	1,554
Increase (decrease) in Affordable Housing Program liability	(2,628)	447
Increase (decrease) in other liabilities	(5,323)	(3,623)
Total adjustments	(378,769)	(132,339)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(346,695)	(47,866)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2020	06/30/2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(421,226)	$1,288
Net (increase) decrease in securities purchased under resale agreements	300,000	(2,742,904)
Net (increase) decrease in Federal funds sold	(670,000)	(2,410,000)
Proceeds from sale of trading securities	275,186	429
Proceeds from maturities of and principal repayments on trading securities	332,497	1,551,440
Purchases of trading securities	(600,000)	(3,174,941)
Proceeds from sale of available-for-sale securities	289,045	—
Proceeds from maturities of and principal repayments on available-for-sale securities	47,240	5,760
Purchases of available-for-sale securities	(430,610)	(2,716,448)
Proceeds from sale of held-to-maturity securities	—	9,442
Proceeds from maturities of and principal repayments on held-to-maturity securities	386,780	445,378
Advances repaid	149,038,996	212,991,221
Advances originated	(140,053,196)	(215,243,175)
Principal collected on mortgage loans	1,680,347	503,412
Purchases of mortgage loans	(2,036,535)	(1,293,351)
Proceeds from sale of foreclosed assets	1,157	1,643
Other investing activities	1,640	1,534
Purchases of premises, software and equipment	(480)	(741)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,140,841	(12,070,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	197,952	38,264
Net proceeds from issuance of consolidated obligations:
Discount notes	317,940,542	453,966,178
Bonds	22,150,583	12,087,946
Payments for maturing and retired consolidated obligations:
Discount notes	(331,811,195)	(447,428,963)
Bonds	(17,754,850)	(6,571,750)
Proceeds from financing derivatives	3,470	—
Net interest payments received (paid) for financing derivatives	(5,803)	(1,714)
Proceeds from issuance of capital stock	551,339	763,900
Payments for repurchase/redemption of capital stock	(58,634)	(679,377)
Payments for repurchase of mandatorily redeemable capital stock	(906,835)	(59,564)
Cash dividends paid	(141)	(139)
Partial recovery of prior capital distribution to Financing Corporation	10,543	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,683,029)	12,114,781
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,888,883)	(3,098)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,917,166	15,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,283	$11,962

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2020	06/30/2019
Supplemental disclosures:
Interest paid	$428,134	$595,671
Affordable Housing Program payments	$6,245	$9,217
Net transfers of mortgage loans to other assets	$582	$605

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2020

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

Out-of-Period Adjustment: Included in net income for the nine months ended September 30, 2019 was an out-of-period adjustment of $14,336,000, of which $2,545,000 and $11,791,000 related to income that should have been recorded during the three months ended March 31, 2019 and June 30, 2019, respectively. The out-of-period adjustment related to hedged item valuations for certain available-for-sale securities in fair value hedging relationships and resulted in an increase in available-for-sale interest income and a reduction in other comprehensive income. Consequently, available-for-sale interest income was understated by $11,791,000 and $14,336,000 for the three and six months ended June 30, 2019. FHLBank has assessed the impact of this error and concluded that the amounts were not material, either individually or in the aggregate, to any prior period financial statements.

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

Investment Securities:
Available-for-Sale: For securities classified as available-for-sale, FHLBank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the Statements of Condition. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, FHLBank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, FHLBank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Coronavirus Aid, Relief, and Economic Security Act (CARES Act). In March 2020, the CARES Act was signed into law to provide relief from the economic impact of the COVID-19 pandemic to a variety of sectors of the U.S. economy, including businesses, individuals, health care, education, and state and local governments. The CARES Act also includes provisions that provide optional relief from certain accounting and reporting requirements related to troubled debt restructurings (TDRs). TDR relief applies to COVID-19-related modifications made from March 1, 2020 until the earlier of December 31, 2020 or 60 days following the termination of the national emergency declared by the President of the United States for borrowers that were current as of December 31, 2019. FHLBank has elected the optional relief but does not expect it to have a material effect on FHLBank's financial condition, results of operations, cash flows, or disclosures.

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of June 30, 2020, approximately 64 percent of these overnight investments were with unrated counterparties.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of June 30, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of June 30, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $74,000 and $3,000, respectively, as of June 30, 2020, and $589,000 and $30,000, respectively, as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2020 and December 31, 2019. The carrying value of securities purchased under agreements excludes accrued interest receivable of $16,000 and $424,000 as of June 30, 2020 and December 31, 2019, respectively.

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

▪	State or local housing agency obligations - municipal bonds issued by housing finance agencies;

▪	U.S. obligation MBS - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and

▪	GSE MBS - single-family and multifamily MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of June 30, 2020 and December 31, 2019 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2020	12/31/2019
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,565,218	$1,530,518
GSE obligations	435,008	416,025
Non-mortgage-backed securities	2,000,226	1,946,543
Mortgage-backed securities:
GSE MBS	904,417	866,019
Mortgage-backed securities	904,417	866,019
TOTAL	$2,904,643	$2,812,562

Net gains (losses) on trading securities during the three and six months ended June 30, 2020 and 2019 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Net gains (losses) on trading securities held as of June 30, 2020	$5,430	$41,533	$99,578	$70,192
Net gains (losses) on trading securities sold or matured prior to June 30, 2020	(55)	310	186	406
NET GAINS (LOSSES) ON TRADING SECURITIES	$5,375	$41,843	$99,764	$70,598

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2020 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $30,140,000 as of June 30, 2020.

Table 3.3

	06/30/2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$4,336,512	$1,563	$(689)	$4,337,386
Non-mortgage-backed securities	4,336,512	1,563	(689)	4,337,386
Mortgage-backed securities:
GSE MBS	3,253,910	18,845	(51,465)	3,221,290
Mortgage-backed securities	3,253,910	18,845	(51,465)	3,221,290
TOTAL	$7,590,422	$20,408	$(52,154)	$7,558,676

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of June 30, 2020 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,561,377	$(587)	$502,245	$(102)	$2,063,622	$(689)
Non-mortgage-backed securities	1,561,377	(587)	502,245	(102)	2,063,622	(689)
Mortgage-backed securities:
GSE MBS	1,833,749	(43,488)	322,819	(7,977)	2,156,568	(51,465)
Mortgage-backed securities	1,833,749	(43,488)	322,819	(7,977)	2,156,568	(51,465)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$3,395,126	$(44,075)	$825,064	$(8,079)	$4,220,190	$(52,154)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2020 and December 31, 2019 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2020		12/31/2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,771,930	$1,772,277	$754,003	$753,891
Due after one year through five years	2,564,582	2,565,109	3,504,605	3,507,900
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	4,336,512	4,337,386	4,258,608	4,261,791
Mortgage-backed securities	3,253,910	3,221,290	2,897,104	2,920,709
TOTAL	$7,590,422	$7,558,676	$7,155,712	$7,182,500

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 3.8 presents details of the sales for the three and six months ended June 30, 2020 (in thousands). There were no sales of available-for-sale securities during the three and six months ended June 30, 2019.

Table 3.8

	Three Months Ended	Six Months Ended
	06/30/2020	06/30/2020
Proceeds from sale of available-for-sale securities	$—	$289,045

Gross gains on sale of available-for-sale securities	$—	$1,526
Gross losses on sale of available-for-sale securities	—	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$—	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2020 are summarized in Table 3.9 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $1,393,000 as of June 30, 2020.

Table 3.9

	06/30/2020
	Amortized Cost	Net Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$81,995	$81,995	$—	$(3,615)	$78,380
Non-mortgage-backed securities	81,995	81,995	—	(3,615)	78,380
Mortgage-backed securities:
U.S. obligation MBS	85,268	85,268	17	(164)	85,121
GSE MBS	3,014,873	3,014,873	8,074	(9,736)	3,013,211
Mortgage-backed securities	3,100,141	3,100,141	8,091	(9,900)	3,098,332
TOTAL	$3,182,136	$3,182,136	$8,091	$(13,515)	$3,176,712

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of June 30, 2020 and December 31, 2019 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	06/30/2020			12/31/2019
	Amortized Cost	Net Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	81,995	81,995	78,380	82,805	82,805	80,854
Non-mortgage-backed securities	81,995	81,995	78,380	82,805	82,805	80,854
Mortgage-backed securities	3,100,141	3,100,141	3,098,332	3,487,153	3,487,153	3,476,084
TOTAL	$3,182,136	$3,182,136	$3,176,712	$3,569,958	$3,569,958	$3,556,938

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 3.12 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the three and six months ended June 30, 2020.

Table 3.12

	Three Months Ended	Six Months Ended
	06/30/2019	06/30/2019
Proceeds from sale of held-to-maturity securities	$9,442	$9,442
Carrying value of held-to-maturity securities sold	(9,488)	(9,488)
NET REALIZED GAINS (LOSSES)	$(46)	$(46)

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. FHLBank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Note 2 for additional information.

During the three and six months ended June 30, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments. To evaluate investment securities for credit loss as of June 30, 2020, FHLBank employed the following methodologies, based on the type of security.

FHLBank's available-for-sale and held-to-maturity securities are principally certificates of deposit, U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. FHLBank only purchases securities considered investment quality. As of June 30, 2020, all of FHLBank's available-for-sale securities and held-to-maturity securities were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities, if applicable.

FHLBank evaluates available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). As of June 30, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, FHLBank has not experienced any payment defaults on the instruments. In addition, all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities as of June 30, 2020.

FHLBank evaluates its held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of June 30, 2020, FHLBank had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2020 and December 31, 2019, FHLBank had advances outstanding at interest rates ranging from 0.17 percent to 7.20 percent and 0.96 percent to 7.41 percent, respectively, for traditional advances (excludes COVID-19 Relief Advances described below). Table 4.1 presents advances summarized by redemption term as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $17,354,000 and $45,637,000 as of June 30, 2020 and December 31, 2019, respectively.

Table 4.1

	06/30/2020		12/31/2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,157,479	0.58%	$13,188,118	1.88%
Due after one year through two years	1,972,758	1.26	10,448,433	1.96
Due after two years through three years	1,278,379	1.42	1,254,153	2.27
Due after three years through four years	1,137,591	1.86	1,067,662	2.42
Due after four years through five years	1,387,893	1.43	1,208,854	2.22
Thereafter	3,259,138	1.98	3,004,835	2.25
Total par value	21,193,238	1.04%	30,172,055	1.99%
Discounts	(11,602)		(1,807)
Hedging adjustments	347,355		71,067
TOTAL	$21,528,991		$30,241,315

During the three months ended June 30, 2020, FHLBank issued subsidized COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances have a term of six months and the low-cost advances have terms between 6 and 24 months. As of June 30, 2020, FHLBank had $556,951,000 and $512,890,000 of zero-cost and low-cost advances outstanding, respectively. Discounts of $4,530,000 were initially recorded on these advances and are accreted using the interest method over the life of the advances resulting in the recognition of periodic interest income on the advances at the effective interest rate (i.e., yield recorded equals a prevailing rate) in net interest income, of which $3,682,000 remains outstanding as of June 30, 2020.

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

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of June 30, 2020 and December 31, 2019 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	06/30/2020	12/31/2019	06/30/2020	12/31/2019
Due in one year or less	$14,396,016	$24,271,238	$13,172,929	$14,053,068
Due after one year through two years	1,357,838	1,133,077	2,234,358	10,637,833
Due after two years through three years	778,493	728,429	1,517,329	1,524,153
Due after three years through four years	741,297	764,990	1,246,591	1,215,412
Due after four years through five years	902,643	686,594	1,475,793	1,304,254
Thereafter	3,016,951	2,587,727	1,546,238	1,437,335
TOTAL PAR VALUE	$21,193,238	$30,172,055	$21,193,238	$30,172,055

Interest Rate Payment Terms:  Table 4.3 details additional interest rate payment terms for advances as of June 30, 2020 and December 31, 2019 (in thousands):

Table 4.3

Redemption Term	06/30/2020	12/31/2019
Fixed rate:
Due in one year or less	$9,025,705	$2,691,528
Due after one year	6,723,647	5,912,124
Total fixed rate	15,749,352	8,603,652
Variable rate:
Due in one year or less	3,131,774	10,496,590
Due after one year	2,312,112	11,071,813
Total variable rate	5,443,886	21,568,403
TOTAL PAR VALUE	$21,193,238	$30,172,055

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

During the second quarter of 2020, FHLBank was given the regulatory flexibility to allow members to pledge Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as eligible collateral, with the following restrictions: (1) maximum aggregate lending value for PPP loans is limited to the lesser of $5 billion or 20 percent of the institution’s total lending value on all collateral pledged; and (2) the institution must maintain a CAMELS composite rating of “3” or better. CAMELS is a rating system for banks utilized by federal banking supervisors that represents an evaluation of a bank's financial condition and compliance with laws and regulatory policies. If an institution’s CAMELS composite rating downgrades to “4” or “5”, the institution must substitute all PPP loans being utilized to support outstanding credit obligations with other eligible collateral within five business days. As of June 30, 2020, the amount of PPP loans pledged to FHLBank as collateral was immaterial.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of June 30, 2020 and December 31, 2019, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2020 and December 31, 2019, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three and six months ended June 30, 2020 and 2019.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of June 30, 2020, and therefore no allowance for credit losses on advances was recorded. For the same reasons, FHLBank did not record any allowance for credit losses on advances as of December 31, 2019.

NOTE 5 – MORTGAGE LOANS

Mortgage loans held for portfolio consist of loans obtained through the MPF Program and are either conventional mortgage loans or government-guaranteed or -insured mortgage loans. Under the MPF Program, FHLBank purchases single-family mortgage loans that are originated or acquired by participating financial institutions (PFIs). These mortgage loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2020 and December 31, 2019 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $54,212,000 and $52,358,000 as of June 30, 2020 and December 31, 2019, respectively.

Table 5.1

	06/30/2020	12/31/2019
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,540,694	$1,347,385
Fixed rate, long-term, single-family mortgages	9,259,462	9,128,268
Total unpaid principal balance	10,800,156	10,475,653
Premiums	158,715	155,793
Discounts	(2,356)	(2,503)
Deferred loan costs, net	155	184
Other deferred fees	(33)	(38)
Hedging adjustments	(3,130)	4,905
Total before Allowance for Credit Losses on Mortgage Loans	10,953,507	10,633,994
Allowance for Credit Losses on Mortgage Loans[2]	(7,790)	(985)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$10,945,717	$10,633,009

[1]	Medium-term defined as a term of 15 years or less at origination.

[2]
Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000 (see Table 5.5).

Table 5.2 presents information as of June 30, 2020 and December 31, 2019 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2020	12/31/2019
Conventional loans	$10,211,211	$9,849,542
Government-guaranteed or -insured loans	588,945	626,111
TOTAL UNPAID PRINCIPAL BALANCE	$10,800,156	$10,475,653

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

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of June 30, 2020 (dollar amounts in thousands):

Table 5.3

	06/30/2020
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2016	2016	2017	2018	2019	2020
Amortized Cost:[1]
Past due 30-59 days delinquent	$31,704	$7,626	$11,562	$16,134	$38,908	$2,507	$108,441	$16,146	$124,587
Past due 60-89 days delinquent	19,774	4,647	11,842	13,608	41,145	3,108	94,124	14,678	108,802
Past due 90 days or more delinquent	9,933	1,564	2,375	4,237	429	—	18,538	9,903	28,441
Total past due	61,411	13,837	25,779	33,979	80,482	5,615	221,103	40,727	261,830
Total current loans	2,434,511	785,921	930,001	1,019,350	3,178,072	1,787,600	10,135,455	556,222	10,691,677
Total mortgage loans	$2,495,922	$799,758	$955,780	$1,053,329	$3,258,554	$1,793,215	$10,356,558	$596,949	$10,953,507

Other delinquency statistics:
In process of foreclosure[2]							$69,126	$12,434	$81,560
Serious delinquency rate[3]							0.8%	3.1%	0.9%
Past due 90 days or more and still accruing interest							$—	$9,903	$9,903
Loans on non-accrual status[4]							$22,314	$—	$22,314

[1]	Excludes accrued interest receivable.

[2]
Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.

[3]	Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total amortized cost for the portfolio class.

[4]
Loans on non-accrual status include $1,320,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

FHLBank's servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19-related difficulties regardless of the status of the loan at the time of the request. FHLBank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period whether it be formal or informal. The accrual status for a loan under forbearance will be driven by the past due status of the loan without consideration of the forbearance as the legal terms of the contractual arrangement have not been modified. As of June 30, 2020, there was $144,812,000, or 1.4 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $7,270,000, $53,809,000, $78,287,000, and $5,446,000 with payments statuses of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2020 and 2019.

Table 5.5

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Balance, beginning of the period	$6,468	$824	$985	$812
Adjustment for cumulative effect of accounting change	—	—	6,123	—
Net (charge-offs) recoveries	(15)	(4)	81	(70)
Provision (reversal) for credit losses	1,337	38	601	116
Balance, end of the period	$7,790	$858	$7,790	$858

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of June 30, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2020 and December 31, 2019 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2020			12/31/2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$17,876,350	$22,249	$313,198	$16,448,512	$23,462	$80,398
Total derivatives designated as hedging relationships	17,876,350	22,249	313,198	16,448,512	23,462	80,398
Derivatives not designated as hedging instruments:
Interest rate swaps	4,980,845	78	79,401	3,099,622	736	26,285
Interest rate caps/floors	762,500	104	—	1,130,000	117	—
Mortgage delivery commitments	107,916	414	3	221,800	495	25
Total derivatives not designated as hedging instruments	5,851,261	596	79,404	4,451,422	1,348	26,310
TOTAL	$23,727,611	22,845	392,602	$20,899,934	24,810	106,708
Netting adjustments and cash collateral[1]		168,694	(391,930)		129,994	(106,506)
DERIVATIVE ASSETS AND LIABILITIES		$191,539	$672		$154,804	$202

[1]
Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions, cash collateral, and related accrued interest held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $561,124,000 and $236,700,000 as of June 30, 2020 and December 31, 2019, respectively. Cash collateral received was $500,000 and $200,000 as of June 30, 2020 and December 31, 2019, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2020 and 2019, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$60,265	$9,871	$21,760	$92,744
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(31,591)	$(35,810)	$24	$1,919
Hedged items[2]	19,718	4,490	14,257	10,959
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(11,873)	$(31,320)	$14,281	$12,878

	6/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$189,562	$15,487	$150,802	$176,714
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(71,071)	$(100,045)	$(7)	$17,348
Hedged items[2]	76,397	88,484	15	(20,817)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$5,326	$(11,561)	$8	$(3,469)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2020 and 2019, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$191,152	$34,165	$114,711	$243,486
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(291,723)	$(396,093)	$18,547	$47,365
Hedged items[2]	276,560	348,633	(1,433)	(28,866)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(15,163)	$(47,460)	$17,114	$18,499

	6/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$377,171	$30,883	$299,793	$334,871
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(104,143)	$(144,237)	$25	$27,053
Hedged items[2]	115,899	130,597	(15)	(34,366)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$11,756	$(13,640)	$10	$(7,313)

[1]	Includes net interest settlements in interest income/expense.

[2]	Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2020 and December 31, 2019 (in thousands):

Table 6.4

06/30/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,038,392	$343,561	$3,794	$347,355
Available-for-sale securities	7,590,422	425,458	—	425,458
Consolidated obligation discount notes	(2,773,177)	(1,282)	—	(1,282)
Consolidated obligation bonds	(2,444,519)	(55,256)	—	(55,256)

12/31/2019
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,951,445	$69,643	$1,424	$71,067
Available-for-sale securities	7,155,712	79,141	—	79,141
Consolidated obligation bonds	(3,270,635)	(26,389)	—	(26,389)

[1]
Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).

[2]	Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding gains and losses on derivatives and hedging activities recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(1,345)	$(41,842)	$(113,060)	$(61,027)
Interest rate caps/floors	(158)	246	(13)	(380)
Net interest settlements	(12,962)	(251)	(18,116)	(547)
Mortgage delivery commitments	(890)	1,836	(6,418)	3,471
Consolidated obligation discount note commitments	—	—	—	(70)
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(15,355)	$(40,011)	$(137,607)	$(58,553)

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $468,000 and $211,000 as of June 30, 2020 and December 31, 2019, respectively. The counterparty was different for each period.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2020 and December 31, 2019.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 7.1 details the types of deposits held by FHLBank as of June 30, 2020 and December 31, 2019 (in thousands):

Table 7.1

	06/30/2020	12/31/2019
Interest-bearing:
Demand	$313,744	$383,197
Overnight	422,900	280,300
Term	1,000	—
Total interest-bearing	737,644	663,497
Non-interest-bearing:
Other	250,648	127,143
Total non-interest-bearing	250,648	127,143
TOTAL DEPOSITS	$988,292	$790,640

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Table 8.1

	06/30/2020		12/31/2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$24,381,250	0.52%	$15,991,800	1.79%
Due after one year through two years	2,517,550	1.44	6,318,350	1.90
Due after two years through three years	1,484,200	1.89	1,375,000	2.11
Due after three years through four years	894,600	1.78	1,285,900	2.39
Due after four years through five years	1,261,200	1.62	1,223,350	2.40
Thereafter	5,825,300	2.01	5,776,300	2.78
Total par value	36,364,100	0.95%	31,970,700	2.05%
Premiums	46,213		34,789
Discounts	(3,961)		(3,357)
Concession fees	(15,932)		(15,207)
Hedging adjustments	55,256		26,389
TOTAL	$36,445,676		$32,013,314

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2020 and December 31, 2019 includes callable bonds totaling $7,084,500,000 and $8,891,500,000, respectively. FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, FHLBank also enters into interest rate swap agreements (in which FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows FHLBank to obtain attractively priced variable rate financing. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2020 and December 31, 2019 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	06/30/2020	12/31/2019
Due in one year or less	$31,465,750	$24,583,300
Due after one year through two years	2,427,550	5,148,350
Due after two years through three years	912,700	615,000
Due after three years through four years	438,100	682,400
Due after four years through five years	509,200	356,850
Thereafter	610,800	584,800
TOTAL PAR VALUE	$36,364,100	$31,970,700

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2020 and December 31, 2019 (in thousands):

Table 8.3

	06/30/2020	12/31/2019
Simple variable rate	$22,259,000	$16,017,000
Fixed rate	14,105,100	15,573,700
Step	—	110,000
Variable rate with cap	—	220,000
Fixed to variable rate	—	50,000
TOTAL PAR VALUE	$36,364,100	$31,970,700

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2020	$13,560,839	$13,565,416	0.42%

December 31, 2019	$27,447,911	$27,510,042	1.54%

[1]	Represents yield to maturity excluding concession fees.

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019 (in thousands):

Table 9.1

06/30/2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$21,371	$(19,101)	$2,270	$(414)	$1,856
Cleared derivatives	1,474	187,795	189,269	—	189,269
Total derivative assets	22,845	168,694	191,539	(414)	191,125
Securities purchased under agreements to resell	4,450,000	—	4,450,000	(4,450,000)	—
TOTAL	$4,472,845	$168,694	$4,641,539	$(4,450,414)	$191,125

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2020 and December 31, 2019 (in thousands):

Table 9.3

06/30/2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$388,903	$(388,231)	$672	$(3)	$669
Cleared derivatives	3,699	(3,699)	—	—	—
Total derivative liabilities	392,602	(391,930)	672	(3)	669
TOTAL	$392,602	$(391,930)	$672	$(3)	$669

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Table 10.1

	06/30/2020		12/31/2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$348,135	$1,888,817	$486,650	$2,319,531
Total regulatory capital-to-asset ratio	4.0%	4.5%	4.0%	4.4%
Total regulatory capital	$2,141,357	$2,390,940	$2,531,066	$2,768,680
Leverage capital ratio	5.0%	6.2%	5.0%	6.2%
Leverage capital	$2,676,697	$3,335,348	$3,163,833	$3,928,446

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2020 and 2019 (in thousands):

Table 10.2

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Balance, beginning of period	$2,390	$3,548	$2,415	$3,597
Capital stock subject to mandatory redemption reclassified from equity during the period	701,381	34,721	1,007,338	58,636
Capital stock redemption cancellations reclassified to equity during the period	—	—	(100,647)	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(701,476)	(35,558)	(906,835)	(59,564)
Stock dividend classified as mandatorily redeemable capital stock during the period	13	39	37	81
Balance, end of period	$2,308	$2,750	$2,308	$2,750

Table 10.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of June 30, 2020 and December 31, 2019 (in thousands). The year of redemption in Table 10.3 is the end of the redemption period in accordance with FHLBank’s capital plan. FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after FHLBank receives notice for withdrawal from the member. Additionally, FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 10.3

Contractual Year of Repurchase	06/30/2020	12/31/2019
Year 1	$122	$—
Year 2	862	1
Year 3	—	869
Year 4	—	—
Year 5	1	—
Past contractual redemption date due to remaining activity[1]	1,323	1,545
TOTAL	$2,308	$2,415

[1]
Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2020, FHLBank’s excess stock was less than one percent of total assets.

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

Partial Recovery of Prior Capital Distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation (FICO). The capitalization of FICO was provided by capital distributions from the FHLBanks to FICO in exchange for FICO nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988 and 1989 that aggregated to $680,000,000. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of FICO was determined to be non-redeemable and the FHLBanks charged-off their prior capital distributions to FICO directly against retained earnings. Upon the dissolution of FICO in June 2020, FICO determined that excess funds aggregating to $200,031,000 were available for distribution to its stockholders, the FHLBanks. Specifically, FHLBank Topeka’s partial recovery of prior capital distribution was $10,543,000, which was determined based on its share of the $680,000,000 originally contributed. The FHLBanks treated the receipt of these funds as a return of the FHLBanks’ investment in FICO capital stock, and therefore as a partial recovery of the prior capital distributions made by the FHLBanks to FICO in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended June 30, 2020 and 2019 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2019	$30,916	$(3,302)	$27,614
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	4,227		4,227
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		72	72
Net current period other comprehensive income (loss)	4,227	72	4,299
Balance at June 30, 2019	$35,143	$(3,230)	$31,913

Balance at March 31, 2020	$(67,343)	$(1,976)	$(69,319)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	35,597		35,597
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		28	28
Net current period other comprehensive income (loss)	35,597	28	35,625
Balance at June 30, 2020	$(31,746)	$(1,948)	$(33,694)

[1]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the six months ended June 30, 2020 and 2019 (in thousands):

Table 11.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2018	$19,068	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	16,075		16,075
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		145	145
Net current period other comprehensive income (loss)	16,075	145	16,220
Balance at June 30, 2019	$35,143	$(3,230)	$31,913

Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(57,011)		(57,011)
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[2]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[1]		54	54
Net current period other comprehensive income (loss)	(58,534)	54	(58,480)
Balance at June 30, 2020	$(31,746)	$(1,948)	$(33,694)

[1]	Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

[2]	Recorded in “Net gains (losses) on sale of available-for-sale securities” non-interest income on the Statements of Income. Amount represents a credit (increase to other income (loss)).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2020 and December 31, 2019. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2020 and 2019.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2020 and December 31, 2019. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2020 and December 31, 2019 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	06/30/2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$28,283	$28,283	$28,283	$—	$—	$—
Interest-bearing deposits	1,017,972	1,017,972	—	1,017,972	—	—
Securities purchased under agreements to resell	4,450,000	4,450,000	—	4,450,000	—	—
Federal funds sold	1,520,000	1,520,000	—	1,520,000	—	—
Trading securities	2,904,643	2,904,643	—	2,904,643	—	—
Available-for-sale securities	7,558,676	7,558,676	—	7,558,676	—	—
Held-to-maturity securities	3,182,136	3,176,712	—	3,098,332	78,380	—
Advances	21,528,991	21,618,227	—	21,618,227	—	—
Mortgage loans held for portfolio, net of allowance	10,945,717	11,629,669	—	11,628,390	1,279	—
Accrued interest receivable	113,448	113,448	—	113,448	—	—
Derivative assets	191,539	191,539	—	22,845	—	168,694
Liabilities:
Deposits	988,292	988,292	—	988,292	—	—
Consolidated obligation discount notes	13,560,839	13,563,296	—	13,563,296	—	—
Consolidated obligation bonds	36,445,676	36,685,244	—	36,685,244	—	—
Mandatorily redeemable capital stock	2,308	2,308	2,308	—	—	—
Accrued interest payable	75,097	75,097	—	75,097	—	—
Derivative liabilities	672	672	—	392,602	—	(391,930)
Other Asset (Liability):
Industrial revenue bonds	35,000	37,933	—	37,933	—	—
Financing obligation payable	(35,000)	(37,933)	—	(37,933)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2020 and December 31, 2019 (in thousands).

Table 12.3

	06/30/2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,565,218	$—	$1,565,218	$—	$—
GSE obligations	435,008	—	435,008	—	—
GSE MBS	904,417	—	904,417	—	—
Total trading securities	2,904,643	—	2,904,643	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,337,386	—	4,337,386	—	—
GSE MBS	3,221,290	—	3,221,290	—	—
Total available-for-sale securities	7,558,676	—	7,558,676	—	—
Derivative assets:
Interest-rate related	191,125	—	22,431	—	168,694
Mortgage delivery commitments	414	—	414	—	—
Total derivative assets	191,539	—	22,845	—	168,694
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,654,858	$—	$10,486,164	$—	$168,694

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$669	$—	$392,599	$—	$(391,930)
Mortgage delivery commitments	3	—	3	—	—
Total derivative liabilities	672	—	392,602	—	(391,930)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$672	$—	$392,602	$—	$(391,930)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,285	$—	$—	$1,285	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,285	$—	$—	$1,285	$—

[1]
Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

[2]	Includes assets adjusted to fair value during the six months ended June 30, 2020 and still outstanding as of June 30, 2020.

Table 12.4

	12/31/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,530,518	$—	$1,530,518	$—	$—
GSE obligations	416,025	—	416,025	—	—
GSE MBS	866,019	—	866,019	—	—
Total trading securities	2,812,562	—	2,812,562	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,261,791	—	4,261,791	—	—
GSE MBS	2,920,709	—	2,920,709	—	—
Total available-for-sale securities	7,182,500	—	7,182,500	—	—
Derivative assets:
Interest-rate related	154,309	—	24,315	—	129,994
Mortgage delivery commitments	495	—	495	—	—
Total derivative assets	154,804	—	24,810	—	129,994
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,149,866	$—	$10,019,872	$—	$129,994

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$177	$—	$106,683	$—	$(106,506)
Mortgage delivery commitments	25	—	25	—	—
Total derivative liabilities	202	—	106,708	—	(106,506)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$202	$—	$106,708	$—	$(106,506)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,909	$—	$—	$1,909	$—
Real estate owned	144	—	—	144	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,053	$—	$—	$2,053	$—

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $865,823,009,000 and $966,413,924,000 as of June 30, 2020 and December 31, 2019, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among FHLBanks. As described above, FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of June 30, 2020, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2020 and December 31, 2019, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	06/30/2020			12/31/2019
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,242,155	$5,635	$5,247,790	$4,764,724	$4,335	$4,769,059
Advance commitments outstanding	64,220	16,090	80,310	64,282	15,693	79,975
Commitments for standby bond purchases	382,521	280,726	663,247	—	701,392	701,392
Commitments to fund or purchase mortgage loans	107,916	—	107,916	221,800	—	221,800
Commitments to issue consolidated bonds, at par	138,000	—	138,000	—	—	—
Commitments to issue consolidated discount notes, at par	—	—	—	411,161	—	411,161

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2024. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,418,000 and $1,470,000 as of June 30, 2020 and December 31, 2019, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond. The bond purchase commitments entered into by FHLBank expire no later than 2022, though some are renewable at the option of FHLBank. As of June 30, 2020 and December 31, 2019, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the six months ended June 30, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the six months ended June 30, 2019.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $411,000 and $470,000 as of June 30, 2020 and December 31, 2019, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands). None of the officers or directors of these members currently serve on FHLBank’s board of directors.

Table 14.1

06/30/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$86,625	17.3%	$237,034	26.6%	$323,659	23.2%
TOTAL		$86,625	17.3%	$237,034	26.6%	$323,659	23.2%

Table 14.2

12/31/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$385,825	29.2%	$386,325	21.8%
BOKF, N.A.	OK	184,282	41.0	202,000	15.3	386,282	21.8
TOTAL		$184,782	41.1%	$587,825	44.5%	$772,607	43.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2020 and December 31, 2019 are summarized in Table 14.3 (dollar amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory stock.

Table 14.3

	06/30/2020		12/31/2019		06/30/2020		12/31/2019
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$5,085,000	24.0%	$8,585,000	28.5%	$646	0.1%	$1,030	0.1%
BOKF, N.A.			4,500,000	14.9			22,457	2.9
TOTAL	$5,085,000	24.0%	$13,085,000	43.4%	$646	0.1%	$23,487	3.0%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2020 and 2019. BOKF, N.A. did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2019.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of June 30, 2020 and December 31, 2019 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	06/30/2020		12/31/2019
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$183,011	0.9%	$178,945	0.6%

Deposits	$20,126	2.0%	$15,748	2.0%

Class A Common Stock	$4,602	0.9%	$6,467	1.4%
Class B Common Stock	5,921	0.7	5,571	0.4
TOTAL CAPITAL STOCK	$10,523	0.8%	$12,038	0.7%

Table 14.5 presents mortgage loans acquired during the three and six months ended June 30, 2020 and 2019 for members that had an officer or director serving on FHLBank’s board of directors in 2020 or 2019 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Six Months Ended
	06/30/2020		06/30/2019		06/30/2020		06/30/2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$40,701	3.6%	$43,809	5.6%	$86,810	4.3%	$66,889	5.3%

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, standby letters of credit, and Acquired Members Assets (AMA), at levels determined by management with the board of director’s approval and within the ranges stipulated in our Capital Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings or AMA activity. On July 23, 2020, FHLBank's board of directors changed the established AMA activity-based stock purchase requirement to three percent from zero percent pursuant to its Capital Plan, effective as of August 5, 2020. The purchase requirement had been suspended for current members since July 2013. Former members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. For additional discussion of these changes to capital requirements, see "Liquidity and Capital Resources – Capital" under this Item 2.

At our discretion, we may repurchase excess stock resulting from a decline in a member’s advances or AMA activities. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

True to our mission, we continue to serve as a reliable source of funding for members both during times of economic stability and periods of crisis. While the nation has seen a number of market disruptions during our long history, management believes the speed of the tightening and deterioration of market and economic conditions during the onset of the COVID-19 pandemic is unprecedented. Credit and market conditions began to modestly improve in the second quarter of 2020 as a result of economic stimulus, business resumption, and the initial flattening of the curve of new infection. However, resurgence of virus infections and some subsequent rollbacks of business resumptions combined with disparate industry impacts are expected to inhibit economic recovery during the second half of 2020. Our balance sheet adjusted more readily to economic conditions in the second quarter of 2020, which resulted in an improvement in net interest spreads compared to the first quarter of 2020, but a significant portion of the decline in net income in the first half of 2020 remained the result of net losses on derivatives and hedging activities incurred during the first quarter of 2020. While market volatility cannot be predicted, these losses are expected to be reversed with market changes in the future although the timing of those reversals is uncertain. At no time during this pandemic has our balance sheet liquidity or access to the debt markets prevented us from meeting the liquidity needs of our members. FHLBank has continually conducted business without significant operational difficulties or disruptions during the COVID-19 pandemic, with most employees working remotely since mid-March. Management began bringing employees back to work in our offices in early August and plans to continue this process in phases but is prepared to continue remote operations if local infection trends continue to rise.

During the second quarter of 2020, we provided $0.6 billion of zero-cost funding and $0.5 billion of low-cost funding to help members serve their customers affected by the COVID-19 pandemic. In March 2020, we also began accepting collateral modified by forbearance plans and loan modification agreements, including those with electronic signatures. We worked with the Federal Reserve to allow members to pledge their newly issued PPP loans to the Federal Reserve Bank of Kansas City. Additionally, we began accepting SBA PPP loans as collateral while limiting the reporting burden for members. For MPF customers, we waived delivery commitment extension fees through April 15, 2020 and eased certain underwriting, documentation and payment requirements for those impacted by the pandemic. For mortgage loans in the MPF Program, we offered payment forbearance and temporary loan modification programs for borrowers impacted by the pandemic. We continue to monitor the progress of the pandemic and are committed to assisting our members and their communities as impacts related to the pandemic continue to unfold.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2020	03/31/2020	12/31/2019	09/30/2019	06/30/2019
Statement of Condition (as of period end):
Total assets	$53,533,936	$63,189,513	$63,276,654	$57,131,130	$60,078,297
Investments[1]	20,633,427	19,597,238	20,086,473	16,248,522	19,442,680
Advances	21,528,991	31,678,083	30,241,315	30,634,583	31,099,119
Mortgage loans, net[2]	10,945,717	11,018,168	10,633,009	9,833,763	9,192,097
Total liabilities	51,178,998	60,475,924	60,485,603	54,472,808	57,497,604
Deposits	988,292	975,397	790,640	756,376	589,543
Consolidated obligation discount notes, net[3]	13,560,839	25,563,980	27,447,911	21,044,232	27,163,395
Consolidated obligation bonds, net[3]	36,445,676	33,730,055	32,013,314	32,441,885	29,516,980
Total consolidated obligations, net[3]	50,006,515	59,294,035	59,461,225	53,486,117	56,680,375
Mandatorily redeemable capital stock	2,308	2,390	2,415	2,477	2,750
Total capital	2,354,938	2,713,589	2,791,051	2,658,322	2,580,693
Capital stock	1,392,003	1,802,296	1,766,456	1,670,690	1,598,504
Total retained earnings	996,629	980,612	999,809	972,948	950,276
AOCI	(33,694)	(69,319)	24,786	14,684	31,913
Statement of Income (for the quarterly period ended):
Net interest income	56,677	55,086	69,404	74,415	49,230
Provision (reversal) for credit losses on mortgage loans	1,337	(736)	(122)	393	38
Other income (loss)	(10,252)	(23,229)	7,438	(1,507)	4,368
Other expenses	22,596	19,443	18,880	18,633	18,313
Income before assessments	22,492	13,150	58,084	53,882	35,247
Affordable Housing Program (AHP) assessments	2,250	1,318	5,811	5,391	3,529
Net income	20,242	11,832	52,273	48,491	31,718
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	71	70	72	70	68
Dividends paid in stock[4]	14,697	24,836	25,340	25,749	24,214
Weighted average dividend rate[5]	3.69%	5.94%	6.14%	6.61%	6.56%
Dividend payout ratio[6]	72.95%	210.50%	48.61%	53.25%	76.55%
Return on average equity	3.20%	1.75%	7.82%	7.54%	5.13%
Return on average assets	0.14%	0.08%	0.35%	0.33%	0.22%
Average equity to average assets	4.37%	4.44%	4.52%	4.36%	4.37%
Net interest margin[7]	0.39%	0.36%	0.47%	0.51%	0.35%
Total capital ratio[8]	4.40%	4.29%	4.41%	4.65%	4.30%
Regulatory capital ratio[9]	4.47%	4.41%	4.38%	4.63%	4.25%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

[2]
The allowance for credit losses on mortgage loans was $7,790,000, $6,468,000, $985,000, $905,000 and $858,000 as of June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000.

[3]
Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.

[4]
Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $14,000, $24,000, $26,000, $30,000 and $40,000 for the quarters ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively.

[5]	Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.

[6]
Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although FHFA regulation requires dividends be paid out of known income prior to declaration date.

[7]	Net interest income as a percentage of average earning assets.

[8]	GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.

[9]	Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

Net income decreased $11.5 million, or 36.2 percent, to $20.2 million for the three months ended June 30, 2020 compared to $31.7 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income decreased $52.4 million, or 62.0 percent, to $32.1 million compared to $84.5 million for the six months ended June 30, 2019. The decrease for both the three- and six-month periods was largely due to net losses on derivatives and hedging activities and trading securities from the continued market disruption caused by the COVID-19 pandemic, although some stabilization was observed during the second quarter of 2020 as the financial markets began a modest and uneven recovery.

Net interest income increased $7.5 million for the quarter, from $49.2 million for the three months ended June 30, 2019 to $56.7 million for the three months ended June 30, 2020. Net interest income remained relatively flat for the comparative six-month periods, from $112.2 million for the six months ended June 30, 2019 to $111.8 million for the six months ended June 30, 2020. The change in net interest income for both periods is attributed primarily to the decrease in the cost of debt and continued growth in the mortgage loan portfolio. These factors increased net interest income for the current quarter, but the increase related to these factors in the current year-to-date period was offset by the decrease in net interest income in the first quarter of 2020 related to the decline in market interest rates.
FHLBank's cost of debt decreased as a result of unswapped callable debt refinanced in the current and prior periods combined with a decline in the cost of discount notes, floating rate debt, and net interest settlements as market interest rates declined, partially offset by accelerated concession amortization on the called debt. Prepayments on mortgage-related assets and the associated premium amortization remained elevated, but the increase in premium amortization was largely offset by the reduction in debt cost from approximately $9 billion in unswapped consolidated obligation bonds called and then re-issued at a lower cost during the first half of 2020.
Total assets decreased between periods, from $63.3 billion at December 31, 2019 to $53.5 billion at June 30, 2020 driven mostly by the $8.7 billion, or 28.8 percent, decline in advances between periods as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Mortgage loans increased by $0.3 billion during the first six months of 2020, representing 20.4 percent of total assets as of June 30, 2020, compared to 16.8 percent as of December 31, 2019. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin.

Total liabilities decreased $9.3 billion from December 31, 2019 to June 30, 2020 which corresponded with the decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, as we issued more floating rate debt indexed to the Secured Overnight Financing Rate (SOFR) to more closely reflect the repricing characteristics of our assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Prime, Treasury bills, or the overnight index swap (OIS) rate. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $436.1 million, or 15.6 percent, from December 31, 2019 to June 30, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods that was subsequently repurchased.

The decrease in net income combined with an increase in average equity resulted in a return on average equity (ROE) of 3.20 percent and 2.45 percent for the three and six months ended June 30, 2020, respectively, compared to 5.13 percent and 6.93 percent for the same periods in the prior year. Dividends paid to members totaled $39.7 million for the six months ended June 30, 2020 compared to $48.2 million for the prior year. From June 30, 2019 to June 30, 2020, the dividend rate for Class A Common Stock decreased from 2.50 percent to 0.50 percent and the dividend rate for Class B Common Stock decreased from 7.50 percent to 5.50 percent. The weighted average dividend rate for the three and six months ended June 30, 2020 was 3.69 percent and 4.85 percent, which represented a dividend payout ratio of 73.0 percent and 123.7 percent, respectively, compared to a weighted average dividend rate of 6.56 percent for both the three and six months ended June 30, 2019 and a payout ratio of 76.6 percent and 57.1 percent for the same periods in 2019, respectively. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from Federal Open Market Committee of the Federal Reserve (FOMC) rate cuts in March 2020 to stimulate the U.S. economy.

Differences in the weighted average dividend rates between periods are due to the change in dividend rates and the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods. Other factors impacting the outstanding stock class mix during the first half of 2020 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2). The increase in the payout ratio, despite the decline in dividend rates for the six months ended June 30, 2020, was a result of the decline in net income mostly in the first quarter of 2020 from the aforementioned COVID-19 related market volatility. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be lower than what was paid in 2019 for the remainder of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy.

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission achievement guidance. We intend to manage our balance sheet with an emphasis towards maintaining a primary mission asset ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less utilizing par balances (primary mission asset ratio) was 75 percent for the six months ended June 30, 2020. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that our primary mission asset ratio will decline from our current level.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2020	06/30/2019	06/30/2020	06/30/2019	06/30/2020	12/31/2019	06/30/2019
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.05%	2.43%	0.63%	2.43%	0.10%	1.55%	2.50%
Federal funds effective rate[1]	0.06	2.40	0.64	2.40	0.08	1.55	2.40
Federal Reserve interest rate on excess reserves[1]	0.10	2.37	0.67	2.38	0.10	1.55	2.35
3-month U.S. Treasury bill[1]	0.13	2.34	0.62	2.38	0.14	1.55	2.10
3-month LIBOR[1]	0.60	2.51	1.07	2.60	0.30	1.91	2.32
2-year U.S. Treasury note[1]	0.19	2.13	0.64	2.31	0.15	1.57	1.74
5-year U.S. Treasury note[1]	0.36	2.12	0.76	2.29	0.29	1.69	1.76
10-year U.S. Treasury note[1]	0.68	2.34	1.03	2.49	0.66	1.92	2.01
30-year residential mortgage note rate[1,2]	3.39	4.29	3.56	4.47	3.29	3.95	4.07

[1]	Source is Bloomberg.

[2]	Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

In March of 2020, the market volatility and stress resulting from the COVID-19 pandemic led to challenging conditions in financial markets with market participants favoring short-term obligations. Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations widened, increasing the cost to issue these instruments. However, during the second quarter of 2020, these spreads narrowed resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to ample liquidity available to market participants. At the July meeting, the FOMC maintained the Federal funds rate at a range between 0 percent and 0.25 percent and said it would maintain its quantitative easing (QE), repo and overnight lending programs to keep credit available until it is confident that the economy has recovered from the downturn related to the COVID-19 pandemic and is on track to achieve its maximum employment and price stability goals. The FOMC stated its intent to continue its purchases of U.S. Treasuries and agency MBS as part of its QE. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and dire economic outlooks for the next several years have driven Treasury and other benchmark rates to or near historic lows. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may keep interest rates low or use other policies if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

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

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank consolidated obligations. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including the economic impact of the COVID-19 pandemic, geopolitical events and/or disruptions; potential policy changes under the current administration; recent regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates changes to monetary policy; and the replacement of LIBOR with another index as previously discussed.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2020.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2020 vs. 06/30/2019		06/30/2020 vs. 06/30/2019
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(208,005)	(54.8)%	$(280,638)	(37.3)%
Total interest expense	(215,452)	(65.2)	(280,156)	(43.7)
Net interest income	7,447	15.1	(482)	(0.4)
Provision (reversal) for credit losses on mortgage loans	1,299	3,418.4	485	418.1
Net interest income after mortgage loan loss provision	6,148	12.5	(967)	(0.9)
Net gains (losses) on trading securities	(36,468)	(87.2)	29,166	41.3
Net gains (losses) on derivatives and hedging activities	24,656	61.6	(79,054)	(135.0)
Other non-interest income	(2,808)	(110.7)	(635)	(12.7)
Total other income (loss)	(14,620)	(334.7)	(50,523)	(296.5)
Operating expenses	(751)	(5.1)	877	3.1
Other non-interest expenses	5,034	135.7	5,859	81.5
Total other expenses	4,283	23.4	6,736	19.1
AHP assessments	(1,279)	(36.2)	(5,827)	(62.0)
NET INCOME	$(11,476)	(36.2)%	$(52,399)	(62.0)%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Six Months Ended
	06/30/2020		06/30/2019		06/30/2020		06/30/2019
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$37,322	21.8%	$114,442	30.2%	$121,656	25.8%	$226,479	30.1%
Advances	60,265	35.1	189,562	49.9	191,152	40.5	377,171	50.1
Mortgage loans held for portfolio	73,664	42.9	75,185	19.8	158,770	33.6	148,469	19.7
Other	300	0.2	367	0.1	654	0.1	751	0.1
TOTAL INTEREST INCOME	$171,551	100.0%	$379,556	100.0%	$472,232	100.0%	$752,870	100.0%

[1]	Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Credit and market conditions improved in the second quarter of 2020 as a result of economic stimulus, business resumption, and the initial flattening of the curve of new COVID-19 infections. However, resurgence of virus infections and some subsequent rollbacks of business resumptions combined with disparate industry impacts are expected to inhibit economic recovery during the second half of 2020. We were able to adjust our balance sheet to economic conditions in the second quarter of 2020, which resulted in an improvement in net interest spreads compared to the first quarter of 2020. However, the decline in net income persisted in the second quarter of 2020, primarily driven by net losses on derivatives and hedging activities incurred during the first quarter of 2020. While market volatility cannot be predicted, these losses are expected to be reversed with market changes in the future although the timing of those reversals is uncertain. At no time during this pandemic has our balance sheet liquidity or access to the debt markets prevented us from meeting the liquidity needs of our members. We have continually conducted business without significant operational difficulties or disruptions during the COVID-19 pandemic, with most employees working remotely since mid-March. Management began bringing employees back to work in our offices in early August and plans to continue this process in phases but is prepared to continue remote operations if local infection trends continue to rise.

Net income decreased $11.5 million, or 36.2 percent, to $20.2 million for the three months ended June 30, 2020 compared to $31.7 million for the three months ended June 30, 2019. For the six months ended June 30, 2020, net income decreased $52.4 million, or 62.0 percent, to $32.1 million compared to $84.5 million for the six months ended June 30, 2019. The decrease for both the three- and six-month periods was largely due to losses on derivatives and hedging activities and trading securities from the continued market disruption caused by the COVID-19 pandemic, although some stabilization was observed during the second quarter of 2020 as the financial markets began a modest and uneven recovery. The declines in the fair values of derivatives resulted from market volatility related to the COVID-19 pandemic as spreads between investments and their associated swaps widened considerably during the first quarter of 2020, therefore impacting fair values at the end of the quarter. These spreads normalized during the second quarter of 2020, but the continued low interest rate environment kept the fair values of derivatives constrained and caused a decline in net interest settlements (from net interest received in 2019 to net interest paid in 2020, which decreased income) for both the three- and six-month periods. This decline was partially offset by gains on trading securities, as the coupons on the trading securities are higher than current market rates. While we generally consider fair value fluctuations to be temporary and expect to recover these losses in future periods, the outlook for the remainder of 2020 is uncertain, so the fair values of our assets and derivatives could decline or fail to recover for a prolonged period of time. For detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, see "Net Gains (Losses) on Derivatives and Hedging Activities" and "Net Gains (Losses) On Trading Securities" under this Item 2. Despite the decrease in interest rates, net interest income increased $7.5 million for the three months ended June 30, 2020 and held relatively steady at a decrease of $0.5 million for the six months ended June 30, 2020 compared to the prior year periods. Other expenses increased by $4.3 million and $6.7 million for the three and six months ended June 30, 2019 to June 30, 2020, respectively, primarily due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances. See "Financial Condition - Advances" under this Item 2 for additional information on the advances issued in response to COVID-19.

Net Interest Income: Net interest income increased $7.5 million for the quarter, from $49.2 million for the three months ended June 30, 2019 to $56.7 million for the three months ended June 30, 2020. Net interest income remained relatively flat for the comparative six-month periods, from $112.2 million for the six months ended June 30, 2019 to $111.8 million for the six months ended June 30, 2020. The change in net interest income for both periods was attributed primarily to a decrease in the cost of debt and continued growth in the mortgage loan portfolio. These factors increased net interest income for the current quarter, but the increase related to these factors in the current year-to-date period was offset by the decrease in net interest income in the first quarter of 2020 related to the decline in market interest rates. The cost of debt decreased as a result of lower rates on term, callable debt refinanced in the current and prior periods combined with a decline in the cost of discount notes, floating rate debt and net interest settlements as market interest rates declined, partially offset by higher accelerated concession amortization on the called debt. Prepayments on mortgage-related assets and the associated premium amortization remained elevated, but the increase in amortization was largely offset by the reduction in debt cost from approximately $9 billion in unswapped consolidated obligation bonds called and then re-issued at a lower cost during the first half of 2020.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the pandemic-related market volatility resulted in declines across the interest rate curve during the first quarter of 2020 that persisted into the second quarter of 2020. During the first quarter, this volatility created margin compression on the short end of the curve, as overnight assets repriced downward faster than the liabilities funding them. Liabilities repriced lower throughout the second quarter of 2020, which resulted in an improvement in net interest spreads. The decline in long-term interest rates has caused an increase in mortgage loan prepayments, which reduces net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates. However, the decrease in long-term market interest rates has allowed us to replace approximately $9 billion of unswapped callable debt at a lower cost. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods, as the acceleration of the related concessions rolls off. Advance demand by members dropped significantly during the second quarter of 2020 as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities.

Average Balances and Yields: The average balance of interest-earning assets increased $1.8 billion, or 3.1 percent, and $4.7 billion, or 8.5 percent, for the three and six months ended June 30, 2020, respectively, compared to the same periods in the prior year. The increase in both periods reflects an increase in mortgage loans and long-term investments and a decrease in advances, as we have experienced consistent growth in the mortgage loan portfolio but deposit inflows from stimulus payments and other Federal relief available to our members has reduced advance demand. The moderate increase in long-term investments between periods represents an increase in high-quality liquid asset (HQLA) investments offset by a slight decline in mortgage-backed security investments. Investments are used to enhance income and provide liquidity within balance sheet and portfolio parameters. As a result of the recent decline in advances, we exceeded our targeted AMA risk tolerance as a percent of our balance sheet as of June 30, 2020 so we are implementing strategies to manage growth in the mortgage loan portfolio. For further discussion of investments, advances and mortgage loans, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the three months ended June 30, 2020 was 1.19 percent compared to 2.70 percent for the three months ended June 30, 2019. The average cost of interest-bearing liabilities for the three months ended June 30, 2020 was 0.84 percent, compared to 2.46 percent for the three months ended June 30, 2019, resulting in a net interest spread of 35 basis points and 24 basis points, respectively. Net interest margin increased by four basis points to 39 basis points for the three months ended June 30, 2020 compared to 35 basis points for the same period in the prior year primarily due to a decrease in the cost of debt. The cost of debt decreased as a result of called debt reissued at lower rates combined with a decline in the cost of discount notes, floating rate debt, and net interest settlements as market interest rates declined, partially offset by accelerated concession amortization on the called debt. The $2.2 billion, or 24.7 percent, increase in the average balance of mortgage loans contributed to the improvement in net interest margin, as mortgage loans are one of our highest net spread assets. Mortgage loans also increased as a percentage of total assets during the first six months of 2020, representing 20.4 percent of total assets as of June 30, 2020, compared to 16.8 percent as of December 31, 2019. The spread on mortgage loans has been compressed in recent periods as a result of accelerated premium amortization from prepayments, but this increase in premium amortization has been largely offset by the reduction in the cost of debt so this spread is expected to widen in future periods as the accelerated amortization of concessions on called debt rolls off. The average balance of advances declined $3.6 billion, or 12.8 percent, for the three-months ended June 30, 2020 when compared to the prior year period, but the impact to net interest margin was minimal, as the majority of the decline was in our line of credit and short-term advances, which are typically low-spread products that are funded short-term.

The average yield on total interest-earning assets for the six months ended June 30, 2020 was 1.59 percent compared to 2.76 percent for the six months ended June 30, 2019. The average cost of interest-bearing liabilities for the six months ended June 30, 2020 was 1.28 percent, compared to 2.46 percent for the six months ended June 30, 2019, resulting in a net interest spread of 31 basis points and 30 basis points, respectively, for the comparative year-to-date periods. Liabilities continued repricing downward during the second quarter of 2020, but the spread compression that occurred in the first quarter of 2020 driven largely by the changes in short-term interest rates, specifically as it related to overnight assets funded with term debt, caused net interest margin to decrease by three basis points to 38 basis points for the six months ended June 30, 2020 compared to 41 basis points for the same period in the prior year. The average cost of discount notes decreased 141 basis points and the average yield on short-term investments decreased 189 basis points during the current six-month period compared to the same period in the prior year (see Table 11). As previously discussed, the $2.3 billion, or 25.8 percent, increase in the average balance of mortgage loans contributed positively to net interest spread and net interest margin for the six month period, but the accelerated premium amortization and the accelerated concession amortization of called bonds has reduced the net spread. The average balance of advances declined $1.2 billion, or 4.2 percent, for the six months ended June 30, 2020 when compared to the prior year period, but the impact to net interest margin was minimal for the six-month period as well, as the majority of the decline for the six-month period was also in short-term advances.

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities (see Tables 13 through 16 under this Item 2) instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 5 through 8 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 5

	Three Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(205)	$415	$—	$1,100	$(19)	$1,291
Net amortization/accretion of hedging activities	(359)	—	(694)	—	—	(1,053)
Net interest received (paid)	(11,309)	(31,735)	—	13,181	12,897	(16,966)
TOTAL	$(11,873)	$(31,320)	$(694)	$14,281	$12,878	$(16,728)

Table 6

	Three Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(874)	$(13,609)	$—	$—	$(357)	$(14,840)
Net amortization/accretion of hedging activities	(183)	—	(658)	—	—	(841)
Net interest received (paid)	6,383	2,048	—	8	(3,112)	5,327
TOTAL	$5,326	$(11,561)	$(658)	$8	$(3,469)	$(10,354)

Table 7

	Six Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(2,120)	$(5,365)	$—	$1,095	$(17)	$(6,407)
Net amortization/accretion of hedging activities	(617)	—	(1,676)	—	—	(2,293)
Net interest received (paid)	(12,426)	(42,095)	—	16,019	18,516	(19,986)
TOTAL	$(15,163)	$(47,460)	$(1,676)	$17,114	$18,499	$(28,686)

Table 8

	Six Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,040)	$(17,283)	$—	$—	$(576)	$(18,899)
Net amortization/accretion of hedging activities	(990)	—	(1,118)	—	—	(2,108)
Net interest received (paid)	13,786	3,643	—	10	(6,737)	10,702
TOTAL	$11,756	$(13,640)	$(1,118)	$10	$(7,313)	$(10,305)

Table 9 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 9

	Three Months Ended
	06/30/2020			06/30/2019
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,691,102	$560	0.13%	$810,639	$5,048	2.50%
Securities purchased under agreements to resell	3,728,022	938	0.10	4,676,419	29,568	2.54
Federal funds sold	3,193,659	454	0.06	1,578,022	9,555	2.43
Investment securities[1]	13,785,748	35,370	1.03	12,188,680	70,271	2.31
Advances[1,2]	24,531,947	60,265	0.99	28,117,525	189,562	2.70
Mortgage loans[3,4]	11,165,315	73,664	2.65	8,956,011	75,185	3.37
Other interest-earning assets	42,525	300	2.83	47,827	367	3.08
Total earning assets	58,138,318	171,551	1.19	56,375,123	379,556	2.70
Other non-interest-earning assets	216,385			290,850
Total assets	$58,354,703			$56,665,973

Interest-bearing liabilities:
Deposits	$832,539	77	0.04	$476,764	2,473	2.08
Consolidated obligations[1]:
Discount Notes	20,075,483	21,760	0.44	24,937,939	150,802	2.43
Bonds	34,055,611	92,744	1.10	28,305,382	176,714	2.50
Other borrowings	43,759	293	2.69	48,051	337	2.82
Total interest-bearing liabilities	55,007,392	114,874	0.84	53,768,136	330,326	2.46
Capital and other non-interest-bearing funds	3,347,312			2,897,837
Total funding	$58,354,704			$56,665,973

Net interest income and net interest spread[5]		$56,677	0.35%		$49,230	0.24%

Net interest margin[6]			0.39%			0.35%

[1]	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

[2]	Advance income includes prepayment fees on terminated advances.

[3]
Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $2.0 million and $1.7 million for the three months ended June 30, 2020 and 2019, respectively.

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

Table 10

	Three Months Ended
	06/30/2020 vs. 06/30/2019
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$2,710	$(7,198)	$(4,488)
Securities purchased under agreements to resell	(4,993)	(23,637)	(28,630)
Federal funds sold	4,893	(13,994)	(9,101)
Investment securities	8,232	(43,133)	(34,901)
Advances	(21,606)	(107,691)	(129,297)
Mortgage loans	16,421	(17,942)	(1,521)
Other assets	(39)	(28)	(67)
Total interest-earning assets	5,618	(213,623)	(208,005)
Interest Expense[3]:
Deposits	1,063	(3,459)	(2,396)
Consolidated obligations:
Discount notes	(24,771)	(104,271)	(129,042)
Bonds	30,538	(114,508)	(83,970)
Other borrowings	(29)	(15)	(44)
Total interest-bearing liabilities	6,801	(222,253)	(215,452)
Change in net interest income	$(1,183)	$8,630	$7,447

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

Table 11 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	Six Months Ended
	06/30/2020			06/30/2019
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,571,461	$5,265	0.67%	$823,313	$10,218	2.50%
Securities purchased under agreements to resell	3,916,544	15,528	0.80	4,550,421	57,498	2.55
Federal funds sold	2,376,379	3,942	0.33	1,648,613	19,879	2.43
Investment securities[1,2]	13,927,667	96,921	1.40	11,195,059	138,884	2.50
Advances[2,3]	26,732,849	191,152	1.44	27,913,432	377,171	2.72
Mortgage loans[4,5]	11,005,911	158,770	2.90	8,748,045	148,469	3.42
Other interest-earning assets	48,410	654	2.72	48,525	751	3.12
Total earning assets	59,579,221	472,232	1.59	54,927,408	752,870	2.76
Other non-interest-earning assets	320,207			293,893
Total assets	$59,899,428			$55,221,301

Interest-bearing liabilities:
Deposits	$745,389	1,631	0.44	$494,896	5,161	2.10
Consolidated obligations[2]:
Discount Notes	22,587,952	114,711	1.02	24,906,207	299,793	2.43
Bonds	33,209,227	243,486	1.47	26,937,995	334,871	2.51
Other borrowings	51,970	641	2.48	58,680	800	2.75
Total interest-bearing liabilities	56,594,538	360,469	1.28	52,397,778	640,625	2.46
Capital and other non-interest-bearing funds	3,304,890			2,823,523
Total funding	$59,899,428			$55,221,301

Net interest income and net interest spread[6]		$111,763	0.31%		$112,245	0.30%

Net interest margin[7]			0.38%			0.41%

[1]	Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

[2]	Advance income includes prepayment fees on terminated advances.

[3]
Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $4.0 million and $3.3 million for the six months ended June 30, 2020 and 2019, respectively.

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

Table 12

	Six Months Ended
	06/30/2020 vs. 06/30/2019
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$5,526	$(10,479)	$(4,953)
Securities purchased under agreements to resell	(7,082)	(34,888)	(41,970)
Federal funds sold	6,213	(22,150)	(15,937)
Investment securities	28,582	(70,545)	(41,963)
Advances	(15,333)	(170,686)	(186,019)
Mortgage loans	34,685	(24,384)	10,301
Other assets	(2)	(95)	(97)
Total earning assets	52,589	(333,227)	(280,638)
Interest Expense[3]:
Deposits	1,806	(5,336)	(3,530)
Consolidated obligations:
Discount notes	(25,667)	(159,415)	(185,082)
Bonds	66,380	(157,765)	(91,385)
Other borrowings	(87)	(72)	(159)
Total interest-bearing liabilities	42,432	(322,588)	(280,156)
Change in net interest income	$10,157	$(10,639)	$(482)

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

As reflected in Tables 13 through 16, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. In the past, we generally recorded net unrealized gains on derivatives when the overall level of interest rates would rise over the period and recorded net unrealized losses when the overall level of interest rates would fall over the period, due to the mix of the economic hedges. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but also a function of the spreads in relationship to the relevant index rate. Tables 13 through 16 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 13

	Three Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(300)	$(1,177)	$—	$(26)	$(1,503)
Mortgage delivery commitments	—	—	(890)	—	(890)
Economic hedges – net interest received (paid)	(34)	(12,899)	—	(29)	(12,962)
Net gains (losses) on derivatives and hedging activities	(334)	(14,076)	(890)	(55)	(15,355)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	4,975	—	—	4,975
TOTAL	$(334)	$(9,101)	$(890)	$(55)	$(10,380)

Table 14

	Three Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(960)	$(46,792)	$—	$85	$6,071	$(41,596)
Mortgage delivery commitments	—	—	1,836	—	—	1,836
Economic hedges – net interest received (paid)	(2)	490	—	(5)	(734)	(251)
Net gains (losses) on derivatives and hedging activities	(962)	(46,302)	1,836	80	5,337	(40,011)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	41,967	—	—	—	41,967
TOTAL	$(962)	$(4,335)	$1,836	$80	$5,337	$1,956

Table 15

	Six Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(4,172)	$(109,227)	$—	$(26)	$352	$(113,073)
Mortgage delivery commitments	—	—	(6,418)	—	—	(6,418)
Discount note commitments	—	—	—	—	—	—
Economic hedges – net interest received (paid)	(51)	(18,166)	—	(29)	130	(18,116)
Net gains (losses) on derivatives and hedging activities	(4,223)	(127,393)	(6,418)	(55)	482	(137,607)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	99,442	—	—	—	99,442
TOTAL	$(4,223)	$(27,951)	$(6,418)	$(55)	$482	$(38,165)

Table 16

	Six Months Ended 06/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,480)	$(73,517)	$—	$85	$13,505	$(61,407)
Mortgage delivery commitments	—	—	3,471	—	—	3,471
Discount note commitments	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(4)	1,015	—	(5)	(1,553)	(547)
Net gains (losses) on derivatives and hedging activities	(1,484)	(72,502)	3,471	10	11,952	(58,553)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	70,986	—	—	—	70,986
TOTAL	$(1,484)	$(1,516)	$3,471	$10	$11,952	$12,433

For the three and six months ended June 30, 2020, net gains and losses on derivatives and hedging activities resulted in a decrease in net income of $15.4 million and $137.6 million, respectively, compared to a decrease of $40.0 million and $58.6 million for the prior year periods primarily as a result of temporary declines in the fair values of derivatives resulting from market volatility related to the COVID-19 pandemic, although some recovery occurred in the second quarter of 2020, as spreads between investments and their associated swaps normalized from the widening that negatively impacted fair values during the first quarter of 2020. Further, the decrease in the level of swap index rates from June 30, 2019 to June 30, 2020 had a negative impact on the net interest settlements of interest rate swaps, which decreased net income by $13.0 million and $18.1 million for the three and six months ended June 30, 2020, respectively, compared to a decrease in net income of $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

The fair value changes on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were partially offset by the fair value changes attributable to the swapped securities for the three and six months ended June 30, 2020, which are recorded in net gains (losses) on trading securities. The net unrealized gains (losses) on the derivatives and trading securities for the current year-to-date period were larger due to the considerable fair value impact of the aforementioned spread widening between investments and swaps in the first quarter of 2020. The unrealized gains on trading securities were generally driven by the decreases in interest rates between periods and are discussed in greater detail below. Tables 17 and 18 present the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 17

	Three Months Ended
	06/30/2020			06/30/2019
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$4,484	$(5,043)	$(559)	$(13,852)	$12,777	$(1,075)
GSE debentures	(1,361)	1,433	72	(9,898)	8,695	(1,203)
GSE MBS	(4,157)	8,585	4,428	(23,382)	20,495	(2,887)
TOTAL	$(1,034)	$4,975	$3,941	$(47,132)	$41,967	$(5,165)

Table 18

	Six Months Ended
	06/30/2020			06/30/2019
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(36,755)	$34,700	$(2,055)	$(20,626)	$19,525	$(1,101)
GSE debentures	(21,245)	18,983	(2,262)	(15,556)	15,196	(360)
GSE MBS	(51,404)	45,759	(5,645)	(37,074)	36,265	(809)
TOTAL	$(109,404)	$99,442	$(9,962)	$(73,256)	$70,986	$(2,270)

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

Table 19

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Trading securities not hedged:
GSE debentures	$—	$(143)	$—	$(437)
U.S. obligation MBS and GSE MBS	455	(18)	135	(74)
Short-term securities	(55)	37	187	123
Total trading securities not hedged	400	(124)	322	(388)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(5,043)	12,777	34,700	19,525
GSE debentures	1,433	8,695	18,983	15,196
GSE MBS	8,585	20,495	45,759	36,265
Total trading securities hedged on an economic basis with derivatives	4,975	41,967	99,442	70,986
TOTAL	$5,375	$41,843	$99,764	$70,598

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Tables 17 and 18 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate Treasury rates and swapped on an economic basis to OIS or SOFR. Yields on U.S. Treasuries were mixed during the second quarter of 2020 relative to the prevailing yields at the end of the first quarter, with higher yields in the short-end of the curve and lower yields for maturities two years and longer, which resulted in losses for the current quarter because the weighted average life of our portfolio is less than two years. The gains for the current six months reflect the decline in Treasury rates between June 30, 2019 and June 30, 2020. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures for the three and six months ended June 30, 2020. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). Unrealized gains on our fixed rate multifamily GSE MBS investments for the three and six months ended June 30, 2020 were due to a decrease in mortgage-related interest rates between periods.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $4.3 million and $6.7 million for the three and six months ended June 30, 2020, respectively, compared to the prior year period primarily due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances. See "Financial Condition – Advances" under this Item 2 for additional information on the advances issued in response to COVID-19. We expect modest increases in compensation and benefits expense for 2020 in anticipation of hiring for new positions. We also expect an increase in FHLBank System-related expenses in 2020. We do not expect a material increase in operating expenses related to the COVID-19 pandemic, as certain budgeted expenses were reallocated for pandemic-related operating expenses.

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

We believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility, gains/losses on instrument sales, or transactions that are considered unpredictable. However, we may engage in periodic instrument sales for liquidity purposes or to reduce our exposure to LIBOR-indexed instruments. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest income, (3) adjusted net interest margin, and (4) adjusted ROE. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this quarterly report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

Adjusted income was $15.2 million for the quarter ended June 30, 2020 compared to $48.0 million for the quarter ended June 30, 2019 and $57.1 million for the six months ended June 30, 2020 compared to $100.1 million for the six months ended June 30, 2019. The decreases for both the current three- and six-month periods compared to GAAP net income was a result of the decline in adjusted net interest income due to the impact of lower market interest rates on net interest settlements, which resulted in income in 2019 and expense in 2020 reported in adjusted net interest income (see Table 21). Fair value gains and losses in GAAP net interest margin are removed while interest settlements on economic derivatives are added or subtracted from GAAP net interest income so that only the derivative interest settlements are recorded in net interest margin for adjusted net interest income presentation purposes. See further details below, including a reconciliation of adjusted income and adjusted net interest income.

Table 20 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 20

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Net income, as reported under GAAP	$20,242	$31,718	$32,074	$84,473
AHP assessments	2,250	3,529	3,568	9,395
Income before AHP assessments	22,492	35,247	35,642	93,868
Derivative (gains) losses[1]	1,102	54,600	125,898	76,905
Trading (gains) losses	(5,375)	(41,843)	(99,764)	(70,598)
Prepayment fees on terminated advances	(3,013)	(75)	(3,185)	(144)
Net (gains) losses on sale of held-to-maturity securities	—	46	—	46
Net (gains) losses on sale of available-for-sale securities	—	—	(1,523)	—
Total excluded items	(7,286)	12,728	21,426	6,209
Adjusted income (a non-GAAP measure)	$15,206	$47,975	$57,068	$100,077

[1]	Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Table 21 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 21

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Net interest income, as reported under GAAP	$56,677	$49,230	$111,763	$112,245
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(1,291)	14,840	6,407	18,899
Net interest settlements on derivatives not qualifying for hedge accounting	(12,962)	(251)	(18,116)	(547)
Prepayment fees on terminated advances	(3,013)	(75)	(3,185)	(144)
Adjusted net interest income (a non-GAAP measure)	$39,411	$63,744	$96,869	$130,453

Net interest margin, as calculated under GAAP	0.39%	0.35%	0.38%	0.41%
Adjusted net interest margin (a non-GAAP measure)	0.27%	0.45%	0.33%	0.48%

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

Table 22 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE for the three and six months ended June 30, 2020 compared to the prior year period reflects the decrease in adjusted net income and the increase in average capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 22

	Three Months Ended		Six Months Ended
	06/30/2020	06/30/2019	06/30/2020	06/30/2019
Average GAAP total capital	$2,547,842	$2,478,610	$2,636,722	$2,459,414
ROE, based upon GAAP net income	3.20%	5.13%	2.45%	6.93%
Adjusted ROE, based upon adjusted income	2.40%	7.76%	4.35%	8.21%
Average overnight Federal funds effective rate	0.06%	2.40%	0.64%	2.40%
Adjusted ROE as a spread to average overnight Federal funds effective rate	2.34%	5.36%	3.71%	5.81%

Financial Condition
Overall: Total assets declined between periods, from $63.3 billion at December 31, 2019 to $53.5 billion at June 30, 2020, driven mostly by the $8.7 billion, or 28.8 percent, decline in advances between periods as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Mortgage loans increased by $0.3 billion during the first six months of 2020, representing 20.4 percent of total assets as of June 30, 2020, compared to 16.8 percent as of December 31, 2019. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin. Total liabilities decreased $9.3 billion from December 31, 2019 to June 30, 2020 which corresponded with the decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, as we issued more floating rate debt indexed to SOFR. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Prime, Treasury bills, or OIS. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $436.1 million, or 15.6 percent, from December 31, 2019 to June 30, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods, resulting in excess stock that was subsequently repurchased.

Dividends paid to members totaled $39.7 million for the six months ended June 30, 2020 compared to $48.2 million for the same period in the prior year. From June 30, 2019 to June 30, 2020, the dividend rate for Class A Common Stock decreased from 2.50 percent to 0.50 percent and the dividend rate for Class B Common Stock decreased from 7.50 percent to 5.50 percent. The weighted average dividend rate for the three months ended June 30, 2020 was 3.69 percent, which represented a dividend payout ratio of 73.0 percent, compared to a weighted average dividend rate of 6.56 percent and a payout ratio of 76.6 percent for the same period in 2019. The weighted average dividend rate for the six months ended June 30, 2020 was 4.85 percent, which represented a dividend payout ratio of 123.7 percent, compared to a weighted average dividend rate of 6.56 percent and a payout ratio of 57.1 percent for the same period in 2019. The significant increase in payout ratios between the six-month periods was a result of the steep decline in income as a result of the aforementioned COVID-19 market volatility that began near the end of the first quarter of 2020. The dividend payout ratio represents dividends declared and paid during a quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2020 were based on income during the three months ended February 2020. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from FOMC rate cuts in March 2020 to stimulate the U.S. economy. (See Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels in the second half of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy.

We continue to fund our short-term advances and overnight investments with term and overnight discount notes, but we also began to fund overnight investments with floating rate bonds to achieve certain liquidity targets, which is reflected in Table 23, as the allocation of discount notes decreased and bonds increased. Table 23 presents the percentage concentration of the major components of our Statements of Condition:

Table 23

	Component Concentration
	06/30/2020	12/31/2019
Assets:
Cash and due from banks	0.1%	3.0%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.1	10.3
Investment securities	25.5	21.4
Advances	40.2	47.8
Mortgage loans, net	20.4	16.8
Other assets	0.7	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.9%	1.2%
Consolidated obligation discount notes, net	25.3	43.4
Consolidated obligation bonds, net	68.1	50.6
Other liabilities	0.3	0.4
Total liabilities	95.6	95.6

Capital:
Capital stock outstanding	2.6	2.8
Retained earnings	1.9	1.6
Accumulated other comprehensive income (loss)	(0.1)	—
Total capital	4.4	4.4
Total liabilities and capital	100.0%	100.0%

Table 24 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 24

	Increase (Decrease) in Components
	06/30/2020 vs. 12/31/2019
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,888,883)	(98.5)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	466,519	7.2
Investment securities	80,435	0.6
Advances	(8,712,324)	(28.8)
Mortgage loans, net	312,708	2.9
Other assets	(1,173)	(0.3)
Total assets	$(9,742,718)	(15.4)%

Liabilities:
Deposits	$197,652	25.0%
Consolidated obligation discount notes, net	(13,887,072)	(50.6)
Consolidated obligation bonds, net	4,432,362	13.8
Other liabilities	(49,547)	(21.2)
Total liabilities	(9,306,605)	(15.4)

Capital:
Capital stock outstanding	(374,453)	(21.2)
Retained earnings	(3,180)	(0.3)
Accumulated other comprehensive income (loss)	(58,480)	(235.9)
Total capital	(436,113)	(15.6)
Total liabilities and capital	$(9,742,718)	(15.4)%

Advances: Our advance products are developed, as authorized in the Bank Act and regulations established by the FHFA, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. The Federal Reserve Bank’s PPP Liquidity Facility was a direct competitor for FHLBank advances during the second quarter of 2020, although any quantification of that impact on advance balances is difficult to determine. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is typically less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds.

Advances decreased $8.7 billion from December 31, 2019 to June 30, 2020 as a result of a decrease in member demand for advances, as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Though the majority of the decrease in advances during the second quarter is attributable to our largest borrowers, the decline in advance demand was widespread among FHLBank membership. Advance composition shifted from adjustable rate to fixed rate, as members called adjustable rate callable advances in favor of regular fixed rate advances as interest rates declined. Members also extended fixed rate advance terms as a result of the decline in interest rates. We anticipate volatility in advance balances in 2020 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances.

During the three months ended June 30, 2020, we issued subsidized COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances have a term of six months and the low-cost advances have terms between 6 and 24 months. As of June 30, 2020, $0.6 billion and $0.5 billion of zero-cost and low-cost advances were outstanding, respectively. Discounts of $4.5 million were initially recorded on these advances and are accreted using the interest method over the life of the advances resulting in the recognition of periodic interest income on the advances at the effective interest rate (i.e., yield recorded equals a prevailing rate) in net interest income, of which $3.7 million remains outstanding at June 30, 2020. Advances are no longer being issued under this program, but management continues to monitor the progress of the pandemic and is committed to assisting our members and their communities as impacts related to the COVID-19 pandemic continue to unfold.

Table 25 summarizes advances outstanding by product (dollar amounts in thousands):

Table 25

	06/30/2020		12/31/2019
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$1,906,859	9.0%	$9,421,491	31.2%
Regular adjustable rate advances	810,015	3.8	665,000	2.2
Adjustable rate callable advances	2,689,800	12.7	11,444,700	38.0
Standard housing and community development advances:
Adjustable rate callable advances	37,212	0.2	37,212	0.1
Total adjustable rate advances	5,443,886	25.7	21,568,403	71.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances	6,034,260	28.5	1,111,007	3.7
Regular fixed rate advances	6,792,509	32.0	4,717,025	15.6
Fixed rate callable advances	17,506	0.1	17,241	0.1
Standard housing and community development advances:
Regular fixed rate advances	469,559	2.2	470,925	1.6
Fixed rate callable advances	831	—	2,831	—
Total fixed rate advances	13,314,665	62.8	6,319,029	21.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,775,900	8.4	1,607,500	5.3
Amortizing:
Standard advance products:
Fixed rate amortizing advances	333,987	1.6	331,551	1.1
Fixed rate callable amortizing advances	7,187	—	10,807	—
Standard housing and community development advances:
Fixed rate amortizing advances	307,574	1.5	324,477	1.1
Fixed rate callable amortizing advances	10,039	—	10,288	—
Total amortizing advances	658,787	3.1	677,123	2.2
TOTAL PAR VALUE	$21,193,238	100.0%	$30,172,055	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2020 and December 31, 2019. Advance par value decreased by 29.8 percent from December 31, 2019 to June 30, 2020 (see Table 25) and the majority of the decrease was in short-term adjustable rate advances. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from pricing efficiency in a declining interest rate environment. Members are beginning to transition away from regular adjustable rate callable advances as pricing on other products has become more attractive and we expect this trend to continue.

As of June 30, 2020 and December 31, 2019, 62.4 percent and 57.6 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. As previously mentioned, most members are flush with liquidity as a result of economic stimulus payments and other funding options such as the Federal Reserve Bank's PPP Liquidity Facility. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. Following the recent steep decline in rates, our short-term advances should continue to become more attractive relative to other funding options even when taking the reduction in dividend rates into consideration. We experienced advance growth from our smaller members in the short term as they took advantage of the subsidized COVID-19 Relief Advances to help serve their customers affected by the COVID-19 pandemic, but this increase did not offset decreases from larger members as previously discussed. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., one- or three-month LIBOR, OIS beginning in late 2018, and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 80.5 percent and 91.0 percent of our total advance portfolio as of June 30, 2020 and December 31, 2019, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Table 26 presents information on our five largest borrowers (dollar amounts in thousands). Based on no historical loss experience on advances since the inception of FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 26

	06/30/2020		12/31/2019
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$5,085,000	24.0%	$8,585,000	28.5%
Capitol Federal Savings Bank	1,893,000	8.9	2,090,000	6.9
United of Omaha Life Insurance Co.	1,237,686	5.8	1,205,761	4.0
Security Life of Denver Insurance Co.	1,010,000	4.8	925,000	3.1
BOKF, N.A.	1,000,000	4.7	4,500,000	14.9
TOTAL	$10,225,686	48.2%	$17,305,761	57.4%

Table 27 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 27

	Three Months Ended
	06/30/2020		06/30/2019
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$8,513	12.4%	$12,906	7.0%
MidFirst Bank	8,053	11.7	45,328	24.6
BOKF, N.A.	3,529	5.1	47,357	25.7
American Fidelity Assurance Co.	3,001	4.4
Bellco Credit Union	2,876	4.2
United of Omaha Life Insurance Co.			6,114	3.3
Security Life of Denver Insurance Co.			3,993	2.2
TOTAL	$25,972	37.8%	$115,698	62.8%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

Table 28 presents the five borrowers providing the highest amount of interest income earned for the periods presented (dollar amounts in thousands).

Table 28

	Six Months Ended
	06/30/2020		06/30/2019
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$38,638	19.1%	$86,154	23.7%
BOKF, N.A.	30,142	14.9	93,667	25.7
Capitol Federal Savings Bank	18,993	9.4	25,561	7.0
United of Omaha Life Insurance Co.	6,998	3.4	12,232	3.4
Security Life of Denver Insurance Co.	6,552	3.2	7,784	2.1
TOTAL	$101,323	50.0%	$225,398	61.9%

[1]
Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three and six months ended June 30, 2020 and 2019.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2020 was $2.0 billion. These new originations and acquisitions, net of loan payments received, resulted in an increase of 2.9 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2019 to June 30, 2020. Net mortgage loans as a percentage of total assets increased, from 16.8 percent as of December 31, 2019 to 20.4 percent as of June 30, 2020. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and six months ended June 30, 2020 and 2019.

As a result of the recent decline in advances, we exceeded our targeted AMA risk tolerance as a percent of our balance sheet as of June 30, 2020 so we are implementing strategies to manage growth in the mortgage loan portfolio. Recent growth in mortgage loans held for portfolio is attributed primarily to continued strong production from our top five PFIs. The primary factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) to members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of June 30, 2020. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

Historically, we have used the MPF Xtra product to effectively restrict the growth in mortgage loans held for portfolio and provide management with adequate means to control the amount of mortgage loan portfolio volume retained on our balance sheet to maintain our desired asset composition. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. MPF Government MBS is a similar product that allows our PFIs to sell mortgages to FHLBank Chicago that are pooled into Ginnie Mae securities. We also offer the MPF Direct product, which provides the PFI the opportunity to sell a jumbo loan under the MPF Program structure to an unaffiliated third party for securitization. These products are intended to further assist our members and their mortgage product needs while enhancing our ability to manage mortgage volumes and receive a counterparty fee from FHLBank Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions and mortgage loan participations with another FHLBank, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future. We expect our utilization of MPF Xtra to increase in the last half of 2020.

Table 29 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 29

	06/30/2020		12/31/2019
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$810,584	7.5%	$925,748	8.8%
Fidelity Bank	416,364	3.9	393,205	3.8
FirstBank of Colorado	411,347	3.8	424,437	4.1
West Gate Bank	370,214	3.4
Tulsa Teachers Credit Union	367,786	3.4
Mutual of Omaha Bank			396,389	3.8
Sunflower Bank			383,226	3.7
TOTAL	$2,376,295	22.0%	$2,523,005	24.2%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2020 was 751 and 74.2 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses increased $6.8 million from December 31, 2019 to June 30, 2020 primarily as a result of the adoption of new accounting guidance pertaining to measurement of credit losses on financial instruments that resulted in an adjustment to retained earnings of $6.1 million. The provision in the current quarter was due to an increase in delinquencies combined with worsening forward-looking economic assumptions resulting from the COVID-19 pandemic. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 2.1 percent and 0.8 percent of total conventional loans at June 30, 2020 and December 31, 2019, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

The CARES Act allows financial institutions to provide payment forbearance to assist borrowers who have experienced a hardship resulting from COVID-19. The MPF Provider released information on COVID-19 borrower assistance plans, and the FHLBank System continues to consider additional relief in line with the CARES Act, which could impact our mortgage loan portfolio and allowance in future periods. For additional information on loans under forbearance, see Note 5 of the Notes to Financial Statements under Part I, Item 1.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased from December 31, 2019 to June 30, 2020, predominantly due to increases in the balances of short-term investments. Long-term investments increased slightly due to purchases of available-for-sale securities and increases in the carrying value of securities held at fair value, offset by maturities and sales of long-term investment securities.

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

Table 30

	06/30/2020	12/31/2019
Interest-bearing deposits	$1,009,360	$919,693
Federal funds sold	1,520,000	850,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,529,360	$1,769,693

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2020, all unsecured investments were rated as investment grade based on NRSROs (see Table 34).

Table 31 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2020 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 31

Domicile of Counterparty	Overnight
Domestic	$1,009,360
U.S. Branches and agency offices of foreign commercial banks:
Sweden	650,000
Netherlands	430,000
Canada	300,000
Germany	140,000
Total U.S. Branches and agency offices of foreign commercial banks	1,520,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,529,360

[1]	Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of June 30, 2020, the amortized cost of our MBS portfolio represented 304 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the six months ended June 30, 2020.

As of June 30, 2020, we held $3.1 billion of par value in MBS in our held-to-maturity portfolio, $2.9 billion of par value in MBS in our available-for-sale portfolio, and $0.8 billion of par value in MBS in our trading portfolio. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

Table 32

	06/30/2020	12/31/2019
Trading securities:
U.S. Treasury obligations	$1,565,218	$1,530,518
GSE debentures	435,008	416,025
Mortgage-backed securities:
GSE MBS	904,417	866,019
Total trading securities	2,904,643	2,812,562
Available-for-sale securities:
U.S. Treasury obligations	4,337,386	4,261,791
GSE MBS	3,221,290	2,920,709
Total available-for-sale securities	7,558,676	7,182,500
Held-to-maturity securities:
State or local housing agency obligations	81,995	82,805
Mortgage-backed securities:
U.S. obligation MBS	85,268	93,375
GSE MBS	3,014,873	3,393,778
Total held-to-maturity securities	3,182,136	3,569,958
Total securities	13,645,455	13,565,020

Interest-bearing deposits	1,017,972	921,453

Federal funds sold	1,520,000	850,000

Securities purchased under agreements to resell	4,450,000	4,750,000
TOTAL INVESTMENTS	$20,633,427	$20,086,473

The carrying values by contractual maturities of our investments are summarized by security type in Table 33 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 33

	06/30/2020
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$252,878	$1,312,340	$—	$—	$1,565,218
GSE debentures	—	435,008	—	—	435,008
Mortgage-backed securities:
GSE MBS	—	546,040	315,054	43,323	904,417
Total trading securities	252,878	2,293,388	315,054	43,323	2,904,643
Yield on trading securities	2.50%	2.64%	2.99%	0.78%
Available-for-sale securities:
U.S. Treasury obligations	1,772,277	2,565,109	—	—	4,337,386
GSE MBS	—	244,724	2,976,566	—	3,221,290
Total available-for-sale securities	1,772,277	2,809,833	2,976,566	—	7,558,676
Yield on available-for-sale securities	2.15%	2.00%	2.70%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	81,995	81,995
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	85,268	85,268
GSE MBS	—	891,606	303,956	1,819,311	3,014,873
Total held-to-maturity securities	—	891,606	303,956	1,986,574	3,182,136
Yield on held-to-maturity securities	—%	1.14%	1.19%	1.41%

Total securities	2,025,155	5,994,827	3,595,576	2,029,897	13,645,455
Yield on total securities	2.19%	2.10%	2.59%	1.40%

Interest-bearing deposits	1,017,972	—	—	—	1,017,972

Federal funds sold	1,520,000	—	—	—	1,520,000

Securities purchased under agreements to resell	4,450,000	—	—	—	4,450,000
TOTAL INVESTMENTS	$9,013,127	$5,994,827	$3,595,576	$2,029,897	$20,633,427

Securities Ratings – Tables 34 and 35 present the carrying value of our investments by rating as of June 30, 2020 and December 31, 2019 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 34

	06/30/2020
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$297	$8,612	$1,009,063	$—	$1,017,972

Federal funds sold[2]	—	500,000	1,020,000	—	1,520,000

Securities purchased under agreements to resell[3]	—	—	—	4,450,000	4,450,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	5,902,604	—	—	5,902,604
GSE debentures	—	435,008	—	—	435,008
State or local housing agency obligations	51,995	30,000	—	—	81,995
Total non-mortgage-backed securities	51,995	6,367,612	—	—	6,419,607
Mortgage-backed securities:
U.S. obligation MBS	—	85,268	—	—	85,268
GSE MBS	—	7,140,580	—	—	7,140,580
Total mortgage-backed securities	—	7,225,848	—	—	7,225,848

TOTAL INVESTMENTS	$52,292	$14,102,072	$2,029,063	$4,450,000	$20,633,427

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $41.4 million at June 30, 2020.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings.

Table 35

	12/31/2019
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$255	$1,761	$919,437	$—	$921,453

Federal funds sold[2]	—	—	850,000	—	850,000

Securities purchased under agreements to resell[3]	—	—	—	4,750,000	4,750,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	5,792,309	—	—	5,792,309
GSE debentures	—	416,025	—	—	416,025
State or local housing agency obligations	52,805	30,000	—	—	82,805
Total non-mortgage-backed securities	52,805	6,238,334	—	—	6,291,139
Mortgage-backed securities:
U.S. obligation MBS	—	93,375	—	—	93,375
GSE MBS	—	7,180,506	—	—	7,180,506
Total mortgage-backed securities	—	7,273,881	—	—	7,273,881

TOTAL INVESTMENTS	$53,060	$13,513,976	$1,769,437	$4,750,000	$20,086,473

[1]	Investment amounts represent the carrying value and do not include related accrued interest receivable of $45.7 million at December 31, 2019.

[2]	Amounts include unsecured credit exposure with overnight maturities.

[3]	Amounts represent collateralized overnight borrowings.

Table 36 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2020 and December 31, 2019 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 50 and 51 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 36

	06/30/2020	12/31/2019
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,000,226	$1,946,543
Non-mortgage-backed securities	2,000,226	1,946,543
Mortgage-backed securities:
Fixed rate	859,936	817,568
Variable rate	44,481	48,451
Mortgage-backed securities	904,417	866,019
Total trading securities	2,904,643	2,812,562
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	4,337,386	4,261,791
Non-mortgage-backed securities	4,337,386	4,261,791
Mortgage-backed securities:
Fixed rate	3,221,290	2,920,709
Mortgage-backed securities	3,221,290	2,920,709
Total available-for-sale securities	7,558,676	7,182,500
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	81,995	82,805
Non-mortgage-backed securities	81,995	82,805
Mortgage-backed securities:
Fixed rate	89,680	104,359
Variable rate	3,010,461	3,382,794
Mortgage-backed securities	3,100,141	3,487,153
Total held-to-maturity securities	3,182,136	3,569,958
TOTAL	$13,645,455	$13,565,020

Deposits: Total deposits increased $197.7 million from December 31, 2019 to June 30, 2020 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Bonds are used to fund longer-term (one year or greater) advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the bonds' characteristics in order to match the assets' index. Additionally, we use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR, LIBOR, OIS or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool.

During 2018, we issued variable rate bonds indexed to the U.S. Treasury bill rate rather than issuing variable rate bonds indexed to LIBOR and we began swapping fixed rate bonds to OIS rates rather than swapping fixed-rate callable bonds to LIBOR. We did so in part to reduce our exposure to LIBOR as the market prepares to transition away from LIBOR as a reference rate. We also began participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in the first quarter of 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. No outstanding LIBOR debt has a maturity date beyond December 31, 2021, which is when LIBOR cessation is expected to occur. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Total consolidated obligations decreased $9.5 billion, or 15.9 percent, from December 31, 2019 to June 30, 2020. The distribution between consolidated obligation bonds and discount notes shifted from 53.8 percent and 46.2 percent, respectively, at December 31, 2019 to 72.9 percent and 27.1 percent at June 30, 2020, respectively. Consolidated obligation bonds increased by $4.4 billion as we issued more floating rate debt indexed to SOFR to better reflect the repricing characteristics of our assets. The $13.9 billion decrease in discount notes reflects the decline in short-term advances and the shift to term funding indexed to SOFR. We issued $9.6 billion of floating rate bonds indexed to SOFR during the first half of 2020 as we continue to transition away from LIBOR and increase our allocation of floating rate bonds funding short-term advances and short-term investments. Approximately $9.0 billion of unswapped bonds were called during the first half of 2020 and replaced at a lower cost with either callable fixed rate bonds or discount notes. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies, outlooks, and programs. Volatility in the capital markets caused by the COVID-19 pandemic could impact demand for FHLBank debt and the cost of the debt the FHLBanks issue.

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Clearinghouse or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the SOFR, OIS and LIBOR swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

The notional amount of total derivatives outstanding increased by $2.8 billion, from $20.9 billion at December 31, 2019 to $23.7 billion at June 30, 2020, primarily due to increases in interest rate swaps hedging fixed rate consolidated obligation discount notes. These swaps are used to convert a fixed rate discount note to a variable rate that adjusts daily to better reflect the repricing characteristics of our short-term advances and investments. For additional information regarding the types of derivative instruments and risks hedged, see Tables 50 and 51 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Liquidity: We maintain high levels of liquidity to achieve our mission of serving as an economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the board of directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors. While we increased liquidity and coordination of debt issuance among the FHLBanks in response to market volatility created by the COVID-19 pandemic, at no time during the first half of 2020 did the COVID-19 pandemic affect our balance sheet liquidity or access to the debt markets in a manner that caused us to be unable to meet the liquidity needs of our business or our members.

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

During the six months ended June 30, 2020, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $22.2 billion and $317.9 billion, respectively, compared to $12.1 billion and $454.0 billion for the six months ended June 30, 2019. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. Our other sources of liquidity include deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets. We reduced our issuance of discount notes during the second quarter of 2020 to increase our allocation of variable rate term funding.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased slightly between periods, from $9.4 billion as of December 31, 2019 to $9.0 billion as of June 30, 2020, but the amounts remained slightly elevated at the end of both periods in anticipation of potential member needs at the end of 2019 and upcoming maturities of U.S. Treasuries as of June 30, 2020. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.9 billion as of both June 30, 2020 and December 31, 2019. The par value of these MBS was $0.8 billion as of both June 30, 2020 and December 31, 2019, respectively. We also hold $4.2 billion in par value of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the six months ended June 30, 2020, advance disbursements totaled $140.1 billion compared to $215.2 billion for the prior year period. During the six months ended June 30, 2020, investment purchases (excluding overnight investments) totaled $1.0 billion compared to $5.9 billion for the same period in the prior year. The higher amount of investment purchases in the prior year was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the six months ended June 30, 2020, payments on consolidated obligation bonds and discount notes were $17.8 billion and $331.8 billion, respectively, compared to $6.6 billion and $447.4 billion for the prior year period.

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

FHFA guidelines allow HQLA to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading and available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. We calculate our liquidity under the cash balance guidelines daily and are generally required to submit applicable data in a report to the FHFA weekly. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. We remained in compliance with liquidity regulatory requirements in effect during the first half of 2020, except for our three-month funding gap requirement during a portion of the first quarter of 2020.

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

Generally, our liquid assets are funded with discount notes or floating rate bonds of a shorter tenor. In order to help ensure sufficient liquidity, we generally maintain a relatively longer weighted-average maturity on our consolidated obligation discount notes and floating rate bonds than the weighted average maturity of short-term liquid investments and short-term advance balances. Over time, especially as the yield curve steepens on the short end, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments and short-term advances will increase our cost of funds and reduce our net interest income.

Capital: Total capital decreased $436.1 million, or 15.6 percent, from December 31, 2019 to June 30, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods, resulting in excess stock that was subsequently repurchased (see Table 37).

Each member is required to hold capital stock to become and remain a member of the FHLBank and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the asset-based stock purchase requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the activity-based stock purchase requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member less the member’s asset-based stock purchase requirement. As of June 30, 2020 there were no activity-based stock purchase requirements for AMA, letters of credit, or derivatives.

On July 23, 2020, FHLBank's board of directors changed the established AMA activity-based stock purchase requirement pursuant to its Capital Plan, effective as of August 5, 2020 to three percent from the previous requirement of zero percent, with a maximum AMA activity-based stock purchase requirement of three percent of a member’s total assets as of December 31 of the preceding year. Official notification of the new AMA stock requirements was sent on August 5, 2020. Following that notice, members have 60 days to comply with the new requirement. However, if members transact MPF Program mortgage loan fundings or advances during that 60-day period, compliance will occur at the time of the transaction. In addition, on July 23, 2020, the board of directors established a Letter of Credit activity-based stock purchase requirement pursuant to its Capital Plan, effective as of January 22, 2021 to one quarter of one percent from the previous requirement of zero percent. The change in the activity-based stock purchase requirements will not change for former members with outstanding business transactions. As a result of these changes, we anticipate an increase in total capital over the remainder of the year.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include requesting voluntary redemptions of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50 thousand per member for Class A Common Stock on a periodic basis. Such exchanges occurred on a weekly basis until February 2019, when we began to conduct such exchanges on a daily basis.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth (increased capital stock balances) or reduction (decreased capital stock balances) in advance balances and AMA in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations, including being in compliance with all of our regulatory capital requirements after any such discretionary repurchase.

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

Table 37 provides a summary of member capital requirements under our current capital plan as of June 30, 2020 and December 31, 2019 (in thousands):

Table 37

Requirement	06/30/2020	12/31/2019
Asset-based (Class A Common Stock only)	$161,826	$158,758
Activity-based (additional Class B Common Stock)[1]	852,765	1,264,160
Total Required Stock[2]	1,014,591	1,422,918
Excess Stock (Class A and B Common Stock)	379,720	345,953
Total Regulatory Capital Stock[2]	$1,394,311	$1,768,871

Activity-based Requirements:
Advances[3]	$949,396	$1,352,339
AMA assets (mortgage loans)[4]	572	621
Total Activity-based Requirement	949,968	1,352,960
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	64,623	69,958
Total Required Stock[2]	$1,014,591	$1,422,918

[1]	Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.

[2]	Includes mandatorily redeemable capital stock.

[3]	Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.

[4]
Non-members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. The requirement was zero percent for members at June 30, 2020.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2020 and December 31, 2019.

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

Table 38

Applicable Rate per Annum	06/30/2020	03/31/2020	12/31/2019	09/30/2019	06/30/2019
Class A Common Stock	0.50%	2.25%	2.50%	2.50%	2.50%
Class B Common Stock	5.50	7.25	7.50	7.50	7.50
Weighted Average[1]	3.69	5.94	6.14	6.61	6.56
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.06%	1.23%	1.65%	2.20%	2.40%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.23%	0.65%	1.20%	1.40%

[1]	Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 0.50 percent on Class A Common Stock and 5.50 percent on Class B Common Stock for the second quarter of 2020. We anticipate stock dividends on Class A Common Stock and Class B Common Stock to be lower than what was paid in 2019 for the remainder of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy. Continued adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

The principal balance of variable rate advances indexed to LIBOR as of June 30, 2020 was $750 million, which represents 13.8 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due by the end of 2021; thus, we have no LIBOR exposure after 2021. We have no advances indexed to SOFR as of June 30, 2020. However, we began to offer these advances during the second quarter of 2020.

Table 39 presents the par value of variable rate investment securities by the related interest rate index as of June 30, 2020 (dollar amounts in thousands):

Table 39

06/30/2020
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$81,995	2.6%
Non-mortgage-backed securities	81,995	2.6
Mortgage-backed securities:
LIBOR	3,054,978	97.4
Other	22	—
Mortgage-backed securities	3,055,000	97.4
TOTAL	$3,136,995	100.0%

Table 40 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of June 30, 2020 (in thousands):

Table 40

06/30/2020
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
2020	$—
2021	—
Thereafter	81,995
Non-mortgage-backed securities	81,995
Mortgage-backed securities:
2020	—
2021	—
Thereafter	3,054,978
Mortgage-backed securities	3,054,978
TOTAL	$3,136,973

Table 41 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of June 30, 2020 (amounts in thousands):

Table 41

06/30/2020
Index	Pay Side	Receive Side
Fixed rate	$15,468,893	$7,388,302
LIBOR	95,000	5,999,814
SOFR	5,107,146	6,843,090
OIS	2,186,156	2,625,989
TOTAL	$22,857,195	$22,857,195

Table 42 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of June 30, 2020 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 42

06/30/2020
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2020	$—	$30,000	$95,223	$5,000
2021	—	40,000	362,957	15,000
Thereafter	—	25,000	1,613,719	3,907,915
TOTAL	$—	$95,000	$2,071,899	$3,927,915

Table 43 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of June 30, 2020 (dollar amounts in thousands):

Table 43

06/30/2020
Index	Amount	Percent
SOFR	$14,409,000	64.7%
LIBOR	7,800,000	35.1
U.S. Treasury	50,000	0.2
TOTAL	$22,259,000	100.0%

Table 44 presents the par value of consolidated obligation bonds indexed to LIBOR outstanding by year of maturity as of June 30, 2020 (in thousands):

Table 44

06/30/2020
Year	Maturity Date
2020	$4,250,000
2021	3,550,000
Thereafter	—
TOTAL	$7,800,000

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of June 30, 2020.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2020.

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

Tables 45 and 46 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 45

06/30/2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives[1]	$5,550,697	$1,089	$(68,890)	$69,979
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	4,047,879	(307,013)	(308,736)	1,723
Triple-B	244,862	(21,468)	(21,601)	133
Cleared derivatives[1]	13,045,642	(3,314)	(122,604)	119,290
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$22,889,080	$(330,706)	$(521,831)	$191,125

[1]
Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of June 30, 2020. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of June 30, 2020.

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

Table 47 presents the fair value of cross-border outstandings as of June 30, 2020 (dollar amounts in thousands):

Table 47

	Sweden		Other[1]		Total
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$650,000	1.2%	$870,000	1.6%	$1,520,000	2.8%

Derivative assets:
Net exposure at fair value	—		(28,544)		(28,544)
Cash collateral held	—		28,702		28,702
Net exposure after cash collateral	—	—	158	—	158	—

TOTAL	$650,000	1.2%	$870,158	1.6%	$1,520,158	2.8%

[1]
Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of June 30, 2020 were $0.4 billion (Netherlands).

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to regulatory and statutory liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout the second quarter of 2020.

We are focused on maintaining a cost-effective liquidity and funding balance between our financial assets and financial liabilities. The FHLBanks work collectively to manage the system-wide liquidity and funding management and jointly monitor the combined refinancing risk. In managing and monitoring the amounts of assets that require refunding, we may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). See the Notes to the Financial Statements under Item 1 for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

We generally maintained stable access to the capital markets for the quarter ended June 30, 2020. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the FHFA (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments such as notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion, and limits Phase 5 to counterparties with an AANA of uncleared swaps from $50 billion to $750 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to a counterparty reaching the initial margin threshold.

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

We do not expect these final rules or the proposed rule, if adopted as proposed, to have a material effect on our financial condition or results of operations.

FHFA Final Rule on FHLBank Housing Goals Amendments.  On June 3, 2020, the FHFA issued a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of AMA mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50 percent of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request FHFA approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

While the we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic.
FHFA Supervisory Letter - PPP Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the PPP until August 8, 2020. The April 23, 2020 Supervisory Letter from the FHFA allowing FHLBanks to accept PPP loans as collateral remains in effect.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions will begin to expire in July 2020, but some have been extended by regulatory action:

▪	Additional federal unemployment funds expired July 31, 2020;

▪	Statutory eviction freeze for federally-backed properties expired July 25, 2020; and

▪	Foreclosure moratorium on federally-backed properties was extended by the FHFA on June 17, 2020 to last until “at least” August 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of the CARES Act on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF Program.

Additional COVID-19 Legislative and Regulatory Developments. In light of the COVID-19 pandemic, governmental agencies, including the Securities and Exchange Commission, the Office of the Comptroller of the Currency, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

We manage DOE within ranges approved by our board of directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements, with the exception of the base case DOE, were in compliance with board of director established policy limits and operating ranges as of June 30, 2020. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 48 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 48

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2020	-1.5	-3.9	0.4
03/31/2020	-0.5	-2.3	0.7
12/31/2019	0.8	-0.9	2.4
09/30/2019	1.0	-0.7	2.0
06/30/2019	1.4	-0.4	2.6

The absolute value of the DOE of the portfolio as of June 30, 2020 increased in the base and up 200 basis point shock scenarios and decreased in the down 200 basis point shock scenario from March 31, 2020. The primary factors contributing to these changes in duration during the period were: (1) the general decrease in interest rates and the relative level of mortgage rates during the period; (2) an increase in the weighting of the mortgage loan portfolio as a percent of total assets during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes and short-term variable rate consolidated obligations to fund changes in advance balances.

The general decrease in interest rates during the second quarter of 2020 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The decline in advance balances and the relatively stable balance of our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” caused the mortgage loan portfolio to increase as an overall percentage of assets, increasing from 17.4 percent of total assets as of March 31, 2020 to 20.4 percent as of June 30, 2020. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, especially with the decrease in the advance portfolio during the period, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion. This evaluation included review of the base DOE result of -3.9 exceeding the operating range of ±2.5. As discussed above, this level is primarily the result of the increased weighting of the mortgage loan portfolio provided the decline in the advance portfolio and the decline in interest rates as well as mortgage rates. Since the weighting increased, causing the mortgage asset portfolio to be a larger percentage of total assets, and with the decline in interest rates, shortening the duration of the mortgage asset portfolio, the impact to the base DOE was an overall increase in liability sensitivity or a more negative DOE.

Under the RMP approved by our board of directors, our DOE is generally limited to a range of ±5.0 in the base case, while we typically manage our DOE in the base scenario to remain in the range of ±2.5 as set forth in our Risk Appetite Metrics approved by the board of directors. This lower operating range for DOE is considered prudent and reasonable by management and the board of directors and can change depending upon market conditions and other factors. However, when DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. Provided the current unprecedented, historically low and volatile interest rate environment, we continue to evaluate the current balance sheet composition and strategic alternatives to mitigate the excessive duration position that may include: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the board of directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the board of directors agrees with management’s recommendations. We continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

With respect to the mortgage loan portfolio, new loans were added to replace loans that were prepaid during the period at a reduced level as we continue to actively manage this portfolio to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds and reissuance of new callable bonds to replace called bonds at lower interest rates as rates declined during the period, generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2019.

In addition, the relative level of mortgage rates generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates and associated mortgage spreads. For instance, the decrease in interest rates during the period caused the mortgage loan portfolio duration to shorten slightly more than the associated liabilities, leading to a more liability sensitive DOE profile in the base and up 200 basis point shock interest rate scenarios and less asset sensitive DOE profile in the down 200 basis point shock interest rate scenario. Further, issuance of discount notes continued, as well as increased issuance of variable rate consolidated obligations, in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base and up 200 basis point shock scenarios and decreased in the down 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the majority of interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -2.5 months for June 30, 2020 and -1.3 months for March 31, 2020. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment and balance sheet during the second quarter of 2020. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the board of directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 49 presents MVE as a percent of TRCS. As of June 30, 2020, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase, as represented by the June 30, 2020 results. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock and excess stock as of June 30, 2020 (see Table 37 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of June 30, 2020. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 49

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2020	231	210	209
03/31/2020	184	173	177
12/31/2019	175	174	176
09/30/2019	174	174	179
06/30/2019	171	174	176

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

Tables 50 and 51 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 50

06/30/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,816,792	$(3,903)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,775,900	(141,821)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	33,312	(1,795)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	28,504	6
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	13,255	(1,005)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(312)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,915,976	(166,049)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	(102)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	786,654	(76,416)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	762,500	104
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	107,916	411
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	2,755,678	91
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	2,249,124	(5)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,383,500	21,039
TOTAL				$23,727,611	$(369,757)

Table 51

12/31/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,160,580	$953
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,607,500	(24,784)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	35,504	28
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	35,077	(532)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(62)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(352)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,822,646	(49,571)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	248
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,130,000	117
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	790,045	(24,861)
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	221,800	470
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	1,383,782	47
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,628,500	14,013
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	2,635
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	370,000	(342)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	110,000	95
TOTAL				$20,899,934	$(81,898)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, the CEO has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The impact of the COVID-19 pandemic on our members and our business could adversely affect our profitability and financial condition. As of the date of the filing of this report, the full effects of the COVID-19 pandemic are evolving and not fully known. The COVID-19 pandemic has to date caused significant economic and financial turmoil both in the U.S. and around the world, and has fueled concerns that it will lead to a global recession. These conditions are expected to continue in the near term. Many businesses in our district and across the U.S. have been forced to suspend operations for an indefinite period of time in an attempt to slow the spread of the virus, and unemployment claims have increased dramatically as more employers lay off or furlough workers. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could reduce demand at our member institutions, which could impact members’ demand for our products and services. It could also lead to a devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit, all of which have had and could continue to have an adverse impact on our financial condition and results of operations, including as a result of reduced business volumes, reduced income or increased credit losses.

Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond our control. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue, which could impact our liquidity and profitability. Our business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. The Federal Reserve Board’s policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. In response to COVID-19, the FOMC lowered the target range for Federal funds to a target range of zero to 0.25 percent. The outlook for the remainder of 2020 is uncertain, and there is a possibility that the FOMC may keep interest rates low or use other policies if economic conditions warrant, each of which could further impact the efficiency of our asset and liability management activities and continue to negatively affect our financial condition and results of operations.

Most of our employees have been working remotely since mid-March. Management began bringing employees back to work in our offices in early August and plans to continue this process in phases but is prepared to continue remote operations if local infection trends continue to rise. With most of our employees working remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. In addition, some of our employees, executive management team, or board of directors could become infected with the COVID-19 virus which, depending upon the number and the severity of their cases, could similarly affect our ability to conduct and manage our business effectively. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by the COVID-19 pandemic which could, in turn, lead to operational challenges for us. These potential difficulties, disruptions and challenges could increase the likelihood that our financial condition and results of operations could be impacted.

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

3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed December 18, 2018, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32
Certification of President and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Federal Home Loan Bank of Topeka

August 11, 2020	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer