Form 10-Q
period 2020-09-30
Federal Home Loan Bank of Topeka
filed 2020-11-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 000-52004

FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation	48-0561319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 SW Wanamaker Road, Topeka, KS	66606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 785.233.0507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
November 3, 2020
Class A Stock, par value $100 per share	3,454,177
Class B Stock, par value $100 per share	11,978,572

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
•Changes in economic and market conditions, including conditions in our district and the U.S. and global economy, as well as the mortgage, housing and capital markets;
•The impact of the Coronavirus Disease 2019 (COVID-19) pandemic or other pandemics on our members and our business;
•Governmental actions, including legislative, regulatory, judicial or other developments that affect FHLBank; its members, counterparties or investors; housing government-sponsored enterprises (GSE); or the FHLBank System in general;
•Effects of derivative accounting treatment and other accounting rule requirements, or changes in such requirements;
•Competitive forces, including competition for loan demand, purchases of mortgage loans and access to funding;
•The ability of FHLBank to introduce new products and services to meet market demand and to manage successfully the risks associated with all products and services;
•Changes in demand for FHLBank products and services or consolidated obligations of the FHLBank System;
•Membership changes, including changes resulting from member failures or mergers, changes due to member eligibility, or changes in the principal place of business of members;
•Changes in the U.S. government’s long-term debt rating and the long-term credit rating of the senior unsecured debt issues of the FHLBank System;
•Soundness of other financial institutions, including FHLBank members, non-member borrowers, counterparties, and the other FHLBanks;
•The ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which FHLBank has joint and several liability;
•The volume and quality of eligible mortgage loans originated and sold by participating members to FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of FHLBank Chicago.
•Changes in the fair value and economic value of, impairments of, and risks associated with, FHLBank’s investments in mortgage loans and mortgage-backed securities (MBS) or other assets and related credit enhancement protections;
•Changes in the value or liquidity of collateral underlying advances to FHLBank members or non-member borrowers or collateral pledged by reverse repurchase and derivative counterparties;
•Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity;
•Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;
•The effects of amortization/accretion;
•The upcoming discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on FHLBank's LIBOR-based financial products, investments, and contracts;
•Changes in FHLBank’s capital structure;
•FHLBank's ability to declare dividends or to pay dividends at rates consistent with past practices; and
•The ability of FHLBank to keep pace with technological changes and the ability to develop and support technology and information systems, including the ability to securely access the internet and internet-based systems and services, sufficient to effectively manage the risks of FHLBank’s business.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2020	12/31/2019
ASSETS
Cash and due from banks	$22,704	$1,917,166
Interest-bearing deposits	499,662	921,453
Securities purchased under agreements to resell (Note 9)	4,600,000	4,750,000
Federal funds sold	1,435,000	850,000

Investment securities:
Trading securities (Note 3)	3,117,935	2,812,562
Available-for-sale securities (Note 3)	7,290,611	7,182,500
Held-to-maturity securities, fair value of $2,975,782 and $3,556,938 (Note 3)	2,973,976	3,569,958
Total investment securities	13,382,522	13,565,020

Advances (Note 4)	22,616,252	30,241,315
Mortgage loans held for portfolio, net of allowance for credit losses of $7,926 and $985 (Note 5)	10,093,466	10,633,009
Accrued interest receivable	108,532	143,765
Derivative assets, net (Notes 6, 9)	162,501	154,804
Other assets	90,735	100,122

TOTAL ASSETS	$53,011,374	$63,276,654

LIABILITIES
Deposits (Note 7)	$1,016,316	$790,640

Consolidated obligations, net:
Discount notes (Note 8)	11,936,214	27,447,911
Bonds (Note 8)	37,294,169	32,013,314
Total consolidated obligations, net	49,230,383	59,461,225

Mandatorily redeemable capital stock (Note 10)	1,914	2,415
Accrued interest payable	54,913	117,580
Affordable Housing Program payable	39,350	43,027
Derivative liabilities, net (Notes 6, 9)	173	202
Other liabilities	68,389	70,514

TOTAL LIABILITIES	50,411,438	60,485,603

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2020	12/31/2019
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,872 and 4,476 shares issued and outstanding) (Note 10)	$387,207	$447,610
Class B ($100 par value; 11,935 and 13,188 shares issued and outstanding) (Note 10)	1,193,534	1,318,846
Total capital stock	1,580,741	1,766,456

Retained earnings:
Unrestricted	773,640	765,295
Restricted	248,926	234,514
Total retained earnings	1,022,566	999,809

Accumulated other comprehensive income (loss) (Note 11)	(3,371)	24,786

TOTAL CAPITAL	2,599,936	2,791,051

TOTAL LIABILITIES AND CAPITAL	$53,011,374	$63,276,654

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
INTEREST INCOME:
Interest-bearing deposits	$471	$5,300	$5,736	$15,518
Securities purchased under agreements to resell	1,378	26,768	16,906	84,266
Federal funds sold	575	8,179	4,517	28,058
Trading securities	18,099	20,342	56,371	68,211
Available-for-sale securities	9,588	47,811	43,753	78,694
Held-to-maturity securities	4,540	24,337	29,024	84,469
Advances	38,848	186,431	230,000	563,602
Mortgage loans held for portfolio	64,192	76,546	222,962	225,015
Other	286	346	940	1,097
Total interest income	137,977	396,060	610,209	1,148,930

INTEREST EXPENSE:
Deposits	76	2,540	1,707	7,701
Consolidated obligations:
Discount notes	5,674	133,680	120,385	433,473
Bonds	67,142	185,096	310,628	519,967
Mandatorily redeemable capital stock (Note 10)	12	30	50	113
Other	285	299	888	1,016
Total interest expense	73,189	321,645	433,658	962,270

NET INTEREST INCOME	64,788	74,415	176,551	186,660
Provision (reversal) for credit losses on mortgage loans (Note 5)	116	393	717	509
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	64,672	74,022	175,834	186,151

OTHER INCOME (LOSS):
Net gains (losses) on trading securities (Note 3)	(6,995)	16,186	92,769	86,784
Net gains (losses) on sale of available-for-sale securities (Note 3)	—	—	1,523	—
Net gains (losses) on sale of held-to-maturity securities (Note 3)	—	—	—	(46)
Net gains (losses) on derivatives and hedging activities (Note 6)	2,026	(20,386)	(135,581)	(78,939)
Standby bond purchase agreement commitment fees	560	566	1,660	1,685
Letters of credit fees	1,663	1,190	4,705	3,581
Other	1,112	937	(191)	2,470
Total other income (loss)	(1,634)	(1,507)	(35,115)	15,535

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
OTHER EXPENSES:
Compensation and benefits	$10,014	$9,781	$29,533	$28,598
Other operating	4,365	5,031	13,840	14,331
Federal Housing Finance Agency	1,023	812	3,068	2,437
Office of Finance	1,036	972	2,889	2,717
Mortgage loans transaction service fees	1,946	1,775	6,029	5,010
Other	226	262	5,290	843
Total other expenses	18,610	18,633	60,649	53,936

INCOME BEFORE ASSESSMENTS	44,428	53,882	80,070	147,750

Affordable Housing Program	4,444	5,391	8,012	14,786

NET INCOME	$39,984	$48,491	$72,058	$132,964

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Net income	$39,984	$48,491	$72,058	$132,964

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	30,295	(17,324)	(28,239)	(1,249)
Defined benefit pension plan	28	95	82	240
Total other comprehensive income (loss)	30,323	(17,229)	(28,157)	(1,009)

TOTAL COMPREHENSIVE INCOME	$70,307	$31,262	$43,901	$131,955

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2019	2,155	$215,536	13,830	$1,382,968	15,985	$1,598,504	$735,915	$214,361	$950,276	$31,913	$2,580,693
Comprehensive income							38,792	9,699	48,491	(17,229)	31,262
Proceeds from issuance of capital stock	—	—	3,974	397,429	3,974	397,429					397,429
Repurchase/redemption of capital stock	(721)	(72,148)	(1,191)	(119,069)	(1,912)	(191,217)					(191,217)
Net reclassification of shares to mandatorily redeemable capital stock	(253)	(25,225)	(1,345)	(134,550)	(1,598)	(159,775)					(159,775)
Net transfer of shares between Class A and Class B	2,263	226,290	(2,263)	(226,290)	—	—					—
Dividends on capital stock (Class A - 2.5%, Class B - 7.5%):
Cash payment							(70)		(70)		(70)
Stock issued			257	25,749	257	25,749	(25,749)		(25,749)		—
Balance at September 30, 2019	3,444	$344,453	13,262	$1,326,237	16,706	$1,670,690	$748,888	$224,060	$972,948	$14,684	$2,658,322

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2020	5,007	$500,679	8,913	$891,324	13,920	$1,392,003	$755,700	$240,929	$996,629	$(33,694)	$2,354,938
Comprehensive income							31,987	7,997	39,984	30,323	70,307
Proceeds from issuance of capital stock	2	222	8,208	820,820	8,210	821,042					821,042
Repurchase/redemption of capital stock	—	—	(257)	(25,724)	(257)	(25,724)					(25,724)
Net reclassification of shares to mandatorily redeemable capital stock	(1,987)	(198,626)	(4,219)	(421,935)	(6,206)	(620,561)					(620,561)
Net transfer of shares between Class A and Class B	850	84,932	(850)	(84,932)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.2%):
Cash payment							(66)		(66)		(66)
Stock issued			140	13,981	140	13,981	(13,981)		(13,981)		—
Balance at September 30, 2020	3,872	$387,207	11,935	$1,193,534	15,807	$1,580,741	$773,640	$248,926	$1,022,566	$(3,371)	$2,599,936

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							106,371	26,593	132,964	(1,009)	131,955
Proceeds from issuance of capital stock	12	1,171	11,601	1,160,158	11,613	1,161,329					1,161,329
Repurchase/redemption of capital stock	(6,450)	(645,039)	(2,256)	(225,555)	(8,706)	(870,594)					(870,594)
Net reclassification of shares to mandatorily redeemable capital stock	(778)	(77,763)	(1,406)	(140,648)	(2,184)	(218,411)					(218,411)
Net transfer of shares between Class A and Class B	8,187	818,723	(8,187)	(818,723)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(209)		(209)		(209)
Stock issued			738	73,829	738	73,829	(73,829)		(73,829)		—
Balance at September 30, 2019	3,444	$344,453	13,262	$1,326,237	16,706	$1,670,690	$748,888	$224,060	$972,948	$14,684	$2,658,322

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							57,646	14,412	72,058	(28,157)	43,901
Proceeds from issuance of capital stock	10	1,035	13,713	1,371,346	13,723	1,372,381					1,372,381
Repurchase/redemption of capital stock	—	—	(843)	(84,358)	(843)	(84,358)					(84,358)
Net reclassification of shares to mandatorily redeemable capital stock	(8,608)	(860,766)	(6,664)	(666,486)	(15,272)	(1,527,252)					(1,527,252)
Net transfer of shares between Class A and Class B	7,994	799,328	(7,994)	(799,328)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 0.9%, Class B - 6.1%):
Cash payment							(207)		(207)		(207)
Stock issued			535	53,514	535	53,514	(53,514)		(53,514)		—
Balance at September 30, 2020	3,872	$387,207	11,935	$1,193,534	15,807	$1,580,741	$773,640	$248,926	$1,022,566	$(3,371)	$2,599,936

1    Putable

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2020	09/30/2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,058	$132,964
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(50,162)	738
Concessions on consolidated obligations	24,029	10,128
Premiums and discounts on investments, net	14,556	6,246
Premiums, discounts and commitment fees on advances, net	(3,385)	(1,379)
Premiums, discounts and deferred loan costs on mortgage loans, net	47,349	18,542
Fair value adjustments on hedged assets or liabilities	3,568	2,948
Premises, software and equipment	2,498	2,331
Other	82	240
Provision (reversal) for credit losses on mortgage loans	717	509
Non-cash interest on mandatorily redeemable capital stock	49	111
Net realized (gains) losses on sale of available-for-sale securities	(1,523)	—
Net realized (gains) losses on sale of held-to-maturity securities	—	46
Net realized (gains) losses on disposal of premises, software and equipment	3,471	(3)
Other adjustments	4,366	(272)
Net (gains) losses on trading securities	(92,769)	(86,784)
Net change in derivatives and hedging activities	(288,215)	(144,589)
(Increase) decrease in accrued interest receivable	36,037	(41,801)
Change in net accrued interest included in derivative assets	30,973	(1,254)
(Increase) decrease in other assets	1,407	3,056
Increase (decrease) in accrued interest payable	(63,193)	28,372
Change in net accrued interest included in derivative liabilities	(117)	4,332
Increase (decrease) in Affordable Housing Program liability	(3,677)	(1,777)
Increase (decrease) in other liabilities	(1,849)	(1,682)
Total adjustments	(335,788)	(201,942)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(263,730)	(68,978)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2020	09/30/2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$145,874	$(32,829)
Net (increase) decrease in securities purchased under resale agreements	150,000	(886,278)
Net (increase) decrease in Federal funds sold	(585,000)	(850,000)
Proceeds from sale of trading securities	275,186	429
Proceeds from maturities of and principal repayments on trading securities	337,209	3,015,268
Purchases of trading securities	(825,000)	(3,679,375)
Proceeds from sale of available-for-sale securities	289,045	—
Proceeds from maturities of and principal repayments on available-for-sale securities	300,801	8,732
Purchases of available-for-sale securities	(430,610)	(4,180,862)
Proceeds from sale of held-to-maturity securities	—	9,442
Proceeds from maturities of and principal repayments on held-to-maturity securities	594,829	716,417
Advances repaid	252,632,071	279,880,008
Advances originated	(244,759,865)	(281,623,825)
Principal collected on mortgage loans	2,878,144	1,011,265
Purchases of mortgage loans	(2,401,848)	(2,451,132)
Proceeds from sale of foreclosed assets	793	1,965
Other investing activities	2,481	2,320
Purchases of premises, software and equipment	(568)	(1,037)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	8,603,542	(9,059,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	225,977	205,498
Net proceeds from issuance of consolidated obligations:
Discount notes	500,327,628	633,162,917
Bonds	34,971,746	20,517,358
Payments for maturing and retired consolidated obligations:
Discount notes	(515,803,859)	(632,736,460)
Bonds	(29,717,000)	(12,082,800)
Proceeds from financing derivatives	3,470	—
Net interest payments received (paid) for financing derivatives	(12,793)	652
Proceeds from issuance of capital stock	1,372,381	1,161,329
Payments for repurchase/redemption of capital stock	(84,358)	(870,594)
Payments for repurchase of mandatorily redeemable capital stock	(1,527,802)	(219,642)
Cash dividends paid	(207)	(209)
Partial recovery of prior capital distribution to Financing Corporation	10,543	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,234,274)	9,138,049
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,894,462)	9,579
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,917,166	15,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,704	$24,639

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2020	09/30/2019
Supplemental disclosures:
Interest paid	$523,348	$919,428
Affordable Housing Program payments	$11,783	$16,859
Net transfers of mortgage loans to other assets	$670	$627
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2020

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

The guidance also requires:
▪The statement of income to reflect the measurement of credit losses for newly recognized financial assets, as well as the expected increases or decreases of expected credit losses that have taken place during the period;
▪The entities to determine the allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis in a similar manner to other financial assets measured at amortized cost basis. The initial allowance for credit losses is required to be added to the purchase price;
▪Credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments limit the allowance for credit losses to the amount by which fair value is below amortized cost; and
▪Public entities to further disaggregate the current disclosure of credit quality indicators in relation to the amortized cost of financing receivables by the year of origination (i.e., vintage).

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of September 30, 2020, approximately 70 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of September 30, 2020 and December 31, 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of September 30, 2020 and December 31, 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $83,000 and $3,000, respectively, as of September 30, 2020, and $589,000 and $30,000, respectively, as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2020 and December 31, 2019. The carrying value of securities purchased under agreements excludes accrued interest receivable of $15,000 and $424,000 as of September 30, 2020 and December 31, 2019, respectively.

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

FHLBank's debt securities include the following major security types, which are based on the issuer and the risk characteristics of the security:
▪Certificates of deposit - unsecured negotiable promissory notes issued by banks;
▪U.S. Treasury obligations - sovereign debt of the United States;
▪GSE obligations - debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and Federal Agricultural Mortgage Corporation. GSE securities are not guaranteed by the U.S. government;
▪State or local housing agency obligations - municipal bonds issued by housing finance agencies;
▪U.S. obligation MBS - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and
▪GSE MBS - single-family and multifamily MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of September 30, 2020 and December 31, 2019 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2020	12/31/2019
Non-mortgage-backed securities:
Certificates of deposit	$225,053	$—
U.S. Treasury obligations	1,557,412	1,530,518
GSE obligations	433,864	416,025
Non-mortgage-backed securities	2,216,329	1,946,543
Mortgage-backed securities:
GSE MBS	901,606	866,019
Mortgage-backed securities	901,606	866,019
TOTAL	$3,117,935	$2,812,562

Net gains (losses) on trading securities during the three and nine months ended September 30, 2020 and 2019 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Net gains (losses) on trading securities held as of September 30, 2020	$(6,995)	$16,237	$92,583	$86,429
Net gains (losses) on trading securities sold or matured prior to September 30, 2020	—	(51)	186	355
NET GAINS (LOSSES) ON TRADING SECURITIES	$(6,995)	$16,186	$92,769	$86,784

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2020 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $27,450,000 as of September 30, 2020.

Table 3.3

	09/30/2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$4,062,655	$4,715	$—	$4,067,370
Non-mortgage-backed securities	4,062,655	4,715	—	4,067,370
Mortgage-backed securities:
GSE MBS	3,229,407	28,211	(34,377)	3,223,241
Mortgage-backed securities	3,229,407	28,211	(34,377)	3,223,241
TOTAL	$7,292,062	$32,926	$(34,377)	$7,290,611

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of September 30, 2020 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities:
GSE MBS	$1,579,922	$(30,449)	$325,075	$(3,928)	$1,904,997	$(34,377)
Mortgage-backed securities	1,579,922	(30,449)	325,075	(3,928)	1,904,997	(34,377)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$1,579,922	$(30,449)	$325,075	$(3,928)	$1,904,997	$(34,377)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2020 and December 31, 2019 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2020		12/31/2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$2,021,424	$2,022,929	$754,003	$753,891
Due after one year through five years	2,041,231	2,044,441	3,504,605	3,507,900
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	4,062,655	4,067,370	4,258,608	4,261,791
Mortgage-backed securities	3,229,407	3,223,241	2,897,104	2,920,709
TOTAL	$7,292,062	$7,290,611	$7,155,712	$7,182,500

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 3.8 presents details of the sales for the three and nine months ended September 30, 2020 (in thousands). There were no sales of available-for-sale securities during the three and nine months ended September 30, 2019.

Table 3.8

	Three Months Ended	Nine Months Ended
	09/30/2020	09/30/2020
Proceeds from sale of available-for-sale securities	$—	$289,045

Gross gains on sale of available-for-sale securities	$—	$1,526
Gross losses on sale of available-for-sale securities	—	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$—	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2020 are summarized in Table 3.9 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $1,147,000 as of September 30, 2020.

Table 3.9

	09/30/2020
	Amortized Cost	Net Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$81,995	$81,995	$—	$(3,491)	$78,504
Non-mortgage-backed securities	81,995	81,995	—	(3,491)	78,504
Mortgage-backed securities:
U.S. obligation MBS	76,852	76,852	151	(60)	76,943
GSE MBS	2,815,129	2,815,129	10,503	(5,297)	2,820,335
Mortgage-backed securities	2,891,981	2,891,981	10,654	(5,357)	2,897,278
TOTAL	$2,973,976	$2,973,976	$10,654	$(8,848)	$2,975,782

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of September 30, 2020 and December 31, 2019 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	09/30/2020			12/31/2019
	Amortized Cost	Net Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	—	—	—	—	—	—
Due after ten years	81,995	81,995	78,504	82,805	82,805	80,854
Non-mortgage-backed securities	81,995	81,995	78,504	82,805	82,805	80,854
Mortgage-backed securities	2,891,981	2,891,981	2,897,278	3,487,153	3,487,153	3,476,084
TOTAL	$2,973,976	$2,973,976	$2,975,782	$3,569,958	$3,569,958	$3,556,938

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 3.12 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the three and nine months ended September 30, 2020.

Table 3.12

	Three Months Ended	Nine Months Ended
	09/30/2019	09/30/2019
Proceeds from sale of held-to-maturity securities	$—	$9,442
Carrying value of held-to-maturity securities sold	—	(9,488)
NET REALIZED GAINS (LOSSES)	$—	$(46)

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. FHLBank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Note 2 for additional information.

During the three and nine months ended September 30, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments. To evaluate investment securities for credit loss as of September 30, 2020, FHLBank employed the following methodologies, based on the type of security.

FHLBank's available-for-sale and held-to-maturity securities are principally certificates of deposit, U.S. obligations, GSE obligations, state or local housing agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. FHLBank only purchases securities considered investment quality. As of September 30, 2020, all of FHLBank's available-for-sale securities and held-to-maturity securities were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities, if applicable.

FHLBank evaluates available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). As of September 30, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, FHLBank has not experienced any payment defaults on the instruments. In addition, all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities as of September 30, 2020.

FHLBank evaluates its held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of September 30, 2020, FHLBank had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2020 and December 31, 2019, FHLBank had advances outstanding at interest rates ranging from 0.14 percent to 7.20 percent and 0.96 percent to 7.41 percent, respectively, for traditional advances (excludes COVID-19 Relief Advances described below). Table 4.1 presents advances summarized by redemption term as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $15,186,000 and $45,637,000 as of September 30, 2020 and December 31, 2019, respectively.

Table 4.1

	09/30/2020		12/31/2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,588,982	0.45%	$13,188,118	1.88%
Due after one year through two years	1,994,896	1.23	10,448,433	1.96
Due after two years through three years	1,076,587	1.68	1,254,153	2.27
Due after three years through four years	1,256,388	1.77	1,067,662	2.42
Due after four years through five years	1,182,903	1.40	1,208,854	2.22
Thereafter	3,207,076	1.95	3,004,835	2.25
Total par value	22,306,832	0.92%	30,172,055	1.99%
Discounts	(9,818)		(1,807)
Hedging adjustments	319,238		71,067
TOTAL	$22,616,252		$30,241,315

During the three months ended June 30, 2020, FHLBank issued subsidized COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances have a term of 6 months and the low-cost advances have terms between 6 and 24 months. As of September 30, 2020, FHLBank had $517,351,000 and $501,890,000 of zero-cost and low-cost advances outstanding, respectively. Discounts were initially recorded on these advances and are accreted using the interest method over the life of the advances resulting in the recognition of periodic interest income on the advances at the effective interest rate (i.e., yield recorded equals a prevailing rate) in net interest income. As of September 30, 2020, the total unaccreted discount balance was $2,455,000.

FHLBank’s outstanding advances include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower normally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances).

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

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of September 30, 2020 and December 31, 2019 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	09/30/2020	12/31/2019	09/30/2020	12/31/2019
Due in one year or less	$15,561,420	$24,271,238	$14,625,732	$14,053,068
Due after one year through two years	1,383,709	1,133,077	2,263,896	10,637,833
Due after two years through three years	822,894	728,429	1,305,837	1,524,153
Due after three years through four years	795,261	764,990	1,338,888	1,215,412
Due after four years through five years	779,961	686,594	1,214,303	1,304,254
Thereafter	2,963,587	2,587,727	1,558,176	1,437,335
TOTAL PAR VALUE	$22,306,832	$30,172,055	$22,306,832	$30,172,055

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment terms for advances as of September 30, 2020 and December 31, 2019 (in thousands):

Table 4.3

Redemption Term	09/30/2020	12/31/2019
Fixed rate:
Due in one year or less	$9,999,404	$2,691,528
Due after one year	6,671,538	5,912,124
Total fixed rate	16,670,942	8,603,652
Variable rate:
Due in one year or less	3,589,578	10,496,590
Due after one year	2,046,312	11,071,813
Total variable rate	5,635,890	21,568,403
TOTAL PAR VALUE	$22,306,832	$30,172,055

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

In addition, FHLBank lends to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, FHLBank is required to obtain sufficient collateral to fully secure credit products up to the counterparty’s total credit limit. Collateral eligible to secure new or renewed advances includes:
▪One-to-four family and multifamily mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
▪Loans and securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, MBS issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae);
▪Cash or deposits in FHLBank;
▪Certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that FHLBank can perfect a security interest in it; and
▪Certain qualifying securities representing undivided equity interests in eligible advance collateral.

During the second quarter of 2020, FHLBank was given the regulatory flexibility via a Supervisory Letter from the FHFA to allow members to pledge Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as eligible collateral, with the following restrictions: (1) maximum aggregate lending value for PPP loans is limited to the lesser of $5 billion or 20 percent of the institution’s total lending value on all collateral pledged; and (2) the institution must maintain a CAMELS composite rating of “3” or better. CAMELS is a rating system for banks utilized by federal banking supervisors that represents an evaluation of a bank's financial condition and compliance with laws and regulatory policies. If an institution’s CAMELS composite rating downgrades to “4” or “5”, the institution must substitute all PPP loans being utilized to support outstanding credit obligations with other eligible collateral within five business days. As of September 30, 2020, the amount of PPP loans pledged to FHLBank as collateral was insignificant.

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

The FHFA has provided non-objection relief via a Supervisory Letter that permits FHLBank to offer its members increased collateral flexibility through the acceptance of various types of forbearance plans and loan modification agreements of the Temporary COVID-19 Underwriting Guidelines in the first quarter of 2020. FHLBank management and the board of directors has approved as collateral forbearance plans and loan modification agreements for the following loan categories: conventional mortgages on one-to-four family residential real property, mortgages on multifamily residential real property, agricultural real estate, commercial real estate, second mortgages on residential one-to-four family property, home equity lines of credit, operating loans, and equipment loans. In addition, the temporary guidelines allow flexibility to accept loans as collateral that have modifications or forbearance plans executed via electronic signature in compliance with the Electronic Signatures in Global and National Commerce Act (i.e., E-SIGN). At the of the third quarter of 2020, the Temporary COVID-19 Underwriting Guidelines continue to be available for use by members.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of September 30, 2020 and December 31, 2019, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2020 and December 31, 2019, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three and nine months ended September 30, 2020 and 2019.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of September 30, 2020, and therefore no allowance for credit losses on advances was recorded. For the same reasons, FHLBank did not record any allowance for credit losses on advances as of December 31, 2019.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2020 and December 31, 2019 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $48,406,000 and $52,358,000 as of September 30, 2020 and December 31, 2019, respectively.

Table 5.1

	09/30/2020	12/31/2019
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,488,732	$1,347,385
Fixed rate, long-term, single-family mortgages	8,474,420	9,128,268
Total unpaid principal balance	9,963,152	10,475,653
Premiums	143,477	155,793
Discounts	(2,126)	(2,503)
Deferred loan costs, net	146	184
Other deferred fees	(30)	(38)
Hedging adjustments	(3,227)	4,905
Total before Allowance for Credit Losses on Mortgage Loans	10,101,392	10,633,994
Allowance for Credit Losses on Mortgage Loans[2]	(7,926)	(985)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$10,093,466	$10,633,009

1    Medium-term defined as a term of 15 years or less at origination.
2    Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000 (see Table 5.5).

Table 5.2 presents information as of September 30, 2020 and December 31, 2019 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2020	12/31/2019
Conventional loans	$9,405,054	$9,849,542
Government-guaranteed or -insured loans	558,098	626,111
TOTAL UNPAID PRINCIPAL BALANCE	$9,963,152	$10,475,653

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

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of September 30, 2020 (dollar amounts in thousands):

Table 5.3

	09/30/2020
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2016	2016	2017	2018	2019	2020
Amortized Cost:[1]
Past due 30-59 days delinquent	$16,140	$2,749	$8,132	$7,949	$19,111	$3,470	$57,551	$11,657	$69,208
Past due 60-89 days delinquent	9,267	1,812	2,924	3,265	9,102	1,878	28,248	5,969	34,217
Past due 90 days or more delinquent	24,992	4,012	14,965	22,618	49,602	4,488	120,677	22,928	143,605
Total past due	50,399	8,573	26,021	33,832	77,815	9,836	206,476	40,554	247,030
Total current loans	2,179,738	713,694	795,307	815,417	2,754,390	2,070,784	9,329,330	525,032	9,854,362
Total mortgage loans	$2,230,137	$722,267	$821,328	$849,249	$2,832,205	$2,080,620	$9,535,806	$565,586	$10,101,392

Other delinquency statistics:
In process of foreclosure[2]							$162,584	$9,341	$171,925
Serious delinquency rate[3]							2.1%	4.7%	2.3%
Past due 90 days or more and still accruing interest							$—	$22,928	$22,928
Loans on non-accrual status[4]							$129,118	$—	$129,118

1    Excludes accrued interest receivable.
2    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
3    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total amortized cost for the portfolio class.
4    Loans on non-accrual status include $1,251,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

FHLBank's servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19-related difficulties regardless of the status of the loan at the time of the request. FHLBank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period whether it be formal or informal. The accrual status for a loan under forbearance will be driven by the past due status of the loan without consideration of the forbearance as the legal terms of the contractual arrangement have not been modified. As of September 30, 2020, there was $132,932,000, or 1.4 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $5,118,000, $13,665,000, $17,744,000, and $96,405,000 with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively.

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

1    Includes accrued interest receivable.
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
4    Loans on non-accrual status include $1,219,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2020 and 2019.

Table 5.5

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Balance, beginning of the period	$7,790	$858	$985	$812
Adjustment for cumulative effect of accounting change	—	—	6,123	—
Net (charge-offs) recoveries	20	(346)	101	(416)
Provision (reversal) for credit losses	116	393	717	509
Balance, end of the period	$7,926	$905	$7,926	$905

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of September 30, 2020 or December 31, 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2020 and December 31, 2019 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2020			12/31/2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,913,289	$20,791	$295,563	$16,448,512	$23,462	$80,398
Total derivatives designated as hedging relationships	15,913,289	20,791	295,563	16,448,512	23,462	80,398
Derivatives not designated as hedging instruments:
Interest rate swaps	2,929,164	191	75,020	3,099,622	736	26,285
Interest rate caps/floors	602,500	87	—	1,130,000	117	—
Mortgage delivery commitments	105,003	84	80	221,800	495	25
Total derivatives not designated as hedging instruments	3,636,667	362	75,100	4,451,422	1,348	26,310
TOTAL	$19,549,956	21,153	370,663	$20,899,934	24,810	106,708
Netting adjustments and cash collateral[1]		141,348	(370,490)		129,994	(106,506)
DERIVATIVE ASSETS AND LIABILITIES		$162,501	$173		$154,804	$202

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $512,338,000 and $236,700,000 as of September 30, 2020 and December 31, 2019, respectively. Cash collateral received was $500,000 and $200,000 as of September 30, 2020 and December 31, 2019, respectively.
FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2020 and 2019, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$38,848	$9,588	$5,674	$67,142
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$10,848	$9,424	$(197)	$(1,509)
Hedged items[2]	(28,115)	(40,444)	1,321	12,203
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(17,267)	$(31,020)	$1,124	$10,694

	09/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$186,431	$47,811	$133,680	$185,096
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(39,873)	$(61,468)	$(4)	$3,915
Hedged items[2]	43,355	75,743	3	(5,061)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$3,482	$14,275	$(1)	$(1,146)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2020 and 2019, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$230,000	$43,753	$120,385	$310,628
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(280,875)	$(386,669)	$18,350	$45,856
Hedged items[2]	248,445	308,189	(112)	(16,663)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(32,430)	$(78,480)	$18,238	$29,193

	9/30/2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$563,602	$78,694	$433,473	$519,967
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(144,016)	$(205,705)	$21	$30,968
Hedged items[2]	159,254	206,340	(12)	(39,427)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$15,238	$635	$9	$(8,459)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2020 and December 31, 2019 (in thousands):

Table 6.4

09/30/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,021,287	$315,792	$3,446	$319,238
Available-for-sale securities	7,292,062	385,013	—	385,013
Consolidated obligation discount notes	(174,748)	39	—	39
Consolidated obligation bonds	(3,310,191)	(43,053)	—	(43,053)

12/31/2019
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,951,445	$69,643	$1,424	$71,067
Available-for-sale securities	7,155,712	79,141	—	79,141
Consolidated obligation bonds	(3,270,635)	(26,389)	—	(26,389)

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives and hedging activities recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$15,842	$(19,566)	$(97,218)	$(80,593)
Interest rate caps/floors	(17)	(494)	(30)	(874)
Net interest settlements	(14,222)	(691)	(32,338)	(1,238)
Mortgage delivery commitments	423	365	(5,995)	3,836
Consolidated obligation discount note commitments	—	—	—	(70)
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$2,026	$(20,386)	$(135,581)	$(78,939)

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $500,000 and $211,000 as of September 30, 2020 and December 31, 2019, respectively. The counterparty was different for each period.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2020 and December 31, 2019.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. Table 7.1 details the types of deposits held by FHLBank as of September 30, 2020 and December 31, 2019 (in thousands):

Table 7.1

	09/30/2020	12/31/2019
Interest-bearing:
Demand	$294,447	$383,197
Overnight	463,200	280,300
Total interest-bearing	757,647	663,497
Non-interest-bearing:
Other	258,669	127,143
Total non-interest-bearing	258,669	127,143
TOTAL DEPOSITS	$1,016,316	$790,640

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Table 8.1

	09/30/2020		12/31/2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$27,056,200	0.32%	$15,991,800	1.79%
Due after one year through two years	1,482,650	1.70	6,318,350	1.90
Due after two years through three years	1,306,650	1.98	1,375,000	2.11
Due after three years through four years	822,650	1.95	1,285,900	2.39
Due after four years through five years	971,200	1.28	1,223,350	2.40
Thereafter	5,587,800	1.66	5,776,300	2.78
Total par value	37,227,150	0.70%	31,970,700	2.05%
Premiums	41,974		34,789
Discounts	(3,572)		(3,357)
Concession fees	(14,436)		(15,207)
Hedging adjustments	43,053		26,389
TOTAL	$37,294,169		$32,013,314

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2020 and December 31, 2019 includes callable bonds totaling $6,465,000,000 and $8,891,500,000, respectively. FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, FHLBank also enters into interest rate swap agreements (in which FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows FHLBank to obtain attractively priced variable rate financing. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2020 and December 31, 2019 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	09/30/2020	12/31/2019
Due in one year or less	$33,521,200	$24,583,300
Due after one year through two years	1,357,650	5,148,350
Due after two years through three years	878,150	615,000
Due after three years through four years	502,650	682,400
Due after four years through five years	414,200	356,850
Thereafter	553,300	584,800
TOTAL PAR VALUE	$37,227,150	$31,970,700

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2020 and December 31, 2019 (in thousands):

Table 8.3

	09/30/2020	12/31/2019
Simple variable rate	$23,504,000	$16,017,000
Fixed rate	13,723,150	15,573,700
Variable rate with cap	—	220,000
Step	—	110,000
Fixed to variable rate	—	50,000
TOTAL PAR VALUE	$37,227,150	$31,970,700

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2020	$11,936,214	$11,937,211	0.08%

December 31, 2019	$27,447,911	$27,510,042	1.54%

1    Represents yield to maturity excluding concession fees.

NOTE 9 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis by clearing agent by Clearinghouse, or by counterparty, when it has met the netting requirements. For these financial instruments, FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, including associated accrued interest.

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019 (in thousands):

Table 9.1

09/30/2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$19,682	$(15,472)	$4,210	$(84)	$4,126
Cleared derivatives	1,471	156,820	158,291	—	158,291
Total derivative assets	21,153	141,348	162,501	(84)	162,417
Securities purchased under agreements to resell	4,600,000	—	4,600,000	(4,600,000)	—
TOTAL	$4,621,153	$141,348	$4,762,501	$(4,600,084)	$162,417

1    Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

1    Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2020 and December 31, 2019 (in thousands):

Table 9.3

09/30/2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$367,678	$(367,505)	$173	$(80)	$93
Cleared derivatives	2,985	(2,985)	—	—	—
Total derivative liabilities	370,663	(370,490)	173	(80)	93
TOTAL	$370,663	$(370,490)	$173	$(80)	$93

1    Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

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

1    Represents noncash collateral received on financial instruments that: (1) do not qualify for netting on the Statements of Condition; or (2) are not subject to an enforceable netting agreement (e.g., mortgage delivery commitments).

NOTE 10 – CAPITAL

Capital Requirements: FHLBank is subject to three capital requirements under the provisions of the Gramm-Leach-Bliley Act (GLB Act) and the FHFA's capital structure regulation. Regulatory capital does not include AOCI but does include mandatorily redeemable capital stock.
•Risk-based capital. FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the FHFA. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by FHLBank to satisfy its risk-based capital requirement. The FHFA may require FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the FHFA has not placed any such requirement on FHLBank to date.
•Total regulatory capital. The GLB Act requires FHLBank to maintain at all times at least a 4.0 percent total capital-to-asset ratio. Total regulatory capital is defined as the sum of permanent capital, Class A Common Stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.
•Leverage capital. FHLBank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0 percent, with the leverage capital ratio defined as the sum of permanent capital weighted 1.5 times and non-permanent capital (currently only Class A Common Stock) weighted 1.0 times, divided by total assets.

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

Table 10.1

	09/30/2020		12/31/2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$206,942	$2,216,737	$486,650	$2,319,531
Total regulatory capital-to-asset ratio	4.0%	4.9%	4.0%	4.4%
Total regulatory capital	$2,120,455	$2,605,221	$2,531,066	$2,768,680
Leverage capital ratio	5.0%	7.0%	5.0%	6.2%
Leverage capital	$2,650,569	$3,713,590	$3,163,833	$3,928,446

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2020 and 2019 (in thousands):

Table 10.2

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Balance, beginning of period	$2,308	$2,750	$2,415	$3,597
Capital stock subject to mandatory redemption reclassified from equity during the period	620,561	159,775	1,627,899	218,411
Capital stock redemption cancellations reclassified to equity during the period	—	—	(100,647)	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(620,967)	(160,078)	(1,527,802)	(219,642)
Stock dividend classified as mandatorily redeemable capital stock during the period	12	30	49	111
Balance, end of period	$1,914	$2,477	$1,914	$2,477

Table 10.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of September 30, 2020 and December 31, 2019 (in thousands). The year of redemption in Table 10.3 is the end of the redemption period in accordance with FHLBank’s capital plan. FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after FHLBank receives notice for withdrawal from the member. Additionally, FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 10.3

Contractual Year of Repurchase	09/30/2020	12/31/2019
Year 1	$—	$—
Year 2	636	1
Year 3	—	869
Year 4	—	—
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	1,278	1,545
TOTAL	$1,914	$2,415

1    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2020, FHLBank’s excess stock was less than one percent of total assets.

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

Partial Recovery of Prior Capital Distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation. The capitalization of the Financing Corporation was provided by capital distributions from the FHLBanks to the Financing Corporation in exchange for Financing Corporation nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988 and 1989 that aggregated to $680,000,000. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of the Financing Corporation was determined to be non-redeemable and the FHLBanks charged-off their prior capital distributions to the Financing Corporation directly against retained earnings. Upon the dissolution of the Financing Corporation in June 2020, the Financing Corporation determined that excess funds aggregating to $200,031,000 were available for distribution to its stockholders, the FHLBanks. Specifically, FHLBank Topeka’s partial recovery of prior capital distribution was $10,543,000, which was determined based on its share of the $680,000,000 originally contributed. The FHLBanks treated the receipt of these funds as a return of the FHLBanks’ investment in Financing Corporation capital stock, and therefore as a partial recovery of the prior capital distributions made by the FHLBanks to the Financing Corporation in 1987, 1988, and 1989. These funds have been credited to unrestricted retained earnings.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended September 30, 2020 and 2019 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2019	$35,143	$(3,230)	$31,913
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(17,324)		(17,324)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		95	95
Net current period other comprehensive income (loss)	(17,324)	95	(17,229)
Balance at September 30, 2019	$17,819	$(3,135)	$14,684

Balance at June 30, 2020	$(31,746)	$(1,948)	$(33,694)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	30,295		30,295
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		28	28
Net current period other comprehensive income (loss)	30,295	28	30,323
Balance at September 30, 2020	$(1,451)	$(1,920)	$(3,371)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the nine months ended September 30, 2020 and 2019 (in thousands):

Table 11.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2018	$19,068	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(1,249)		(1,249)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		240	240
Net current period other comprehensive income (loss)	(1,249)	240	(1,009)
Balance at September 30, 2019	$17,819	$(3,135)	$14,684

Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(26,716)		(26,716)
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[2]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[1]		82	82
Net current period other comprehensive income (loss)	(28,239)	82	(28,157)
Balance at September 30, 2020	$(1,451)	$(1,920)	$(3,371)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).
2    Recorded in “Net gains (losses) on sale of available-for-sale securities” non-interest income on the Statements of Income. Amount represents a credit (increase to other income (loss)).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2020 and December 31, 2019. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:
•Level 1 Inputs – Quoted prices (unadjusted) for identical assets or liabilities in active markets that FHLBank can access on the measurement date. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
•Level 2 Inputs – Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets and liabilities in active markets; (2) quoted prices for similar assets and liabilities in markets that are not active; (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals and implied volatilities); and (4) inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 Inputs – Unobservable inputs for the asset or liability.

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2020 and 2019.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2020 and December 31, 2019. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2020 and December 31, 2019 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	09/30/2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$22,704	$22,704	$22,704	$—	$—	$—
Interest-bearing deposits	499,662	499,662	—	499,662	—	—
Securities purchased under agreements to resell	4,600,000	4,600,000	—	4,600,000	—	—
Federal funds sold	1,435,000	1,435,000	—	1,435,000	—	—
Trading securities	3,117,935	3,117,935	—	3,117,935	—	—
Available-for-sale securities	7,290,611	7,290,611	—	7,290,611	—	—
Held-to-maturity securities	2,973,976	2,975,782	—	2,897,278	78,504	—
Advances	22,616,252	22,733,051	—	22,733,051	—	—
Mortgage loans held for portfolio, net of allowance	10,093,466	10,351,013	—	10,348,886	2,127	—
Accrued interest receivable	108,532	108,532	—	108,532	—	—
Derivative assets	162,501	162,501	—	21,153	—	141,348
Liabilities:
Deposits	1,016,316	1,016,316	—	1,016,316	—	—
Consolidated obligation discount notes	11,936,214	11,936,578	—	11,936,578	—	—
Consolidated obligation bonds	37,294,169	37,517,293	—	37,517,293	—	—
Mandatorily redeemable capital stock	1,914	1,914	1,914	—	—	—
Accrued interest payable	54,913	54,913	—	54,913	—	—
Derivative liabilities	173	173	—	370,663	—	(370,490)
Other Asset (Liability):
Industrial revenue bonds	35,000	38,224	—	38,224	—	—
Financing obligation payable	(35,000)	(38,224)	—	(38,224)	—	—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

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

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2020 and December 31, 2019 (in thousands).

Table 12.3

	09/30/2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$225,053	$—	$225,053	$—	$—
U.S. Treasury obligations	1,557,412	—	1,557,412	—	—
GSE obligations	433,864	—	433,864	—	—
GSE MBS	901,606	—	901,606	—	—
Total trading securities	3,117,935	—	3,117,935	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,067,370	—	4,067,370	—	—
GSE MBS	3,223,241	—	3,223,241	—	—
Total available-for-sale securities	7,290,611	—	7,290,611	—	—
Derivative assets:
Interest-rate related	162,417	—	21,069	—	141,348
Mortgage delivery commitments	84	—	84	—	—
Total derivative assets	162,501	—	21,153	—	141,348
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,571,047	$—	$10,429,699	$—	$141,348

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$93	$—	$370,583	$—	$(370,490)
Mortgage delivery commitments	80	—	80	—	—
Total derivative liabilities	173	—	370,663	—	(370,490)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$173	$—	$370,663	$—	$(370,490)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$2,132	$—	$—	$2,132	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,132	$—	$—	$2,132	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2020 and still outstanding as of September 30, 2020.

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

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2019 and still outstanding as of December 31, 2019.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $770,698,374,000 and $966,413,924,000 as of September 30, 2020 and December 31, 2019, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among FHLBanks. As described above, FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2020, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2020 and December 31, 2019, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	09/30/2020			12/31/2019
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,044,507	$4,635	$5,049,142	$4,764,724	$4,335	$4,769,059
Advance commitments outstanding	38,420	12,090	50,510	64,282	15,693	79,975
Commitments for standby bond purchases	423,030	280,733	703,763	—	701,392	701,392
Commitments to fund or purchase mortgage loans	105,003	—	105,003	221,800	—	221,800
Commitments to issue consolidated bonds, at par	264,000	—	264,000	—	—	—
Commitments to issue consolidated discount notes, at par	—	—	—	411,161	—	411,161

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2024. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,623,000 and $1,470,000 as of September 30, 2020 and December 31, 2019, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond. The bond purchase commitments entered into by FHLBank expire no later than 2023, though some are renewable at the option of FHLBank. As of September 30, 2020 and December 31, 2019, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the nine months ended September 30, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the nine months ended September 30, 2019.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $4,000 and $470,000 as of September 30, 2020 and December 31, 2019, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands). None of the officers or directors of these members currently serve on FHLBank’s board of directors.

Table 14.1

09/30/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$6,800	1.8%	$323,972	27.1%	$330,772	20.9%
TOTAL		$6,800	1.8%	$323,972	27.1%	$330,772	20.9%

Table 14.2

12/31/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$385,825	29.2%	$386,325	21.8%
BOKF, N.A.	OK	184,282	41.0	202,000	15.3	386,282	21.8
TOTAL		$184,782	41.1%	$587,825	44.5%	$772,607	43.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2020 and December 31, 2019 are summarized in Table 14.3 (dollar amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock.

Table 14.3

	09/30/2020		12/31/2019		09/30/2020		12/31/2019
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$7,130,000	32.0%	$8,585,000	28.5%	$649	0.1%	$1,030	0.1%
BOKF, N.A.			4,500,000	14.9			22,457	2.9
TOTAL	$7,130,000	32.0%	$13,085,000	43.4%	$649	0.1%	$23,487	3.0%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2020 and 2019. BOKF, N.A. did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2019.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of September 30, 2020 and December 31, 2019 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	09/30/2020		12/31/2019
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$179,043	0.8%	$178,945	0.6%

Deposits	$23,892	2.4%	$15,748	2.0%

Class A Common Stock	$5,461	1.4%	$6,467	1.4%
Class B Common Stock	23,431	2.0	5,571	0.4
TOTAL CAPITAL STOCK	$28,892	1.8%	$12,038	0.7%

Table 14.5 presents mortgage loans acquired during the three and nine months ended September 30, 2020 and 2019 for members that had an officer or director serving on FHLBank’s board of directors in 2020 or 2019 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Nine Months Ended
	09/30/2020		09/30/2019		09/30/2020		09/30/2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$9,091	2.5%	$61,362	5.4%	$95,901	4.0%	$128,251	5.3%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2019, which includes audited financial statements and related notes for the year ended December 31, 2019. Our MD&A includes the following sections:
•Executive Level Overview – a general description of our business and financial highlights;
•Financial Market Trends – a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;
•Critical Accounting Policies and Estimates – a discussion of accounting policies that require critical estimates and assumptions;
•Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
•Financial Condition – an analysis of our financial position;
•Liquidity and Capital Resources – an analysis of our cash flows and capital position;
•Risk Management – a discussion of our risk management strategies;
•Impact of Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500 thousand. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, standby letters of credit, and Acquired Members Assets (AMA), at levels determined by management with the board of director’s approval and within the ranges stipulated in our Capital Plan. Currently, our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings or AMA activity. On July 23, 2020, FHLBank's board of directors changed the established AMA activity-based stock purchase requirement to three percent of the outstanding principal balance of AMA originated by or through that member and acquired by FHLBank from zero percent pursuant to its Capital Plan, effective as of August 5, 2020. The purchase requirement had been suspended for current members since July 2013. Former members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. The board of directors also changed the established a Letter of Credit activity-based stock purchase requirement pursuant to its Capital Plan, effective as of January 22, 2021 to one quarter of one percent of the principal amount of letters of credit outstanding from the previous requirement of zero percent. For additional discussion of these changes to capital requirements, see "Liquidity and Capital Resources – Capital" under this Item 2.

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

The COVID-19 pandemic continued to impact financial markets during the third quarter of 2020, as interest rates remained at historically low levels and financial institutions continued to experience high levels of liquidity. During the third quarter of 2020, credit and market conditions continued the modest and uneven recovery that began in the second quarter of 2020, although the resurgence of the virus could weaken an already fragile recovery. We continue to conduct business without operational difficulties or disruptions despite the ongoing COVID-19 pandemic. We began to bring employees back to work in our offices in phases beginning in late summer 2020 but the majority of employees contine to work remotely at this time. We expect to continue remote operations until infection rates begin a significant downward trend.

During the second quarter of 2020, we provided $0.6 billion of zero-cost funding and $0.5 billion of low-cost funding to help members serve their customers affected by the COVID-19 pandemic. In March 2020, we also began accepting collateral modified by forbearance plans and loan modification agreements, including those with electronic signatures. We worked with the Federal Reserve to allow members to pledge their newly issued PPP loans to the Federal Reserve Bank of Kansas City. Additionally, we began accepting SBA PPP loans as collateral while limiting the reporting burden for members. For MPF customers, we waived delivery commitment extension fees through April 15, 2020 and eased certain underwriting, documentation and payment requirements for those impacted by the pandemic. For mortgage loans in the MPF Program, we are offering payment forbearance and temporary loan modification programs for borrowers impacted by the pandemic. Management continues to monitor the progress of the pandemic and is committed to assisting FHLBank members and their communities as impacts related to the pandemic continue to unfold.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2020	06/30/2020	03/31/2020	12/31/2019	09/30/2019
Statement of Condition (as of period end):
Total assets	$53,011,374	$53,533,936	$63,189,513	$63,276,654	$57,131,130
Investments[1]	19,917,184	20,633,427	19,597,238	20,086,473	16,248,522
Advances	22,616,252	21,528,991	31,678,083	30,241,315	30,634,583
Mortgage loans, net[2]	10,093,466	10,945,717	11,018,168	10,633,009	9,833,763
Total liabilities	50,411,438	51,178,998	60,475,924	60,485,603	54,472,808
Deposits	1,016,316	988,292	975,397	790,640	756,376
Consolidated obligation discount notes, net[3]	11,936,214	13,560,839	25,563,980	27,447,911	21,044,232
Consolidated obligation bonds, net[3]	37,294,169	36,445,676	33,730,055	32,013,314	32,441,885
Total consolidated obligations, net[3]	49,230,383	50,006,515	59,294,035	59,461,225	53,486,117
Mandatorily redeemable capital stock	1,914	2,308	2,390	2,415	2,477
Total capital	2,599,936	2,354,938	2,713,589	2,791,051	2,658,322
Capital stock	1,580,741	1,392,003	1,802,296	1,766,456	1,670,690
Total retained earnings	1,022,566	996,629	980,612	999,809	972,948
AOCI	(3,371)	(33,694)	(69,319)	24,786	14,684
Statement of Income (for the quarterly period ended):
Net interest income	64,788	56,677	55,086	69,404	74,415
Provision (reversal) for credit losses on mortgage loans	116	1,337	(736)	(122)	393
Other income (loss)	(1,634)	(10,252)	(23,229)	7,438	(1,507)
Other expenses	18,610	22,596	19,443	18,880	18,633
Income before assessments	44,428	22,492	13,150	58,084	53,882
Affordable Housing Program (AHP) assessments	4,444	2,250	1,318	5,811	5,391
Net income	39,984	20,242	11,832	52,273	48,491
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	66	71	70	72	70
Dividends paid in stock[4]	13,981	14,697	24,836	25,340	25,749
Weighted average dividend rate[5]	3.69%	3.69%	5.94%	6.14%	6.61%
Dividend payout ratio[6]	35.13%	72.95%	210.50%	48.61%	53.25%
Return on average equity	6.34%	3.20%	1.75%	7.82%	7.54%
Return on average assets	0.29%	0.14%	0.08%	0.35%	0.33%
Average equity to average assets	4.60%	4.37%	4.44%	4.52%	4.36%
Net interest margin[7]	0.47%	0.39%	0.36%	0.47%	0.51%
Total capital ratio[8]	4.90%	4.40%	4.29%	4.41%	4.65%
Regulatory capital ratio[9]	4.91%	4.47%	4.41%	4.38%	4.63%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2    The allowance for credit losses on mortgage loans was $7,926,000, $7,790,000, $6,468,000, $985,000 and $905,000 as of September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively. Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000.
3    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.
4    Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $12,000, $14,000, $24,000, $26,000 and $30,000 for the quarters ended September 30, 2020, June 30, 2020, March 31, 2020, December 31, 2019 and September 30, 2019, respectively.
5    Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6    Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although FHFA regulation requires dividends be paid out of known income prior to declaration date.
7    Net interest income as a percentage of average earning assets.
8    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
9    Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

Net income decreased $8.5 million, or 17.5 percent, to $40.0 million for the three months ended September 30, 2020 compared to $48.5 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income decreased $60.9 million, or 45.8 percent, to $72.1 million compared to $133.0 million for the nine months ended September 30, 2019. The $8.5 million decrease for the three-month period was driven by the decline in net interest income due to a significant decrease in the average balance of advances and substantially lower interest rates. The decrease for the nine-month period was largely due to net losses on derivatives and hedging activities and trading securities that occurred during the first quarter of 2020 due to the market disruption caused by the COVID-19 pandemic, although some stabilization was observed during the second and third quarters of 2020 as the financial markets began a modest and uneven recovery.

Net interest income decreased $9.6 million for the quarter, from $74.4 million for the three months ended September 30, 2019 to $64.8 million for the three months ended September 30, 2020. Net interest income decreased $10.1 million for the comparative nine-month periods, from $186.7 million for the nine months ended September 30, 2019 to $176.6 million for the nine months ended September 30, 2020. In addition to the decline in the average balance of advances, the decrease in net interest income for both the three- and nine-month periods is attributed to net interest settlement expense on fair value hedges and increased premium amortization on mortgage-related assets, but the declines were partially offset by a decrease in our cost of debt.
Total assets decreased between periods, from $63.3 billion at December 31, 2019 to $53.0 billion at September 30, 2020 driven mostly by the $7.6 billion, or 25.2 percent, decline in advances between periods as many members have experienced significant deposit inflows and excess liquidity since the second quarter of 2020 as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Although mortgage loans decreased by $0.5 billion during the first nine months of 2020, balances represented 19.0 percent of total assets as of September 30, 2020, compared to 16.8 percent as of December 31, 2019 due to the prominent decline in advances.
Total liabilities decreased $10.1 billion from December 31, 2019 to September 30, 2020 which corresponded with the decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, as we issued more floating rate debt indexed to the Secured Overnight Financing Rate (SOFR) to more closely reflect the repricing characteristics of our assets. The decrease in long-term market interest rates also allowed us to replace approximately $13 billion of callable debt at a lower cost through the third quarter of 2020, which has reduced funding costs for current and future periods. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $191.1 million, or 6.8 percent, from December 31, 2019 to September 30, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods that was subsequently repurchased, partially offset by the increase in required capital stock for AMA from the change to the AMA activity-based stock purchase requirement from zero to three percent effective August 5, 2020.

Return on average equity (ROE) was 6.34 percent and 3.71 percent for the three and nine months ended September 30, 2020, respectively, compared to 7.54 percent and 7.14 percent for the same periods in the prior year. The decline in ROE for both periods was a result of the aforementioned declines in net income caused by pandemic-related market volatility and balance sheet contraction, while average capital held relatively steady. Dividends paid to members totaled $53.7 million for the nine months ended September 30, 2020 compared to $74.0 million for the prior year. From September 30, 2019 to September 30, 2020, the dividend rate for Class A Common Stock decreased from 2.50 percent to 0.25 percent and the dividend rate for Class B Common Stock decreased from 7.50 percent to 5.25 percent. The weighted average dividend rate for the three and nine months ended September 30, 2020 was 3.69 percent and 4.48 percent, which represented a dividend payout ratio of 35.1 percent and 74.6 percent, respectively, compared to a weighted average dividend rate of 6.61 and 6.58 percent for the three and nine months ended September 30, 2019 and a payout ratio of 53.2 percent and 55.7 percent for the same periods in 2019, respectively. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from Federal Open Market Committee of the Federal Reserve (FOMC) rate cuts in March 2020 to stimulate the U.S. economy.

Differences in the weighted average dividend rates between periods are due to the change in dividend rates and, to a lesser extent, the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods. Factors impacting the outstanding stock class mix during 2020 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2). The increase in the payout ratio for the nine months ended September 30, 2020, despite the decline in dividend rates for the same period, was a result of the decline in net income mostly in the first quarter of 2020 from the aforementioned COVID-19 related market volatility. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be lower than what was paid in 2019 for the remainder of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy.

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission achievement guidance. We intend to manage our balance sheet with an emphasis toward maintaining a primary mission asset ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less utilizing par balances (primary mission asset ratio) was 74 percent for the nine months ended September 30, 2020. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that our primary mission asset ratio will decline from our current level.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2020	09/30/2019	09/30/2020	09/30/2019	09/30/2020	12/31/2019	09/30/2019
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.09%	2.28%	0.45%	2.38%	0.08%	1.55%	2.35%
Federal funds effective rate[1]	0.09	2.20	0.45	2.33	0.09	1.55	1.90
Federal Reserve interest rate on excess reserves[1]	0.10	2.15	0.47	2.30	0.10	1.55	1.80
3-month U.S. Treasury bill[1]	0.11	2.02	0.44	2.26	0.10	1.55	1.84
3-month LIBOR[1]	0.25	2.20	0.79	2.46	0.23	1.91	2.09
2-year U.S. Treasury note[1]	0.14	1.68	0.47	2.10	0.13	1.57	1.62
5-year U.S. Treasury note[1]	0.27	1.62	0.59	2.07	0.28	1.69	1.55
10-year U.S. Treasury note[1]	0.65	1.79	0.90	2.26	0.69	1.92	1.68
30-year residential mortgage note rate[1,2]	3.13	3.99	3.42	4.31	3.05	3.95	3.99

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The COVID-19 pandemic continued to impact financial markets during the third quarter of 2020, as interest rates remained at historically low levels and financial institutions continued to experience high levels of liquidity. During the third quarter of 2020, credit and market conditions continued the modest and uneven recovery that began in the second quarter of 2020, although the resurgence of the virus could weaken an already fragile recovery. Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations widened in March of 2020, increasing the cost to issue these instruments. However, during the second and third quarters of 2020, these spreads narrowed considerably resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to ample liquidity available to FHLBank members. At the September meeting, the FOMC maintained the Federal funds rate at a range between 0 percent and 0.25 percent and said it would be appropriate to maintain its quantitative easing (QE), repo and overnight lending programs to keep credit available until it is confident that the economy has recovered from the downturn related to the COVID-19 pandemic and is on track to achieve its maximum employment, inflation, and price stability goals. The FOMC has also indicated they will not raise rates in anticipation of higher inflation but will wait until inflation exceeds two percent for some time. Based on FOMC projections in its Summary of Economic Projections released on September 16, 2020, this will not occur until the end of 2023. The FOMC stated its intent to continue its purchases of U.S. Treasuries and agency MBS as part of its QE. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and dire economic outlooks for the next several years have driven Treasury and other benchmark rates to or near historic lows. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world, and, despite improvement in the third quarter of 2020, there remains a risk that it could lead to a global recession. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for the remainder of 2020 is uncertain, and it is likely that the FOMC will keep interest rates low or use other policies if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

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

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank consolidated obligations. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including the economic impact of the COVID-19 pandemic, geopolitical events and/or disruptions; potential policy or regulatory changes under the current or future administrations; recent regulatory changes in liquidity requirements; changes in interest rates and the shape of the yield curve as the FOMC contemplates changes to monetary policy; and the replacement of LIBOR with another index as previously discussed.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2020.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2020 vs. 09/30/2019		09/30/2020 vs. 09/30/2019
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(258,083)	(65.2)%	$(538,721)	(46.9)%
Total interest expense	(248,456)	(77.2)	(528,612)	(54.9)
Net interest income	(9,627)	(12.9)	(10,109)	(5.4)
Provision (reversal) for credit losses on mortgage loans	(277)	(70.5)	208	40.9
Net interest income after mortgage loan loss provision	(9,350)	(12.6)	(10,317)	(5.5)
Net gains (losses) on trading securities	(23,181)	(143.2)	5,985	6.9
Net gains (losses) on derivatives and hedging activities	22,412	109.9	(56,642)	(71.8)
Other non-interest income	642	23.8	7	0.1
Total other income (loss)	(127)	(8.4)	(50,650)	(326.0)
Operating expenses	(433)	(2.9)	444	1.0
Other non-interest expenses	410	10.7	6,269	57.0
Total other expenses	(23)	(0.1)	6,713	12.4
AHP assessments	(947)	(17.6)	(6,774)	(45.8)
NET INCOME	$(8,507)	(17.5)%	$(60,906)	(45.8)%
Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Nine Months Ended
	09/30/2020		09/30/2019		09/30/2020		09/30/2019
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$34,651	25.1%	$132,737	33.5%	$156,307	25.6%	$359,216	31.3%
Advances	38,848	28.2	186,431	47.1	230,000	37.7	563,602	49.0
Mortgage loans held for portfolio	64,192	46.5	76,546	19.3	222,962	36.5	225,015	19.6
Other	286	0.2	346	0.1	940	0.2	1,097	0.1
TOTAL INTEREST INCOME	$137,977	100.0%	$396,060	100.0%	$610,209	100.0%	$1,148,930	100.0%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income decreased $8.5 million, or 17.5 percent, to $40.0 million for the three months ended September 30, 2020 compared to $48.5 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, net income decreased $60.9 million, or 45.8 percent, to $72.1 million compared to $133.0 million for the nine months ended September 30, 2019. The $8.5 million decrease for the three-month period was driven by the decline in net interest income due to a significant decrease in the average balance of advances and substantially lower interest rates. The decrease for the nine-month period was largely due to net losses on derivatives and hedging activities and trading securities that occurred during the first quarter of 2020 due to the market disruption caused by the COVID-19 pandemic, although some stabilization was observed during the second and third quarters of 2020 as the financial markets began a modest and uneven recovery. While market volatility cannot be predicted, previous net losses on derivatives and hedging activities and trading securities are expected to be reversed with market changes in the future although the timing of those reversals is uncertain. The declines in the fair values of derivatives resulted from market volatility related to the COVID-19 pandemic as spreads between investments and their associated swaps widened considerably during the first quarter of 2020, therefore impacting fair values at the end of the quarter. These spreads normalized during the second and third quarter of 2020, but the continued low interest rate environment kept the fair values of derivatives depressed and caused a decline in net interest settlements (from net interest received in 2019 to net interest paid in 2020, which decreased income) for both the three- and nine-month periods. This decline was partially offset by gains on trading securities for the current nine-month period, as the coupons on the trading securities are higher than current market rates. While we generally consider fair value fluctuations to be temporary and expect to recover these losses in future periods, the outlook for the remainder of 2020 is uncertain, so the fair values of our assets and derivatives could decline or fail to recover for a prolonged period of time. For detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, see "Net Gains (Losses) on Derivatives and Hedging Activities" and "Net Gains (Losses) On Trading Securities" under this Item 2. Other expenses remained relatively flat between the three-month periods and increased by $6.7 million for the nine months ended September 30, 2020 compared to the prior year period, primarily due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances. See "Financial Condition - Advances" under this Item 2 for additional information on the advances issued in response to COVID-19.

Net Interest Income: Net interest income decreased $9.6 million for the quarter, from $74.4 million for the three months ended September 30, 2019 to $64.8 million for the three months ended September 30, 2020. Net interest income decreased $10.1 million for the comparative nine-month periods, from $186.7 million for the nine months ended September 30, 2019 to $176.6 million for the nine months ended September 30, 2020. Management has actively managed FHLBank's funding composition in response to the current market conditions, which has reduced funding costs and resulted in an improvement in net interest spreads for the third quarter of 2020 compared to the first and second quarters of 2020. Despite the improvement in funding costs, net interest income and net interest margin declined due to lower average assets at lower average yields while average capital remained relatively flat compared to the same period in the prior year. In addition to the decline in the average balance of advances, the decrease in net interest income for both the three- and nine-month periods is attributable to net interest settlement expense on fair value hedges and increased premium amortization on mortgage-related assets, but the declines were partially offset by a decrease in our cost of debt. The low interest rate environment caused net interest settlements on swapped advances and available-for-sale securities to decline, from net interest received in 2019 to net interest paid in 2020, which decreased net interest margin for both the three- and nine-month periods. Our cost of debt decreased as a result of callable debt refinanced during 2020, combined with a decline in the cost of discount notes, floating rate debt, and net interest settlements on swapped discount notes and bonds as market interest rates declined, partially offset by accelerated concession amortization on the called debt. Prepayments on mortgage-related assets and the associated premium amortization remained elevated, but the increase in premium amortization was largely offset by the reduction in the cost of debt.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the pandemic-related market volatility resulted in declines across the interest rate curve during the first quarter of 2020 that has persisted into the third quarter of 2020. During the first quarter, this volatility created margin compression on the short end of the curve, as overnight assets repriced downward faster than the liabilities funding them. Liabilities repriced lower throughout the second quarter of 2020, which resulted in an improvement in net interest spreads. The decline in long-term interest rates has caused an increase in mortgage loan prepayments, which reduces net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates. However, the decrease in long-term market interest rates has allowed us to replace approximately $13 billion of callable debt at a lower cost. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods, as the acceleration of the related concessions rolls off. Advance demand by members dropped significantly during the second and third quarters of 2020 as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities.

Average Balances and Yields: The average balance of interest-earning assets decreased $4.0 billion, or 6.9 percent, and increased $1.7 billion, or 3.1 percent, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in the prior year. Average advance balances decreased in both periods, which reflects the reduced demand for advances resulting from deposit inflows from stimulus payments and other Federal relief available to our members, as mentioned previously. The decrease in advances was partially offset by increases in long-term investments and mortgage loans for both the three- and nine-month periods. The moderate increase in long-term investments between periods represents an increase in high-quality liquid asset (HQLA) investments partially offset by a slight decline in MBS. Investments are used to enhance income and provide liquidity within balance sheet and portfolio parameters. The increase in the average balance of mortgage loans despite the increase in prepayments reflects the consistent growth in the mortgage loan portfolio that has occurred for the past several years. The recent decline in advances has caused us to exceed our targeted AMA risk tolerance as a percent of total assets as of September 30, 2020. The strategies we have implemented to manage growth in the mortgage loan portfolio have brought us closer to internal limits for AMA as a percent of total assets. For further discussion of investments, advances and mortgage loans, see Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the three months ended September 30, 2020 was 1.01 percent compared to 2.69 percent for the three months ended September 30, 2019. The average cost of interest-bearing liabilities for the three months ended September 30, 2020 was 0.57 percent, compared to 2.29 percent for the three months ended September 30, 2019, resulting in an improvement in net interest spread of 4 basis points, to 44 basis points for the current quarter compared to 40 basis points for the prior year quarter. Net interest margin decreased by 4 basis points to 47 basis points for the three months ended September 30, 2020 compared to 51 basis points for the same period in the prior year despite the increase in net interest spread due to the resulting increase in lower yielding assets as advance balances declined while average capital remained relatively flat. The cost of debt decreased as a result of called debt reissued at lower rates combined with a decline in the cost of discount notes, floating rate debt, and net interest settlements as market interest rates declined, partially offset by accelerated concession amortization on the called debt. The average balance of mortgage loans increased $1.0 billion, or 11.0 percent, for the current three-month period compared to the prior year period, although accelerated premium amortization from prepayments and mortgage loan purchases at lower interest rates has decreased the yield on the portfolio. With the decrease in advance balances, mortgage loans, which are one of our highest net spread assets, increased as a percentage of total assets during the first nine months of 2020, representing 19.0 percent of total assets as of September 30, 2020, compared to 16.8 percent as of December 31, 2019. However, the spread on mortgage loans has been compressed in recent periods as a result of accelerated premium amortization from prepayments, but this increase in premium amortization has been largely offset by the reduction in the cost of debt so this spread is expected to widen in future periods as the accelerated amortization of concessions on called debt rolls off and prepayments slow. Average advance balances declined by $7.6 billion, or 25.8 percent for the three months ended September 30, 2020 compared to the prior year period. The yield on advances also declined as adjustable rate advances and new or modified advances reflect current lower market interest rates, which contributed to lower net interest income and margin.

The average yield on total interest-earning assets for the nine months ended September 30, 2020 was 1.41 percent compared to 2.74 percent for the nine months ended September 30, 2019. The average cost of interest-bearing liabilities for the nine months ended September 30, 2020 was 1.06 percent, compared to 2.41 percent for the nine months ended September 30, 2019, resulting in a net interest spread of 35 basis points and 33 basis points, respectively. Liabilities continued repricing downward during the third quarter of 2020, but the spread compression that occurred in the first quarter of 2020 driven largely by the changes in short-term interest rates, specifically as it related to overnight assets funded with term debt, contributed to the four basis point decline in net interest margin, from 45 basis points for the nine months ended September 30, 2019 to 41 basis points for the nine months ended September 30, 2020. The average cost of discount notes decreased 151 basis points and the average yield on short-term investments decreased 201 basis points during the current nine-month period compared to the same period in the prior year (see Table 11). As previously discussed, the $1.9 billion, or 20.5 percent, increase in the average balance of mortgage loans contributed positively to net interest spread and net interest margin for the nine-month period, but the accelerated premium amortization and the accelerated concession amortization of called bonds has reduced the net spread. The average balance of advances declined $3.4 billion, or 11.8 percent, for the nine months ended September 30, 2020 when compared to the prior year period, but the impact to net interest margin was minimal for the nine-month period, as the majority of the decline for the nine-month period was in line of credit advances, which are typically low-spread products.
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

Table 5

	Three Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$304	$870	$—	$(1,271)	$5	$(92)
Net amortization/accretion of hedging activities	(348)	—	(927)	—	—	(1,275)
Net interest received (paid)	(17,223)	(31,890)	—	2,395	10,689	(36,029)
TOTAL	$(17,267)	$(31,020)	$(927)	$1,124	$10,694	$(37,396)

Table 6

	Three Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(924)	$12,610	$—	$—	$114	$11,800
Net amortization/accretion of hedging activities	(182)	—	(658)	—	—	(840)
Net interest received (paid)	4,588	1,665	—	(1)	(1,260)	4,992
TOTAL	$3,482	$14,275	$(658)	$(1)	$(1,146)	$15,952

Table 7

	Nine Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,816)	$(4,495)	$—	$(176)	$(12)	$(6,499)
Net amortization/accretion of hedging activities	(965)	—	(2,603)	—	—	(3,568)
Net interest received (paid)	(29,649)	(73,985)	—	18,414	29,205	(56,015)
TOTAL	$(32,430)	$(78,480)	$(2,603)	$18,238	$29,193	$(66,082)

Table 8

	Nine Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,964)	$(4,673)	$—	$—	$(462)	$(7,099)
Net amortization/accretion of hedging activities	(1,172)	—	(1,776)	—	—	(2,948)
Net interest received (paid)	18,374	5,308	—	9	(7,997)	15,694
TOTAL	$15,238	$635	$(1,776)	$9	$(8,459)	$5,647

Table 9 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 9

	Three Months Ended
	09/30/2020			09/30/2019
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,325,680	$471	0.14%	$920,843	$5,300	2.28%
Securities purchased under agreements to resell	4,421,739	1,378	0.12	4,437,123	26,768	2.39
Federal funds sold	2,551,728	575	0.09	1,456,826	8,179	2.23
Investment securities[1]	13,467,560	32,227	0.95	12,354,021	92,490	2.97
Advances[1,2]	21,975,855	38,848	0.70	29,613,293	186,431	2.50
Mortgage loans[3,4]	10,554,194	64,192	2.42	9,508,161	76,546	3.19
Other interest-earning assets	41,915	286	2.71	45,861	346	2.99
Total earning assets	54,338,671	137,977	1.01	58,336,128	396,060	2.69
Other non-interest-earning assets	183,114			227,491
Total assets	$54,521,785			$58,563,619

Interest-bearing liabilities:
Deposits	$800,807	76	0.04	$542,683	2,540	1.86
Consolidated obligations[1]:
Discount Notes	12,587,693	5,674	0.18	24,054,320	133,680	2.20
Bonds	37,779,502	67,142	0.71	30,952,832	185,096	2.37
Other borrowings	43,842	297	2.70	46,487	329	2.81
Total interest-bearing liabilities	51,211,844	73,189	0.57	55,596,322	321,645	2.29
Capital and other non-interest-bearing funds	3,309,942			2,967,297
Total funding	$54,521,786			$58,563,619

Net interest income and net interest spread[5]		$64,788	0.44%		$74,415	0.40%

Net interest margin[6]			0.47%			0.51%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.9 million and $1.7 million for the three months ended September 30, 2020 and 2019, respectively.
4    Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
5    Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
6    Net interest margin is defined as net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 10 summarizes changes in interest income and interest expense (in thousands):

Table 10

	Three Months Ended
	09/30/2020 vs. 09/30/2019
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$1,633	$(6,462)	$(4,829)
Securities purchased under agreements to resell	(92)	(25,298)	(25,390)
Federal funds sold	3,555	(11,159)	(7,604)
Investment securities	7,673	(67,936)	(60,263)
Advances	(38,954)	(108,629)	(147,583)
Mortgage loans	7,783	(20,137)	(12,354)
Other assets	(28)	(32)	(60)
Total interest-earning assets	(18,430)	(239,653)	(258,083)
Interest Expense[3]:
Deposits	821	(3,285)	(2,464)
Consolidated obligations:
Discount notes	(43,724)	(84,282)	(128,006)
Bonds	33,970	(151,924)	(117,954)
Other borrowings	(18)	(14)	(32)
Total interest-bearing liabilities	(8,951)	(239,505)	(248,456)
Change in net interest income	$(9,479)	$(148)	$(9,627)

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
3    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

Table 11 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	Nine Months Ended
	09/30/2020			09/30/2019
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,488,936	$5,736	0.51%	$856,180	$15,518	2.42%
Securities purchased under agreements to resell	4,086,171	16,906	0.55	4,512,240	84,266	2.50
Federal funds sold	2,435,255	4,517	0.25	1,583,982	28,058	2.37
Investment securities[1]	13,773,179	129,148	1.25	11,585,625	231,374	2.67
Advances[1],[2]	25,135,610	230,000	1.22	28,486,279	563,602	2.65
Mortgage loans[3],[4]	10,854,240	222,962	2.74	9,004,201	225,015	3.34
Other interest-earning assets	46,229	940	2.72	47,627	1,097	3.08
Total earning assets	57,819,620	610,209	1.41	56,076,134	1,148,930	2.74
Other non-interest-earning assets	274,176			271,516
Total assets	$58,093,796			$56,347,650

Interest-bearing liabilities:
Deposits	$763,996	1,707	0.30	$511,000	7,701	2.01
Consolidated obligations[1]:
Discount Notes	19,230,201	120,385	0.84	24,619,124	433,473	2.35
Bonds	34,743,772	310,628	1.19	28,290,980	519,967	2.46
Other borrowings	49,241	938	2.55	54,571	1,129	2.77
Total interest-bearing liabilities	54,787,210	433,658	1.06	53,475,675	962,270	2.41
Capital and other non-interest-bearing funds	3,306,586			2,871,975
Total funding	$58,093,796			$56,347,650

Net interest income and net interest spread[5]		$176,551	0.35%		$186,660	0.33%

Net interest margin[6]			0.41%			0.45%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $5.9 million and $5.0 million for the nine months ended September 30, 2020 and 2019, respectively.
4    Mortgage loans average balance includes outstanding principal for non-performing conventional loans. However, these loans no longer accrue interest.
5    Net interest spread is the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.
6    Net interest margin is defined as net interest income as a percentage of average interest-earning assets.

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 12 summarizes changes in interest income and interest expense (in thousands):

Table 12

	Nine Months Ended
	09/30/2020 vs. 09/30/2019
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$7,096	$(16,878)	$(9,782)
Securities purchased under agreements to resell	(7,287)	(60,073)	(67,360)
Federal funds sold	10,015	(33,556)	(23,541)
Investment securities	37,604	(139,830)	(102,226)
Advances	(59,896)	(273,706)	(333,602)
Mortgage loans	41,823	(43,876)	(2,053)
Other assets	(32)	(125)	(157)
Total earning assets	29,323	(568,044)	(538,721)
Interest Expense[3]:
Deposits	2,619	(8,613)	(5,994)
Consolidated obligations:
Discount notes	(79,380)	(233,708)	(313,088)
Bonds	99,867	(309,206)	(209,339)
Other borrowings	(106)	(85)	(191)
Total interest-bearing liabilities	23,000	(551,612)	(528,612)
Change in net interest income	$6,323	$(16,432)	$(10,109)

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
3    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.

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

As reflected in Tables 13 through 16, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives and hedging activities instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. We generally record net unrealized gains on derivatives when the overall level of interest rates rises over the period and record net unrealized losses when the overall level of interest rates falls over the periods. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but are also impacted by swap spreads in relationship to the relevant index rate. Tables 13 through 16 present the earnings impact of derivatives and hedging activities by financial instrument as recorded in other non-interest income (in thousands):

Table 13

	Three Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$363	$15,437	$—	$25	$15,825
Mortgage delivery commitments	—	—	423	—	423
Economic hedges – net interest received (paid)	(45)	(14,061)	—	(116)	(14,222)
Net gains (losses) on derivatives and hedging activities	318	1,376	423	(91)	2,026
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(7,222)	—	—	(7,222)
TOTAL	$318	$(5,846)	$423	$(91)	$(5,196)

Table 14

	Three Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(905)	$(21,050)	$—	$(67)	$1,962	$(20,060)
Mortgage delivery commitments	—	—	365	—	—	365
Economic hedges – net interest received (paid)	(5)	(315)	—	(42)	(329)	(691)
Net gains (losses) on derivatives and hedging activities	(910)	(21,365)	365	(109)	1,633	(20,386)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	16,375	—	—	—	16,375
TOTAL	$(910)	$(4,990)	$365	$(109)	$1,633	$(4,011)

Table 15

	Nine Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,809)	$(93,790)	$—	$(1)	$352	$(97,248)
Mortgage delivery commitments	—	—	(5,995)	—	—	(5,995)
Discount note commitments	—	—	—	—	—	—
Economic hedges – net interest received (paid)	(96)	(32,227)	—	(145)	130	(32,338)
Net gains (losses) on derivatives and hedging activities	(3,905)	(126,017)	(5,995)	(146)	482	(135,581)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	92,220	—	—	—	92,220
TOTAL	$(3,905)	$(33,797)	$(5,995)	$(146)	$482	$(43,361)

Table 16

	Nine Months Ended 09/30/2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,385)	$(94,567)	$—	$18	$15,467	$(81,467)
Mortgage delivery commitments	—	—	3,836	—	—	3,836
Discount note commitments	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(9)	700	—	(47)	(1,882)	(1,238)
Net gains (losses) on derivatives and hedging activities	(2,394)	(93,867)	3,836	(99)	13,585	(78,939)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	87,361	—	—	—	87,361
TOTAL	$(2,394)	$(6,506)	$3,836	$(99)	$13,585	$8,422

For the three and nine months ended September 30, 2020, net gains and losses on derivatives and hedging activities resulted in an increase in net income of $2.0 million and a decrease in net income of $135.6 million, respectively, compared to decreases of $20.4 million and $78.9 million for the prior year periods primarily as a result of temporary changes in the fair values of derivatives resulting from market volatility related to the COVID-19 pandemic. Some recovery occurred in the second and third quarters of 2020, as spreads between investments and their associated swaps normalized from the widening that negatively impacted fair values during the first quarter of 2020. Further, the decrease in the level of swap index rates from September 30, 2019 to September 30, 2020 had a negative impact on the net interest settlements of interest rate swaps, which decreased net income by $14.2 million and $32.3 million for the three and nine months ended September 30, 2020, respectively, compared to a decrease in net income of $0.7 million and $1.2 million for the three and nine months ended September 30, 2019, respectively.

The fair value changes on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were partially offset by the fair value changes attributable to the swapped securities for the three and nine months ended September 30, 2020, which are recorded in net gains (losses) on trading securities. Table 18 depicts the considerable fair value impact of the aforementioned spread widening between investments and swaps that occurred in the first quarter of 2020, which is reflected in year-to-date results, while Table 17 depicts the impact of the subsequent recovery in the third quarter, as spreads held steady and rates declined. The unrealized gains on trading securities were generally driven by the decreases in interest rates between periods and are discussed in greater detail below. Tables 17 and 18 present the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 17

	Three Months Ended
	09/30/2020			09/30/2019
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$9,068	$(7,806)	$1,262	$(5,268)	$2,565	$(2,703)
GSE debentures	2,277	(1,144)	1,133	(3,709)	3,551	(158)
GSE MBS	4,085	1,728	5,813	(11,842)	10,259	(1,583)
TOTAL	$15,430	$(7,222)	$8,208	$(20,819)	$16,375	$(4,444)

Table 18

	Nine Months Ended
	09/30/2020			09/30/2019
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(27,687)	$26,894	$(793)	$(25,894)	$22,090	$(3,804)
GSE debentures	(18,968)	17,839	(1,129)	(19,265)	18,747	(518)
GSE MBS	(47,319)	47,487	168	(48,916)	46,524	(2,392)
TOTAL	$(93,974)	$92,220	$(1,754)	$(94,075)	$87,361	$(6,714)

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

Table 19

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Trading securities not hedged:
GSE debentures	$—	$(58)	$—	$(495)
U.S. obligation MBS and GSE MBS	174	(8)	309	(82)
Short-term securities	53	(123)	240	—
Total trading securities not hedged	227	(189)	549	(577)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(7,806)	2,565	26,894	22,090
GSE debentures	(1,144)	3,551	17,839	18,747
GSE MBS	1,728	10,259	47,487	46,524
Total trading securities hedged on an economic basis with derivatives	(7,222)	16,375	92,220	87,361
TOTAL	$(6,995)	$16,186	$92,769	$86,784

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Tables 17 and 18 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate Treasury rates and swapped on an economic basis to the overnight index swap(OIS) rate or SOFR. Yields on U.S. Treasuries declined slightly during the third quarter of 2020 relative to the prevailing yields at the end of the second quarter, with the exception of higher yields for maturities 10 years and longer. The U.S. Treasuries and GSE debentures possess coupons that are above current market rates for similar securities and, therefore, are currently valued at premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay). These securities are near enough to maturity that the price has begun converging to par, resulting in losses for the current quarter despite the decline in U.S. Treasury yields and intermediate interest rates. The gains for the current nine months reflect the decline in Treasury rates between September 30, 2019 and September 30, 2020. The decrease in intermediate interest rates between periods resulted in unrealized gains on the fixed rate GSE debentures for the nine months ended September 30, 2020. Unrealized gains on the fixed rate multifamily GSE MBS investments for the three and nine months ended September 30, 2020 were due to a decrease in mortgage-related interest rates between periods.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, remained flat for the current quarter compared to the prior year quarter and increased $6.7 million for the nine months ended September 30, 2020, compared to the prior year period primarily due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances. See "Financial Condition – Advances" under this Item 2 for additional information on the advances issued in response to COVID-19. We expect modest increases in compensation and benefits expense for the remainder of 2020 and for 2021 in anticipation of hiring for new positions. We also expect an increase in FHLBank System-related expenses in 2021. We do not expect a material increase in operating expenses related to the COVID-19 pandemic, as certain budgeted expenses were reallocated for pandemic-related operating expenses.

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

Adjusted income was $34.2 million for the quarter ended September 30, 2020 compared to $45.2 million for the quarter ended September 30, 2019 and $91.3 million for the nine months ended September 30, 2020 compared to $145.3 million for the nine months ended September 30, 2019. The decreases for both the current three- and nine-month periods compared to GAAP net income was a result of the decline in adjusted net interest income due to the impact of lower market interest rates on net interest settlements, which resulted in income in 2019 and expense in 2020 reported in adjusted net interest income (see Table 21). Fair value gains and losses in GAAP net interest margin are removed while interest settlements on economic derivatives are added or subtracted from GAAP net interest income so that only the derivative interest settlements are recorded in net interest margin for adjusted net interest income presentation purposes. See further details below, including a reconciliation of adjusted income and adjusted net interest income.

Table 20 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 20

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Net income, as reported under GAAP	$39,984	$48,491	$72,058	$132,964
AHP assessments	4,444	5,391	8,012	14,786
Income before AHP assessments	44,428	53,882	80,070	147,750
Derivative (gains) losses[1]	(16,156)	7,895	109,742	84,800
Trading (gains) losses	6,995	(16,186)	(92,769)	(86,784)
Prepayment fees on terminated advances	(1,067)	(373)	(4,252)	(517)
Net (gains) losses on sale of held-to-maturity securities	—	—	—	46
Net (gains) losses on sale of available-for-sale securities	—	—	(1,523)	—
Total excluded items	(10,228)	(8,664)	11,198	(2,455)
Adjusted income (a non-GAAP measure)	$34,200	$45,218	$91,268	$145,295

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Table 21 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 21

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Net interest income, as reported under GAAP	$64,788	$74,415	$176,551	$186,660
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	92	(11,800)	6,499	7,099
Net interest settlements on derivatives not qualifying for hedge accounting	(14,222)	(691)	(32,338)	(1,238)
Prepayment fees on terminated advances	(1,067)	(373)	(4,252)	(517)
Adjusted net interest income (a non-GAAP measure)	$49,591	$61,551	$146,460	$192,004

Net interest margin, as calculated under GAAP	0.47%	0.51%	0.41%	0.45%
Adjusted net interest margin (a non-GAAP measure)	0.36%	0.42%	0.34%	0.46%

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

Table 22 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE for the three and nine months ended September 30, 2020 compared to the prior year period reflects the decrease in adjusted net income. The decrease for the nine-month period also reflects the increase in average capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 22

	Three Months Ended		Nine Months Ended
	09/30/2020	09/30/2019	09/30/2020	09/30/2019
Average GAAP total capital	$2,507,909	$2,551,704	$2,593,471	$2,490,516
ROE, based upon GAAP net income	6.34%	7.54%	3.71%	7.14%
Adjusted ROE, based upon adjusted income	5.43%	7.03%	4.70%	7.80%
Average overnight Federal funds effective rate	0.09%	2.20%	0.45%	2.33%
Adjusted ROE as a spread to average overnight Federal funds effective rate	5.34%	4.83%	4.25%	5.47%

Financial Condition
Overall: Total assets declined between periods, from $63.3 billion at December 31, 2019 to $53.0 billion at September 30, 2020, driven mostly by the $7.6 billion, or 25.2 percent, decline in advances between periods as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Mortgage loans decreased by $0.5 billion during the first nine months of 2020, representing 19.0 percent of total assets as of September 30, 2020, compared to 16.8 percent as of December 31, 2019. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin, although accelerated premium amortization from mortgage loan prepayments has resulted in spread compression in recent periods. Total liabilities decreased $10.1 billion from December 31, 2019 to September 30, 2020 which corresponded with the decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, as we issued more floating rate debt indexed to SOFR to better reflect the repricing characteristics of our assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Prime, Treasury bills, or OIS. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $191.1 million, or 6.8 percent, from December 31, 2019 to September 30, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods, resulting in excess stock that was subsequently repurchased, partially offset by the increase in required capital stock for AMA from the change to the AMA activity-based stock purchase requirement from zero to three percent effective August 5, 2020.

Dividends paid to members totaled $53.7 million for the nine months ended September 30, 2020 compared to $74.0 million for the same period in the prior year. From September 30, 2019 to September 30, 2020, the dividend rate for Class A Common Stock decreased from 2.50 percent to 0.25 percent and the dividend rate for Class B Common Stock decreased from 7.50 percent to 5.25 percent. The weighted average dividend rate for the three months ended September 30, 2020 was 3.69 percent, which represented a dividend payout ratio of 35.1 percent, compared to a weighted average dividend rate of 6.61 percent and a payout ratio of 53.3 percent for the same period in 2019. The weighted average dividend rate for the nine months ended September 30, 2020 was 4.48 percent, which represented a dividend payout ratio of 74.6 percent, compared to a weighted average dividend rate of 6.58 percent and a payout ratio of 55.7 percent for the same period in 2019. The increase in payout ratios between the nine-month periods was a result of the decline in income as a result of the aforementioned COVID-19 market volatility that began near the end of the first quarter of 2020. The dividend payout ratio represents dividends declared and paid during a quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2020 were based on income during the three months ended August 2020. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from FOMC rate cuts in March 2020 to stimulate the U.S. economy. (See Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels for the remainder of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy.

The majority of our short-term advances and overnight investments are funded with floating rate bonds to achieve certain liquidity targets, which is reflected in Table 23, as the allocation of discount notes decreased and bonds increased. Table 23 presents the percentage concentration of the major components of our Statements of Condition:

Table 23

	Component Concentration
	09/30/2020	12/31/2019
Assets:
Cash and due from banks	0.1%	3.0%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.3	10.3
Investment securities	25.2	21.4
Advances	42.7	47.8
Mortgage loans, net	19.0	16.8
Other assets	0.7	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.9%	1.2%
Consolidated obligation discount notes, net	22.5	43.4
Consolidated obligation bonds, net	70.4	50.6
Other liabilities	0.3	0.4
Total liabilities	95.1	95.6

Capital:
Capital stock outstanding	3.0	2.8
Retained earnings	1.9	1.6
Accumulated other comprehensive income (loss)	—	—
Total capital	4.9	4.4
Total liabilities and capital	100.0%	100.0%

Table 24 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 24

	Increase (Decrease) in Components
	09/30/2020 vs. 12/31/2019
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(1,894,462)	(98.8)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13,209	0.2
Investment securities	(182,498)	(1.3)
Advances	(7,625,063)	(25.2)
Mortgage loans, net	(539,543)	(5.1)
Other assets	(36,923)	(9.3)
Total assets	$(10,265,280)	(16.2)%

Liabilities:
Deposits	$225,676	28.5%
Consolidated obligation discount notes, net	(15,511,697)	(56.5)
Consolidated obligation bonds, net	5,280,855	16.5
Other liabilities	(68,999)	(29.5)
Total liabilities	(10,074,165)	(16.7)

Capital:
Capital stock outstanding	(185,715)	(10.5)
Retained earnings	22,757	2.3
Accumulated other comprehensive income (loss)	(28,157)	(113.6)
Total capital	(191,115)	(6.8)
Total liabilities and capital	$(10,265,280)	(16.2)%

Advances: Our advance products are developed, as authorized in the Bank Act and regulations established by the FHFA, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. The Federal Reserve Bank’s PPP Liquidity Facility was a direct competitor for FHLBank advances during the second and third quarters of 2020, although any quantification of that impact on advance balances is difficult to determine. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is typically less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds. We continuously evaluate our product offerings in an effort to anticipate and meet member demand and stay competitive, especially as funding availability changes, including the transition from LIBOR to other indices with less optionality. As such, in October of the current year, we placed a moratorium on the issuance of convertible advances and we no longer offer the Member Option Advance, which is a form of callable advance where the cost of the call option is paid upfront.

Advances decreased $7.6 billion from December 31, 2019 to September 30, 2020 as a result of a decrease in member demand for advances, as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Though the majority of the decrease in advances is attributable to our largest borrowers, the decline in advance demand was widespread among FHLBank membership. Advance composition shifted from adjustable rate to fixed rate, as members called adjustable rate callable advances in favor of regular and short-term fixed rate advances as interest rates declined. Members also modified advances to lower rates and extended fixed rate advance terms as a result of the decline in interest rates. We anticipate volatility in advance balances in 2020 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances. We also anticipate an increase in advance modifications, which will lower the yield on the portfolio to current market rates but the advance is retained and the member pays a prepayment fee for the modification.

During the three months ended June 30, 2020, we issued subsidized COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances have a term of six months and the low-cost advances have terms between 6 and 24 months. As of September 30, 2020, $0.5 billion and $0.5 billion of zero-cost and low-cost advances were outstanding, respectively. Advances are no longer being issued under this program, but management continues to monitor the progress of the pandemic and is committed to assisting our members and their communities as impacts related to the COVID-19 pandemic continue to unfold.

Table 25 summarizes advances outstanding by product (dollar amounts in thousands):

Table 25

	09/30/2020		12/31/2019
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$2,075,378	9.3%	$9,421,491	31.2%
Regular adjustable rate advances	1,055,000	4.7	665,000	2.2
Adjustable rate callable advances	2,469,800	11.1	11,444,700	38.0
Standard housing and community development advances:
Adjustable rate callable advances	35,712	0.2	37,212	0.1
Total adjustable rate advances	5,635,890	25.3	21,568,403	71.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances	8,186,469	36.7	1,111,007	3.7
Regular fixed rate advances	5,608,844	25.1	4,717,025	15.6
Fixed rate callable advances	20,146	0.1	17,241	0.1
Standard housing and community development advances:
Regular fixed rate advances	474,987	2.1	470,925	1.6
Fixed rate callable advances	831	—	2,831	—
Total fixed rate advances	14,291,277	64.0	6,319,029	21.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,735,900	7.8	1,607,500	5.3
Amortizing:
Standard advance products:
Fixed rate amortizing advances	331,643	1.5	331,551	1.1
Fixed rate callable amortizing advances	6,891	—	10,807	—
Standard housing and community development advances:
Fixed rate amortizing advances	296,551	1.4	324,477	1.1
Fixed rate callable amortizing advances	8,680	—	10,288	—
Total amortizing advances	643,765	2.9	677,123	2.2
TOTAL PAR VALUE	$22,306,832	100.0%	$30,172,055	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2020 and December 31, 2019. Advance par value decreased by 26.1 percent from December 31, 2019 to September 30, 2020 (see Table 25) and the majority of the decrease was in line-of-credit and short-term adjustable rate advances. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from pricing efficiency in a declining interest rate environment. Members are beginning to transition away from regular adjustable rate callable advances as pricing on other products has become more attractive and we expect this trend to continue.

As of September 30, 2020 and December 31, 2019, 61.9 percent and 57.6 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. As previously mentioned, most members are flush with liquidity as a result of economic stimulus payments and other funding options such as the Federal Reserve Bank's PPP Liquidity Facility. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. Following the recent steep decline in rates, our short-term advances should continue to become more attractive relative to other funding options even when taking the reduction in dividend rates into consideration. We experienced advance growth from our smaller members in the short term as they took advantage of the subsidized COVID-19 Relief Advances to help serve their customers affected by the COVID-19 pandemic, but this increase did not offset decreases from larger members as previously discussed. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., OIS beginning in late 2018 and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 87.1 percent and 91.0 percent of our total advance portfolio as of September 30, 2020 and December 31, 2019, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Table 26 presents information on our five largest borrowers (dollar amounts in thousands). Based on no historical loss experience on advances since the inception of FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 26

	09/30/2020		12/31/2019
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$7,130,000	32.0%	$8,585,000	28.5%
Capitol Federal Savings Bank	1,793,000	8.0	2,090,000	6.9
United of Omaha Life Insurance Co.	1,295,176	5.8	1,205,761	4.0
Security Life of Denver Insurance Co.	1,010,000	4.5	925,000	3.1
BOKF, N.A.	700,000	3.1	4,500,000	14.9
TOTAL	$11,928,176	53.4%	$17,305,761	57.4%

Table 27 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 27

	Three Months Ended
	09/30/2020		09/30/2019
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$6,500	11.9%	$14,915	8.2%
MidFirst Bank	5,005	9.2	39,859	21.9
American Fidelity Assurance Co.	2,864	5.2
United of Omaha Life Insurance Co.	1,776	3.3	6,053	3.3
CrossFirst Bank	1,582	2.9
BOKF, N.A.			49,347	27.0
Security Life of Denver Insurance Co.			4,262	2.3
TOTAL	$17,727	32.5%	$114,436	62.7%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

Table 28 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 28

	Nine Months Ended
	09/30/2020		09/30/2019
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$43,643	17.0%	$126,013	23.1%
BOKF, N.A.	31,235	12.1	143,014	26.2
Capitol Federal Savings Bank	25,493	9.9	40,476	7.4
American Fidelity Assurance Co.	9,169	3.6
United of Omaha Life Insurance Co.	8,774	3.4	18,285	3.3
Security Life of Denver Insurance Co.			12,046	2.2
TOTAL	$118,314	46.0%	$339,834	62.2%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three and nine months ended September 30, 2020 and 2019.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2020 was $2.4 billion. The low interest rate environment has increased mortgage loan prepayments, which has resulted in a decrease of 5.1 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2019 to September 30, 2020. Net mortgage loans as a percentage of total assets increased, from 16.8 percent as of December 31, 2019 to 19.0 percent as of September 30, 2020. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and nine months ended September 30, 2020 and 2019.

As a result of the recent decline in advances, we are monitoring our targeted AMA risk tolerance as a percent of our balance sheet and are implementing strategies to manage growth in the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our capital level and allows the balance of mortgage loans to increase without exceeding our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) to members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2020. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

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

Table 29

	09/30/2020		12/31/2019
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$645,162	6.5%	$925,748	8.8%
Fidelity Bank	377,061	3.8	393,205	3.8
FirstBank of Colorado	365,200	3.7	424,437	4.1
Tulsa Teachers Credit Union	354,541	3.5
West Gate Bank	316,978	3.2
Mutual of Omaha Bank			396,389	3.8
Sunflower Bank			383,226	3.7
TOTAL	$2,058,942	20.7%	$2,523,005	24.2%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2020 was 750 and 74.1 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses increased $6.9 million from December 31, 2019 to September 30, 2020 primarily as a result of the adoption of new accounting guidance pertaining to measurement of credit losses on financial instruments that resulted in an adjustment to retained earnings of 6.1 million. The small increase in the provision in the current quarter was due to an increase in serious delinquencies largely attributable to the negative impact of the COVID-19 pandemic on some borrowers. Continued strong performance among those borrowers not directly impacted by COVID-19 and a more favorable outlook on the recovery in the labor markets slightly offset the increase in forecasted losses for those borrowers experiencing COVID-19 related stress. We anticipate an increase in charge-offs for the remainder of 2020 as a result of the aforementioned increase in serious delinquencies, but we do not anticipate this increase to result in a material increase in the allowance for credit losses. As of September 30, 2020, there was $132.9 million, or 1.4 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $5.1 million, $13.7 million, $17.7 million, and $96.4 million with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively. Delinquencies of conventional loans, including loans in a COVID-19 forbearance plan, remained at low levels relative to the portfolio, at 2.2 percent and 0.8 percent of total conventional loans at September 30, 2020 and December 31, 2019, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

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

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments were relatively steady from December 31, 2019 to September 30, 2020 as purchases of securities and increases in the carrying value of securities held at fair value were generally offset by maturities and sales of long-term investment securities.

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

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging between overnight and three months and may include the following types:
•Interest-bearing deposits. Unsecured deposits that earn interest.
•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis.
•Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer at maturity.

Table 30 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 30

	09/30/2020	12/31/2019
Interest-bearing deposits	$488,028	$919,693
Federal funds sold	1,435,000	850,000
Certificates of deposit	225,053	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,148,081	$1,769,693

1    Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities and does not include related accrued interest.

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2019. As of September 30, 2020, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2020, all unsecured investments were rated as investment grade based on NRSROs (see Table 34).

Table 31 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2020 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 31

Domicile of Counterparty	Overnight	Due 31 – 90 days	Total
Domestic	$488,028	$—	$488,028
U.S. Branches and agency offices of foreign commercial banks:
Canada	500,000	—	500,000
Germany	230,000	225,053	455,053
Netherlands	455,000	—	455,000
Finland	250,000	—	250,000
Total U.S. Branches and agency offices of foreign commercial banks	1,435,000	225,053	1,660,053
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$1,923,028	$225,053	$2,148,081

1    Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

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

According to FHFA regulation, no additional MBS purchases can be made if the amortized cost of our mortgage securities exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of mortgage securities are restricted to no more than 50 percent of regulatory capital. As of September 30, 2020, the amortized cost of our MBS portfolio represented 270 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the nine months ended September 30, 2020. We were below our threshold at September 30, 2020 due to limited MBS investment opportunities not indexed to LIBOR, as we are no longer purchasing investments that reference LIBOR and mature after December 31, 2021.

As of September 30, 2020, we held $2.9 billion, $2.9 billion, and $0.8 billion of par value in MBS in our held-to-maturity, available-for-sale, and trading portfolios, respectively. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

Table 32

	09/30/2020	12/31/2019
Trading securities:
Certificates of deposit	$225,053	$—
U.S. Treasury obligations	1,557,412	1,530,518
GSE debentures	433,864	416,025
Mortgage-backed securities:
GSE MBS	901,606	866,019
Total trading securities	3,117,935	2,812,562
Available-for-sale securities:
U.S. Treasury obligations	4,067,370	4,261,791
GSE MBS	3,223,241	2,920,709
Total available-for-sale securities	7,290,611	7,182,500
Held-to-maturity securities:
State or local housing agency obligations	81,995	82,805
Mortgage-backed securities:
U.S. obligation MBS	76,852	93,375
GSE MBS	2,815,129	3,393,778
Total held-to-maturity securities	2,973,976	3,569,958
Total securities	13,382,522	13,565,020

Interest-bearing deposits	499,662	921,453

Federal funds sold	1,435,000	850,000

Securities purchased under agreements to resell	4,600,000	4,750,000
TOTAL INVESTMENTS	$19,917,184	$20,086,473

The carrying values by contractual maturities of our investments are summarized by security type in Table 33 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 33

	09/30/2020
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$225,053	$—	$—	$—	$225,053
U.S. Treasury obligations	353,956	1,203,456	—	—	1,557,412
GSE debentures	—	433,864	—	—	433,864
Mortgage-backed securities:
GSE MBS	—	629,065	231,310	41,231	901,606
Total trading securities	579,009	2,266,385	231,310	41,231	3,117,935
Yield on trading securities	1.65%	2.65%	2.96%	0.58%
Available-for-sale securities:
U.S. Treasury obligations	2,022,929	2,044,441	—	—	4,067,370
GSE MBS	—	305,314	2,917,927	—	3,223,241
Total available-for-sale securities	2,022,929	2,349,755	2,917,927	—	7,290,611
Yield on available-for-sale securities	1.95%	2.11%	2.70%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	—	81,995	81,995
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	76,852	76,852
GSE MBS	—	838,911	291,440	1,684,778	2,815,129
Total held-to-maturity securities	—	838,911	291,440	1,843,625	2,973,976
Yield on held-to-maturity securities	—%	1.12%	1.18%	1.41%

Total securities	2,601,938	5,455,051	3,440,677	1,884,856	13,382,522
Yield on total securities	1.89%	2.17%	2.58%	1.39%

Interest-bearing deposits	499,662	—	—	—	499,662

Federal funds sold	1,435,000	—	—	—	1,435,000

Securities purchased under agreements to resell	4,600,000	—	—	—	4,600,000
TOTAL INVESTMENTS	$9,136,600	$5,455,051	$3,440,677	$1,884,856	$19,917,184

Securities Ratings – Tables 34 and 35 present the carrying value of our investments by rating as of September 30, 2020 and December 31, 2019 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 34

	09/30/2020
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$11,634	$488,028	$—	$499,662

Federal funds sold[2]	—	250,000	1,185,000	—	1,435,000

Securities purchased under agreements to resell[3]	—	—	—	4,600,000	4,600,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	—	225,053	—	225,053
U.S. Treasury obligations	—	5,624,782	—	—	5,624,782
GSE debentures	—	433,864	—	—	433,864
State or local housing agency obligations	51,995	30,000	—	—	81,995
Total non-mortgage-backed securities	51,995	6,088,646	225,053	—	6,365,694
Mortgage-backed securities:
U.S. obligation MBS	—	76,852	—	—	76,852
GSE MBS	—	6,939,976	—	—	6,939,976
Total mortgage-backed securities	—	7,016,828	—	—	7,016,828

TOTAL INVESTMENTS	$51,995	$13,367,108	$1,898,081	$4,600,000	$19,917,184

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $44.3 million at September 30, 2020.
2    Amounts include unsecured credit exposure with original maturities ranging between overnight and 93 days.
3    Amounts represent collateralized overnight borrowings.

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
2    Amounts include unsecured credit exposure with overnight maturities.
3    Amounts represent collateralized overnight borrowings.

Table 36 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2020 and December 31, 2019 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 50 and 51 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 36

	09/30/2020	12/31/2019
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,216,329	$1,946,543
Non-mortgage-backed securities	2,216,329	1,946,543
Mortgage-backed securities:
Fixed rate	859,277	817,568
Variable rate	42,329	48,451
Mortgage-backed securities	901,606	866,019
Total trading securities	3,117,935	2,812,562
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	4,067,370	4,261,791
Non-mortgage-backed securities	4,067,370	4,261,791
Mortgage-backed securities:
Fixed rate	3,223,241	2,920,709
Mortgage-backed securities	3,223,241	2,920,709
Total available-for-sale securities	7,290,611	7,182,500
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	81,995	82,805
Non-mortgage-backed securities	81,995	82,805
Mortgage-backed securities:
Fixed rate	82,072	104,359
Variable rate	2,809,909	3,382,794
Mortgage-backed securities	2,891,981	3,487,153
Total held-to-maturity securities	2,973,976	3,569,958
TOTAL	$13,382,522	$13,565,020
Deposits: Total deposits increased $225.7 million from December 31, 2019 to September 30, 2020 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Fixed-rate bonds are used to fund longer-term (one year or greater) fixed-rate advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the fixed-rate bonds' characteristics in order to match the assets' index. Additionally, we use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR, LIBOR, OIS or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool.

In late 2018, we began swapping fixed rate bonds to OIS rates rather than swapping fixed rate callable bonds to LIBOR. We did so in part to reduce our exposure to LIBOR as the market prepares to transition away from LIBOR as a reference rate. We also began participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in the first quarter of 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. No outstanding LIBOR debt has a maturity date beyond December 31, 2021, which is when LIBOR cessation is expected to occur. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Total consolidated obligations decreased $10.2 billion, or 17.2 percent, from December 31, 2019 to September 30, 2020. The distribution between consolidated obligation bonds and discount notes shifted from 53.8 percent and 46.2 percent, respectively, at December 31, 2019 to 75.8 percent and 24.2 percent at September 30, 2020, respectively. Consolidated obligation bonds increased by $5.3 billion as we issued more floating rate debt indexed to SOFR to better reflect the repricing characteristics of our assets. The $15.5 billion decrease in discount notes reflects the decline in short-term advances and the shift to term funding indexed to SOFR. We issued $12.4 billion of floating rate bonds indexed to SOFR during the first nine months of 2020 as we continue to transition away from LIBOR and increase our allocation of floating rate bonds funding short-term advances and short-term investments. Approximately $13.0 billion of bonds were called during the first nine months of 2020 and replaced at a lower cost with either callable fixed rate bonds or discount notes. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies, outlooks, and programs. Volatility in the capital markets caused by the COVID-19 pandemic could impact demand for FHLBank debt and the cost of the debt the FHLBanks issue.

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

The notional amount of total derivatives outstanding decreased by $1.3 billion, from $20.9 billion at December 31, 2019 to $19.5 billion at September 30, 2020, primarily due to decreases in interest rate swaps hedging fixed rate consolidated obligation discount notes, which reflects the shift from discount notes to term funding indexed to SOFR. For additional information regarding the types of derivative instruments and risks hedged, see Tables 50 and 51 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Liquidity: We maintain high levels of liquidity to achieve our mission of serving as an economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the board of directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors. While we increased liquidity and coordination of debt issuance among the FHLBanks in response to market volatility created by the COVID-19 pandemic, at no time during the first nine months of 2020 did the COVID-19 pandemic affect our balance sheet liquidity or access to the debt markets in a manner that caused us to be unable to meet the liquidity needs of our business or our members.

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

During the nine months ended September 30, 2020, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $35.0 billion and $500.3 billion, respectively, compared to $20.5 billion and $633.2 billion for the nine months ended September 30, 2019. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets. We reduced our issuance of discount notes during the second and third quarters of 2020 due to the decrease in advance balances and to increase our allocation of variable rate term funding.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased slightly between periods, from $9.4 billion as of December 31, 2019 to $9.2 billion as of September 30, 2020, but the amounts remained slightly elevated at the end of both periods in anticipation of potential member needs at the end of 2019 and U.S. Treasuries within one year of maturity as of September 30, 2020. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.9 billion as of both September 30, 2020 and December 31, 2019. The par value of these MBS was $0.8 billion as of both September 30, 2020 and December 31, 2019, respectively. We also hold $4.0 billion in par value of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the nine months ended September 30, 2020, advance disbursements totaled $244.8 billion compared to $281.6 billion for the prior year period. During the nine months ended September 30, 2020, investment purchases (excluding overnight investments) totaled $1.3 billion compared to $7.9 billion for the same period in the prior year. The higher amount of investment purchases in the prior year was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the nine months ended September 30, 2020, payments on consolidated obligation bonds and discount notes were $29.7 billion and $515.8 billion, respectively, compared to $12.1 billion and $632.7 billion for the prior year period.

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

FHFA guidelines allow HQLA to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading or available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. Liquidity is calculated under the cash balance guidelines daily and applicable data is generally required to be submitted to the FHFA weekly. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. We remained in compliance with liquidity regulatory requirements in effect during the first nine months of 2020, except for our three-month funding gap requirement during a portion of the first quarter of 2020.

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

Generally, our overnight liquid assets are funded with discount notes or floating rate bonds of a longer tenor. In order to help ensure sufficient liquidity, we generally maintain a longer weighted-average maturity on our consolidated obligation discount notes and floating rate bonds than the weighted average maturity of short-term liquid investments and short-term advance balances. Over time, especially when the short end of the yield curve steepens, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments and short-term advances will increase our cost of funds and reduce our net interest income. The increase in floating rate debt indexed to SOFR relative to our overall funding is to manage this risk, so that our funding will reprice relative to overnight rates rather than term rates.

Capital: Total capital decreased $191.1 million, or 6.8 percent, from December 31, 2019 to September 30, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods, resulting in excess stock that was subsequently repurchased. This decline was partially offset by the increase in required capital stock for AMA from the change to the AMA activity-based stock purchase requirement from zero to three percent effective August 5, 2020 (see Table 37).

Each member is required to hold capital stock to become and remain a member of the FHLBank and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the asset-based stock purchase requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the activity-based stock purchase requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3 percent of the principal amount of AMA outstanding for members required to be in compliance at September 30, 2020 less the member’s asset-based stock purchase requirement. As of September 30, 2020 there were no activity-based stock purchase requirements for letters of credit or derivatives.

On July 23, 2020, FHLBank's board of directors changed the established AMA activity-based stock purchase requirement pursuant to its Capital Plan, effective as of August 5, 2020 to three percent from the previous requirement of zero percent, with a maximum AMA activity-based stock purchase requirement of three percent of a member’s total assets as of December 31 of the preceding year. Official notification of the new AMA stock requirements was sent on August 5, 2020. Following that notice, members had 60 days to comply with the new requirement. However, if members transacted MPF Program mortgage loan fundings or advances during that 60-day period, compliance occurred at the time of the transaction. In addition, on July 23, 2020, the board of directors established a Letter of Credit activity-based stock purchase requirement pursuant to its Capital Plan, effective as of January 22, 2021 to one quarter of one percent from the previous requirement of zero percent. The change in the activity-based stock purchase requirements will not change for former members with outstanding business transactions. As a result of these changes, we anticipate an increase in total capital over the remainder of the year.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our total assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include periodic mandatory repurchases of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50 thousand per member for Class A Common Stock on a daily basis.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth (increased capital stock balances) or reduction (decreased capital stock balances) in advance balances and AMA in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations, including remaining in compliance with all of our regulatory and internal capital requirements after any such discretionary repurchase.

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

Table 37 provides a summary of member capital requirements under our current capital plan as of September 30, 2020 and December 31, 2019 (in thousands):

Table 37

Requirement	09/30/2020	12/31/2019
Asset-based (Class A Common Stock only)	$161,499	$158,758
Activity-based (additional Class B Common Stock)[1]	1,158,545	1,264,160
Total Required Stock[2]	1,320,044	1,422,918
Excess Stock (Class A and B Common Stock)	262,611	345,953
Total Regulatory Capital Stock[2]	$1,582,655	$1,768,871

Activity-based Requirements:
Advances[3]	$999,097	$1,352,339
AMA assets (mortgage loans)[4]	265,210	621
Total Activity-based Requirement	1,264,307	1,352,960
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	55,737	69,958
Total Required Stock[2]	$1,320,044	$1,422,918

1    Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2    Includes mandatorily redeemable capital stock.
3    Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.
4    Non-members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. The requirement was three percent for members required to be in compliance at September 30, 2020.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2020 and December 31, 2019.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2019 and 2020. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 38 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2020:

Table 38

Applicable Rate per Annum	09/30/2020	06/30/2020	03/31/2020	12/31/2019	09/30/2019
Class A Common Stock	0.25%	0.50%	2.25%	2.50%	2.50%
Class B Common Stock	5.25	5.50	7.25	7.50	7.50
Weighted Average[1]	3.69	3.69	5.94	6.14	6.61
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.06%	1.23%	1.65%	2.20%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.23%	0.65%	1.20%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 0.25 percent on Class A Common Stock and 5.25 percent on Class B Common Stock for the third quarter of 2020. We anticipate stock dividends on Class A Common Stock and Class B Common Stock to be lower than what was paid in 2019 for the remainder of 2020, consistent with the lower level of short‑term interest rates and our retained earnings policy. Continued adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. Our swap agreements are governed by the International Swap Dealers Association (ISDA). On October 9, 2020, ISDA announced the launch of the ISDA 2020 Interbank Offered Rate (IBOR) Fallbacks Protocol (Protocol). The Protocol has an effective date of January 25, 2021 and modifies legacy and new trades to include robust fallback language for adherents. We adhered to the Protocol on October 22, 2020. For additional information on the Protocol, see "Legislative and Regulatory Developments" under this Item 2. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the average cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. We sold $162.9 million of available-for-sale securities indexed to LIBOR during the first quarter of 2020. We continue to consider the sale of securities as part of our strategy to reduce LIBOR exposure, but market pricing and reinvestment opportunities are limiting factors.

During the fourth quarter of 2020, the derivative clearinghouses, CME Clearing and LCH Limited, began using SOFR to calculate price alignment interest and discount future cash flows for cleared interest rate derivatives in an effort to promote liquidity in SOFR and support the swap market's transition from LIBOR to SOFR. The impact of the transition on FHLBank was immaterial.

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

The principal balance of variable rate advances indexed to LIBOR as of September 30, 2020 was $920 million, which represents 16.3 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due by the end of 2021; thus, we have no LIBOR exposure after 2021. We have no advances indexed to SOFR as of September 30, 2020. However, we began to offer these advances during the second quarter of 2020.

Table 39 presents the par value of variable rate investment securities by the related interest rate index as of September 30, 2020 (dollar amounts in thousands):

Table 39

09/30/2020
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$81,995	2.8%
Non-mortgage-backed securities	81,995	2.8
Mortgage-backed securities:
LIBOR	2,852,101	97.2
Other	22	—
Mortgage-backed securities	2,852,123	97.2
TOTAL	$2,934,118	100.0%

Table 40 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of September 30, 2020 (in thousands):

Table 40

09/30/2020
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
2020	$—
2021	—
Thereafter	81,995
Non-mortgage-backed securities	81,995
Mortgage-backed securities:
2020	—
2021	—
Thereafter	2,852,101
Mortgage-backed securities	2,852,101
TOTAL	$2,934,096

Table 41 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of September 30, 2020 (amounts in thousands):

Table 41

09/30/2020
Index	Pay Side	Receive Side
Fixed rate	$15,205,482	$3,636,971
LIBOR	580,000	5,972,501
SOFR	974,471	6,607,020
OIS	2,082,500	2,625,961
TOTAL	$18,842,453	$18,842,453

Table 42 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of September 30, 2020 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 42

09/30/2020
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2020	$—	$15,000	$75,400	$5,000
2021	500,000	40,000	362,695	15,000
Thereafter	—	25,000	1,612,440	3,901,966
TOTAL	$500,000	$80,000	$2,050,535	$3,921,966

Table 43 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of September 30, 2020 (dollar amounts in thousands):

Table 43

09/30/2020
Index	Amount	Percent
SOFR	$16,154,000	68.7%
LIBOR	7,300,000	31.1
U.S. Treasury	50,000	0.2
TOTAL	$23,504,000	100.0%

Table 44 presents the par value of consolidated obligation bonds indexed to LIBOR outstanding by year of maturity as of September 30, 2020 (in thousands):

Table 44

09/30/2020
Year	Maturity Date
2020	$2,750,000
2021	4,550,000
Thereafter	—
TOTAL	$7,300,000

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its credit enhancement obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance or supplemental mortgage insurance arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our First Loss Account is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if a supplemental mortgage insurance third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s credit enhancement obligation loss layer since supplemental mortgage insurance is purchased by PFIs to cover all or a portion of their credit enhancement obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have primary mortgage insurance and/or supplemental mortgage insurance exposure is monitored on an ongoing basis and regularly reported to the board of directors. In addition, we perform a credit analysis of third-party primary mortgage insurance and supplemental mortgage insurance insurers. On an ongoing basis, we review trends that could identify changing risks within our mortgage loan portfolio, including adverse changes in credit characteristics (low FICO scores, high debt-to-income ratios, high LTV ratios, etc.) and/or various types of concentrations. Based on the credit underwriting standards under the MPF Program and this ongoing review, we have concluded that the mortgage loans we hold would not be considered subprime.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of September 30, 2020.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of September 30, 2020.

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

Tables 45 and 46 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service (Moody's) or Standard & Poor's (S&P)) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 45

09/30/2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives[1]	$5,273,333	$1,126	$(62,226)	$63,352
Liability positions with credit exposure:
Uncleared derivatives[2]:
Single-A	4,352,442	(325,448)	(329,380)	3,932
Triple-B	243,938	(20,308)	(20,502)	194
Cleared derivatives[1]	9,329,241	(2,640)	(97,579)	94,939
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$19,198,954	$(347,270)	$(509,687)	$162,417

1    Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of September 30, 2020. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of September 30, 2020.
2    Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

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

1    Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of December 31, 2019. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2019.
2    Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.

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

Table 47 presents the fair value of cross-border outstandings as of September 30, 2020 (dollar amounts in thousands):

Table 47

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$1,435,000	2.7%

Trading securities[3]	225,053	0.4

Derivative assets:
Net exposure at fair value	(61,520)
Cash collateral held	62,865
Net exposure after cash collateral	1,345	—

TOTAL	$1,661,398	3.1%

1    Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of September 30, 2020 were $1.4 billion (Canada, Germany, Netherlands).
2    Consists solely of overnight Federal funds sold.
3 Consists of certificates of deposit with remaining maturities of less than three months.

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to regulatory and statutory liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout the third quarter of 2020.

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

We generally maintained stable access to the capital markets for the quarter ended September 30, 2020. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
LIBOR Transition – ISDA 2020 IBOR Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, ISDA launched the Supplement to the 2006 ISDA Definitions (Supplement) and the Protocol. Both the Supplement and the Protocol will take effect on January 25, 2021. On that date, all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBORs, including USD LIBOR, will be amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. Both FHLBank and its relevant counterparty must have adhered to the Protocol in order to effectively amend legacy derivative contracts, otherwise the parties must bilaterally agree to include amended legacy contracts to address LIBOR fallbacks. The Protocol will remain open for adherence after this effective date. As of January 25, 2021, new and future derivative contracts will be subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the FHFA issued a Supervisory Letter to the FHLBanks that requires each FHLBank to adhere to the Protocol no later than December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020.

We have adhered to the Protocol and will work with counterparties, as necessary, to address our over-the-counter derivative agreements referencing USD LIBOR as a part of our LIBOR transition efforts.

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

On the same date, the Prudential Banking Regulators issued an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On July 10, 2020, the Commodity Futures Trading Commission (CFTC) issued a final rule and a proposed rule to amend the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) which collectively, among other things, extend the initial margin compliance date for Phase 5 counterparties to September 1, 2021 and extend the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

On September 22, 2020, the CFTC issued a proposed rule to amend the CFTC Margin Rules which would permit, among other changes, covered swap entities to maintain separate minimum transfer amounts (MTA) for initial and variation margin for each swap counterparty, provided the combined MTA does not exceed $500,000. Separately, on September 23, 2020, the CFTC issued a proposed rule to address concerns by covered entities related to determining initial margin compliance across different regulators and jurisdictions. The CFTC’s proposed rule would, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the existing requirement which requires the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange initial margin based on the AANA totals as of September 1 of the current year. The proposed change aligns with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commission.

We do not expect these final or proposed rules, if adopted as proposed, to have a material effect on our financial condition or results of operations.

Legislative and Regulatory Developments Related to COVID-19 Pandemic.
FHFA Supervisory Letter - PPP Loans as Collateral for FHLBank Advances. On July 1, 2020, Congress approved an extension of the PPP until August 8, 2020. The April 23, 2020 Supervisory Letter from the FHFA allowing FHLBanks to accept PPP loans as collateral remains in effect.

Federal Reserve Lending Facilities. The Federal Reserve announced on July 28, 2020 that its lending facilities scheduled to expire on or around September 30, 2020 would be extended through December 31, 2020.

Coronavirus Aid, Relief, and Economic Security Act. The CARES Act provisions began to expire in July 2020, but some have been extended by regulatory action:
▪Additional federal unemployment funds expired July 31, 2020;
▪Statutory eviction freeze for federally-backed properties expired July 25, 2020; and
▪Foreclosure moratorium on federally-backed properties was extended by the FHFA on August 27, 2020 to last until “at least” December 31, 2020.

Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of the CARES Act on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF Program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President, through executive orders, governmental agencies, including the SEC, the Office of the Comptroller of the Currency, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

We manage DOE within ranges approved by our board of directors as described under Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with board of director established policy limits and operating ranges as of September 30, 2020. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 48 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 48

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2020	-0.9	1.1	0.4
06/30/2020	-1.5	-3.9	0.4
03/31/2020	-0.5	-2.3	0.7
12/31/2019	0.8	-0.9	2.4
09/30/2019	1.0	-0.7	2.0

The absolute value of the DOE of the portfolio as of September 30, 2020 decreased in the base and up 200 basis point shock scenarios and remained approximately unchanged in the down 200 basis point shock scenario from June 30, 2020. The primary factors contributing to these changes in duration during the period were: (1) the general increase in longer-term interest rates and the relative level of mortgage prices and rates during the period; (2) a decrease in the weighting of the mortgage loan portfolio as a percent of total assets during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes and short-term variable rate consolidated obligations to fund changes in advance balances.

The general increase in longer-term interest rates during the third quarter of 2020 generally indicates a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The increase in advance balances and the decline of our mortgage loan portfolio during the period, as discussed in Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” caused the mortgage loan portfolio to decrease as an overall percentage of assets, decreasing from 20.4 percent of total assets as of June 30, 2020 to 19.0 percent as of September 30, 2020. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, especially with the increase in the advance portfolio during the period, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

Under the RMP approved by our board of directors, our DOE is generally limited to a range of ±5.0 in the base case, while we typically manage our DOE in the base scenario to remain in the range of ±2.5 as set forth in our Risk Appetite Metrics approved by the board of directors. This lower operating range for DOE is considered prudent and reasonable by management and the board of directors and can change depending upon market conditions and other factors. However, when DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, swaptions or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. Provided the current unprecedented, historically low and volatile interest rate environment, we regularly evaluate balance sheet composition along with strategic alternatives to mitigate potential excessive duration positions that may include: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the board of directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the board of directors agrees with management’s recommendations. We continue to actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

With respect to the mortgage loan portfolio, new loans were added to replace loans that were prepaid during the period as we continue to actively manage this portfolio to position the balance sheet sensitivity to perform within our expected risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds and reissuance of new callable bonds to replace called bonds at lower interest rates as rates continued to remain historically low during the period, generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2019.

In addition, the relative level of mortgage rates and prices generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates, mortgage prices and associated mortgage spreads. For instance, the increase in longer-term interest rates during the period caused the mortgage loan portfolio duration to lengthen more than the associated liabilities, contributing to the asset sensitive DOE profile in the base and a less liability sensitive DOE in the up 200 basis point shock interest rate scenario and an approximately unchanged DOE profile in the down 200 basis point shock interest rate scenario. While mortgage rates and spreads contributed to the changes in DOE sensitivity during the period, associated mortgage prices were a more significant contributing factor. As expected, all model-related assumptions are regularly evaluated with reasonable enhancements applied periodically. The associated mortgage pricing mechanism includes an extended market-based approach and contributed to the changes during the period. Further, issuance of discount notes continued, as well as increased issuance of variable rate consolidated obligations, in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE decreased in the base and up 200 basis point shock scenarios and remained approximately unchanged in the down 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the majority of interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was 0.7 months for September 30, 2020 and -2.5 months for June 30, 2020. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to changes in the interest rate environment, mortgage rates and prices, as well as balance sheet changes during the third quarter of 2020. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the board of directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 49 presents MVE as a percent of TRCS. As of September 30, 2020, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock (including the new capital stock requirement for mortgage loan balances) and excess stock as of September 30, 2020 (see Table 37 under Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) as well as the extended market-based mortgage loan portfolio derived market values contributed to the MVE levels as of September 30, 2020. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 49

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2020	186	177	182
06/30/2020	231	210	209
03/31/2020	184	173	177
12/31/2019	175	174	176
09/30/2019	174	174	179

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

Tables 50 and 51 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 50

09/30/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,866,857	$(5,722)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,735,900	(130,111)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	25,012	(1,271)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	21,527	(1,322)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	11,004	5
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,950,000	(123)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,912,415	(158,391)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	97
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	784,267	(72,334)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	87
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	105,003	4
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	199,858	1
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	(1)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,262,500	19,571
TOTAL				$19,549,956	$(349,510)

Table 51

12/31/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,160,580	$953
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,607,500	(24,784)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	35,504	28
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(62)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	35,077	(532)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(352)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,822,646	(49,571)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	248
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,130,000	117
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	790,045	(24,861)
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	221,800	470
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	1,383,782	47
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,628,500	14,013
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	2,635
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	370,000	(342)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	110,000	95
TOTAL				$20,899,934	$(81,898)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, the CEO has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
Not applicable.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed November 5, 2020, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*     Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

November 10, 2020	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer