Form 10-K
period 2020-12-31
Federal Home Loan Bank of Topeka
filed 2021-03-18
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2020, the aggregate par value of stock held by current and former members of the registrant was $1,394,311,100, and 13,943,111 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
February 28, 2021
Class A Stock, par value $100 per share	3,606,724
Class B Stock, par value $100 per share	11,925,008

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
•The ongoing impact of the coronavirus (COVID-19) pandemic or other pandemics on our members and our business;
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
•Volatility of market prices, changes in interest rates and indices and the timing and volume of market activity, including the effects of these factors on amortization/accretion;
•Gains/losses on derivatives or on trading investments and the ability to enter into effective derivative instruments on acceptable terms;
•The upcoming discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on FHLBank's LIBOR-based financial products, investments, contracts and the collateral underlying advances to our members;
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

Any federally insured depository institution, non-federally insured credit union, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. (See Table 43 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2020, this specified amount was $1.2 billion.

Our members are required to purchase and hold our capital stock as a condition of membership, and only members are permitted to purchase capital stock. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements.

Member institutions own nearly all of our outstanding capital stock and may receive dividends on that stock. Former members own capital stock as long as they have outstanding business transactions with us. A member must own an amount of capital stock in FHLBank based on the member’s total assets, and each member may be required to purchase activity-based capital stock as it engages in certain business activities with FHLBank, including advances, Acquired Member Assets (AMA) and, effective January 22, 2021, letters of credit (for additional discussion regarding this change to capital requirements, see "Liquidity and Capital Resources - Capital" under Item 7). As a result of these stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 81 and 82 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2020, our Primary Mission Asset ratio was 74 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

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

Advances
We make advances to members and housing associates based on the value of the security of their residential mortgages and other eligible collateral. Advances are required by FHFA regulation to be priced no lower than the cost of raising matching term and maturity funds in the marketplace plus the administrative and operating expenses associated with making such advances. A brief description of our standard advance product offerings is as follows:
▪Line of credit advances are draws under an established line of credit, which re-prices daily. A line of credit is established for a term of one year with outstanding amounts being available for the remaining term of the commitment. Line of credit advances are prepayable at any time without fee. Repayments, however, are not accepted if funds have been drawn on the same day;
▪Overnight line of credit advances are draws under an established line of credit confirmation, with outstanding amounts re-pricing and maturing daily. Overnight line of credit advances are not prepayable. Overnight line of credit advances were made available to members and housing associates beginning January 4, 2021;
▪Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days;
▪Regular fixed rate advances are non-amortizing loans, prepayable potentially with a fee, with terms to maturity from 94 days to 360 months;
▪Symmetrical fixed rate advances are non-amortizing loans with terms to maturity from 94 days to 360 months, prepayable with a fee, but the borrower also has the contractual ability to realize a gain from the market movement of interest rates upon prepayment;
▪Adjustable rate advances are non-amortizing loans with terms to maturity from 4 to 120 months (previously 180 months), which are prepayable potentially with a fee on interest rate reset dates, and a variable interest rate that is tied to any one of a number of standard indices including the Secured Overnight Financing Rate (SOFR) or LIBOR;
▪Callable advances can have a fixed or variable rate of interest for the term of the advance and contain an option(s) that allows for the prepayment of the advance in whole or in part without a fee on specified dates, with terms to maturity of 12 to 360 months for fixed rate loans or terms to maturity of 4 to 180 months for variable rate loans;
▪Amortizing advances are fixed rate loans with terms to maturity of 12 to 360 months, prepayable with a fee, that contain a set of predetermined principal payments to be made during the life of the advance;
•Convertible advances are non-amortizing, fixed rate loans with terms to maturity of 12 to 180 months that contain an option(s) that allows us to convert the fixed rate advance to a prepayable, adjustable rate advance that re-prices monthly based upon our one-month short-term, fixed rate advance product. Once we exercise our option to convert the advance, it can be prepaid without a fee in whole or in part on the initial conversion date or on any interest rate reset date thereafter. On October 30, 2020, we placed a moratorium on issuing convertible advances due to pricing complexity related to funding availability and optionality changes, including the transition from LIBOR to other indices with less optionality;
▪Forward settling advance commitments lock in the rate and term of future funding of regular and amortizing fixed rate advances up to 24 months in advance; and
▪Structured advances are other advance types (e.g., regular fixed rate, callable, amortizing or adjustable rate) with terms from 12 to 180 months with an embedded interest rate cap, floor, or collar.

Customized advances may be created on request, including advances with embedded interest rate floors and caps. All embedded derivatives in customized advances are evaluated to determine whether they are clearly and closely related to the advances. See Notes 1 and 7 in the Notes to Financial Statements under Item 8 for information on accounting for embedded derivatives. The types of derivatives used to hedge risks embedded in our advance products are indicated in Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

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

At the time an advance is originated, we are required to obtain and then to maintain a security interest in sufficient collateral of the borrower, which is eligible in one or more of the following categories:
▪Fully disbursed, whole first mortgages on 1-4 family residential property or securities representing a whole interest in such mortgages;
▪Securities issued and guaranteed or insured by the U.S. government, U.S. government agencies and mortgage GSEs including, without limitation, MBS issued or guaranteed by Federal National Mortgage Association (Fannie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac) or Government National Mortgage Association (Ginnie Mae);
▪Cash or deposits in an FHLBank;
▪Other acceptable real estate-related collateral, provided such collateral has a readily ascertainable market value and we can perfect a security interest in such property (e.g., privately issued collateralized mortgage obligations (CMOs), mortgages on multifamily residential real property, second mortgages on 1-4 family residential property, mortgages on commercial real estate); or
▪In the case of any CFI, secured loans to small business, small farm and small agri‑business or securities representing a whole interest in such secured loans.

As additional security for a member’s indebtedness, we have a statutory lien on that member’s FHLBank stock. Additional collateral may be required to secure a member’s or housing associate’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance), at our discretion.

The Bank Act affords any security interest granted to us by any of our members, or any affiliate of any such member, priority over the claims and rights of any party, including any receiver, conservator, trustee, or similar party having rights of a lien creditor. The only exceptions are claims and rights held by actual bona fide purchasers for value or by parties that are secured by actual perfected security interests, and provided that such claims and rights would otherwise be entitled to priority under applicable law. In addition, our claims are given certain preferences pursuant to the receivership provisions in the Federal Deposit Insurance Act. Most members provide us a blanket lien covering substantially all of the member’s assets and their consent for us to file a financing statement evidencing the blanket lien. Based on the blanket lien, the financing statement and the statutory preferences, we normally do not take control of collateral, other than securities collateral, pledged by blanket lien borrowers. We take control of all securities collateral through delivery of the securities to us or to an approved third-party custodian. With respect to non-blanket lien borrowers (typically insurance companies, CDFIs, and housing associates), and given the interaction with certain state insurance laws with the Bank Act, we take control of all pledged collateral. If the financial condition of a blanket lien member warrants such action because of the deterioration of the member’s financial condition, regulatory concerns about the member or other factors, we will take control of sufficient collateral intended to fully collateralize the member’s indebtedness to us.

Table 10 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" presents the amount of total interest income contributed by our advance products. Tables 26 and 27 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2020 and 2019 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2020 and 2019.

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

Under the FHFA’s AMA regulation, the PFI must “bear the economic consequences” of certain losses with respect to a master commitment based upon the MPF product and other criteria. To comply with these regulations, MPF purchases and fundings are structured so the credit risk associated with MPF loans is shared with PFIs (excluding the MPF Xtra and government-guaranteed loan products). In order to share the credit risk with our PFIs, we use a third-party model to determine the amount of credit enhancement obligation (CE obligation), needed to achieve credit quality that is permissible under the AMA regulation and consistent with our risk appetite. PFIs are required to have a CE obligation in an amount that provides FHLBank a high degree of confidence that the CE obligation will absorb losses in excess of the First Loss Account (FLA), even under reasonably likely adverse changes to expected economic conditions. The amount of the CE obligation is based on a documented analysis, including consideration of applicable insurance, credit enhancements, and other sources for repayment on the asset or pool. Effective January 1, 2020, all new and amended master commitments had a set minimum CE obligation, which was lower for products that offer performance-based credit enhancement fees (CE fees) (see Table 1).

The CE obligation methodology described above is applied to MPF portfolio products involving conventional mortgage loans. Subsequent to any private mortgage insurance (PMI), we share in the credit risk of the loans with the PFI. We assume the first layer of loss coverage as defined by the FLA. If losses beyond the FLA layer are incurred for a pool, the PFI assumes the loan losses up to the amount of the CE obligation, or supplemental mortgage insurance (SMI) policy purchased to replace a CE obligation or to reduce the amount of the CE obligation to some degree, as specified in a master commitment agreement for each pool of conventional mortgage loans purchased from the PFI. The CE obligation provided by the PFI ensures they retain a credit stake in the loans they sell and PFIs are compensated for managing this credit risk, either as a CE fee paid monthly or a one-time upfront fee paid at purchase (the option for a one-time upfront fee will be discontinued effective March 31, 2021). In some instances, depending on the MPF product type (see Table 1), all or a portion of the CE fee may be performance-based. Any losses in excess of our responsibility under the FLA and the member’s CE obligation or SMI policy for a pool of MPF loans are our responsibility. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment (see Table 2). PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 1 – “Business – Advances” for a discussion of eligible collateral.

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

The MPF portfolio products involving conventional mortgage loans are termed credit-enhanced products because we share in the credit risk of the loans (as described above) with the PFIs. The MPF Government, MPF Government MBS and MPF Xtra products do not have a first loss and/or credit enhancement structure. Effective January 1, 2022, the MPF Xtra product is subject to an annual limit of $1.5 billion program-wide for all participating FHLBanks combined.

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

PFI Eligibility: Members and housing associates may apply to become PFIs. We review the general eligibility of the member, its servicing qualifications, and its ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program. A Participating Financial Institution Agreement provides the terms and conditions for the sale or funding of MPF mortgage loans by PFIs, including required CE obligations, and establishes the terms and conditions for servicing MPF loans. All of the PFI’s CE obligations under this agreement are secured in the same manner as the other obligations of the PFI under its regular advances agreement with us. We have the right under the advances agreement to request additional collateral to secure the PFI’s MPF CE obligations and cover repurchase risk.

MPF Provider: FHLBank Chicago serves as the MPF Provider for the MPF Program. It maintains the structure of MPF residential mortgage loan products and the eligibility rules for MPF loans, including MPF Xtra loans and MPF Government MBS loans, which primarily fall under the rules and guidelines provided by Fannie Mae and Ginnie Mae. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back‑office processing of MPF loans in its role as master servicer and program custodian. The MPF Provider has engaged Wells Fargo Bank N.A. as the vendor for master servicing and as the primary custodian for the MPF Program. We utilize the capability under the individual FHLBank pricing option to change the pricing offered to our PFIs for applicable MPF products, but any pricing changes made affect all delivery commitment terms and loan note rates in the same amount for all PFIs.

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

Mortgage Standards: The MPF Program has adopted ability-to-repay and safe harbor qualified mortgage requirements for all mortgages with loan application dates on or after January 10, 2014. PFIs are required to deliver residential mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional mortgage loans in our portfolio are broadly summarized as follows:
▪Mortgage characteristics: MPF loans must be qualifying 5- to 30-year conforming conventional, fixed rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.
▪Loan-to-value (LTV) ratio and PMI: The maximum LTV for conventional MPF loans is 95 percent, though Affordable Housing Program (AHP) MPF mortgage loans may have LTVs up to 100 percent. Conventional MPF mortgage loans with LTVs greater than 80 percent are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.
▪Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. MPF mortgage loans are documented using standard Fannie Mae/Freddie Mac uniform instruments.
▪Government loans: Government mortgage loans sold under the MPF Program have substantially the same parameters as conventional MPF mortgage loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet all requirements to be insured or guaranteed by the applicable government agency.
▪Ineligible mortgage loans: Loans not eligible for sale under the MPF Program include residential mortgage loans unable to be rated by S&P, loans not meeting eligibility requirements, loans classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws, or subprime, non-traditional, or higher-priced mortgage loans.

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

Table 1 presents a comparison of the different characteristics for each of the MPF products either held on our balance sheet as of December 31, 2020 or currently offered as a loan sale from the PFI to FHLBank Chicago:

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
2    The PFI has the option of retaining or selling the servicing on all MPF products. If the servicing is sold (servicing released), the PFI will receive an upfront servicing released premium as opposed to receiving servicing fees over time.
3    For this product, the PFI also has the option to receive the CE fee upfront when the mortgage loan is purchased based upon the present value of the monthly CE fee payments, with consideration for expected prepayments (the option for a one-time upfront fee will be discontinued effective March 31, 2021) .
4    The MPF 100 product is currently inactive due to regulatory requirements relating to loan originator compensation under the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act).
5    Due to higher costs associated with the acquisition of supplemental insurance policies, the MPF Plus product is currently not active.
6    Two government master commitments have been grandfathered and paid 2 bps per year. All other government master commitments are not paid a CE fee.

Table 2 presents an illustration of the FLA and CE obligation calculation for each conventional MPF product type listed as of December 31, 2020:

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
2    LLCE represents the sum of the loan level credit enhancement amounts of the loans sold into the pool of loans covered by the master commitment agreement.
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

Under FHFA regulations, we are prohibited from investing in certain types of securities including:
▪Instruments, such as common stock, that represent ownership in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;
▪Instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks;
▪Non-investment-grade debt instruments other than certain investments targeted to low-income persons or communities, and instruments that were downgraded after purchase;
▪Whole mortgages or other whole loans other than: (1) those acquired under our MPF Program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local, or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (NRSRO); (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under Section 12(b) of the Bank Act;
▪Non-U.S. dollar denominated securities;
▪Interest-only or principal-only stripped MBS, CMOs, real estate mortgage investment conduits (REMICs) and eligible ABS;
▪Residual-interest or interest-accrual classes of CMOs, REMICs and eligible ABS; and
▪Fixed rate MBS, CMOs, REMICs and eligible ABS, or floating rate MBS, CMOs, REMICs and eligible ABS that on the trade date are at rates equal to their contractual cap or that have average lives which vary by more than six years under an assumed instantaneous interest rate change of 300 bps.

In addition to the above limitations on allowable types of MBS investments, the FHFA limits our purchase of MBS by requiring that the aggregate value of MBS owned not exceed 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2020, the aggregate value of our MBS/CMO portfolio represented 256 percent of our regulatory capital.

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

Table 3 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2020 and 2019 (in millions):

Table 3

	12/31/2020	12/31/2019
Par value of consolidated obligations of FHLBank Topeka	$48,476	$59,481

Par value of consolidated obligations of all FHLBanks	$746,772	$1,025,895

FHFA regulations provide that we must maintain aggregate assets of the following types, free from any lien or pledge, in an amount at least equal to the amount of our consolidated obligations outstanding:
▪Cash;
▪Obligations of, or fully guaranteed by, the U.S. government;
▪Secured advances;
▪Mortgages that have any guaranty, insurance or commitment from the U.S. government or any agency of the U.S. government; and
▪Investments described in Section 16(a) of the Bank Act, which, among other items, includes securities that a fiduciary or trust fund may purchase under the laws of the state in which the FHLBank is located.

Table 4 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2020 and 2019 (dollar amounts in thousands):

Table 4

	12/31/2020	12/31/2019
Total non-pledged assets	$52,352,049	$63,017,801
Total carrying value of consolidated obligations	$48,530,494	$59,461,225
Ratio of non-pledged assets to consolidated obligations	1.08	1.06

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the FHLBanks. It also prepares the FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments and manages the FHLBanks’ relationship with the NRSROs with respect to ratings on consolidated obligations. In addition, the Office of Finance administers the Resolution Funding Corporation, a tax-exempt government corporation that was established as a result of the savings and loan crisis of the 1980s.

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

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, LIBOR, SOFR, and Three-Month U.S. Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features. Normally, when such a complex consolidated obligation bond is issued, we simultaneously enter into a derivative containing mirror or offsetting features to synthetically convert the terms of the complex bond to a simple variable rate callable bond tied to one of the standardized indices. We also simultaneously enter into derivatives containing offsetting features to synthetically convert the terms of some of our fixed rate callable and bullet bonds and floating rate bonds to a simple variable rate callable or bullet bond tied to one of the standardized indices.

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

Derivatives
FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, interest rate cap and floor agreements, calls, puts, futures, forward contracts, and other derivatives can be used as part of our interest rate risk management and funding strategies. This policy, along with FHFA regulations, prohibits trading in, or the speculative use of, derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk, mortgage prepayment risk, unsecured credit risk, and foreign currency risk.

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

We purchase interest rate caps with various terms and strike rates to manage embedded interest rate cap risk associated with our variable rate MBS and CMO portfolios. Although these derivatives are valid economic hedges against the option risk of our portfolio of MBS and CMOs, they are not specifically linked to individual investment securities and therefore do not receive fair value hedge accounting. The derivatives are marked to fair value through earnings. We may also use interest rate caps and floors and callable swaps to manage and hedge prepayment and option risk on MBS, CMOs and mortgage loans.

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

Following are key components of our capital plan:
▪Two classes of authorized stock - Class A Common Stock and Class B Common Stock;
▪Both classes have $100 par value per share and both are defined as common stock;
▪Class A Common Stock is required for membership. The membership or asset-based stock requirement for each member is currently 0.1 percent of that member's total assets at the end of the prior calendar year, with a minimum requirement of 10 shares ($1,000) and a cap of 5,000 shares ($500,000);
▪To the extent a member’s asset-based requirement in Class A Common Stock is insufficient to support its calculated activity-based requirement, Class B Common Stock must be purchased in order to support that member’s activities with us. The activity-based stock requirement is the sum of the stock requirements for each activity less the asset-based stock requirement in Class A Common Stock and is calculated whenever a member enters into a transaction as follows:
◦Advances - 4.5 percent of outstanding principal balance (range = 4.0 to 6.0 percent);
◦AMA - 3.0 percent of outstanding principal balance (range = 0.0 to 6.0 percent), limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year (range = 1.0 to 3.0 percent), effective August 5, 2020. The previous requirement was 0.0 percent; and
◦Letters of credit - 0.25 percent of outstanding principal amount (range 0.0 = 1.0 percent), effective January 22, 2021. The previous requirement was 0.0 percent;
▪Excess stock is calculated daily. We may exchange excess Class B Common Stock for Class A Common Stock, but only if we continue to meet our regulatory capital requirements after the exchange;
▪A member may hold excess Class A Common Stock or Class B Common Stock, subject to our right to repurchase excess stock or to exchange excess Class B Common Stock for Class A Common Stock, or may ask to redeem all or part of its excess Class A Common Stock or Class B Common Stock. A member may also ask to exchange all or part of its excess Class A Common Stock or Class B Common Stock for Class B Common Stock or Class A Common Stock, respectively, but all such exchanges are completed at our discretion;
▪As a member increases its activities with us above the amount of activity supported by its asset-based requirement, excess Class A Common Stock is first exchanged for Class B Common Stock to meet the activity requirement prior to the purchase of additional Class B Common Stock;
▪Under the plan, the Board of Directors establishes a dividend parity threshold that is a rate per annum expressed as a positive or negative spread relative to a published reference interest rate index (e.g., Federal funds) or an internally calculated reference interest rate based upon any of our assets or liabilities (e.g., average yield on advances, average cost of consolidated obligations, etc.);
▪Class A Common Stock and Class B Common Stock share in dividends equally up to the dividend parity threshold, then the dividend rate for Class B Common Stock can exceed the rate for Class A Common Stock, but the Class A Common Stock dividend rate can never exceed the Class B Common Stock dividend rate;
▪A member may submit a redemption request to us for any or all of its excess Class A Common Stock and/or Class B Common Stock;
▪Within five business days of receipt of a redemption request for excess Class A Common Stock, we must notify the member if we decline to repurchase the excess Class A Common Stock, at which time the six-month waiting period will apply. Otherwise, we will repurchase any excess Class A Common Stock within five business days, though it is usually repurchased on the same date as the member’s redemption request;
▪Within five business days of receipt of a redemption request for excess Class B Common Stock, we must notify the member if we decline to repurchase the excess Class B Common Stock, at which time the five-year waiting period will apply. Otherwise, we will repurchase any excess Class B Common Stock within five business days, though it is usually repurchased on the same date as the member’s redemption request;
▪A member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date we received the member’s written notice of withdrawal from membership. Our capital plan provides that we will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time. There is no grace period after the submission of a redemption request during which the member may cancel its redemption request without being charged a cancellation fee; and
▪Each required share of Class A Common Stock and Class B Common Stock is entitled to one vote subject to the statutorily imposed voting caps.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings and other respective guidance, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. Our minimum (threshold) level of retained earnings is calculated quarterly and re-evaluated by the Board of Directors as part of each quarterly dividend declaration. The retained earnings threshold includes detailed calculations of five components:
▪Market risk, which is calculated using a value-at-risk (VaR) methodology that implements historically-based stressed scenarios using the parsimonious factorization approach, which uses volatility shocks and option-adjusted spread shocks in addition to rate shocks and is the conditional tail expectation (the risk measure of a loss outside a given probability level) determined by the average of the worst five scenario outcomes. For periods prior to March 31, 2020, market risk was calculated using the percentage change method at a 99 percent confidence level for an 120-business day period (consistent with the market component of our regulatory risk‐based capital VaR requirement);
▪Credit risk, which requires that retained earnings be sufficient to credit-enhance all of our assets from their actual rating levels to the equivalent of triple-A ratings (where advances are considered to be triple-A rated);
▪Pre-settlement risk, which is based upon the pre-settlement risk exposure associated with recently issued and unsettled debt issuance and is based on the current daily potential maximum price risk exposure, based on the 99th percentile of daily price risk calculated on the most recent 10 years of daily activity;
▪Operations risk, which is calculated using a combination of: (1) the Basel II basic indicator approach; and (2) the Basel II standardized approach. For periods prior to September 30, 2019, operations risk was calculated using a combination of: (1) the Basel II standardized approach; and (2) our operational risk event loss history, taking into consideration operational loss events reported by the FHLBank System that could impact us in the future; and
▪Net income volatility, which is calculated using: (1) the probability distribution of the net income volatility scenario-based outcomes using the statistical metrics mentioned above and a relative ratio setting of 75 percent; and (2) dividend payment risk, computed as four times the dollar amount of dividends paid at the average overnight Federal funds rate on average stock for the most recent calendar quarter. For periods prior to December 31, 2019, the dividend payment risk subcomponent was computed as four times the dollar amount of dividends paid on all stock (including mandatorily redeemable capital stock) for the most recently paid quarterly dividend.

The retained earnings threshold was considered by the Board of Directors when dividends were declared during the last two years, but the retained earnings threshold calculated in accordance with the RMP did not significantly affect the amount of dividends declared and paid. Tables 5 and 6 reflect the quarterly retained earnings threshold calculations utilized during 2020 and 2019 (in thousands), respectively, compared to the actual amount of retained earnings at the end of each quarter:

Table 5

Retained Earnings Component (based upon prior quarter end)	12/31/2020	09/30/2020	06/30/2020	03/31/2020
Market Risk	$55,084	$159,000	$152,095	$178,361
Credit Risk	40,996	44,938	58,320	54,226
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	43,805	43,805	43,805	44,296
Net Income Volatility	7,393	6,505	40,899	37,285
Total Retained Earnings Threshold	177,278	284,248	325,119	344,168
Actual Retained Earnings as of End of Quarter	1,051,455	1,022,566	996,629	980,612
Overage	$874,177	$738,318	$671,510	$636,444

Table 6

Retained Earnings Component (based upon prior quarter end)	12/31/2019	09/30/2019	06/30/2019	03/31/2019
Market Risk	$108,053	$107,575	$155,131	$142,109
Credit Risk	50,732	64,756	50,933	55,035
Pre-settlement Risk	30,000	30,000	30,000	30,000
Operations Risk	44,296	44,296	34,003	31,230
Net Income Volatility	68,525	120,208	150,598	124,285
Total Retained Earnings Threshold	301,606	366,835	420,665	382,659
Actual Retained Earnings as of End of Quarter	999,809	972,948	950,276	942,840
Overage	$698,203	$606,113	$529,611	$560,181

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

Joint Capital Enhancement Agreement (JCE Agreement) – We, along with the other FHLBanks, entered into a JCE Agreement intended to enhance the capital position of each FHLBank. More specifically, the intent of the JCE Agreement is to allocate a portion of each FHLBank’s earnings to a Separate Restricted Retained Earnings Account (RRE Account) at that FHLBank. Thus, in accordance with the JCE Agreement, each FHLBank allocates 20 percent of its net income to an RRE Account and will do so until the balance of the account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter.

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

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.8 percent, 2.8 percent and 3.0 percent of total advances outstanding as of December 31, 2020, 2019, and 2018, respectively. Programs offered during 2020 under the CICA Program, which is not funded through the AHP, include:
▪Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and
▪Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, small farms, small agri-business or for community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s definition of a small business concern; (2) financing for businesses or projects located in an urban neighborhood, Census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, Census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Native American Area or any Federally Declared Disaster Area; (5) projects in urban areas in which at least 51 percent of the employees of the project, or at least 51 percent of the families benefiting from or receiving services from the project, earn at or below 100 percent of the area median; or (6) projects in rural areas in which at least 51 percent of the employees of the project, or at least 51 percent of the families benefiting from or receiving services from the project, earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

Competition
Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members. Members mostly access alternative funding other than advances through the brokered deposit market and through repurchase agreements with commercial customers. Large members may have broader access to funding through repurchase agreements with investment banks and commercial banks as well as access to the national and global credit markets. While the availability of alternative funding sources to members can influence member demand for advances, the cost of the alternative funding relative to advances is a primary consideration when accessing alternative funding. Other considerations include product availability through FHLBank, the member’s creditworthiness, ease of execution, level of diversification, and availability of member collateral for other types of borrowings. We believe our advance product offerings are evolving to meet member demand as market conditions in the competitive environment change. In 2020, we began offering advances indexed to SOFR in anticipation of the market-wide transition from LIBOR to SOFR. In 2021, we also began offering an overnight line of credit. All product development initiatives involve an evaluation of the market opportunity relative to the operational requirements of offering the product while maintaining high levels of risk management and regulatory compliance. Certain product initiatives may also require the filing of a New Business Activity Notice with our regulator.

Mortgage Loans: We are subject to competition in purchasing conventional, conforming fixed rate residential mortgage loans and government-guaranteed residential mortgage loans. We face competition in the prices paid for these assets, customer service, and in ancillary services such as automated underwriting. The most direct competition for purchasing residential mortgage loans comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize, or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining members for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products, and services offered.

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

Derivatives: The issuance of callable debt and the simultaneous execution of callable interest rate swaps with options that mirror the options in the debt have been an important source of competitive funding for us. As such, the depth of the markets for callable debt and mirror-image derivatives is an important factor of our relative cost of funds. There is considerable competition among high-credit-quality issuers, especially among the three housing GSEs, for callable debt and for derivatives. There can be no assurance that the current breadth and depth of these markets will be sustained.

Regulatory Oversight, Audits and Examinations
General: We are supervised and regulated by the FHFA, which is an independent agency in the executive branch of the U.S. government. The FHFA is responsible for providing supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness so they serve as a reliable source of liquidity and funding for housing finance and community investment. The FHFA is headed by a Director appointed by the President of the United States for a five-year term, with the advice and consent of the Senate. The Federal Housing Finance Oversight Board advises the Director with respect to overall strategies and policies in carrying out the duties of the Director. The Federal Housing Finance Oversight Board is comprised of the Secretary of the Treasury, Secretary of HUD, Chair of the Securities and Exchange Commission (SEC), and the Director, who serves as the Chairperson of the Federal Housing Finance Oversight Board. The FHFA is funded in part through assessments from the FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the FHFA or the FHLBanks. To assess our safety and soundness, the FHFA conducts annual, comprehensive examinations, as well as periodic reviews. Additionally, we are required to submit monthly information on our financial condition and results of operations to the FHFA. This information is available to all FHLBanks.

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

Human Capital Resources
Our workforce is a significant contributor to the success of our strategic business objectives. In managing our people, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile: Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2020, we had 235 full-time and 4 part-time employees. As of December 31, 2020, approximately 51 percent of our workforce identifies as female and 49 percent identifies as male. As of December 31, 2020, 87 percent are non-minority and 13 percent are minority. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which strengthens our success. Adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce. As of December 31, 2020, the average tenure of our employees was 10.2 years. There are no collective bargaining agreements with our employees.

Total Rewards: We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and increase shareholder value and provide members a reasonable return on their investment in FHLBank. To effect this objective, we focus on a combination of development programs, benefits and employee wellness programs and strive to recognize and reward performance. Specifically, our programs include:
•Cash compensation that includes competitive salary, performance-based incentives and other cash subsidies;
•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, and a 401(k) retirement savings plans with a competitive employer match;
•Wellness program – employee assistance program, interactive education sessions focused on employee total health, and sporting events sponsorships;
•Time away from work – including time off for vacation, illness, personal, holiday, and volunteer opportunities;
•Culture and Development – various cultural and inclusion initiatives and leadership development opportunities; internal educational and development opportunities and fee reimbursement for external educational and development programs; employee engagement opportunities to drive our Employer of Choice vision; and educational assistance programs;
•Work/Life balance – two-thirds paid salary continuation for short-term disability, 100 percent paid parental, military, bereavement, jury duty and court appearances leave. Flexible scheduling and teleworking options;
•Management succession planning – our board and leadership actively engage in management succession planning, with a defined plan for our Executive Team, which is reviewed and adjusted annually, to help ensure the smooth transition of operations in the event of an unplanned or planned absence of executives, designed to help assure the replacement executives are fully qualified to assume responsibility for ongoing operations;
•Our Performance Management framework includes planned quarterly, documented discussions coordinated between manager and employee. At the start of every quarter, managers and employees are asked to work together to set new goals or update existing goals and review the previous quarter’s goals. In addition to encouraging goal alignment with ever-changing business needs, this quarterly framework also is intended to provide a natural opportunity for feedback and development conversations to occur between employee and manager throughout the year; and
•We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, safety protocols and procedures that we believe are in the best interest of our employees and members, and which are designed to comply with government regulations. This includes having a significant portion of our employees work remotely, while implementing additional safety measures for employees continuing critical on-site work.

Diversity, Equity and Inclusion: Diversity, Equity and Inclusion (DEI) is a strategic business priority for us. Our DEI officer is a member of the senior leadership team, reports to our sole Executive Vice President and serves as a liaison to the Board of Directors. We believe that diversity increases capacity for innovation and creativity; equity helps ensure that we are intentional in recognizing and addressing our employees’ individual needs and in providing opportunities in order to optimize success; and inclusion helps us to leverage the unique perspectives of all employees to help ensure optimal decision-making and strengthen our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI strategic plan that includes quantifiable metrics to measure its success and we report regularly on our performance to management and the Board of Directors. We offer a range of opportunities for our employees to connect, and grow personally and professionally through our Inclusion, Diversity, and Equity Advisory council. We consider learning an important component of our DEI strategy and regularly offer educational opportunities to our employees and strive to evaluate equitable and inclusive behaviors as part of our recruiting, promotion and succession planning processes. We also incorporate DEI as a key component of our incentive plan framework to attempt to ensure organizational focus and individual and collective accountability.

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

Legislative and Regulatory Developments
FHFA Final Rule on FHLBank Housing Goals Amendments. On June 25, 2020, the FHFA published a final rule, effective August 24, 2020, amending the FHLBank housing goals regulation. Enforcement of the final rule will phase in over three years. The final rule replaces the four existing retrospective housing goals with a single prospective mortgage purchase housing goal target in which 20 percent of AMA mortgages purchased in a year must be comprised of loans to low-income or very low-income families, or to families in low-income areas. The final rule also establishes a separate small member participation housing goal with a target level in which 50 percent of the members selling AMA loans in a calendar year must be small members. The final rule provides that an FHLBank may request FHFA approval of alternative target levels for either or both of the goals. The final rule also establishes that housing goals apply to each FHLBank that acquires any AMA mortgages during a year, eliminating the existing $2.5 billion volume threshold that previously triggered the application of housing goals for each FHLBank.

We do not believe these changes will have a material effect on our financial condition or results of operations.

FHFA Final Rule on Stress Testing. On March 24, 2020, the FHFA published a final rule, effective upon issuance, to amend its stress testing rule, consistent with section 401 of the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA). The final rule: (1) raises the minimum threshold for entities regulated by the FHFA to conduct periodic stress tests from $10 billion to $250 billion or more in total consolidated assets; (2) removes the requirements for FHLBanks to conduct stress testing; and (3) removes the adverse scenario from the list of required scenarios. FHLBanks are currently excluded from this regulation because no FHLBank has total consolidated assets over $250 billion, but the FHFA reserved its discretion to require an FHLBank with total consolidated assets below the $250 billion threshold to conduct stress testing. These amendments align the FHFA’s stress testing rule with rules adopted by other financial institution regulators that implement the Dodd-Frank Act stress testing requirements, as amended by EGRRCPA.

This rule eliminates these stress testing requirements for us, unless the FHFA exercises its discretion to require stress testing in the future. We do not expect this rule to have a material effect on our financial condition or results of operations.

Margin and Capital Requirements for Covered Swap Entities. On July 1, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve Board (Federal Reserve), the Federal Deposit Insurance Corporation (FDIC), the Farm Credit Administration, and the FHFA (collectively, Prudential Banking Regulators) jointly published a final rule, effective August 31, 2020, amending regulations that established minimum margin and capital requirements for uncleared swaps for covered swap entities under the jurisdiction of the Prudential Banking Regulators (Prudential Margin Rules). In addition to other changes, the final rule: (1) allows swaps entered into by a covered swap entity prior to an applicable compliance date to retain their legacy status and not become subject to the Prudential Margin Rules in the event that the legacy swaps are amended to replace an interbank offered rate (such as LIBOR) or other discontinued rate, or due to other technical amendments, notional reductions or portfolio compression exercises; (2) introduces a new Phase 6 compliance date for initial margin requirements for covered swap entities and their counterparties with an average daily aggregate notional amount (AANA) of uncleared swaps from $8 billion to $50 billion; and (3) clarifies that initial margin trading documentation does not need to be executed prior to the parties becoming obligated to exchange initial margin.

On the same date, the Prudential Banking Regulators published an interim final rule, effective September 1, 2020, extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022. On November 9, 2020, the Commodity Futures Trading Commission (CFTC) published a final rule extending the initial margin compliance date for Phase 6 counterparties to September 1, 2022, thereby aligning with the Prudential Banking Regulators.

Further, on January 5, 2021, the CFTC published a final rule, effective February 4, 2021, that primarily amends the minimum margin and capital requirements for uncleared swaps under the jurisdiction of the CFTC (CFTC Margin Rules) by requiring covered entities to use a revised AANA calculation starting on September 1, 2022. The amendments, among other things, require entities subject to the CFTC’s jurisdiction to calculate the AANA for uncleared swaps during March, April and May of the current year, based on an average of month-end dates, as opposed to the previous requirement which required the calculation of AANA during June, July and August of the prior year, based on daily calculations. Parties would continue to be expected to exchange initial margin based on the AANA totals as of September 1 of the current year. These amendments align with the recommendation of the Basel Committee on Banking Supervision and Board of the International Organization of Securities Commissions. Separately, on January 25, 2021, the CFTC published a final rule, effective February 24, 2021, that amends the CFTC Margin Rules to permit, among other changes, covered swap entities to maintain separate minimum transfer amounts for initial and variation margin for each swap counterparty, provided the combined minimum transfer amount does not exceed $500,000.

We do not expect these rules to have a material effect on our financial condition or results of operations.

FDIC Brokered Deposits Restrictions. On January 22, 2021, the FDIC published a final rule, effective April 1, 2021, that amends its brokered deposits regulations that apply to less than well-capitalized insured depository institutions. The FDIC stated that the amendments are intended to modernize and clarify the FDIC’s brokered deposit regulations and they establish a new framework for analyzing the deposit broker definition, which determines whether deposits placed through deposit placement arrangements qualify as brokered deposits. These deposit placement arrangements include those between insured depository institutions and third parties, such as financial technology companies, for a variety of business purposes, including access to deposits. The amendments to the FDIC’s brokered deposit regulations, among other things, clarify what it means to be engaged in the business of facilitating the placement of deposits and expand the scope of the primary purpose exception. The rule amendments are expected to have the effect of narrowing the definition of deposit broker and excluding more deposits from treatment as brokered deposits. The amendments also establish an application and reporting process with respect to the primary purpose exception for businesses that do not meet one of several bright-line tests, and they affirm the FDIC’s position that the brokering of certificates of deposit constitutes deposit brokering.

This rule may have an effect on member demand for certain advances but we cannot predict the extent of the impact, although we do not expect this rule to materially affect our financial condition or results of operations.

FHFA Advisory Bulletin 2020-01 Federal Home Loan Bank Risk Management of AMA Risk Management. On January 31, 2020, the FHFA released guidance on risk management of AMA. The guidance communicates the FHFA’s expectations with respect to an FHLBank’s funding of its members through the purchase of eligible mortgage loans and includes expectations that an FHLBank will have board-established limits on AMA portfolios and management-established thresholds to serve as monitoring tools to manage AMA-related risk exposure. The guidance provides that the board of an FHLBank should ensure that it serves as a liquidity source for members, and an FHLBank should ensure that its portfolio limits do not result in that FHLBank’s acquisition of mortgages from smaller members being “crowded out” by the acquisition of mortgages from larger members. The advisory bulletin contains the expectation that the board of an FHLBank should set limits on the size and growth of portfolios and on acquisitions from a single PFI. In addition, the guidance provides that the board of an FHLBank should consider concentration risk in the areas of geographic area, high-balance loans, and in third-party loan originations.

We have revised policies to enhance monitoring and do not expect this advisory bulletin to have a material effect on our financial condition or results of operations.

United States Department of Treasury (Treasury) and Fannie Mae Preferred Stock Purchase Agreement Amendment. On January 14, 2021, Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement (PSPA), which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the PSPA, Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the recent PSPA amendment, effective January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program-wide in 2020, the PSPA amendment would significantly curtail MPF Xtra cash window sales. Although this may negatively impact the volume of loans sold through the MPF Program unless a solution is developed, we do not currently expect it to have a material effect on our financial condition or results of operations.

LIBOR Transition
FHFA Supervisory Letter - Planning for LIBOR Phase-Out. On September 27, 2019, the FHFA issued a Supervisory Letter (LIBOR Supervisory Letter) to the FHLBanks that the FHFA stated is designed to ensure the FHLBanks will be able to identify and prudently manage the risks associated with the termination of LIBOR in a safe and sound manner. The LIBOR Supervisory Letter provided that the FHLBanks should, by March 31, 2020, cease entering into new LIBOR referenced financial assets, liabilities, and derivatives with maturities beyond December 31, 2021 for all product types except investments. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021. These phase-out dates do not apply to collateral accepted by the FHLBanks. The LIBOR Supervisory Letter also directed the FHLBanks to update their pledged collateral certification reporting requirements by March 31, 2020, in an effort to encourage members to distinguish LIBOR-linked collateral maturing after December 31, 2021. The FHLBanks were expected to cease entering into LIBOR-indexed financial instruments maturing after December 31, 2021 by the deadlines specified in the LIBOR Supervisory Letter, subject to limited exceptions granted by the FHFA for LIBOR-linked products serving compelling mission, risk mitigating, and/or hedging purposes that do not currently have readily available alternatives. We have already ceased purchasing investments that reference LIBOR and mature after December 31, 2021.

As a result of the market volatility experienced during 2020 due in part to the COVID-19 pandemic, the FHFA extended the FHLBanks’ authority to enter into LIBOR-based instruments that mature after December 31, 2021 from March 31, 2020 to June 30, 2020, except for investments and option embedded products. In addition, the FHFA extended the requirement to update pledged collateral certification reporting requirements from March 31, 2020 to September 30, 2020.

We continue to evaluate the potential impact of the LIBOR Supervisory Letter and the related subsequent guidance on our financial condition and results of operations, but we may experience lower overall demand or increased costs for our advances, which in turn may negatively impact the future composition of our balance sheet, capital stock levels, Primary Mission Asset ratio, net income and dividend.

LIBOR Transition – ISDA 2020 Interbank Offered Rate (IBOR) Fallbacks Protocol and Supplement to the 2006 ISDA Definitions. On October 23, 2020, the International Swaps and Derivatives Association, Inc. (ISDA), published a Supplement to the 2006 ISDA Definitions (Supplement) and the ISDA 2020 IBOR Fallbacks Protocol (Protocol). Both the Supplement and the Protocol took effect on January 25, 2021. On that date, to the extent we and our counterparty have adhered to the Protocol, then all legacy bilateral derivative transactions subject to Protocol-covered agreements (including ISDA agreements) that incorporate certain covered ISDA definitional booklets and reference a covered IBOR, including U.S. Dollar LIBOR, were effectively amended to apply the new ISDA-recommended IBOR fallbacks in the event of the relevant IBOR’s cessation. To the extent our counterparties do not adhere to the Protocol, then it will be necessary to bilaterally amend legacy covered agreements (including ISDA agreements) to address LIBOR fallbacks. The Protocol will remain open for adherence after the effective date. As of January 25, 2021, all new derivative contracts are subject to the relevant IBOR fallbacks set forth in the Supplement.

On October 21, 2020, the FHFA issued a Supervisory Letter to the FHLBanks that required each FHLBank to adhere to the Protocol by December 31, 2020, and to the extent necessary, to amend any bilateral agreements regarding the adoption of the Protocol by December 15, 2020. We adhered to the Protocol on October 22, 2020, and all of our counterparties have adhered to the Protocol. For a discussion of the potential impact of the LIBOR transition, refer to Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” and Item 1A - "Risk Factors.”

FHLBank Membership Request for Input. On February 24, 2020, the FHFA issued a Request for Input on FHLBank membership (the Membership RFI). The Membership RFI, as part of a holistic review of FHLBank membership, seeks public input on whether the FHFA’s existing regulation on FHLBank membership, located at 12 CFR part 1263, remains adequate to ensure: (1) the FHLBank System remains safe and sound and able to provide liquidity to members in a variety of conditions; and (2) the advancement of the FHLBanks’ housing finance and community development mission. The FHFA sought input on several broad questions relating to FHLBank membership requirements, as well as on certain more specific questions related to the implementation of the current membership regulation. Responses were due on June 23, 2020.

While it is uncertain what actions, if any, the FHFA will take as a result of the responses received from the Membership RFI, any rulemaking actions to update the current FHLBank membership regulation may impact FHLBank membership eligibility or requirements, and ultimately our business, business opportunities, and results of operations.

Legislative and Regulatory Developments Related to the COVID-19 Pandemic.
FHFA Supervisory Letter – Paycheck Protection Program (PPP) Loans as Collateral for FHLBank Advances. On April 23, 2020, the FHFA issued a Supervisory Letter (PPP Supervisory Letter) permitting the FHLBanks to accept PPP loans as collateral for advances as “Agency Securities,” given the Small Business Administration’s (SBA) 100 percent guarantee of the unpaid principal balance. On April 20, 2020, the SBA published its third interim final rule related to PPP loans, which explicitly waived certain regulatory requirements that must be satisfied before a member could pledge PPP loans to the FHLBanks as collateral. The PPP Supervisory Letter establishes a series of conditions under which the FHLBanks may accept PPP loans as collateral, which conditions focus on the financial condition of members, collateral discounts, and pledge dollar limits.

On December 27, 2020, the President signed into law an extension of the PPP until March 31, 2021. The April 23, 2020 Supervisory Letter from the FHFA allowing FHLBanks to accept PPP loans as collateral remains in effect.

CARES Act. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law on March 27, 2020. The $2.2 trillion package was the largest stimulus bill in U.S. history. The CARES Act is in addition to previous relief legislation passed by Congress in March 2020. The legislation provides the following:
•Assistance to businesses, states, and municipalities;
•Creates a loan program for small businesses, non-profits and physician practices that can be forgiven through employee retention incentives;
•Provides the Treasury Secretary authority to make loans or loan guarantees to states, municipalities, and eligible businesses and loosens some regulations imposed through the Dodd-Frank Act;
•Direct payments to eligible taxpayers and their families;
•Expands eligibility for unemployment insurance and payment amounts; and
•Includes mortgage forbearance provisions and a foreclosure moratorium.

Funding for the PPP, which was created by the CARES Act, was increased with the enactment of subsequent laws, most recently by the Consolidated Appropriations Act, 2021, on December 27, 2020. While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy; impacts to mortgages held or serviced by our members and that we accept as collateral; and the impacts on our MPF Program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, former President Trump and President Biden, through executive orders; governmental agencies, including the SEC, OCC, Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA; and state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the COVID-19 pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Item 1A: Risk Factors

Business Risk - General
Changes in economic conditions, or federal fiscal and monetary policy could impact our business. Our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following: (1) changes in interest rates; (2) fluctuations in both debt and equity capital markets; (3) conditions in the financial, credit, mortgage, and housing markets; (4) the willingness and ability of financial institutions to expand lending; and (5) the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends. An economic recession over a prolonged period or other unfavorable economic conditions in our region (including on a state or local level) could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held for portfolio.

A natural disaster in the FHLBank’s region could adversely affect our profitability and financial condition. Portions of our region are subject to risks from tornadoes, floods, or other natural disasters. These natural disasters, including those resulting from significant climate changes, could damage or dislocate the facilities of our members, may damage or destroy collateral that members have pledged to secure advances or mortgages, or the livelihood of borrowers of members, or otherwise could cause significant economic dislocation in the affected areas of our region. Any of these situations may adversely impact our financial condition and results of operations.

The impact of the COVID-19 pandemic on our members and our business has and is expected to continue to adversely affect our profitability and financial condition. As of the date of the filing of this report, the full effects of the COVID-19 pandemic are evolving and not fully known. The COVID-19 pandemic has to date caused significant economic and financial turmoil both in the U.S. and around the world. These conditions are expected to continue in the near term. Many businesses in our district and across the U.S. have been forced to suspend operations due to state and municipal restrictions imposed as a result of the COVID-19 pandemic. Ultimately, the significant slowdown in economic activity caused by the COVID-19 pandemic could continue to reduce loan demand at our member institutions, which could impact members’ demand for our products and services. It could also lead to a devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit, all of which have had and could continue to have an adverse impact on our financial condition and results of operations, including as a result of reduced business volumes, reduced income or increased credit losses.

Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond our control. Volatility in the capital markets caused by the COVID-19 pandemic has impacted demand for FHLBank debt and the cost of the debt the FHLBanks issue, which could impact our liquidity and profitability. Our business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments and their agencies. As stated previously, the Federal Reserve’s policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. In response to COVID-19, the Federal Open Market Committee (FOMC) lowered the target range for Federal funds to a target range of zero to 0.25 percent. The outlook for 2021 is uncertain, and there is a possibility that the FOMC may keep interest rates low or use other policies if economic conditions warrant, each of which could further impact the efficiency of our asset and liability management activities and continue to negatively affect our financial condition and results of operations.

Most of our employees have been working remotely since March of 2020. Management began bringing employees back to work in our offices in August but returned to a predominantly remote workforce as infection rates began trending upward in November. With most of our employees working remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. In addition, some of our employees, executive management team, or board of directors could become infected with the COVID-19 virus which, depending upon the number and the severity of their cases, could similarly affect our ability to conduct and manage our business effectively. Further, over time, remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by the COVID-19 pandemic which could, in turn, lead to operational challenges for us. These potential difficulties, disruptions and challenges could increase the likelihood that our financial condition and results of operations could be impacted.

Significant borrower defaults on loans made by our members could occur as a result of reduced economic activity and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that could arise from the failure of one or more of our members. Further, counterparty default, whether as a result of the operational or financial impacts of the COVID-19 pandemic, could adversely impact our financial condition and results of operations.

Business Risk - Legislative and Regulatory
Our business has been, and may continue to be, adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. To the extent that any actions by the U.S. government in response to an economic downturn, recession, inflation or other macro-level events or conditions cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. Our primary regulator, the FHFA, also continues to issue proposed and final regulatory and other requirements as a result of the Recovery Act, the Dodd-Frank Act and other significant legislation. Additionally, potential legislative and regulatory changes affecting our members, investors, and dealers of consolidated obligations could adversely affect our business activities, financial condition, and results of operations. We cannot predict the effect of any new regulations or other regulatory guidance on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, or our lending, investment, or mortgage loan activity, which could negatively affect our financial condition and results of operations. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

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

Member mergers or consolidations, failures, changes in member eligibility, or other changes in member business with us may adversely affect our financial condition and results of operations. The financial services industry periodically experiences consolidation, which may occur as a result of various factors including adjustments in business strategies and increasing expense and compliance burdens. If future consolidation occurs within our district, it may reduce the number of current and potential members in our district, resulting in a loss of business to us and a potential reduction in our profitability. Member failures and out-of-district consolidations, as well as members being deemed ineligible for continued FHLBank membership, also can reduce the number of current and potential members in our district. The resulting loss of business could negatively impact our financial condition and the results of operations, as well as our operations generally. If our advances are concentrated in a smaller number of members, our risk of loss resulting from a single event (such as the loss of a member’s business due to the member’s acquisition by a non-member or a member being deemed ineligible for continued membership) would become proportionately greater.

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

Changes in our credit ratings may adversely affect our business operations. As of February 28, 2021, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of February 28, 2021, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

Our funding depends on our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. Our counterparties in the capital markets are also subject to additional regulation following the financial crisis that began in 2008. These regulations could alter the balance sheet composition, market activities, and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of future severe financial, economic, or other disruptions. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

Market Risk
Our profitability may be adversely affected if we are not successful in managing our interest rate risk. Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advances volumes and pricing, mortgage loan volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.
Our business, results of operations and financial condition could be adversely impacted by the replacement of the LIBOR benchmark interest rate. We are evaluating the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. The market transition away from LIBOR is expected to be gradual and complicated, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. Introduction of an alternative reference rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. There can be no guarantee that SOFR will become widely used and that other alternative reference rates may or may not be developed with additional complications. We are not able to predict whether SOFR will become a widely accepted reference rate in place of LIBOR, or what the precise impact of a possible transition to SOFR or another alternate replacement reference rate will have on our business, financial condition, or results of operations. The Financial Conduct Authority (FCA) recently announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023, but we are unable to predict if LIBOR will continue to be a viable index despite the extension of the LIBOR sunset date for certain tenors. The upcoming discontinuance of LIBOR and transition to SOFR or an alternative reference rate could adversely impact existing financial assets and liabilities indexed to LIBOR, including the effectiveness of existing hedging transactions, which could have an adverse impact on our business, financial condition, and results of operations.

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

Events such as changes in our market risk profile, credit quality of assets held, and increased volatility of net income caused by the application of certain GAAP may affect the adequacy of our retained earnings and may require us to increase our threshold level of retained earnings and correspondingly reduce our dividends from historical payout ratios to achieve and maintain the threshold amounts of retained earnings under our RMP. Additionally, FHFA regulations on capital classifications could restrict our ability to pay dividends. Further, our ability to pay dividends at historical rates is impacted directly by our net income, so a decline in net income could result in a decline in dividend rates. A decline in dividend rates may diminish members’ interest in holding FHLBank capital stock and could decrease demand for advances, AMA or letters of credit.

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

We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyber attacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt our business or adversely affect our reputation. We rely heavily on information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we or one of our critical vendors experience a failure or interruption in any of these systems or other technology, including events caused by cyber attacks, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging, and advance activities. Additionally, such failure or breach could disrupt our systems or data necessary for the operation of our business and/or result in the disclosure or misuse of confidential or proprietary information, or the unavailability of systems or data that are necessary for the operation of our business. While we have implemented business resiliency and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. A failure to maintain current technology, systems, and facilities or an operational failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of February 28, 2021, we had 698 stockholders of record and 3,606,724 shares of Class A Common Stock and 11,925,008 shares of Class B Common Stock outstanding, including 9,644 shares of Class A Common Stock and 6,250 shares of Class B Common Stock subject to mandatory redemption by members or former members. "Classes" of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

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

Due to the decline in short-term interest rates in recent periods, stock dividends on Class A Common Stock and Class B Common Stock will likely be lower in 2021 than what was paid in 2020. Historically, dividend levels have been influenced by several factors, including the following objectives: (1) moving dividend rates gradually over time; (2) having dividends reflective of the level of current short‑term interest rates; and (3) managing the balance of retained earnings to appropriate levels as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

Item 6: Selected Financial Data

Table 7 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 7

	12/31/2020	12/31/2019	12/31/2018	12/31/2017	12/31/2016
Statement of Condition (as of period end):
Total assets	$52,591,712	$63,276,654	$47,715,256	$48,076,605	$45,216,749
Investments[1]	17,251,975	20,086,473	10,305,382	13,998,599	13,609,653
Advances	21,226,823	30,241,315	28,730,113	26,295,849	23,985,835
Mortgage loans, net[2]	9,205,207	10,633,009	8,410,462	7,286,397	6,640,725
Total liabilities	49,923,945	60,485,603	45,261,004	45,570,502	43,254,301
Deposits	1,229,361	790,640	473,820	461,769	598,931
Consolidated obligation discount notes, net[3]	10,882,417	27,447,911	20,608,332	20,420,651	21,775,341
Consolidated obligation bonds, net[3]	37,648,077	32,013,314	23,966,394	24,514,468	20,722,335
Total consolidated obligations, net[3]	48,530,494	59,461,225	44,574,726	44,935,119	42,497,676
Mandatorily redeemable capital stock	1,624	2,415	3,597	5,312	2,670
Total capital	2,667,767	2,791,051	2,454,252	2,506,103	1,962,448
Capital stock	1,574,004	1,766,456	1,524,537	1,640,039	1,226,675
Total retained earnings	1,051,455	999,809	914,022	840,406	735,196
Accumulated other comprehensive income (loss) (AOCI)	42,308	24,786	15,693	25,658	577
Statement of Income (for the year ended):
Net interest income	251,012	256,064	271,197	270,008	257,184
Provision (reversal) for credit losses on mortgage loans	(716)	387	27	(186)	(109)
Other income (loss)	(40,148)	22,973	(12,847)	15,987	(13,830)
Other expenses	80,407	72,816	69,108	67,036	63,706
Income before assessments	131,173	205,834	189,215	219,145	179,757
AHP	13,123	20,597	18,944	21,934	17,984
Net income	118,050	185,237	170,271	197,211	161,773
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid in cash[4]	273	281	399	267	291
Dividends paid in stock[4]	70,551	99,169	96,256	91,734	78,068
Weighted average dividend rate[5]	4.38%	6.46%	6.13%	5.77%	5.29%
Dividend payout ratio[6]	59.99%	53.69%	56.77%	46.65%	48.44%
Return on average equity	4.50%	7.32%	6.82%	8.18%	7.45%
Return on average assets	0.21%	0.33%	0.31%	0.37%	0.33%
Average equity to average assets	4.59%	4.45%	4.62%	4.55%	4.47%
Net interest margin[7]	0.44%	0.45%	0.50%	0.51%	0.53%
Total capital ratio[8]	5.07%	4.41%	5.14%	5.21%	4.34%
Regulatory capital ratio[9]	5.00%	4.38%	5.12%	5.17%	4.34%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
2    The allowance for credit losses on mortgage loans was $5,177,000, $985,000, $812,000, $1,208,000, and $1,674,000 as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000.
3    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 16 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.
4    Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $59,000, $139,000, $229,000, $195,000, and $79,000 for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.
5    Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
6    Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the period presented, although the FHFA regulation requires dividends be paid out of known income prior to declaration date.
7    Net interest income as a percentage of average earning assets.
8    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
9    Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

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
▪Executive Level Overview - a general description of our business and financial highlights;
▪Financial Market Trends - a discussion of current trends in the financial markets and overall economic environment, including the related impact on our operations;
▪Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical estimates and assumptions;
▪Results of Operations - an analysis of our operating results, including disclosures about the sustainability of our earnings;
▪Financial Condition - an analysis of our financial position;
▪Liquidity and Capital Resources - an analysis of our cash flows and capital position;
▪Risk Management - a discussion of our risk management strategies; and
▪Recently Issued Accounting Standards.

Additionally, refer to Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K for our MD&A for the fiscal year 2019 compared to fiscal year 2018.

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

Our primary funding source is consolidated obligations issued through the Office of Finance that facilitates the issuance and servicing of the consolidated obligations. The FHFA and the U.S. Secretary of the Treasury oversee the issuance of FHLBank debt. Consolidated obligations are debt instruments that constitute the joint and several obligations of all FHLBanks. Although consolidated obligations are not obligations of, nor guaranteed by, the U.S. government, the capital markets have traditionally viewed the FHLBanks’ consolidated obligations as “Federal agency” debt. As a result, the FHLBanks have historically had ready access to funding at relatively favorable spreads to U.S. Treasuries. Additional funds are provided by deposits (received from both member and non-member financial institutions), other borrowings, and the issuance of capital stock.

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500,000. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, AMA and letters of credit, at levels determined by management with the board of director’s approval and within the ranges stipulated in our Capital Plan. Our Advances activity-based stock requirement is 4.5 percent of the outstanding principal balance of advances. On July 23, 2020, FHLBank's board of directors changed the established AMA activity-based stock purchase requirement to three percent of the outstanding principal balance of AMA originated by or through that member and acquired by FHLBank from zero percent pursuant to its Capital Plan, effective as of August 5, 2020. The purchase requirement had been suspended for current members since July 2013. Former members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. The board of directors also established a Letters of Credit activity-based stock purchase requirement pursuant to its Capital Plan, effective as of January 22, 2021 at one quarter of one percent of the principal amount of letters of credit outstanding from the previous requirement of zero percent. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings, AMA balances, or letters of credit activity. For additional discussion of these changes to capital requirements, see "Liquidity and Capital Resources – Capital" under this Item 2.

At our discretion, we may repurchase excess stock resulting from a decline in a member’s advances, AMA or letters of credit activities. We believe it is important to manage our business and the associated risks so that we strive to provide franchise value by maintaining a core mission asset focus and meeting the following objectives: (1) achieve our liquidity, housing finance and community development missions by meeting member credit needs by offering advances, supporting residential mortgage lending through the MPF Program and through other products; (2) periodically repurchase excess capital stock in order to appropriately manage the size of our balance sheet; and (3) pay acceptable dividends.

The COVID-19 pandemic continued to impact financial markets at the end of 2020, as interest rates remained at historically low levels and financial institutions continued to experience high levels of liquidity resulting from economic stimulus payments passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities in response to the COVID-19 pandemic. The surge of COVID-19 infections, deaths, and associated restrictions at the end of 2020 generally slowed economic momentum that had been building during the second and third quarters of 2020, but we believe optimism surrounding vaccinations and the new administration's focus on pandemic response and relief has bolstered the stock market and other measures of consumer confidence in the first quarter of 2021. Pent-up consumer demand resulting from the pandemic is expected to accelerate economic recovery during the last half of 2021, as vaccination rates are anticipated to be high enough to lift COVID-related restrictions and give citizens the ability to resume pre-pandemic activities. Some businesses are projected to bring their workforce back onsite by early summer of 2021. Most of our employees have been working remotely since March of 2020. Management began bringing employees back to work in our offices in August 2020 but returned to a predominantly remote workforce as infection rates began trending upward in late November and early December 2020. We continue to conduct business without operational difficulties or disruptions despite the ongoing COVID-19 pandemic. We expect to continue the majority of our operations remotely until infection rates begin a significant downward trend, but began bringing employees back voluntarily and in phases beginning in March 2021.

During the second quarter of 2020, we provided $0.6 billion of zero-cost funding and $0.5 billion of low-cost funding to help members serve their customers affected by the COVID-19 pandemic. In March 2020, we also began accepting collateral modified by forbearance plans and loan modification agreements, including those with electronic signatures. We worked with the Federal Reserve to allow members to pledge their newly issued PPP loans to the Federal Reserve Bank of Kansas City. Additionally, we began accepting SBA PPP loans as collateral while limiting the reporting burden for members. For MPF PFIs, we waived delivery commitment extension fees through April 15, 2020 and eased certain underwriting, documentation and payment requirements for those impacted by the pandemic. For mortgage loans in the MPF Program, we are offering payment forbearance and temporary loan modification programs for borrowers impacted by the pandemic. Management continues to monitor the progress of the pandemic and is committed to assisting FHLBank members and their communities as impacts related to the pandemic continue to unfold.

Net income for the year ended December 31, 2020 was $118.1 million compared to $185.2 million for the year ended December 31, 2019. The $67.1 million decrease for the year was largely due to net losses on derivatives and hedging activities and trading securities, the majority of which occurred during the first quarter of 2020 due to the market disruption caused by the COVID-19 pandemic, although some stabilization was observed during the remainder of 2020 as the financial markets began a modest and uneven recovery. Detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities can be found in "Results of Operations" under this MD&A.

For the year ended December 31, 2020, net interest income was $251.0 million compared to $256.1 million for the same period in the prior year. Net interest income was reduced by a decline in the average balance and average rate of advances, the change in net interest settlements on fair value hedges, and increased premium amortization on mortgage-related assets due to faster prepayments, but the reduction was partially offset by a significant decrease in the cost of debt. The decrease in long-term market interest rates allowed us to replace approximately $13 billion of callable debt at a lower cost during 2020, which has reduced funding costs for current and future periods. The low interest rate environment has also allowed us to shift debt composition from discount notes to floating rate term debt, which more closely matches asset composition and reprices to the market more quickly than discount notes.

Total assets declined $10.7 billion, or 16.9 percent, from December 31, 2019 to December 31, 2020 driven mostly by a $9.0 billion decline in advances from $30.2 billion as of December 31, 2019 to $21.2 billion as of December 31, 2020. Advance demand by members has dropped significantly since the beginning of the second quarter of 2020 as many members have experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities in response to the COVID-19 pandemic. The average balance of advances declined $3.4 billion, or 12.2 percent, for the year ended December 31, 2020 when compared to the prior year period.

Total liabilities decreased $10.6 billion, or 17.5 percent, from December 31, 2019 to December 31, 2020 which corresponded with the decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, as we issued more floating rate debt indexed to SOFR to more closely reflect the repricing characteristics of our assets. The decrease in long-term market interest rates also allowed us to reduce our funding costs for current and future periods as previously mentioned. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this MD&A.

Total capital decreased $123.3 million, or 4.4 percent, between periods primarily due to a decrease in required capital stock related to the decline in advance utilization between periods that was subsequently repurchased, partially offset by the increase in required capital stock for AMA from the change to the AMA activity-based stock purchase requirement from zero to three percent effective August 5, 2020.

An increase in average assets partially funded by an increase in average equity combined with the decrease in net income resulted in a return on average equity (ROE) of 4.50 percent for the year ended December 31, 2020 compared to 7.32 percent for the prior year. Dividends paid to members totaled $70.8 million for the year ended December 31, 2020 compared to $99.5 million for the prior year. From December 31, 2019 to December 31, 2020, the dividend rate for Class A Common Stock decreased to 0.25 percent from 2.50 percent and the dividend rate for Class B Common Stock decreased to 5.25 percent from 7.50 percent. The weighted average dividend rate for the year ended December 31, 2020 was 4.38 percent, which represented a dividend payout ratio of 60.0 percent, compared to a weighted average dividend rate of 6.46 percent and a payout ratio of 53.7 percent for the same period in 2019. Differences in the weighted average dividend rates between periods are due to the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods and the decreases in the dividend rates. Other factors impacting the outstanding stock class mix during 2020 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 7).

Our strategic business plan is structured in such a way that our business activities are intended to achieve our mission consistent with the FHFA’s core mission achievement guidance. The Primary Mission Asset ratio is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less, utilizing par balances. Our Primary Mission Asset ratio was 74 percent for 2020. We intend to manage our balance sheet with the goal of maintaining a Primary Mission Asset ratio within a range of 70 to 80 percent. However, this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, so it is possible that we will be unable to maintain this level indefinitely.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 8 presents selected market interest rates as of the dates or for the periods shown.

Table 8

Market Instrument	Average Rate	Average Rate	12/31/2020	12/31/2019
	2020	2019	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1]	0.36%	2.21%	0.07%	1.55%
Federal funds effective rate[1]	0.36	2.16	0.09	1.55
Federal Reserve interest rate on excess reserves[1]	0.38	2.13	0.10	1.55
3-month U.S. Treasury bill[1]	0.35	2.09	0.07	1.55
3-month LIBOR[1]	0.65	2.33	0.24	1.91
2-year U.S. Treasury note[1]	0.39	1.97	0.12	1.57
5-year U.S. Treasury note[1]	0.54	1.95	0.36	1.69
10-year U.S. Treasury note[1]	0.89	2.14	0.92	1.92
30-year residential mortgage note rate[1,2]	3.30	4.22	2.90	3.95

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

The COVID-19 pandemic continued to impact financial markets at the end of 2020, as interest rates remained at historically low levels and financial institutions continued to experience high levels of liquidity resulting from economic stimulus payments passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities in response to the COVID-19 pandemic. The surge of COVID-19 infections, deaths, and associated restrictions at the end of 2020 slowed the economic momentum that began building during the second and third quarters of 2020, but we believe optimism surrounding vaccinations and the incoming administration's focus on pandemic response and relief bolstered the stock market and other measures of consumer confidence in January 2021. Pent-up consumer demand resulting from the pandemic is expected to accelerate economic recovery during the last half of 2021, as vaccination rates are anticipated to be high enough to lift COVID-related restrictions and give citizens the ability to resume pre-pandemic activities.

Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations widened in March of 2020, increasing the cost to issue these instruments. However, during the remainder of 2020, these spreads narrowed considerably resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to ample liquidity available to FHLBank members. At the January 2021 meeting, the FOMC maintained the Federal funds rate at a range between 0 percent and 0.25 percent and said it would be appropriate to maintain its quantitative easing (QE), repo and overnight lending programs to keep credit available until it is confident that the economy has recovered from the downturn related to the COVID-19 pandemic and is on track to achieve its maximum employment, inflation, and price stability goals. The FOMC has also indicated it will not raise rates in anticipation of higher inflation but will wait until inflation exceeds two percent for some time. Based on FOMC projections in its Summary of Economic Projections released on December 16, 2020, this will likely not occur until the end of 2023 or beyond. The FOMC stated its intent to continue its purchases of U.S. Treasuries and agency MBS as part of its QE. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and dire economic outlooks for the next several years have driven Treasury and other benchmark rates to or near historic lows. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world. The global economy appears to be emerging from the economic downturn, but recovery remains hampered by the ongoing pandemic. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for 2021 is uncertain, and it is likely that the FOMC will keep interest rates low or use other programs if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

In July 2017, the FCA announced that it planned to phase out the regulatory oversight of LIBOR interest rate indices by 2021. However, the FCA recently announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. This extends transition for existing instruments, many of which have inadequate fallback language, but is not intended to prolong transition for new LIBOR issuance. As of December 31, 2020, all of our exposure to LIBOR was in the 1-month, 3-month, and 6-month tenors. The Alternative Reference Rates Committee (ARRC) in the United States has proposed SOFR as its recommended alternative to US Dollar (USD) LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. As noted throughout this annual report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to USD LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank consolidated obligations. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including the economic impact of the COVID-19 pandemic, geopolitical events and/or disruptions; potential policy or regulatory changes under the new administration; changes in interest rates and the shape of the yield curve as the FOMC contemplates changes to monetary policy; and the replacement of LIBOR with another index as previously discussed.

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

A hedging relationship is created from the designation of a derivative financial instrument as hedging our exposure to changes in the fair value of a financial instrument. Fair value hedge accounting allows for the offsetting fair value of the hedged risk in the hedged item to also be recorded in current period earnings. Perfectly effective hedges that use interest rate swaps as the hedging instrument and that meet certain stringent criteria can qualify for “shortcut” fair value hedge accounting. Shortcut hedge accounting allows for the assumption of no ineffectiveness, which means that the change in fair value of the hedged item can be assumed to be equal to the change in fair value of the derivative. If the hedge is not designated for shortcut hedge accounting, it is treated as a “long haul” fair value hedge, where the change in fair value of the hedged item must be measured separately from the derivative, and for which quantitative effectiveness testing must be performed regularly with results falling within established tolerances. If the hedge fails effectiveness testing, the hedge no longer qualifies for hedge accounting and the derivative is marked to estimated fair value through current period earnings without any offsetting change in estimated fair value related to the hedged item.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item, changes in the market value of the derivative are reflected in income without any offset. As of December 31, 2020 and 2019, we held a portfolio of derivatives that are marked to market with no offsetting qualifying hedged item. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; (2) interest rate caps hedging adjustable rate MBS with embedded caps; and (3) interest rate swaps hedging variable rate consolidated obligation bonds. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities being hedged by economic hedges is expected to partially offset that impact. The change in fair value of the derivatives classified as economic hedges is only partially offset by the change in the fair value of trading securities being hedged by economic hedges because the amount of economic hedges exceeds the amount of swapped trading securities and because of the relationship between mortgage rates relative to the interest rate swap curve for the swapped MBS trading securities. See Tables 61 and 62 under Item 7A – "Quantitative and Qualitative Disclosures About Market Risk," which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation. The total par value of non-MBS and MBS classified as trading securities related to economic hedges was $1.6 billion and $0.8 billion, respectively, as of December 31, 2020, which matches the notional amount of interest rate swaps hedging the GSE debentures and MBS in trading securities on that date. For asset/liability management purposes, our fixed rate GSE debentures and MBS currently classified as trading are matched to interest rate swaps that effectively convert the securities from fixed rate investments to variable rate instruments. See Tables 15 through 18 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

Fair Value: As of December 31, 2020 and 2019, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

Fair value measurement under GAAP uses a three-level fair value hierarchy to reflect the level of judgment involved in estimating fair value. Fair values are based on market prices when they are available (generally considered a Level 1 or Level 2 valuation under GAAP). If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on prices of similar instruments (generally considered a Level 3 valuation under GAAP). Pricing models and their underlying assumptions are based on our best estimates for discount rates, prepayment speeds, market volatility and other factors. We validate our financial models at least annually and the models are calibrated to values from outside sources on a monthly basis. We validate modeled values to outside valuation services routinely to determine if the values generated from discounted cash flows are reasonable. Additionally, due diligence procedures are completed for third-party pricing vendors. The assumptions used by third-party pricing vendors or within our models may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. See Note 15 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for a detailed discussion of the assumptions used to calculate fair values and the due diligence procedures completed. The use of different assumptions as well as changes in market conditions could result in materially different net income and retained earnings.

As of December 31, 2020, we had no fair values that were classified as Level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and REO, which were written down to their fair values and considered Level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing for impaired mortgage loans and REO should be considered a Level 3 valuation.

Results of Operations
Earnings Analysis: Table 9 presents changes in the major components of our net income (dollar amounts in thousands):

Table 9

	Increase (Decrease) in Earnings Components
	2020 vs. 2019
	Dollar Change	Percentage Change
Total interest income	$(747,679)	(50.2)%
Total interest expense	(742,627)	(60.2)
Net interest income	(5,052)	(2.0)
Provision (reversal) for credit losses on mortgage loans	(1,103)	(285.0)
Net interest income after mortgage loan loss provision	(3,949)	(1.5)
Net gains (losses) on trading securities	7,881	11.2
Net gains (losses) on derivatives and hedging activities	(71,822)	(124.6)
Other non-interest income	820	7.9
Total other income (loss)	(63,121)	(274.8)
Operating expenses	1,205	2.1
Other non-interest expenses	6,386	41.3
Total other expenses	7,591	10.4
AHP assessments	(7,474)	(36.3)
NET INCOME	$(67,187)	(36.3)%

Table 10 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 10

	2020		2019		2018
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$191,103	25.8%	$466,531	31.3%	$361,563	28.8%
Advances	268,051	36.2	716,199	48.1	637,203	50.7
Mortgage loans held for portfolio	280,708	37.9	304,582	20.5	256,698	20.4
Other	1,211	0.1	1,440	0.1	1,545	0.1
TOTAL INTEREST INCOME	$741,073	100.0%	$1,488,752	100.0%	$1,257,009	100.0%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income for the year ended December 31, 2020 was $118.1 million compared to $185.2 million for the year ended December 31, 2019. The $67.1 million decrease for the year was largely due to net losses on derivatives and hedging activities and trading securities, the majority of which occurred during the first quarter of 2020 due to the market disruption caused by the COVID-19 pandemic, although some stabilization was observed during the remainder of 2020 as the financial markets began a modest and uneven recovery. Spreads between investments and their associated swaps widened considerably during the first quarter of 2020 as a result of the COVID-19 market disruption, therefore impacting fair values at the end of the first quarter. These spreads normalized during the remainder of 2020, but the continued low interest rate environment kept the fair values of derivatives depressed and caused a decline in net interest settlements (from net interest received in 2019 to net interest paid in 2020, which decreased income) for 2020. This decline in derivative fair values was partially offset by gains on trading securities for the current year, as the coupons on the trading securities are higher than current market rates. While we generally consider fair value fluctuations to be temporary and expect to recover these losses in future periods, the outlook for 2021 is uncertain, so the fair values of our assets and derivatives could decline or fail to recover for a prolonged period of time. For detailed discussion relating to the fluctuations in net gains (losses) on derivatives and hedging activities and net gains (losses) on trading securities, see "Net Gains (Losses) on Derivatives and Hedging Activities" and "Net Gains (Losses) On Trading Securities" under this Item 7.

Other expenses increased by $7.6 million for the year ended December 31, 2020 compared to the prior year period, primarily due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances. See "Financial Condition - Advances" under this Item 2 for additional information on the advances issued in response to the COVID-19 pandemic. Net interest income decreased by $5.1 million for the year ended December 31, 2020 compared to the same period in the prior year, discussed in greater detail below. An increase in average assets partially funded by an increase in average equity combined with the decrease in net income resulted in a decrease in ROE to 4.50 percent for the year ended December 31, 2020 compared to 7.32 percent for the prior year. Dividends paid to members totaled $70.8 million for the year ended December 31, 2020 compared to $99.5 million for the prior year.

Net Interest Income: Net interest income decreased $5.1 million for the comparative annual periods, from $256.1 million for the year ended December 31, 2019 to $251.0 million for the year ended December 31, 2020. Net interest income was reduced by a decline in the average balance and average rate of advances, the change in net interest settlements on fair value hedges, and increased premium amortization on mortgage-related assets due to faster prepayments, but these reductions were partially offset by a significant decrease in our cost of debt and an increase in advance prepayment fees. This decrease in the cost of debt and increase in prepayment fees also resulted in an improvement in net interest spread for 2020 compared to 2019.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the COVID-19 pandemic-related market volatility resulted in declines across the interest rate curve during the first quarter of 2020 that persisted through 2020. During the first quarter, this volatility created margin compression on the short end of the curve, as overnight assets repriced downward faster than the liabilities funding them. Advance demand by members dropped significantly during 2020, as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities. This decline in advance demand, along with the impact of the decline in market interest rates on adjustable rate advances and new or modified advances, was the most significant factor in the decline in interest income in 2020. The decline in long-term interest rates has caused an increase in mortgage loan prepayments, which reduces net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates. The decline in interest rates also impacted net interest income in the form of net interest settlement expense on advances and available-for-sale securities in 2020, compared to income from net interest settlements in 2019. However, management has actively managed our funding composition in response to market conditions, as the stability of the interest rate environment enabled us to shift debt composition from discount notes to floating rate term debt, which more closely matches asset composition and reprices to market interest rates more quickly than discount notes. Further, we were able to replace approximately $13 billion of callable debt at a lower cost in 2020. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods. Our cost of debt also decreased due to a decline in the cost of discount notes, floating rate debt, and net interest settlements on swapped discount notes and bonds as market interest rates declined, partially offset by accelerated concession amortization on the called debt.

Average Balances: The average balance of interest-earning assets increased $91.1 million, or 0.2 percent, for the year ended December 31, 2020 compared to the same period in the prior year. Average advance balances decreased $3.4 billion, which reflects the reduced demand for advances resulting from deposit inflows from stimulus payments and other Federal relief available to our members, as mentioned previously. The decrease in advances was offset by increases in short- and long-term investments and mortgage loans for 2020 compared to 2019. The moderate increase in long-term investments between periods represents an increase in high-quality liquid asset (HQLA) investments partially offset by a slight decline in MBS. Investments are used to enhance income and provide liquidity within balance sheet and portfolio parameters. The increase in the average balance of mortgage loans despite the increase in prepayments reflects the consistent growth in our mortgage loan portfolio that has occurred for the past several years. We have implemented strategies to manage growth in the mortgage loan portfolio in order to remain within internal limits for AMA as a percent of total assets, as the decline in advance balances caused us to exceed our targeted risk tolerance at times during 2020. For further discussion of investments, advances and mortgage loans, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Yields: Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the year ended December 31, 2020 was 1.30 percent compared to 2.62 percent for the year ended December 31, 2019. The average cost of interest-bearing liabilities for the year ended December 31, 2020 was 0.91 percent, compared to 2.28 percent for the year ended December 31, 2019, which reflects an improvement in net interest spread of five basis points. Net interest margin declined by one basis point to 44 basis points for the year ended December 31, 2020 compared to 45 basis points in the prior year despite the increase in net interest spread due to the higher balances of lower yielding assets combined with an increase in average capital. Average advance balances declined by $3.4 billion, or 12.2 percent for the twelve months ended December 31, 2020 compared to the prior year period. The yield on advances also declined as adjustable rate advances and new or modified advances reflect current lower market interest rates, which contributed to lower net interest income and margin. This decrease in yield was marginally offset by an increase in prepayment fees. The average balance of mortgage loans increased $1.2 billion, or 13.1 percent, for 2020 compared to the prior year period, although accelerated premium amortization from prepayments and mortgage loan purchases at lower interest rates has decreased the yield on the portfolio. Mortgage loans, which are one of our highest net spread assets, increased as a percentage of total assets during 2020 as a result of the decline in advances, representing 17.5 percent of total assets as of December 31, 2020, compared to 16.8 percent as of December 31, 2019. However, the spread on mortgage loans has been compressed in recent periods as a result of accelerated premium amortization from prepayments, but this increase in premium amortization has been largely offset by the reduction in the cost of debt so this spread is expected to widen in future periods as the accelerated amortization of concessions on called debt rolls off and prepayments eventually subside. The decline in yields on earning assets was largely offset by the 137 basis point decrease in the cost of debt as a result of called debt reissued at lower rates combined with a decline in the cost of discount notes, floating rate debt, and net interest settlements as market interest rates declined, partially offset by accelerated concession amortization on the called debt (see Table 13). For further discussion of how we use bonds and discount notes, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Consolidated Obligations.

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives and hedging activities (see Tables 15 and 16 under this Item 7) instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 11 and 12 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 11

	2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,687)	$(2,862)	$—	$(175)	$(313)	$(5,037)
Net amortization/accretion of hedging activities	(1,566)	—	(3,236)	—	—	(4,802)
Net interest received (paid)	(47,328)	(104,230)	—	18,402	36,206	(96,950)
TOTAL	$(50,581)	$(107,092)	$(3,236)	$18,227	$35,893	$(106,789)

Table 12

	2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$47	$(2,274)	$—	$193	$(363)	$(2,397)
Net amortization/accretion of hedging activities	(1,356)	—	(2,029)	—	—	(3,385)
Net interest received (paid)	19,860	1,281	—	20	(5,312)	15,849
TOTAL	$18,551	$(993)	$(2,029)	$213	$(5,675)	$10,067

Table 13 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 13

	2020			2019			2018
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,405,969	$6,092	0.43%	$888,890	$19,801	2.23%	$762,346	$14,957	1.96%
Securities purchased under agreements to resell	3,885,281	17,812	0.46	4,521,312	104,397	2.31	3,571,355	71,298	2.00
Federal funds sold	2,452,063	5,050	0.21	1,476,595	32,834	2.22	2,229,989	40,306	1.81
Investment securities[1]	13,580,306	162,149	1.19	12,121,452	309,499	2.55	9,401,909	235,002	2.50
Advances[1],[2]	24,877,906	268,051	1.08	28,322,033	716,199	2.53	29,899,634	637,203	2.13
Mortgage loans[3],[4]	10,549,506	280,708	2.66	9,326,732	304,582	3.27	7,816,191	256,698	3.28
Other interest-earning assets	44,875	1,211	2.70	47,752	1,440	3.02	46,113	1,545	3.35
Total earning assets	56,795,906	741,073	1.30	56,704,766	1,488,752	2.62	53,727,537	1,257,009	2.34
Other non-interest-earning assets	303,440			241,586			357,122
Total assets	$57,099,346			$56,946,352			$54,084,659

Interest-bearing liabilities:
Deposits	$819,270	1,802	0.22	$544,001	9,820	1.81	$560,819	8,912	1.59
Consolidated obligations[1]:
Discount Notes	17,325,512	123,124	0.71	23,972,736	532,155	2.22	24,713,789	451,380	1.83
Bonds	35,560,196	363,896	1.02	29,441,519	689,275	2.34	25,988,893	524,255	2.02
Other borrowings	50,726	1,239	2.44	51,854	1,438	2.78	44,565	1,265	2.84
Total interest-bearing liabilities	53,755,704	490,061	0.91	54,010,110	1,232,688	2.28	51,308,066	985,812	1.92
Capital and other non-interest-bearing funds	3,343,642			2,936,242			2,776,593
Total funding	$57,099,346			$56,946,352			$54,084,659

Net interest income and net interest spread[5]		$251,012	0.39%		$256,064	0.34%		$271,197	0.42%

Net interest margin[6]			0.44%			0.45%			0.50%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment. For 2019 and 2020, interest amounts reported for advances, investment securities, consolidated obligation discount notes, and consolidated obligation bonds include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts for 2018 do not conform to new hedge accounting guidance adopted January 1, 2019.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $7.7 million, $6.9 million and $6.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 14 summarizes changes in interest income and interest expense (in thousands):

Table 14

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$7,628	$(21,337)	$(13,709)	$2,668	$2,176	$4,844
Securities purchased under agreements to resell	(12,928)	(73,657)	(86,585)	20,834	12,265	33,099
Federal funds sold	13,398	(41,182)	(27,784)	(15,481)	8,009	(7,472)
Investment securities	33,592	(180,942)	(147,350)	69,338	5,159	74,497
Advances	(78,355)	(369,793)	(448,148)	(35,004)	114,000	78,996
Mortgage loans	36,867	(60,741)	(23,874)	49,338	(1,454)	47,884
Other assets	(83)	(146)	(229)	51	(156)	(105)
Total earning assets	119	(747,798)	(747,679)	91,744	139,999	231,743
Interest Expense[3]:
Deposits	3,374	(11,392)	(8,018)	(274)	1,182	908
Consolidated obligations:
Discount notes	(118,496)	(290,535)	(409,031)	(13,891)	94,666	80,775
Bonds	121,505	(446,884)	(325,379)	74,711	90,309	165,020
Other borrowings	(30)	(169)	(199)	202	(29)	173
Total interest-bearing liabilities	6,353	(748,980)	(742,627)	60,748	186,128	246,876
Change in net interest income	$(6,234)	$1,182	$(5,052)	$30,996	$(46,129)	$(15,133)

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
3    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment. For 2019 and 2020, interest amounts reported for advances, investment securities, consolidated obligation discount notes, and consolidated obligation bonds include realized and unrealized gains (losses) on hedged items and derivatives in qualifying hedge relationships. Prior period interest amounts for 2018 do not conform to new hedge accounting guidance adopted January 1, 2019.

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

Table 15

	2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,997)	$(75,965)	$—	$—	$352	$(78,610)
Mortgage delivery commitments	—	—	(4,205)	—	—	(4,205)
Economic hedges – net interest received (paid)	(223)	(46,389)	—	(148)	130	(46,630)
Net gains (losses) on derivatives and hedging activities	(3,220)	(122,354)	(4,205)	(148)	482	(129,445)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	77,652	—	—	—	77,652
TOTAL	$(3,220)	$(44,702)	$(4,205)	$(148)	$482	$(51,793)

Table 16

	2019
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(1,379)	$(71,468)	$—	$(1)	$14,960	$(57,888)
Mortgage delivery commitments	—	—	4,309	—	—	4,309
Discount note commitments	—	—	—	(70)	—	(70)
Economic hedges – net interest received (paid)	(21)	(2,263)	—	(3)	(1,687)	(3,974)
Net gains (losses) on derivatives and hedging activities	(1,400)	(73,731)	4,309	(74)	13,273	(57,623)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	70,950	—	—	—	70,950
TOTAL	$(1,400)	$(2,781)	$4,309	$(74)	$13,273	$13,327

For the years ended December 31, 2020 and 2019, net gains and losses on derivatives and hedging activities resulted in a decrease in net income of $129.4 million and $57.6 million, respectively. The $71.8 million decrease for 2020 was a result of temporary changes in the fair values of derivatives resulting from market volatility related to the COVID-19 pandemic. Although interest rates remained low, some recovery occurred during the remainder of 2020, as spreads between investments and their associated swaps normalized from the widening that negatively impacted fair values during the first quarter of 2020. Further, the decrease in the level of swap index rates from December 31, 2019 to December 31, 2020 had a negative impact on the net interest settlements of interest rate swaps, which decreased net income by $46.6 million for the year ended December 31, 2020, compared to a decrease in net income of $4.0 million for the year ended December 31, 2019. The fair value losses (excluding related net interest settlements) on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were more than offset by the fair value gains attributable to the swapped securities for the year ended December 31, 2020, which are recorded in net gains (losses) on trading securities (see Table 17). The unrealized gains on trading securities were generally driven by the decreases in interest rates between periods and are discussed in greater detail below.

For 2019, the majority of the losses were economic interest rate swaps associated with trading securities, and declines in LIBOR and the overnight index swap rate (OIS) (i.e., the index rates on these swaps) between 2018 and 2019 resulted in fair value losses that were largely offset by fair value gains on the trading securities (see Table 17). We experienced unrealized fair value gains on basis swaps economically hedging consolidated obligations primarily caused by the decline in one-month LIBOR. We experienced unrealized fair value losses on interest rate swaps indexed to OIS and hedging U.S. Treasury obligations held in our trading portfolio as OIS declined towards the end of the year relative to the rates at inception. These fluctuations were offset by unrealized gains for the year ended December 31, 2019 attributable to the swapped U.S. Treasury obligations, which are recorded in net gains (losses) on trading securities. Unrealized losses on our interest rate swaps matched to GSE debentures for the year ended December 31, 2019 were a result of the passage of time, as several derivatives approached maturity (reducing the overall loss position of the derivatives), changes in interest rates for their respective maturities (pay fixed rate swap), and decreases in three-month LIBOR (receive variable rate swap). These fluctuations were offset by unrealized gains for the years ended December 31, 2019 attributable to the swapped GSE debentures, which are recorded in net gains (losses) on trading securities.

Table 17 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment, by investment type (in thousands):

Table 17

	2020			2019
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$(19,052)	$18,001	$(1,051)	$(18,745)	$18,766	$21
GSE debentures	(16,505)	15,849	(656)	(14,951)	16,026	1,075
GSE MBS	(40,663)	43,802	3,139	(37,421)	36,158	(1,263)
TOTAL	$(76,220)	$77,652	$1,432	$(71,117)	$70,950	$(167)

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

Table 18

	2020	2019
Trading securities not hedged:
GSE debentures	$—	$(496)
U.S. obligation MBS and GSE MBS	304	(193)
Short-term securities	186	—
Total trading securities not hedged	490	(689)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	18,001	18,766
GSE debentures	15,849	16,026
GSE MBS	43,802	36,158
Total trading securities hedged on an economic basis with derivatives	77,652	70,950
TOTAL	$78,142	$70,261

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 17 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads, and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate Treasury rates and swapped on an economic basis to OIS or SOFR. The unrealized gains for the current year reflect the broad decline in market interest rates across all tenors and indices between periods.

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $7.6 million for the year ended December 31, 2020, compared to the prior year period primarily due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances. See "Financial Condition – Advances" under this Item 2 for additional information on the advances issued in response to COVID-19. We expect modest increases in compensation and benefits expense for 2021 in anticipation of hiring for new positions. We also expect an increase in operating expense in 2021 due to planned software implementations. We do not expect a material increase in operating expenses related to the ongoing COVID-19 pandemic, as certain budgeted expenses were reallocated for pandemic-related operating expenses.

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

Adjusted income was $133.1 million for the year ended December 31, 2020 compared to $190.9 million for the year ended December 31, 2019. The decrease in adjusted income for the current year compared to net income as reported under GAAP was a result of the decline in adjusted net interest income due to the impact of lower market interest rates on net interest settlements (see Table 20). Management uses adjusted net interest income to effectively evaluate drivers of net interest income by consistently presenting the impact of derivatives on net interest margin. Fair value gains and losses required by GAAP to be presented in net interest margin are removed while interest settlements on economic derivatives are added or subtracted from GAAP net interest income so that only the derivative interest settlements are recorded in net interest margin for adjusted net interest income presentation purposes. Reconciliations of adjusted income and adjusted net interest income are presented below.

Table 19 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 19

	2020	2019
Net income, as reported under GAAP	$118,050	$185,237
AHP assessments	13,123	20,597
Income before AHP assessments	131,173	205,834
Derivative (gains) losses[1]	87,852	56,046
Trading (gains) losses	(78,142)	(70,261)
Prepayment fees on terminated advances	(6,278)	(763)
Net (gains) losses on sale of held-to-maturity securities	—	46
Net (gains) losses on sale of available-for-sale securities	(1,523)	—
Total excluded items	1,909	(14,932)
Adjusted income (a non-GAAP measure)	$133,082	$190,902

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Table 20 presents a reconciliation of GAAP net interest income to adjusted net interest income (in thousands):

Table 20

	2020	2019
Net interest income, as reported under GAAP	$251,012	$256,064
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	5,037	2,397
Net interest settlements on derivatives not qualifying for hedge accounting	(46,630)	(3,974)
Prepayment fees on terminated advances	(6,278)	(763)
Adjusted net interest income (a non-GAAP measure)	$203,141	$253,724

Net interest margin, as calculated under GAAP	0.44%	0.45%
Adjusted net interest margin (a non-GAAP measure)	0.36%	0.45%

Table 21 presents a comparison of adjusted ROE (a non-GAAP financial measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE for the year ended December 31, 2020 compared to the prior year period reflects the decrease in adjusted net income. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 21

	2020	2019
Average GAAP total capital	$2,622,776	$2,531,504
ROE, based upon GAAP net income	4.50%	7.32%
Adjusted ROE, based upon adjusted income	5.07%	7.54%
Average overnight Federal funds effective rate	0.36%	2.16%
Adjusted ROE as a spread to average overnight Federal funds effective rate	4.71%	5.38%

Financial Condition
Overall: Total assets declined between periods, from $63.3 billion at December 31, 2019 to $52.6 billion at December 31, 2020, driven mostly by the $9.0 billion, or 29.8 percent, decline in advances between periods as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Mortgage loans decreased by $1.4 billion during the year, representing 17.5 percent of total assets as of December 31, 2020, compared to 16.8 percent as of December 31, 2019. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin, although accelerated premium amortization from mortgage loan prepayments has resulted in spread compression in recent periods. Total liabilities decreased $10.6 billion from December 31, 2019 to December 31, 2020 which corresponded with the decline in assets, and the funding mix shifted to a lower percentage of discount notes between periods, as we issued more floating rate debt indexed to SOFR to better reflect the repricing characteristics of our assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Treasury bills, or OIS. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 7.

Total capital decreased $123.3 million, or 4.4 percent, from December 31, 2019 to December 31, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods, resulting in excess stock that was subsequently repurchased, partially offset by the increase in required capital stock for AMA from the change to the AMA activity-based stock purchase requirement from zero to three percent effective August 5, 2020.

Dividends paid to members totaled $70.8 million for the year ended December 31, 2020 compared to $99.5 million for the same period in the prior year. From December 31, 2019 to December 31, 2020, the dividend rate for Class A Common Stock decreased from 2.50 percent to 0.25 percent and the dividend rate for Class B Common Stock decreased from 7.50 percent to 5.25 percent. The weighted average dividend rate for the year ended December 31, 2020 was 4.38 percent, which represented a dividend payout ratio of 60.0 percent, compared to a weighted average dividend rate of 6.46 percent and a payout ratio of 53.7 percent for the same period in 2019. The increase in payout ratios between periods was a result of the decline in income as a result of the aforementioned COVID-19 market volatility that began near the end of the first quarter of 2020. The dividend payout ratio represents dividends declared and paid during a quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in December 2020 were based on income during the three months ended November 2020. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from FOMC rate cuts in March 2020 to stimulate the U.S. economy. (See Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels during 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy.

The majority of our short-term advances and overnight investments are funded with floating rate bonds to achieve certain liquidity targets, which is reflected in Table 22, as the allocation of discount notes decreased and bonds increased. Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	12/31/2020	12/31/2019
Assets:
Cash and due from banks	8.7%	3.0%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	9.8	10.3
Investment securities	23.0	21.4
Advances	40.4	47.8
Mortgage loans, net	17.5	16.8
Other assets	0.6	0.7
Total assets	100.0%	100.0%

Liabilities:
Deposits	2.3%	1.2%
Consolidated obligation discount notes, net	20.7	43.4
Consolidated obligation bonds, net	71.6	50.6
Other liabilities	0.3	0.4
Total liabilities	94.9	95.6

Capital:
Capital stock outstanding	3.0	2.8
Retained earnings	2.0	1.6
Accumulated other comprehensive income (loss)	0.1	—
Total capital	5.1	4.4
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	12/31/2020 vs. 12/31/2019
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$2,653,249	138.4%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(1,381,156)	(21.2)
Investment securities	(1,453,342)	(10.7)
Advances	(9,014,492)	(29.8)
Mortgage loans, net	(1,427,802)	(13.4)
Other assets	(61,399)	(15.4)
Total assets	$(10,684,942)	(16.9)%

Liabilities:
Deposits	$438,721	55.5%
Consolidated obligation discount notes, net	(16,565,494)	(60.4)
Consolidated obligation bonds, net	5,634,763	17.6
Other liabilities	(69,648)	(29.8)
Total liabilities	(10,561,658)	(17.5)

Capital:
Capital stock outstanding	(192,452)	(10.9)
Retained earnings	51,646	5.2
Accumulated other comprehensive income (loss)	17,522	70.7
Total capital	(123,284)	(4.4)
Total liabilities and capital	$(10,684,942)	(16.9)%

Advances: Our advance products are developed, as authorized in the Bank Act and regulations established by the FHFA, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. The Federal Reserve Bank’s PPP Liquidity Facility was a direct competitor for FHLBank advances during the majority of 2020, although any quantification of that impact on advance balances is difficult to determine. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is typically less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds. We continuously evaluate our product offerings in an effort to anticipate and meet member demand and stay competitive, especially as funding availability changes, including the transition from LIBOR to other indices with less optionality. As such, in October 2020, we placed a moratorium on the issuance of convertible advances and we no longer offer the Member Option Advance, which was a form of callable advance where the cost of the call option is paid upfront.

Advances decreased $9.0 billion from December 31, 2019 to December 31, 2020 as a result of a decrease in member demand for advances, as many members experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Though the majority of the decrease in advances is attributable to our largest borrowers, the decline in advance demand was widespread among FHLBank membership. Advance composition shifted from adjustable rate to fixed rate, as members called adjustable rate callable advances in favor of regular and short-term fixed rate advances as interest rates declined. Members also modified advances to lower rates and extended fixed rate advance terms as a result of the decline in interest rates. We anticipate volatility in advance balances in 2021 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances. Advances could decline if additional economic stimulus increases market liquidity as it flows to members in the form of deposits. We also anticipate an increase in advance modifications, which will lower the yield on the portfolio to current market rates, but the advance is retained and the member pays a prepayment fee for the modification.

During the three months ended June 30, 2020, we issued subsidized COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances had a term of six months and the low-cost advances have terms between 6 and 24 months. As of December 31, 2020, $0.5 billion of low-cost advances were outstanding. All zero-cost advances had matured as of December 31, 2020. Advances are no longer being issued under this program, but management continues to monitor the progress of the pandemic and is committed to assisting our members and their communities as the pandemic continues to have an adverse impact on households and businesses.

Table 24 summarizes advances outstanding by product (dollar amounts in thousands):

Table 24

	12/31/2020		12/31/2019
	Dollar	Percent	Dollar	Percent
Adjustable rate:
Standard advance products:
Line of credit	$979,591	4.6%	$9,421,491	31.2%
Regular adjustable rate advances	1,132,700	5.4	665,000	2.2
Adjustable rate callable advances	2,322,600	11.1	11,444,700	38.0
Standard housing and community development advances:
Adjustable rate callable advances	35,712	0.2	37,212	0.1
Total adjustable rate advances	4,470,603	21.3	21,568,403	71.5
Fixed rate:
Standard advance products:
Short-term fixed rate advances	8,672,584	41.4	1,111,007	3.7
Regular fixed rate advances	5,055,179	24.1	4,717,025	15.6
Fixed rate callable advances	20,146	0.1	17,241	0.1
Standard housing and community development advances:
Regular fixed rate advances	461,178	2.2	470,925	1.6
Fixed rate callable advances	831	—	2,831	—
Total fixed rate advances	14,209,918	67.8	6,319,029	21.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,656,550	7.9	1,607,500	5.3
Amortizing:
Standard advance products:
Fixed rate amortizing advances	323,928	1.5	331,551	1.1
Fixed rate callable amortizing advances	10,702	0.1	10,807	—
Standard housing and community development advances:
Fixed rate amortizing advances	292,448	1.4	324,477	1.1
Fixed rate callable amortizing advances	8,292	—	10,288	—
Total amortizing advances	635,370	3.0	677,123	2.2
TOTAL PAR VALUE	$20,972,441	100.0%	$30,172,055	100.0%

An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2020 and 2019. Advance par value decreased by 30.5 percent from December 31, 2019 to December 31, 2020 (see Table 24) and the majority of the decrease was in line-of-credit and adjustable rate callable advances partially offset by an increase in short-term fixed rate advances. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from pricing efficiency in a declining interest rate environment. Members are beginning to transition away from adjustable rate callable advances as pricing on other products has become more attractive and we expect this trend to continue.

As of December 31, 2020 and 2019, 56.3 percent and 57.6 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. As previously mentioned, most members are flush with liquidity as a result of economic stimulus payments and other funding options such as the Federal Reserve Bank's PPP Liquidity Facility. Advance demand could decline further if additional economic stimulus increases market liquidity as it flows to members in the form of deposits. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. Following the recent steep decline in rates, our short-term advances should continue to become more attractive relative to other funding options even when taking the reduction in dividend rates into consideration. We experienced advance growth from our smaller members in the short term as they took advantage of the subsidized COVID-19 Relief Advances to help serve their customers affected by the COVID-19 pandemic, but this increase did not offset decreases from larger members as previously discussed. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., OIS beginning in late 2018 and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 89.3 percent and 91.0 percent of our total advance portfolio as of December 31, 2020 and 2019, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. Furthermore, we began offering adjustable rate advances indexed to SOFR in late 2020. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

Our potential credit risk from advances is concentrated in commercial banks and savings institutions in our four-state district, but also includes potential credit risk exposure to insurance companies, credit unions, housing associates and a small number of non-members. Table 25 presents advances outstanding by borrower type (in thousands):

Table 25

	12/31/2020	12/31/2019
Member advances:
Commercial banks	$6,358,653	$12,524,921
Savings institutions	9,272,904	11,376,368
Insurance companies	3,800,672	3,817,982
Credit unions	1,351,697	2,284,657
CDFI	10,624	8,751
Total member advances	20,794,550	30,012,679

Non-member advances:
Housing associates	152,891	120,800
Non-member borrowers[1]	25,000	38,576
Total non-member advances	177,891	159,376

TOTAL PAR VALUE	$20,972,441	$30,172,055

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

Table 26

	12/31/2020		12/31/2019
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$7,460,000	35.6%	$8,585,000	28.5%
Capitol Federal Savings Bank	1,740,000	8.3	2,090,000	6.9
United of Omaha Life Insurance Co.	1,420,604	6.8	1,205,761	4.0
Security Life of Denver Insurance Co.	1,010,000	4.8	925,000	3.1
Gateway First Bank	547,468	2.6
BOKF, N.A.			4,500,000	14.9
TOTAL	$12,178,072	58.1%	$17,305,761	57.4%

Table 27 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 27

	2020		2019
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$49,220	15.8%	$157,654	22.7%
BOKF, N.A.	34,049	11.0	174,240	25.1
Capitol Federal Savings Bank	31,713	10.2	52,267	7.5
American Fidelity Assurance Co.	12,033	3.9
United of Omaha Life Insurance Co.	10,356	3.3	24,411	3.5
Security Life of Denver Insurance Co.			17,076	2.5
TOTAL	$137,371	44.2%	$425,648	61.3%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 10 for information on the amount of interest income on advances as a percentage of total interest income for the years ended December 31, 2020, 2019, and 2018.

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending;(4) manage assets/liabilities; or (5) provide liquidity or other funding. Outstanding letters of credit balances totaled $5.4 billion and $4.8 billion as of December 31, 2020 and 2019, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2020 and 2019, which are noted in Table 25, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2020 was $2.7 billion. The low interest rate environment has increased mortgage loan prepayments, which has resulted in a decrease of 13.4 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2019 to December 31, 2020. Net mortgage loans as a percentage of total assets increased, from 16.8 percent as of December 31, 2019 to 17.5 percent as of December 31, 2020. Table 10 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the years ended December 31, 2020, 2019, and 2018.

As a result of the recent decline in advances, we are monitoring our targeted AMA risk tolerance as a percent of our balance sheet and are implementing strategies to manage growth in the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our capital level and allows the balance of mortgage loans to increase without exceeding our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including participating loan volume (as described below) to members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2020. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. During 2020 and 2019, we had MPF Xtra loan volume of $1.6 billion and $0.1 billion, respectively. The large increase in MPF Xtra volume from 2019 to 2020 reflects efforts in 2020 to manage growth in consideration of our AMA risk tolerance, as discussed above. The MPF Government MBS product is a structure where our PFIs sell government loans to FHLBank Chicago that are aggregated and pooled into securities guaranteed by Ginnie Mae. We had volume of $237.2 million and $106.8 million in the MPF Government MBS product during 2020 and 2019, respectively. During 2018, we began offering the MPF Direct product, which provides the PFI the opportunity to sell to Redwood Trust (an entity that is not affiliated with us) for securitization mortgage loans exceeding the FHFA conforming loan limit under the MPF Program structure. We had volume of $0.6 million and $13.7 million in MPF Direct during 2020 and 2019, respectively. This product was discontinued during 2020, hence the decline from 2019 to 2020. Effective January 1, 2022, the MPF Xtra product is subject to an annual limit of $1.5 billion program-wide for all participating FHLBanks combined which is expected to reduce volumes and, therefore, fee income as well. We receive a counterparty fee from our PFIs for facilitating their participation in these products.

Table 28 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 28

	12/31/2020		12/31/2019
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$481,224	5.3%	$925,748	8.8%
Tulsa Teachers Credit Union	338,935	3.7
Fidelity Bank	333,086	3.7	393,205	3.8
FirstBank of Colorado	318,220	3.5	424,437	4.1
West Gate Bank	270,985	3.0
Mutual of Omaha Bank			396,389	3.8
Sunflower Bank			383,226	3.7
TOTAL	$1,742,450	19.2%	$2,523,005	24.2%

Table 29 presents information regarding the asset quality of our mortgage loan portfolio (in thousands):
Table 29

	2020	2019	2018	2017	2016
Nonaccrual, past due and restructured loans:
Nonaccrual loans, UPB[1]	$115,353	$14,905	$11,198	$16,456	$14,897
Loans past due 90 days or more and still accruing interest, UPB	22,428	8,505	7,631	6,031	4,962

Allowance for credit losses on mortgage loans:
Beginning balance	$985	$812	$1,208	$1,674	$1,972
Adjustment for cumulative effect of accounting change[2]	6,123	—	—	—	—
Charge-offs/recoveries[3]	(1,215)	(214)	(423)	(280)	(189)
Provision (reversal) for mortgage loan losses	(716)	387	27	(186)	(109)
Ending balance	$5,177	$985	$812	$1,208	$1,674

Interest income shortfall for nonaccrual loans:
Gross amount of interest income that would have been recorded based on original terms	$4,679	$723	$636	$894	$859
Interest recognized in income during the period	(2,710)	(566)	(493)	(661)	(687)
Shortfall	$1,969	$157	$143	$233	$172

1    Conventional residential mortgage loans are classified as nonaccrual when they are contractually past due 90 days or more at which time interest is no longer accrued. Interest continues to accrue on government-insured residential mortgage loans (e.g., FHA, VA, HUD and RHS loans) that are contractually past due 90 days or more. Nonaccrual loans include troubled debt restructurings of $1.3 million, $1.4 million, $1.3 million, $1.5 million, and $1.4 million as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor’s financial difficulties, grant a concession to the debtor that we would not otherwise consider.
2    Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment.
3    The ratio of net charge-offs/recoveries to average loans outstanding was approximately one basis point or less for the periods ending December 31, 2020, 2019, 2018, 2017, and 2016.

The serious delinquency rate of the mortgage loan portfolio increased from December 31, 2019 to December 31, 2020 (see Table 30) primarily due to loans in a forbearance plan as a result of the COVID-19 pandemic, which is discussed in greater detail below. Table 30 presents delinquency information for the unpaid principal of conventional mortgage loans in our traditional MPF products (dollar amounts in thousands):
Table 30

	12/31/2020	12/31/2019
30 to 59 days delinquent and not in foreclosure	$49,619	$57,758
60 to 89 days delinquent and not in foreclosure	19,263	7,249
90 days or more delinquent and not in foreclosure[1]	104,845	9,836
In process of foreclosure[2]	1,763	3,300
Total conventional mortgage loans delinquent or in process of foreclosure	$175,490	$78,143

Real estate owned (carrying value)	$991	$874

Serious delinquency rate[3]	1.2%	0.1%

1    Includes all troubled debt restructurings regardless of delinquency status not classified as in process of foreclosure. Troubled debt restructurings are restructurings in which we, for economic or legal reasons related to the debtor's financial difficulties, grant a concession to the debtor that we would not otherwise consider.
2    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
3    Conventional loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total conventional loan portfolio principal balance. Only fixed rate prime conventional mortgage loans are held in the MPF portfolio.

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
Table 31

FICO Score[1]	12/31/2020	12/31/2019
< 620	0.5%	0.5%
620 to < 660	4.2	4.0
660 to < 700	12.0	11.6
700 to < 740	19.6	19.9
>= 740	63.7	64.0
	100.0%	100.0%

Weighted average	750	750

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
Table 32

LTV	12/31/2020	12/31/2019
<= 60%	16.0%	14.5%
> 60% to 70%	14.8	14.6
> 70% to 80%	50.4	51.9
> 80% to 90%	10.2	10.1
> 90% to < 100%	8.6	8.9
	100.0%	100.0%

Weighted average	74.0%	74.6%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2020 and 2019. Table 33 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration.
Table 33

	12/31/2020	12/31/2019
Kansas	33.0%	30.2%
Nebraska	24.0	22.0
Colorado	14.6	16.1
Oklahoma	11.8	10.9
California	2.6	4.0
All other	14.0	16.8
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses increased $4.2 million from December 31, 2019 to December 31, 2020 primarily as a result of the adoption of new accounting guidance pertaining to measurement of credit losses on financial instruments that resulted in an adjustment to retained earnings of $6.1 million. The small reversal in the provision for the year ended December 31, 2020 was due to a decrease in the size of the portfolio, strong performance among those borrowers not directly impacted by the COVID-19 pandemic and a more favorable outlook on the recovery in the labor markets. As anticipated, there was an increase in charge-offs related to serious delinquencies largely attributable to the negative impact of the COVID-19 pandemic on some borrowers. When a loan is charged off, it reduces the allowance and removes the charged-off loan from the pool of loans that are collectively evaluated. This effectively boosts the performance statistics of the collectively evaluated pool, which also explains the reversal of the provision recorded for the year ended December 31, 2020. As of December 31, 2020, there was $82.2 million, or 1.0 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $1.7 million, $5.7 million, $7.2 million, and $67.7 million with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively. Delinquencies of conventional loans, including loans in a COVID-19 forbearance plan, remained at low levels relative to the portfolio, at 2.1 percent and 0.8 percent of the amortized cost of total conventional loans at December 31, 2020 and December 31, 2019, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held in portfolio. See Note 6 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

The CARES Act allows financial institutions to provide payment forbearance to assist borrowers who have experienced a hardship resulting from COVID-19. Our mortgage loan servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19 related difficulties regardless of the status of the loan at the time of the request, which could impact our mortgage loan portfolio and allowance in future periods. For additional information on loans under forbearance, see Note 6 of the Notes to Financial Statements under Item 8.

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments declined $2.8 billion from December 31, 2019 to December 31, 2020 as maturities and principal paydowns exceeded purchases due to unfavorable market conditions and limited MBS investment opportunities during the year, and the desire at year-end to hold higher levels of cash in anticipation of potential year-end financial disruptions.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit. The Bank Act and FHFA regulations and guidelines set liquidity requirements for us, and our board of directors has adopted additional liquidity policies. In addition, we maintain a contingency liquidity plan in the event of financial market disruptions. See “Risk Management – Liquidity Risk Management” under this Item 7 for a discussion of our liquidity management.

Within our portfolio of short-term investments, we face credit risk from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging between overnight and three months and may include the following types:
•Interest-bearing deposits. Unsecured deposits that earn interest.
•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis, but typically made on an overnight basis.
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

Table 34

	12/31/2020	12/31/2019
Interest-bearing deposits	$756,250	$919,693
Federal funds sold	1,780,000	850,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,536,250	$1,769,693

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

FHFA regulations include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty’s overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of an individual FHLBank’s total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that an FHLBank may offer for term extensions of unsecured credit ranges from 1 percent to 15 percent based on the counterparty’s internal credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments and derivative transactions (derivative transactions cleared through a clearinghouse are excluded from the calculation and unsecured credit is limited with bilateral derivative counterparties due to the receipt of collateral based on zero collateral thresholds although there can be a lag between receipt and the calculation of exposure). See “Risk Management – Credit Risk Management” under this Item 7 for additional information related to derivative exposure.

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We, however, generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2020, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2020, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2020, all unsecured investments were rated as investment grade based on NRSROs (see Table 38).

Table 35 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2020 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 35

Domicile of Counterparty	Overnight
Domestic	$756,250
U.S. Branches and agency offices of foreign commercial banks:
Canada	900,000
Germany	480,000
Netherlands	250,000
Finland	150,000
Total U.S. Branches and agency offices of foreign commercial banks	1,780,000
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,536,250

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

According to FHFA regulation, no additional MBS purchases can be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of December 31, 2020, the aggregate value of our MBS portfolio represented 256 percent of our regulatory capital. At times we may exceed the required threshold due to decreases in regulatory capital; however, we were in compliance with the regulatory limit at the time of each purchase during the year ended December 31, 2020. We were below our threshold at December 31, 2020 due to limited MBS investment opportunities not indexed to LIBOR, as we are no longer purchasing investments that reference LIBOR and mature after December 31, 2021.

As of December 31, 2020, we held $2.7 billion, $2.9 billion, and $0.8 billion of par value in MBS in our held-to-maturity, available-for-sale, and trading portfolios, respectively. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2020 expire no later than 2023 though they are renewable upon request of the HFA and at our option. Total principal commitments for bond purchases under the SBPAs were $0.7 billion as of both December 31, 2020 and 2019, respectively. We were required to purchase $122.4 million in bonds under these agreements during the three months ended March 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par prior to March 31, 2020. We were not required to purchase any bonds under these agreements during 2019. We plan to continue to support the state HFAs in our district by continuing to execute SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Liquidity or other asset/liability management strategies, such as reducing our LIBOR exposure, may require periodic sale of these securities but they are not actively traded; most often, they are held until maturity or call date. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration risk is no longer present, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized.

See Note 4 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 36 (in thousands).

Table 36

	12/31/2020	12/31/2019	12/31/2018
Trading securities:
U.S. Treasury obligations	$1,298,518	$1,530,518	$252,377
GSE debentures	431,875	416,025	1,000,495
Mortgage-backed securities:
U.S. obligation MBS	—	—	467
GSE MBS	892,983	866,019	897,774
Total trading securities	2,623,376	2,812,562	2,151,113
Available-for-sale securities:
U.S. Treasury obligations	3,546,325	4,261,791	—
GSE MBS	3,194,985	2,920,709	1,725,640
Total available-for-sale securities	6,741,310	7,182,500	1,725,640
Held-to-maturity securities:
State or local housing agency obligations	78,960	82,805	86,430
Mortgage-backed securities:
U.S. obligation MBS	70,814	93,375	109,866
GSE MBS	2,597,218	3,393,778	4,260,577
Total held-to-maturity securities	2,746,992	3,569,958	4,456,873
Total securities	12,111,678	13,565,020	8,333,626

Interest-bearing deposits	760,297	921,453	670,660

Federal funds sold	1,780,000	850,000	50,000

Securities purchased under agreements to resell	2,600,000	4,750,000	1,251,096
TOTAL INVESTMENTS	$17,251,975	$20,086,473	$10,305,382

The carrying values by contractual maturities of our investments are summarized by security type in Table 37 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 37

	12/31/2020
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury obligations	$357,770	$940,748	$—	$—	$1,298,518
GSE debentures	—	431,875	—	—	431,875
Mortgage-backed securities:
GSE MBS	—	624,797	229,245	38,941	892,983
Total trading securities	357,770	1,997,420	229,245	38,941	2,623,376
Yield on trading securities	2.84%	2.62%	2.97%	0.65%
Available-for-sale securities:
U.S. Treasury obligations	1,768,588	1,777,737	—	—	3,546,325
GSE MBS	—	444,356	2,750,629	—	3,194,985
Total available-for-sale securities	1,768,588	2,222,093	2,750,629	—	6,741,310
Yield on available-for-sale securities	1.76%	2.19%	2.69%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	48,960	30,000	78,960
Mortgage-backed securities:
U.S. obligation MBS	—	—	—	70,814	70,814
GSE MBS	—	794,396	246,433	1,556,389	2,597,218
Total held-to-maturity securities	—	794,396	295,393	1,657,203	2,746,992
Yield on held-to-maturity securities	—%	1.14%	1.23%	1.44%

Total securities	2,126,358	5,013,909	3,275,267	1,696,144	12,111,678
Yield on total securities	1.94%	2.18%	2.57%	1.43%

Interest-bearing deposits	760,297	—	—	—	760,297

Federal funds sold	1,780,000	—	—	—	1,780,000

Securities purchased under agreements to resell	2,600,000	—	—	—	2,600,000
TOTAL INVESTMENTS	$7,266,655	$5,013,909	$3,275,267	$1,696,144	$17,251,975

Securities Ratings – Tables 38 and 39 present the carrying value of our investments by rating as of December 31, 2020 and 2019 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 38

	12/31/2020
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$4,047	$756,250	$—	$760,297

Federal funds sold[2]	—	150,000	1,630,000	—	1,780,000

Securities purchased under agreements to resell[3]	—	—	—	2,600,000	2,600,000

Investment securities:
Non-mortgage-backed securities:
U.S. Treasury obligations	—	4,844,843	—	—	4,844,843
GSE debentures	—	431,875	—	—	431,875
State or local housing agency obligations	48,960	30,000	—	—	78,960
Total non-mortgage-backed securities	48,960	5,306,718	—	—	5,355,678
Mortgage-backed securities:
U.S. obligation MBS	—	70,814	—	—	70,814
GSE MBS	—	6,685,186	—	—	6,685,186
Total mortgage-backed securities	—	6,756,000	—	—	6,756,000

TOTAL INVESTMENTS	$48,960	$12,216,765	$2,386,250	$2,600,000	$17,251,975

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $37.9 million at December 31, 2020.
2    Amounts include unsecured credit exposure with overnight maturities.
3    Amounts represent collateralized overnight borrowings.

Table 39

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

Table 40 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2020 and 2019 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 40

	12/31/2020	12/31/2019
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,730,393	$1,946,543
Non-mortgage-backed securities	1,730,393	1,946,543
Mortgage-backed securities:
Fixed rate	853,027	817,568
Variable rate	39,956	48,451
Mortgage-backed securities	892,983	866,019
Total trading securities	2,623,376	2,812,562
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,546,325	4,261,791
Non-mortgage-backed securities	3,546,325	4,261,791
Mortgage-backed securities:
Fixed rate	3,194,985	2,920,709
Mortgage-backed securities	3,194,985	2,920,709
Total available-for-sale securities	6,741,310	7,182,500
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	78,960	82,805
Non-mortgage-backed securities	78,960	82,805
Mortgage-backed securities:
Fixed rate	73,595	104,359
Variable rate	2,594,437	3,382,794
Mortgage-backed securities	2,668,032	3,487,153
Total held-to-maturity securities	2,746,992	3,569,958
TOTAL	$12,111,678	$13,565,020

Securities Concentrations - We did not hold securities from any issuers, excluding securities issued or guaranteed by U.S. government agencies or GSEs, with aggregate book values greater than ten percent of our capital as of December 31, 2020.
Deposits: Total deposits increased 55.5 percent from December 31, 2019 to December 31, 2020. Deposit programs are offered primarily to facilitate customer transactions with us. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. Due to the low rate environment, demand deposits are currently floored at two basis points and overnight deposits are floored at five basis points. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2021 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 41 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 41

	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$463,984	0.25%	$233,467	1.97%	$202,147	1.65%
Demand deposits	354,173	0.18	290,913	1.64	239,314	1.39
Derivative counterparty collateral deposits					119,358	1.90

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

Fixed rate bonds are primarily used to fund longer-term (one year or greater) advances, mortgage loans, and investments. To the extent that bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the fixed rate bonds' characteristics in order to match the assets' index. Additionally, we use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR, LIBOR, OIS, or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool.

In late 2018, we began swapping fixed rate bonds to OIS rates rather than swapping fixed rate callable bonds to LIBOR. We did so in part to reduce our exposure to LIBOR as the market prepares to transition away from LIBOR as a reference rate. We also began participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in the first quarter of 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. No outstanding LIBOR debt has a maturity date beyond December 31, 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

Total consolidated obligations decreased 18.4 percent from December 31, 2019 to December 31, 2020. The distribution between discount notes and bonds shifted from 46.2 percent and 53.8 percent, respectively, of total outstanding consolidated obligations as of December 31, 2019 to 22.4 percent and 77.6 percent, respectively, as of December 31, 2020. Consolidated obligation bonds increased as we issued more floating rate debt indexed to SOFR to better reflect the repricing characteristics of our assets. The decrease in discount notes reflects the decline in short-term advances and the shift to term funding indexed to SOFR. We issued $28.0 billion of floating rate bonds indexed to SOFR during 2020 as we continue to transition away from LIBOR and increase our allocation of floating rate bonds funding short-term advances and short-term investments. Approximately $13 billion of bonds were called during 2020 and replaced at a lower cost with either callable or non-callable fixed rate bonds or discount notes. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies, outlooks, and programs. Volatility in the capital markets caused by the COVID-19 pandemic have and could continue to impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. For a discussion on yields and spreads, see Table 13 under this Item 7 - “Results of Operations.” For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2021 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Borrowings with original maturities of one year or less are considered short-term. Table 42 summarizes short-term borrowings (dollar amounts in thousands):
Table 42

	Consolidated Obligation Discount Notes			Consolidated Obligation Bonds with Original Maturities of One Year or Less
	2020	2019	2018	2020	2019	2018
Outstanding at end of the period[1]	$10,883,608	$27,510,042	$20,649,098	$20,628,300	$4,976,050	$1,265,000
Weighted average rate at end of the period[2]	0.08%	1.54%	2.35%	0.12%	1.66%	2.39%
Daily average outstanding for the period[1]	$17,341,197	$24,020,763	$24,746,689	$12,816,886	$4,344,953	$1,532,082
Weighted average rate for the period[2]	0.81%	2.21%	1.81%	0.34%	2.15%	1.68%
Highest outstanding at any month-end[1]	$26,560,957	$27,510,042	$26,952,174	$20,628,300	$6,484,500	$2,450,000

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

The notional amount of total derivatives outstanding decreased by $1.8 billion, from $20.9 billion at December 31, 2019 to $19.1 billion at December 31, 2020, due to decreases in interest rate swaps hedging investments due primarily to maturities and a decrease in interest rate swaps hedging fixed rate consolidated obligation discount notes, which reflects the shift from discount notes to term funding indexed to SOFR. These decreases were partially offset by an increase in interest rate swaps hedging fixed rate advances, which reflects the increase in mid-term and long-term non-callable fixed rate advances, and fixed rate consolidated obligation bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 61 and 62 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital decreased $123.3 million, or 4.4 percent, from December 31, 2019 to December 31, 2020 primarily due to a decrease in required capital stock related to the decline in advance utilization between periods, resulting in excess stock that was subsequently repurchased. This decline was partially offset by the increase in required capital stock for AMA from the change to the AMA activity-based stock purchase requirement from zero to three percent effective August 5, 2020 (see Table 44).

Each member is required to hold capital stock to become and remain a member of the FHLBank and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the asset-based stock purchase requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the activity-based stock purchase requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3 percent of the principal amount of AMA outstanding for members less the member’s Asset-based Stock Purchase Requirement. As of December 31, 2020, there was no Activity-based Stock Purchase Requirement for letters of credit. However, effective January 22, 2021, the Letter of Credit Activity-based Stock Purchase Requirement increased to one quarter of one percent from the previous requirement of zero percent. The change in the Activity-based Stock Purchase Requirements will not change for former members with outstanding business transactions.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance or AMA balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our total assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include periodic mandatory repurchases of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50,000 per member for Class A Common Stock on a daily basis.

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

The increase in retained earnings from December 31, 2019 to December 31, 2020 is attributed to the net income for the year of $118.1 million, exceeding the $70.8 million payment of dividends in 2020. Dividends decreased $28.7 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 as a result of decreases in capital stock outstanding and dividend rates paid on both Class A Common Stock and Class B Common Stock as discussed previously. The JCE Agreement provides that we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. As of December 31, 2020, our level of restricted retained earnings represented approximately 0.52 percent of average outstanding consolidated obligations. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 43 as of December 31, 2020 and 2019 (dollar amounts in thousands):

Table 43

	2020		2019
	Count	Amount	Count	Amount
Commercial banks	556	$780,192	572	$915,378
Savings institutions	21	445,785	23	530,623
Credit unions	90	162,346	88	136,589
Insurance companies	24	184,863	23	183,307
CDFIs	4	818	4	559
Total GAAP capital stock	695	1,574,004	710	1,766,456
Mandatorily redeemable capital stock	5	1,624	7	2,415
TOTAL REGULATORY CAPITAL STOCK	700	$1,575,628	717	$1,768,871

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
Table 44 provides a summary of member capital requirements under our current capital plan as of December 31, 2020 and 2019 (in thousands):

Table 44

Requirement	12/31/2020	12/31/2019
Asset-based (Class A Common Stock only)	$161,766	$158,758
Activity-based (additional Class B Common Stock)[1]	1,100,684	1,264,160
Total Required Stock[2]	1,262,450	1,422,918
Excess Stock (Class A and B Common Stock)	313,178	345,953
Total Regulatory Capital Stock[2]	$1,575,628	$1,768,871

Activity-based Requirements:
Advances[3]	$936,880	$1,352,339
AMA assets (mortgage loans)[4]	268,915	621
Total Activity-based Requirement	1,205,795	1,352,960
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	56,655	69,958
Total Required Stock[2]	$1,262,450	$1,422,918

1    Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2    Includes mandatorily redeemable capital stock.
3    Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.
4    Non-members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are UPBs outstanding.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 12 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2020 and 2019.

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

Table 45

Applicable Rate per Annum	12/31/2020	09/30/2020	06/30/2020	03/31/2020
Class A Common Stock	0.25%	0.25%	0.50%	2.25%
Class B Common Stock	5.25	5.25	5.50	7.25
Weighted Average[1]	4.09	3.69	3.69	5.94
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.09%	0.06%	1.23%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.23%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 46 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2019:

Table 46

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

We paid dividend rates of 0.25 percent on Class A Common Stock and 5.25 percent on Class B Common Stock for the fourth quarter of 2020. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels during 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy. Continued adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

As of December 31, 2020, 59.0 percent of our capital was capital stock, and 41.0 percent was retained earnings and AOCI. As of December 31, 2019, 63.3 percent of our capital was capital stock, and 36.7 percent was retained earnings and AOCI. As mentioned previously, we were in compliance with our minimum regulatory capital requirements as of December 31, 2020. Additionally, within our RMP we have an internal minimum total capital-to-asset ratio requirement of 4.6 percent, which is in excess of the 4.00 percent regulatory requirement. All regulatory and internal capital ratios include mandatorily redeemable capital stock as capital, which we treat as a liability under GAAP. We expect to maintain a regulatory capital-to-asset percentage greater than the regulatory minimum of 4.0 percent and greater than our RMP minimum of 4.6 percent. However, our GAAP total capital percentage could drop below these levels because mandatorily redeemable capital stock is considered a liability under GAAP. See Table 7 under Item 6 – “Selected Financial Data” for reported percentages for total capital ratio and regulatory capital ratio.

Liquidity: We maintain high levels of liquidity to achieve our mission of serving as an economical funding source for our members and housing associates. As part of fulfilling our mission, we also maintain minimum liquidity requirements in accordance with certain FHFA regulations and guidelines and in accordance with policies established by management and the board of directors. Our business model enables us to manage the levels of our assets, liabilities, and capital in response to member credit demand, membership composition, and market conditions. As such, assets and liabilities utilized for liquidity purposes can vary significantly in the normal course of business due to the amount and timing of cash flows as a result of these factors. While we increased liquidity and coordination of debt issuance among the FHLBanks in response to market volatility created by the COVID-19 pandemic, at no time during 2020 did the COVID-19 pandemic affect our balance sheet liquidity or access to the debt markets in a manner that caused us to be unable to meet the liquidity needs of our business or our members.

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

During the year ended December 31, 2020, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $48.0 billion and $631.0 billion, respectively, compared to $24.7 billion and $818.1 billion for the year ended December 31, 2019. The large difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The change in these issuances year over year reflects the decrease in advances balances and also reflects our composition shift from discount notes to the use of term funding indexed to SOFR. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio increased between periods, from $9.4 billion as of December 31, 2019 to $11.8 billion as of December 31, 2020. The amounts were slightly elevated at the end of both periods in anticipation of potential member needs at the end of 2020 and 2019 and U.S. Treasuries within one year of maturity as of December 31, 2020. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.6 billion and $1.9 billion as of December 31, 2020 and December 31, 2019, respectively. The par value of these MBS was $0.8 billion as of both December 31, 2020 and December 31, 2019, respectively. We also hold $3.5 billion in par value of U.S. Treasury obligations classified as available-for-sale to satisfy regulatory liquidity requirements that went into effect March 31, 2019. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the year ended December 31, 2020, advance disbursements totaled $383.7 billion compared to $323.5 billion for the prior year period. During the year ended December 31, 2020, investment purchases (excluding overnight investments) totaled $1.3 billion compared to $9.2 billion for the same period in the prior year. The higher amount of investment purchases in the prior year was primarily U.S. Treasury obligations purchased in response to new regulatory liquidity requirements. During the year ended December 31, 2020, payments on consolidated obligation bonds and discount notes were $42.3 billion and $647.5 billion, respectively, compared to $16.7 billion and $811.3 billion for the prior year period.

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

FHFA guidelines allow HQLA to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading or available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. Liquidity is calculated under the cash balance guidelines daily and applicable data is generally required to be submitted to the FHFA daily. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 7 for additional discussion on our liquidity requirements. We remained in compliance with liquidity regulatory requirements in effect during 2020, except for our three-month funding gap requirement during a portion of the first quarter of 2020.

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

Contractual Obligations: Table 47 represents the payment due dates or expiration terms under the specified contractual obligation type, excluding derivatives, by period as of December 31, 2020 (in thousands). Consolidated obligations listed exclude discount notes, which have maturities of one year or less, and are based on contractual maturities. Actual distributions could be influenced by factors affecting potential early redemptions.

Table 47

Contractual Obligations	Total	Payments due by period
		1 Year or Less	After 1 Through 3 Years	After 3 Through 5 Years	After 5 Years
Consolidated obligation bonds	$37,592,650	$27,921,650	$2,484,400	$1,667,800	$5,518,800
Operating leases	232	81	143	8	—
Financing obligation	35,000	—	—	—	35,000
Commitments to fund mortgage loans	133,456	133,456	—	—	—
Advance commitments	40,694	19,693	21,001	—	—
Expected future pension benefit payments	13,411	1,289	2,587	990	8,545
Mandatorily redeemable capital stock	1,624	990	634	—	—
TOTAL	$37,817,067	$28,077,159	$2,508,765	$1,668,798	$5,562,345

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

Business units also play key roles in our risk management program. We utilize a customized business unit risk assessment approach to ensure that: (1) risk assessments are completed annually for all of our business units; (2) effective internal controls and strategies are in place for managing the identified risks within the key processes throughout FHLBank; and (3) risk management or internal control weaknesses are properly identified with necessary corrective actions taken. As a result of our efforts, 23 business unit risk assessments were completed in 2020 addressing 137 key processes throughout FHLBank. The number of business unit risk assessments and key processes will necessarily fluctuate over time as organizational changes occur, responsibilities shift and new products and services are developed. The results of all risk assessments are reviewed by senior management and presented to the Risk Oversight Committee of the Board of Directors on a scheduled basis in order to keep our Board of Directors apprised of any weaknesses in the current risk management process of each business unit and the steps undertaken by management to address any identified weaknesses. Each process level risk is associated with one or more entity level risks to establish a relationship or connection between the top down or entity level risks and the risks managed at the business unit level.

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

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. Our swap agreements are governed by ISDA. On October 9, 2020, ISDA announced the launch of the ISDA Protocol. The Protocol had an effective date of January 25, 2021 and modified legacy and new trades to include robust fallback language for adherents. We adhered to the Protocol on October 22, 2020. For additional information on the Protocol, see "Legislative and Regulatory Developments" under Item 1. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the average cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. We sold $162.9 million of available-for-sale securities indexed to LIBOR during the first quarter of 2020. We continue to consider the sale of securities as part of our strategy to reduce LIBOR exposure, but market pricing and reinvestment opportunities are limiting factors. The FCA recently announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. This extends transition for existing instruments, many of which have inadequate fallback language, but is not intended to prolong transition for new LIBOR issuance. As of December 31, 2020, all of our exposure to LIBOR was in the 1-month, 3-month, and 6-month tenors.

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

The principal balance of variable rate advances indexed to LIBOR as of December 31, 2020 was $1.1 billion, which represents 24.3 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due by the end of 2021; thus, we have no LIBOR exposure after 2021. We have $47.7 million in advances indexed to SOFR as of December 31, 2020.

Table 48 presents the par value of variable rate investment securities by the related interest rate index as of December 31, 2020 (dollar amounts in thousands):

Table 48

12/31/2020
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$78,960	2.9%
Non-mortgage-backed securities	78,960	2.9
Mortgage-backed securities:
LIBOR	2,634,262	97.1
Other	21	—
Mortgage-backed securities	2,634,283	97.1
TOTAL	$2,713,243	100.0%

Table 49 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of December 31, 2020 (in thousands):

Table 49

12/31/2020
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$78,960
Non-mortgage-backed securities	78,960
Mortgage-backed securities:
2022	86,380
Through June 30, 2023	92,364
Thereafter	2,455,518
Mortgage-backed securities	2,634,262
TOTAL	$2,713,222

Table 50 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of December 31, 2020 (amounts in thousands):

Table 50

12/31/2020
Index	Pay Side	Receive Side
Fixed rate	$14,410,753	$3,928,113
LIBOR	1,065,000	5,668,436
SOFR	774,613	6,372,529
OIS	2,088,500	2,369,788
TOTAL	$18,338,866	$18,338,866

Table 51 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of December 31, 2020 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 51

12/31/2020
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2021	$500,000	$540,000	$348,960	$10,000
2022	—	—	196,630	54,932
Prior to June 30, 2023	—	—	305,274	—
Thereafter	—	25,000	935,183	3,817,457
TOTAL	$500,000	$565,000	$1,786,047	$3,882,389

Table 52 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of December 31, 2020 (dollar amounts in thousands). The contractual maturities of the LIBOR-indexed consolidated obligation bonds are all due by the end of 2021; thus, we have no LIBOR exposure after 2021.

Table 52

12/31/2020
Index	Amount	Percent
SOFR	$17,652,000	74.3%
LIBOR	6,050,000	25.5
U.S. Treasury	50,000	0.2
TOTAL	$23,752,000	100.0%

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

Lending and AMA Activities – Credit risk with members arises largely as a result of our lending and AMA activities (members’ credit enhancement obligations on conventional mortgage loans that we acquire through the MPF Program). We manage our exposure to credit risk on advances, letters of credit, and members’ credit enhancement obligations on conventional mortgage loans through a combined approach that provides ongoing review of the financial condition of our members coupled with credit enhancement sufficiency analysis, investment grade determination, and prudent collateralization.

As provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our FLA and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its CE obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under PMI or SMI arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our FLA is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if a SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s CE obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their CE obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on an ongoing basis and regularly reported to the board of directors. In addition, we perform a credit analysis of third-party PMI and SMI insurers. On an ongoing basis, we review trends that could identify changing risks within our mortgage loan portfolio for macro- and micro-economic environment-related issues, including adverse changes in credit characteristics (loan purpose, low FICO scores, high debt-to-income ratios, high LTV ratios, etc.) and/or various types of concentrations (geographic, high-balance loans, third-party originated, etc.). Based on the credit underwriting standards under the MPF Program and this ongoing review, we have concluded that the mortgage loans we hold would not be considered subprime.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2020.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2020.

We regularly monitor the exposures on our derivative transactions by determining the market value of positions using internal pricing models. The market values generated by the pricing model used to value derivatives are compared to dealer model results on a monthly basis to ensure that our derivative pricing model is reasonably calibrated to actual market pricing methodologies utilized by the dealers. In addition, we have our internal pricing model validated regularly by an independent consultant. As a result of these risk mitigation initiatives, management does not anticipate any credit losses on our derivative transactions. See Note 7 of the Notes to Financial Statements under Item 8 for additional information on managing credit risk on derivatives.

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

Tables 53 and 54 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's or S&P) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 53

12/31/2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives[1]:
Single-A	$249,500	$(2,748)	$(2,882)	$134
Cleared derivatives[2]	13,649,736	(4,644)	(152,724)	148,080
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$13,899,236	$(7,392)	$(155,606)	$148,214

1    Exposure can change on a daily basis; thus, there is often a short lag time between the date the exposure is identified, collateral is requested and collateral is returned.
2    Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of December 31, 2020. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of December 31, 2020.

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

Table 55 presents the fair value of cross-border outstandings as of December 31, 2020 (dollar amounts in thousands):

Table 55

	Canada		Other[1]		Total[1]
	Amount	Percent of Total Assets	Amount	Percent of Total Assets	Amount	Percent of Total Assets
Federal funds sold[2]	$900,000	1.7%	$880,000	1.7%	$1,780,000	3.4%

Derivative assets:
Net exposure at fair value	—		(2,748)		(2,748)
Cash collateral held	—		2,882		2,882
Net exposure after cash collateral	—	—	134	—	134	—

TOTAL	$900,000	1.7%	$880,134	1.7%	$1,780,134	3.4%

1    Represents foreign countries where individual exposure is less than one percent of total assets. Total cross-border outstandings to countries that individually represented between 0.75 and 1.0 percent of our total assets as of December 31, 2020 were $0.9 billion (Germany).
2    Consists solely of overnight Federal funds sold.

Table 56 presents the fair value of cross-border outstandings to countries in which we do business as of December 31, 2019 (dollar amounts in thousands).

Table 56

	Total[1]
	Amount	Percent of Total Assets
Federal funds sold[2]	$450,000	0.7%

Derivative assets:
Net exposure at fair value	(12,235)
Cash collateral held	12,869
Net exposure after cash collateral	634	—

TOTAL	$450,634	0.7%
__________
1    Represents foreign countries where individual exposure is less than one percent of total assets.
2    Consists solely of overnight Federal funds sold.

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
2    Consists solely of overnight Federal funds sold.

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

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years. Table 58 summarizes our compliance with the Bank Act liquidity requirements as of December 31, 2020 and 2019 (in thousands):
Table 58

	12/31/2020	12/31/2019
Liquid assets[1]	$7,110,712	$3,688,874
Total qualifying deposits	1,229,361	790,640
Excess liquid assets over requirement	$5,881,351	$2,898,234

1    Although we have other assets that qualify as eligible investments under the liquidity requirements, only interest-earning deposits, Federal funds sold, and deposits with the Federal Reserve are listed because these exceed the liquidity requirements without the consideration of any other eligible investments.

We generally maintained stable access to the capital markets throughout 2020. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

An entity’s liquidity position is vulnerable to any rating, event, performance or ratio trigger (collectively called triggers) that would lead to the termination of the entity’s credit availability or the acceleration of repayment of credit obligations owed by the entity. We have reviewed documents concerning our vulnerability to transactions that contain triggers to gain an understanding of the manner in which risks can arise from such triggers. Triggers adverse to us currently exist in agreements for uncleared derivative transactions and SBPAs. Our staff monitors triggers in order to properly manage any type of potential risks from triggers. For additional information regarding our credit exposure relating to derivative contracts, see Note 7 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data.”

With respect to advances, letters of credit, and SBPAs, credit practices are impacted by certain triggers based on the member’s or housing associate’s financial performance (or the ratings of bonds underlying SBPAs) as defined in detail in our policies and/or the appropriate agreements. See Notes 1, 5 and 16 in Item 8 – “Financial Statements and Supplementary Data – Notes to Financial Statements” for collateral requirements designed for our credit products.

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2020 and 2019, we were a party to, or participated in, 24 and 23 SBPAs, respectively, in which our principal commitments were $0.7 billion for both periods. We were required to purchase $122.4 million in bonds under these agreements during the year ended December 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. We were not required to purchase any bonds under any agreements during the year ended December 31, 2019.

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

To manage business and strategic risk, earnings simulations are conducted annually with estimated base-, best- and worst-case scenarios. These earnings simulations are based upon a set of assumptions developed for each of the three scenarios that consider factors such as: (1) the effects of changes in interest rates and spreads; (2) the balances of advances, mortgage loans, and investments; (3) operating expenses; and (4) dividends. The worst-case scenario assumptions typically include a pessimistic interest rate assumption, an overall decline in advance balances of approximately 20 percent due to either a declining economy, the loss of a large borrowing member due to merger or acquisition, or changes in mortgage flow as a result of the declining economy. The Strategic Planning and Member Solutions department monitors key indicators tied to the various scenario assumptions and provides a monthly report to the Executive Committee and the Board of Directors. This key indicator report includes advance balance monitoring for our largest eight members and our overall membership. See Table 26 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

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

Joint and Several Liability - Although we are primarily liable for our portion of consolidated obligations (i.e., those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. See Item 1 – “Business – Debt Financing – Consolidated Obligations” and Note 9 of the Notes to Financial Statements under Item 8 for additional information regarding FHLBank’s joint and several liability.

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

Under the RMP approved by our Board of Directors, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the FHFA requires that the FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this FHFA requirement when applicable.

The DOE parameters established by our Board of Directors represent one way to establish general limits on the amount of interest rate risk that we find acceptable. If our DOE exceeds the policy limits established by the Board of Directors, we either: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the Board of Directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the Board of Directors agrees with management’s recommendations. All of our DOE measurements were inside Board of Director established policy limits (discussed in previous paragraph) and operating ranges (discussed in next paragraph) as of December 31, 2020. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

We typically maintain DOE within the above ranges through management of the durations of our assets, liabilities and derivatives. Significant resources in terms of staffing, software and equipment are continuously devoted to assuring that the level of interest rate risk existing in our balance sheet is properly measured and limited to prudent and reasonable levels. The DOE that management and the Board of Directors consider prudent and reasonable is somewhat lower than the RMP limits mentioned above and can change depending upon market conditions and other factors. As set forth in our Risk Appetite Metrics approved by the Board of Directors, we typically manage our DOE in the current base scenario to remain in the range of ±2.5 and in the ±200 basis point interest rate shock scenarios to remain in the range of ±4.0. When DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed. For example, if an increase in our DOE were due to the extension of mortgage loans, MBS or new advances to members, an appropriate action would be to add new long-term liabilities, whether callable or non-callable, to the balance sheet to offset the lengthening asset position.

Table 59 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 59

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2020	-1.3	-1.2	0.5
09/30/2020	-0.9	1.1	0.4
06/30/2020	-1.5	-3.9	0.4
03/31/2020	-0.5	-2.3	0.7
12/31/2019	0.8	-0.9	2.4
09/30/2019	1.0	-0.7	2.0
06/30/2019	1.4	-0.4	2.6
03/31/2019	1.6	0.0	3.8

As of December 31, 2020, all DOE results continue to remain inside our operating range of ±2.5 in the base scenario and ±4.0 in the ±200 basis point interest rate shock scenarios. Our DOE as of December 31, 2020 increased in the base and up 200 basis point shock scenarios and decreased in the down 200 basis point shock scenario from December 31, 2019. The primary factors contributing to these net changes in duration during the period were: (1) the decrease in interest rates and the relative level of mortgage rates during the period; (2) the decrease in the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including replacing either called or matured long-term unswapped callable consolidated obligation bonds with newly issued bonds with relatively short lock-out periods as conditions permitted and the continued issuance of discount notes funding balances in short-term advances.

The overall decrease in interest rates from December 31, 2019 generally shortens the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the decrease in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general decrease in interest rates typically generates faster prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative increase in refinancing incentive for borrowers.

The fixed rate mortgage loan portfolio decreased in net outstanding balance, but increased as an overall percentage of total assets with the decrease in total assets during the period, increasing from 16.8 percent of total assets as of December 31, 2019 to 17.5 percent as of December 31, 2020. Similar to past periods, the mortgage loan portfolio remains a sizable portion of our balance sheet and changes occurring with this portfolio tend to be magnified in terms of DOE. Since the DOE calculation is a market value based measurement and as portfolio market values increase or decrease, they become larger or smaller contributors to the overall market value of total assets. With the mortgage loan portfolio continuing to comprise a significant percentage of overall assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as interest rates change. For the quarter ended June 30, 2020, the base DOE result of -3.9 exceeded the operating range of ±2.5 primarily as a result of the increased weighting of the mortgage loan portfolio resulting from the decline in the advance portfolio and the decline in interest rates as well as mortgage rates. The increase in the weighting caused the mortgage asset portfolio to comprise a larger percentage of total assets, and with the decline in interest rates shortening the duration of the mortgage asset portfolio, the impact to the base DOE was an overall increase in liability sensitivity, or a more negative DOE.

This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, when our advance balances increase, our mortgage loan portfolio effectively decreases as a proportion of our total assets, assuming all other asset portfolios and interest rates remain constant. This relationship then causes the duration of the mortgage loan portfolio to have a somewhat smaller contribution impact to the overall DOE since DOE is a market value weighted measurement. As stated previously, even with the decline in the mortgage loan portfolio during the period, the mortgage loan portfolio increased as a percentage of the market value of the net balance sheet, causing the DOE profile to have a marginally larger impact from the mortgage loan duration profile. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our market risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion.

With respect to the mortgage loan portfolio, new mortgage loans were added to the mortgage loan portfolio to a lesser degree to replace the significant level of mortgage loans that were prepaid during the period due to the historically low interest rate environment and we continue to actively manage the changes in the portfolio to position the balance sheet sensitivity to perform within our established risk tolerances. To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The reissuance of new callable bonds to replace matured or called bonds at lower interest rates as rates declined and remained at historically low levels during the period, generally extending the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. This liability lengthening includes the inherent convexity (discussed below) profile of these portfolios and demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios during the period. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Consolidated Obligations." The combination of these factors contributed to the net DOE changes in all scenarios during the period.

In addition, the relative level of mortgage rates and prices generally contribute significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates, mortgage prices and associated mortgage spreads. While mortgage rates and spreads contributed to the changes in DOE sensitivity during the period, associated mortgage prices were a significant contributing factor. As expected, all model-related assumptions are regularly evaluated with reasonable enhancements applied periodically. The associated mortgage pricing mechanism includes an extended market-based approach and contributed to the changes during the period. Further, issuance of discount notes continued, as well as increased issuance of variable rate consolidated obligations, in order to provide adequate liquidity sources to appropriately address changes in borrowers' short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base and up 200 basis point scenarios and decreased in the down 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the majority of interest rates along the down 200 shocked term structure of interest rates, which causes valuation changes to be limited and generates DOE results with marginal information.

We purchased $0.3 billion of fixed rate multi-family GSE MBS during the period. These fixed rate securities were effectively swapped to appropriate indices and impact DOE only slightly since they are reflected as variable rate instruments and are further described in Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Net Gains (Losses) on Trading Securities." As mentioned previously, the addition of mortgage securities, whether fixed or variable rate, typically lengthens the duration profile of the respective portfolios and generally lengthens our DOE. The relationship of the variable rate GSE MBS/CMOs and the purchased interest rate cap portfolio provides a measured impact on the positively shocked duration results as well. We did not purchase additional interest rate caps during 2020.

We have historically purchased interest rate caps to offset the impact of embedded caps in variable rate GSE MBS/CMOs in rising interest rate scenarios. As expected, these interest rate caps are a satisfactory interest rate risk hedge to rising interest rates and provide an offsetting risk response to the risk profile changes in variable rate GSE CMOs with embedded caps. We periodically assess derivative strategies to ensure that overall balance sheet risk is appropriately hedged within our established risk appetite and make adjustments to the derivative portfolio as needed. This evaluation is completed considering not only the par value of the variable rate MBS/CMO investments with embedded caps being hedged with purchased interest rate caps, but also the composition of the purchased cap portfolio and expected prepayments of the variable rate MBS/CMO investments with embedded caps. This evaluation of the relative relationship between the variable rate investment portfolio and the purchased cap portfolio continues to indicate a sufficient hedging relationship, including a convexity profile that continues to perform well within our expectations. Our purchases of interest rate caps tend to partially offset the negative convexity of our mortgage assets and the effects of any interest rate caps embedded in the variable rate MBS/CMOs.

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

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the positive non-zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero for much of the interest rate term structure. As mentioned previously, this flattened term structure will produce slight, if any, variations in valuations, which generate near zero duration results since the duration measurement captures the sensitivity of valuations to changes in rates. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of our balance sheet and of DOE. The net DOE decrease in the down 200 basis point interest rate shock scenario during the period is generally a function of related factors noted previously, including the impact of the changing term structure of interest rates. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

As noted previously, if at any point a risk measurement nears or exceeds an operating range or policy limit established by the Board of Directors, certain actions may be implemented both by management and the Board of Directors. We typically manage a DOE measurement that exceeds the established limits with various asset/liability management actions. Whenever an established limit is exceeded, the Board of Directors is advised by management and the issue is discussed at the next regularly scheduled Board of Directors’ meeting. If after discussion, the Board of Directors determines that asset/liability management action is required, management implements the Board-approved approach to address the situation. Even though all of our DOE measurements are inside management’s operating range as of December 31, 2020, active monitoring of portfolio relationships and overall DOE dynamics continues as do evaluation processes for acceptable future asset/liability management actions.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.8 months and -0.5 months for December 31, 2020 and 2019, respectively. Again, as discussed previously, the relative performance of the duration gap was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding decisions made by management in response to the interest rate environment. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, caps and floors as discussed previously. Interest rate swaps increase the flexibility of our funding alternatives by providing desirable cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market. FHFA regulation prohibits the speculative use of derivatives, and we do not engage in derivatives trading for short-term profit. Because we do not engage in the speculative use of derivatives through trading or other activities, the primary risk posed by derivative transactions is credit risk in that a counterparty may fail to meet its contractual obligations on a transaction and thereby force us to replace the derivative at market price (see Item 7 – “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management – Credit Risk Management” for additional information).

As discussed earlier, the funding of mortgage loans and prepayable assets with liabilities that have similar duration or average cash flow patterns over time is our primary strategy for and means of managing the interest rate risk for these assets. To achieve the desired liability durations, we issue debt across a broad spectrum of final maturities. Because the durations of mortgage loans and other prepayable assets change as interest rates change, callable consolidated obligation bonds with similar duration characteristics, on average, are frequently issued. The duration of callable bonds shortens when interest rates decrease and lengthens when interest rates increase, allowing the duration of the debt to better match the typical duration of mortgage loans and other prepayable assets as interest rates change. In addition to actively monitoring this relationship, the funding and hedging profile and process are continually measured and reevaluated. We may also use purchased interest rate caps and floors to manage the duration of our assets and liabilities. For example, in order to manage our interest-rate risk in rising interest rate environments, we may purchase out-of-the-money interest rate caps to help manage the duration extension of mortgage assets, especially variable rate MBS/CMOs with periodic and lifetime embedded interest rate caps. During times of falling interest rates, when mortgage assets are prepaying quickly and shortening in duration, we may also synthetically convert fixed rate debt to variable rate using interest rate swaps in order to shorten the duration of our liabilities to more closely match the shortening duration of mortgage assets. As we need to lengthen the liability duration, we terminate selected interest rate swaps to effectively extend the duration of the previously swapped debt.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the board of directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 60 presents MVE as a percent of TRCS. As of December 31, 2020, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan market values as rates have continued to remain historically low along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock (including the new activity-based capital stock requirement for mortgage loan balances) and excess stock as of December 31, 2020 (see Table 44 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) as well as the extended market-based mortgage loan portfolio derived market values contributed to the MVE levels as of December 31, 2020. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 60

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2020	201	183	189
09/30/2020	186	177	182
06/30/2020	231	210	209
03/31/2020	184	173	177
12/31/2019	175	174	176
09/30/2019	174	174	179
06/30/2019	171	174	176
03/31/2019	172	176	176

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

Tables 61 and 62 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 61

12/31/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,922,227	$(10,550)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,656,550	(108,780)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,285	(403)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,171	(1,866)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	19,915	57
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,450,000	(321)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,885,402	(141,371)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	(63)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	781,703	(65,771)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	141
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	133,456	650
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	1
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,253,500	17,952
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	8
TOTAL				$19,074,822	$(310,316)

Table 62

12/31/2019
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,160,580	$953
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,607,500	(24,784)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	35,504	28
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	6,000	(62)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	35,077	(532)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	4,200,000	(352)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,822,646	(49,571)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,898,500	248
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	1,130,000	117
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	790,045	(24,861)
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	221,800	470
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	1,383,782	47
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,628,500	14,013
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	2,635
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	370,000	(342)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	110,000	95
TOTAL				$20,899,934	$(81,898)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer/principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based upon that evaluation, the CEO has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

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
None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
Table 63 sets forth certain information about each of our executive officers as of the date of this annual report on Form 10-K.
Table 63

Executive Officer	Age	Position Held
Mark E. Yardley	65	President and Chief Executive Officer
Patrick C. Doran	60	EVP/Chief Compliance and Ethics Officer and General Counsel
Sonia R. Betsworth	59	SVP/Chief Administrative Officer
Denise L. Cauthon	57	SVP/Chief Accounting Officer
Joe B. Edwards	64	SVP/Chief Information Officer
Dan J. Hess	55	SVP/Chief Business Officer
Thomas E. Millburn	50	SVP/Chief Audit Executive
Martin L. Schlossman, Jr.	52	SVP/Chief Risk Officer

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

Patrick C. Doran became Executive Vice President, CCEO and General Counsel in December 2017. From March 2016 to December 2017, he served as Executive Vice President, Chief Compliance Officer and General Counsel, and from December 2015 to March 2016, he was Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. He served as Senior Vice President, General Counsel and Corporate Secretary from when he joined FHLBank in May 2004 to December 2015.

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

Directors
The Bank Act (as amended by the Recovery Act) and FHFA regulations mandate that our board of directors consist of 13 directors or such other number as may be provided by the FHFA, a majority of whom are to be member directors and at least two-fifths of whom are to be independent directors. Due to the interplay of the “method of equal proportions,” which the FHFA uses to allocate member directorships to each state in our four-state district, the requirement that at least two-fifths of the directorate must be comprised of independent directors, and the requirement that the number of member directorships allocated to each of those four states must be at least equal to the number allocated to each state on December 31, 1960, the FHFA may require from time to time the allocation of additional member director seats. Our board of directors currently consists of 17 directors, 10 of whom are member directors and 7 of whom are independent directors. Under the FHFA regulations, new and re‑elected directors serve four-year terms, subject to adjustment by the FHFA to establish staggering of the board. Directors cannot be elected to serve more than three consecutive full terms. A director who was term-limited may be re‑elected to a directorship for a term that commences no earlier than two years after the expiration of the third full term. Each director must be: (1) a citizen of the United States; and (2) either a bona fide resident in our district or serve as an officer or director of a member located in our district. Additionally, at least two of the independent directors must qualify as public interest directors. To qualify as a public interest director, an individual must have more than four years of experience in representing consumer or community interests in banking services, credit needs, housing, or consumer financial protections.

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

Independent directors are elected by ballot from among those eligible persons nominated by the board of directors after consultation with the Affordable Housing Advisory Council and after the nominee has been submitted to the FHFA for review. In nominating independent directors, our board of directors may consider an individual’s current and prior experience on the board of directors, the qualifications of the nominee, and the skills and experience most likely to add strength to the board of directors, among other skills, qualifications and attributes. FHFA regulations require us to encourage the consideration of diversity in nominating or soliciting nominees for positions on our board of directors. Pursuant to our Procedures for Identifying and Evaluating Candidates for Independent Directorships and Filling Vacant Directorships, our board of directors will consider diversity in nominating independent directors and in electing member directors when the board of directors is permitted to elect or appoint member directors in the event of a vacancy, and in evaluating potential director candidates, the board of directors may also identify appropriate criteria that will promote appropriate diversity on the board of directors and help meet our strategic needs, including desired skill sets, experience, residence, ability to devote sufficient time to service on the board of directors, ethnicity and/or gender. If our board of directors nominates only one individual for each independent directorship, then each nominee must receive at least 20 percent of the number of votes eligible to be cast in the election to be elected. If our board of directors nominates more persons for the type of independent directorship to be filled than there are directorships of that type to be filled in the election, then the nominee receiving the highest number of votes will be elected. Each member voting in the independent director election is entitled to cast one vote for each share of capital stock that the member is required to hold, subject to the statutory limitation discussed above. Our board of directors has adopted procedures for the nomination and election of independent directors, consistent with the requirements of the Bank Act and FHFA regulations.

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

On November 24, 2020, L. Kent Needham from the state of Kansas and Thomas H. Olson, Jr. from the state of Colorado were each declared elected as member directors and Milroy A. Alexander and Lynn Jenkins Katzfey were each declared elected as independent directors of FHLBank’s board of directors. Each of the directors elected in 2020 will serve four-year terms expiring December 31, 2024.

Table 64 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.
Table 64

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Donald R. Abernathy, Jr.	64	Member	January 2020	December 2023	(a), (d)
Milroy A. Alexander	71	Independent	January 2015	December 2024	(a), (b), (c), (e) Chair
Robert E. Caldwell, II	50	Independent	January 2004	December 2022	(b), (c) Vice Chair, (d)
G. Bridger Cox	68	Member	January 2011	December 2023	(b), (c) Chair
Holly Johnson	57	Independent	January 2016	December 2023	(a), (b)
Lynn Jenkins Katzfey	57	Independent	July 2019	December 2024	(e), (f)
Jane C. Knight	77	Independent	January 2004	December 2022	(d), (e)
Barry Lockard	55	Member	January 2019	December 2022	(e), (f)
Richard S. Masinton	79	Independent	April 2007	December 2021	(b) Chair, (c), (d)
Craig A. Meader	63	Member	January 2020	December 2023	(e), (f)
L. Kent Needham	67	Member	January 2013	December 2024	(a), (c), (d) Chair, (f)
Jeffrey R. Noordhoek	54	Independent	July 2020	December 2021	(a), (f)
Mark J. O’Connor	56	Member	May 2011	December 2021	(c), (d), (f) Chair
Thomas H. Olson, Jr.	55	Member	January 2013	December 2024	(a), (b), (e)
Mark W. Schifferdecker	56	Member	January 2011	December 2022	(a) Chair, (b), (c), (d)
Douglas E. Tippens	66	Member	January 2015	December 2022	(b), (e), (f)
Gregg L. Vandaveer	68	Member	January 2018	December 2021	(e), (f)

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

Donald R. Abernathy, Jr. has served as Senior Vice President at Legacy Bank, Hinton, Oklahoma, since December 2020. Prior to his position at Legacy Bank, Mr. Abernathy served as President and CEO of The Bankers Bank, Oklahoma City, Oklahoma, since 1993, and had served on the board of directors of Bankers Banc Investment Services, Inc., since December 2006. Although the board of directors did not participate in Mr. Abernathy's nomination since he is a member director, Mr. Abernathy possesses a bachelor's degree of business administration, has more than 40 years of banking experience, including 30 as a President and CEO, and served on the board of directors of the Independent Community Bankers of America, that assists in his service as a director. Prior to his current term, Mr. Abernathy served as a member director of FHLBank from January 2017 through December 2018.

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver Housing and Neighborhood Redevelopment department. A former board member of the Municipal Securities Rulemaking Board, he was also a member of the board of trustees of Rose Community Foundation for 10 years ending in December 2017, and is currently board chair of the Lowry Redevelopment Authority and Northeast Denver Housing Center. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The board of directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 10 years as an auditor with Touche Ross & Co. (now Deloitte), his past service on the audit committees of many organizations and his ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial diversity, when making his nomination.

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

Lynn Jenkins Katzfey has been a partner at LJ Strategies since January 2019. Ms. Katzfey worked as a certified public accountant for 16 years before launching a career in public service. Ms. Katzfey served as Treasurer of the State of Kansas and was subsequently elected to serve five terms in the U.S. House of Representatives. She currently serves on the boards of directors for American Century Investments Mutual Funds and MGP Ingredients, Inc. The board of directors considered Ms. Katzfey's qualifications, skills and attributes, including her role as a member of the U.S. House of Representatives, including service in leadership roles and on the House Financial Services Committee and the House Ways and Means Committee, her role as the Treasurer of the State of Kansas, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and the law, and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with gender diversity, when making her nomination.

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

Barry J. Lockard has served as President and CEO of Cornhusker Bank, Lincoln, Nebraska, since 2007. Mr. Lockard previously held senior leadership roles at Black and Decker, Cincinnati Bell, and First National Bank of Omaha. He also served eight years in the Nebraska Army National Guard. He has served on the boards of directors of the Nebraska Bankers Association, the American Bankers Association Community Bankers Council, and is a trustee for the Graduate School of Banking at Colorado, where he has also served as a member of the faculty. Although the board of directors did not participate in Mr. Lockard’s nomination since he is a member director, Mr. Lockard possesses a bachelor’s degree in business administration, is a graduate of the Colorado Graduate School of Banking, and has more than 12 years as a bank CEO, that assists in his service as a director.

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

Jeffrey R. Noordhoek has served as CEO of Nelnet, Inc., a publicly traded company, since January 2014, and previously served as President of Nelnet, Inc. from January 2006 through December 2013. The board of directors considered Mr. Noordhoek's qualifications, skills and attributes, including his position as CEO of Nelnet, Inc., which is a publicly traded company listed on the New York Stock Exchange and is the largest education payment plan provider in the United States; his lending, financial services, capital markets and derivatives experience; and his experience overseeing a large team of information technology and IT security professionals, when making his nomination.

Mark J. O’Connor currently serves as President of Investments of FirstBank Holding Company, Lakewood, Colorado, and has served as Vice President of FirstBank since 2002. Although the board of directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 30 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the President of Investments and Chairs the ALCO Committee of a large bank holding company and has over 18 years of investment portfolio management experience. Mr. O’Connor serves on the Foundation Board of a local university and chairs its Investment Committee. His experience on the board of a state housing finance authority, including service as chairman, and his prior experience as an FHLBank director assist in his service as a director.

Thomas H. Olson, Jr. has been CEO of Points West Community Bank, Windsor, Colorado, from 1998 through 2019. Mr. Olson is currently the chairman of Points West Community Bank, Windsor, Colorado, Chairman of First Nebraska Bancs, Inc., Chairman of Bank of Estes Park, Chairman of First National Financial, Director of Nebraska State Bank, Director of O&F Cattle Co., and Director of Rush Creek Land and Livestock. Although the board of directors did not participate in Mr. Olson's nomination since he is a member director, Mr. Olson has a B.S. in Finance and Accounting, is a graduate of the Colorado Graduate School of Banking, and has over 26 years of banking experience, including more than 21 years as CEO, that assists in his service as a director.
Mark W. Schifferdecker has been President and CEO of The GNBank, N.A., Girard, Kansas, since 2003. Although the board of directors did not participate in Mr. Schifferdecker’s nomination since he is a member director, Mr. Schifferdecker has experience as a CPA, possesses more than 17 years of experience as the CEO of a community bank, served more than 10 years as an auditor with KPMG, served six years on the board of directors of the Federal Reserve Bank of Kansas City, including two years as Chairman of the Audit Committee, and served on the board of directors of Bankers’ Bank of Kansas, N.A., including one year as Chairman, that assists in his service as a director.

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

Gregg L. Vandaveer has served as President and CEO of Sooner State Bank, Tuttle, Oklahoma, since April 2001. Although the board of directors did not participate in Mr. Vandaveer's nomination since he is a member director, Mr. Vandaveer possesses a B.S. in journalism, is a graduate of the Southwest Graduate School of Banking at SMU, and has more than 38 years of banking experience, including 22 years as President and CEO, that assists in his service as a director.

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
Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chair), Donald R. Abernathy, Jr., Milroy A. Alexander, Holly Johnson, L. Kent Needham, Jeffrey R. Noordhoek and Thomas H. Olson, Jr.

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

The named executive officers in 2020 were comprised of the President and CEO, the Executive Vice President and CCEO and General Counsel, our former Senior Vice President and CFO, the Senior Vice President and CAO, and the Senior Vice President and CIO (collectively, the Named Executive Officers). Our former Senior Vice President and CFO, William W. Osborn, ceased to serve as an executive officer on July 10, 2020 and is referred to herein as CFO. In a Form 8-K filed on March 15, 2021, FHLBank announced that Jeff Kuzbel has been named FHLBank's CFO, effective April 1, 2021.

In determining the appropriate total compensation package for our Named Executive Officers for 2020, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2020, we provided competitive compensation opportunities for our Named Executive Officers based in part on adjustments to base salary in line with our Executive Pay Philosophy and on incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the board of directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2020 included:
▪Advising the board of directors on the establishment of appropriate compensation, incentive and benefits programs, including the recommendation of performance goals for the EICP;
▪Approving the base salaries and salary adjustments of the CCEO and General Counsel, CFO, CAO, and CIO, as recommended by the CEO;
▪Approving the annual and deferred cash incentive awards of the CEO, CCEO and General Counsel, CFO, CAO, and CIO; and
▪Recommending to the board of directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2020: To implement our compensation objectives, the elements of our 2020 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

Use of Benchmarks - We believe a key to attracting and retaining highly qualified executive officers is the identification of the appropriate peer groups within which we compete for executive talent. We have historically recruited nationally, both within and outside of the FHLBank System, in our efforts to attract highly qualified candidates for the Named Executive Officer positions. To ensure that we are offering and paying competitive compensation to retain our Named Executive Officers, the board of directors (and/or Compensation Committee) periodically retains compensation consultants to assist with comparative analyses of the Named Executive Officers’ total compensation through a review of survey data reflecting potential comparator benchmarks for total compensation. Our Compensation Committee has used the survey data as guideposts in considering and determining competitive levels of base salary and total compensation for our Named Executive Officers among other factors as described above.

For 2020 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark created by McLagan is pulled from a proprietary survey database and is calculated by considering three peer groups: (1) commercial banks with $20 billion or more in assets, including Federal Reserve Banks (excluding former "bulge bracket" investment banks); (2) other FHLBanks; and (3) publicly available proxy data for regional and community banks with assets between $10 billion and $20 billion. Additionally, in calculating the market composite benchmark, for the commercial banks' peer group, Divisional Heads are used as the relevant comparison at the median. For the other FHLBanks' peer group, overall Functional Heads are used at the median. For the third peer group, salary rank is used except for the CEO and CFO where the actual position is used; in addition, the low quartile is used.

In addition to the FHLBanks, the following is a list of survey participants that were included by McLagan in the FHLBank Custom Compensation Survey that was used for the 2020 compensation review:

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

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the 2020 compensation benchmarks:

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

For 2020, the Compensation Committee determined that appropriate annual base salaries for each Named Executive Officer should be competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.” Adjustments to annual base salaries of the Named Executive Officers for 2020 were based on: (1) each Named Executive Officer’s scope of responsibility and accountability; (2) analysis of our comparator peer groups; (3) performance of FHLBank based on achievement levels of FHLBank-wide goals in the prior year; (4) the perceived performance of each Named Executive Officer, as a subjective matter; and (5) other factors such as experience, time in position, general economic conditions, and labor supply and demand conditions.

A final factor that the Compensation Committee generally considers in determining base salary increases in its effort to retain our Named Executive Officers is the relative difference in compensation between the executive officers as well as the pay relationship between executive officers and other employees at FHLBank. The Compensation Committee believes that internal pay equity provides an additional perspective to that of peer group survey compensation information and helps ensure our executive compensation practices are internally consistent and equitable.

The Compensation Committee also considered guidance and communications from our regulator, the FHFA, in determining total compensation for the Named Executive Officers as more specifically addressed below under “FHFA Oversight.”

In 2020, the Compensation Committee and the CEO determined that, with respect to competitive pay positioning for purposes of retaining our Named Executive Officers, it was appropriate to increase the base salaries of the Named Executive Officers to maintain competitive base and total compensation. Consideration was also given to each Named Executive Officer’s scope of responsibility, market comparators, individual and FHLBank performance, and other factors as described above. Table 65 presents the total base salary and the percentage of salary increase for the Named Executive Officers, effective January 1, 2020:

Table 65

Named Executive Officer	Percentage Increase	Salary
Mark E. Yardley, President & CEO[1]	6.2%	$725,000
Patrick C. Doran, EVP, CCEO & General Counsel[2]	3.2	415,000
William W. Osborn, Former SVP & CFO[2]	3.2	385,000
Sonia R. Betsworth, SVP & CAO[2]	3.3	335,000
Joe B. Edwards, SVP & CIO[2]	3.7	318,000

1    Salary increase recommended by the Compensation Committee and approved by the board of directors.
2    Salary increase recommended by the CEO and approved by the Compensation Committee.

Annual and Deferred Cash Incentive Awards - Our EICP is a cash-based annual incentive plan with a long-term deferral component that establishes individual incentive compensation award opportunities related to achievement of performance objectives during the performance periods. The EICP establishes two performance periods: (1) a Base Performance Period aligned with the calendar year; and (2) a Deferral Performance Period (or the long-term performance period), which is a three-year period commencing the calendar year following the Base Performance Period. Named Executive Officers may earn an annual cash incentive during a Base Performance Period and a deferred cash incentive during a Deferral Performance Period. For each Base Performance Period, the board of directors will establish a Total Base Opportunity for Named Executive Officers. The Total Base Opportunity is equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period and is composed of the Cash Incentive and the Deferred Incentive.

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the board of directors, and are distributed only in accordance with such achievement. In 2020, generally we achieved the pre-established goal targets. Goal attainment varied between the threshold, target, and optimum pre-established levels.

In the fourth quarter of 2019, goal metrics, metric performance ranges and metric weights for award opportunities under the 2020 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2020 performance objectives, as appropriate, before submitting the objectives to the board of directors for approval.

For the Base Performance Period of January 1, 2020 to December 31, 2020, the board of directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2021 to December 31, 2023, over which FHLBank applies a six percent compounding interest rate per year, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 66 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 66

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	37.5%	75.0%	112.5%
CCEO and General Counsel	30.0	60.0	90.0
CFO and CAO	27.5	55.0	82.5
CIO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2020 are described in Table 67:

Table 67

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Total Regulatory Capital[1]	The spread between: (a) adjusted net income divided by the daily average total regulatory capital and (b) the average daily Overnight Federal funds effective rate (Fed Effective).
GAAP Return Spread on Total Regulatory Capital	The spread between: (a) GAAP net income divided by the daily average total regulatory capital; and (b) the Fed Effective rate.
Adjusted Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric that exceeds the cost of the required return on capital.
GAAP Net Income after Capital Charge	The dollar amount of GAAP net income that exceeds the cost of the required return on capital.
Member Product Utilization
Member product utilization is defined as the weighted average 2020 attainment in member utilization in each of three product categories: (1) Line of Credit or advances; (2) MPF Program; and (3) Letters of Credit.

Diversity and Inclusion
FHLBank’s Diversity and Inclusion (D&I) initiative is defined as the advancement of D&I, to the maximum extent possible in balance with financially safe and sound business practices, through inclusion and utilization of diverse-owned business and individuals within its workforce, as defined in the D&I Policy, in all business activities of FHLBank. Points are awarded by achievement of the following (one point awarded for each): (1) attain a workforce ratio of at least 11.0 percent business partners of color as of December 31, 2020; (2) increase the number of viable diverse suppliers registered to do business with FHLBank in SupplierGateway by 12; (3) 80 percent of business partners attend one D&I Awareness Activity; (4) 80 percent of business partners complete one D&I Training event; and (5) participate in 15 outreach opportunities with potential diverse directors and/or in Workforce, Vendors, Capital Markets and/or with members.

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

The profit-oriented objectives of “Adjusted Return Spread on Total Regulatory Capital” and “Adjusted Net Income after Capital Charge” (non-GAAP financial measures) and "GAAP Return Spread on Total Regulatory Capital" and "GAAP Net Income after Capital Charge" were based on the belief that profitability is critical to the long-term viability of the organization. The "Member Product Utilization" objective reflects our desire to be our members preferred source of liquidity and funding for housing finance, community lending and financial management activities. We divided the member product objective to focus on Line of Credit or advances, the MPF Program, and Letters of Credit. The performance objective for “Diversity and Inclusion” establishes our commitment to advancing D&I. Finally, the “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks and an effort to reward positive risk management performance as determined by the board of directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value.

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 68 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2020:

Table 68

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	3.69%	4.41%	5.13%	4.05%	75.00%
GAAP Return Spread on Total Regulatory Capital	3.55%	4.72%	5.90%	4.10%	73.50%
Adjusted Net Income after Capital Charge	$79,433,000	$99,291,000	$119,149,000	$88,044,318	71.68%
GAAP Net Income after Capital Charge	$72,086,000	$102,980,000	$133,875,000	$89,415,694	78.05%
Member Product Utilization - Line of Credit or advances	61.00%	67.00%	73.00%	56.90%
Member Product Utilization - MPF Program	24.00%	25.50%	27.00%	25.29%	54.81%
Member Product Utilization - Letters of Credit	30.00%	32.00%	34.00%	33.05%
Diversity and Inclusion	Achieve 3 of 5	Achieve 4 of 5	Achieve 5 of 5	5	150.00%
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	4.00	4.50	5.00	4.38	88.00%
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	3.83	91.50%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					85.96%

We believe the goals incorporated into the EICP are indicative of our balanced approach to profitability and risk management. As reflected in Table 68, we exceeded Threshold for the profitability goals. We exceeded Target for the Letters of Credit component of the Member Product Utilization goal and exceeded Threshold for the MPF Program component, but were below Threshold for the Line of Credit or advances component. We exceeded Threshold performance for each of the Risk Management goals and achieved Optimum for the Diversity and Inclusion goal in 2020.

Table 69 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2020:

Table 69

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

Table 70 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2020 to December 31, 2020 and the Deferral Performance Period, which is the three-year period from January 1, 2021 to December 31, 2023:

Table 70

Named Executive Officer	Base Salary	Incentive Percent of Base Salary	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$725,000	64.47%	$467,411	$233,706	$233,705
Patrick C. Doran, EVP, CCEO & General Counsel	415,000	51.58	214,042	107,021	107,021
Sonia R. Betsworth, SVP & CAO	335,000	47.28	158,383	79,192	79,191
Joe B. Edwards, SVP & CIO	318,000	42.98	136,678	68,339	68,339
William W. Osborn, Former SVP & CFO	204,346	47.28	96,612	48,306	48,306

1    Cash Incentive is included as non-equity incentive plan compensation in Table 75 for all Named Executive Officers.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2021 to calendar year 2023 is measured by applying a six percent interest credit, compounded annually, to the Deferred Incentive presented in Table 70, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period.

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

Under the EICP Targets for the 2018-2020 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. The metric weight for the 2018-2020 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2018-2020 goal achievement percentage is included in Table 71:

Table 71

Objective	Metric Weight	2018-2020
		Goal Achievement Percentage
Total Return	50.0%	116.67%
MVE/Total Regulatory Capital	50.0	125.00
Overall Payout Percentage	100.0%	120.84%

Based on the performance results, Table 72 presents the Final Deferred Incentive Award for the 2018-2020 Deferral Performance Period for each Named Executive Officer:

Table 72

Named Executive Officer	Deferred Incentive	Goal Achievement Percentage	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$239,464	120.84%	$289,369
Patrick C. Doran, EVP, CCEO & General Counsel	111,809	120.84	135,110
Sonia R. Betsworth, SVP & CAO	87,351	120.84	105,555
Joe B. Edwards, SVP & CIO	85,381	120.84	103,175
William W. Osborn, Former SVP & CFO	103,312	120.84	124,843

1    The amount reflected is subject to Compensation Committee approval following completion of the calculation of award payable amounts and the non-disapproval of the FHFA and is included as non-equity incentive plan compensation in Table 75 for all Named Executive Officers.

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

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. There were no such bonuses awarded to a Named Executive Officer in 2020.

Retirement and Other Benefits - In 2020, we maintained a comprehensive retirement program for our eligible employees comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan), which was hard frozen December 31, 2019; and (2) the Federal Home Loan Bank of Topeka 401(k) Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the retirement benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other eligible highly compensated employees that preserves and restores the full pension and thrift benefits that, due to IRC limitations, are not payable from the qualified pension plans.

DB Plan - The board of directors resolved, effective December 31, 2019, to: (1) freeze the DB Plan to discontinue the future accrual of new benefits under the DB Plan; (2) revise the BEP to cease any further accrual of pension benefit under the BEP (as described further below); and (3), freeze the Pentegra Defined Benefit Plan, thereby discontinuing the future accrual of new benefits under that plan.

Our DB Plan covered all full-time employees of FHLBank as of January 1, 2009 who met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by FHLBank as of December 31, 2008, including certain of the Named Executive Officers. Employees were not fully vested until they completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2020, four of the Named Executive Officers (the CEO, CCEO and General Counsel, CAO, and the former CFO) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

The DB Plan made available a normal retirement benefit at or after age 65 where a Named Executive Officer participant has met the vesting requirement of completing five years of employment equal to 2.0 percent of his/her highest three-year average salary multiplied by his/her years of benefit service, up to 30 years. Two Named Executive Officer participants (Mr. Yardley and Ms. Betsworth) are eligible to receive benefits in excess of 2.0 percent because of a plan change in 2003. The amount in excess of 2.0 percent is a calculated “frozen add-on” determined at the time of the plan change. The formula for this “frozen add-on” is the old benefit formula as of August 31, 2003 minus the new benefit formula as of September 1, 2003. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Only the portion of the benefit accrued before September 1, 2003 is payable as a lump sum to employees who have attained age 50; otherwise, benefits are paid in installments.

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

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2020, matching ratios for all employees, including the Named Executive Officers, under the DC Plan were as follows:

Year 1	No match
Years 2 through 3	100 percent match up to 4 percent of employee’s eligible compensation
Years 4 through 5	150 percent match up to 4 percent of employee’s eligible compensation
After 5 years	200 percent match up to 4 percent of employee’s eligible compensation

We also make a monthly basic contribution in an amount equal to two percent of all employees’, including the Named Executive Officers’, monthly eligible compensation after one year of service.

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other participants in the BEP to defer compensation and to receive matching contributions that would otherwise have been made or accrued under FHLBank’s DC Plan, as appropriate, but for the limitations imposed by the IRC. Each of the Named Executive Officers are participants in the BEP.

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2020, the rate of return earned on the defined contribution portion of the BEP was 6.57 percent, which was our 2019 return on equity calculated for EICP purposes.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2020, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 79 under the column titled “Aggregate Balance at Last FYE.”

As indicated above, the pension accrual benefit of the BEP ceased further accruals as of December 31, 2019.

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

Perquisites - The board of directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of perquisites that were provided to the Named Executive Officers in 2020 include cell phone reimbursement, limited spousal travel and limited club dues. Total perquisites to any single Named Executive Officer did not exceed $10,000.

Potential payments upon termination or change in control
Severance Benefits - We provide severance benefits to the Named Executive Officers pursuant to our Executive Officer Severance Policy. The policy’s primary objective is to provide a level of protection to officers from loss of income during a period of unemployment. These officers are eligible to receive severance pay under the policy if we terminate the officer’s employment with or without cause, subject to certain limitations. These limitations include: (1) the officer voluntarily terminates employment, including as a result of disability or death; or (2) the officer’s employment is terminated by us for misconduct.

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 73 presents the term and amounts that would have been payable to the Named Executive Officer under the Executive Officer Severance Policy as of December 31, 2020, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see "Change in Control Plan" below):

Table 73

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley	12	$725,000	$20,374	$745,374
Patrick C. Doran	9	311,250	22,168	333,418
Sonia R. Betsworth	6	167,500	10,093	177,593
Joe B. Edwards	6	159,000	10,187	169,187

1    Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.
2    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.

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

A Participant in the Change in Control Plan will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to his or her compensation multiplier. The Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers: CEO at Tier 1; CCEO and General Counsel at Tier 2; and CAO at Tier 3.

Table 74 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2020 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 74

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley	$2,167,750	$1,625,813	$61,123	$3,854,686
Patrick C. Doran	830,000	498,000	59,114	1,387,114
Sonia R. Betsworth	335,000	184,250	20,187	539,437

1    Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.
2    Compensation multiplier times target Total Base Opportunity reflected in the 2020 EICP Targets as described in under the Change in Control Plan.
3    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Change in Control Plan.

The amounts above do not include accrued incentive plan payments as presented in the Summary Compensation Table; the aggregate balance of the DC Plan as presented in the Nonqualified Deferred Compensation Table; or the present value of accumulated benefits of the BEP as presented in the Pension Benefits Table.

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2020 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2020 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

The Compensation, Human Resources and Inclusion Committee
of the board of directors
Richard S. Masinton, Chair
Milroy A. Alexander
Robert E. Caldwell, II
G. Bridger Cox
Holly Johnson
Thomas H. Olson, Jr., Chair Designate
Mark W. Schifferdecker
Douglas E. Tippens

Table 75 presents the Summary Compensation Table for the Named Executive Officers.
Table 75

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2020	$725,000	$—	$523,075	$1,233,185	$99,021	$2,580,281
President & CEO	2019	682,500	—	437,126	2,360,858	62,290	3,542,774
	2018	650,000	—	306,822	1,044,036	60,175	2,061,033
Patrick C. Doran[5]	2020	415,000	—	242,131	291,196	60,423	1,008,750
EVP, CCEO & General	2019	402,100	—	258,903	513,675	35,881	1,210,559
Counsel	2018	388,500	—	202,515	129,384	33,855	754,254
Sonia R. Betsworth[6]	2020	335,000	—	184,747	540,074	45,145	1,104,966
SVP & CAO	2019	324,200	—	187,491	889,388	25,588	1,426,667
	2018	313,200	—	155,810	78,397	25,752	573,159
Joe B. Edwards[7]	2020	318,000	—	171,514	5,874	32,860	528,248
SVP & CIO	2019	306,750	—	192,368	2,346	25,207	526,671
	2018	290,745	—	158,241	161	25,847	474,994
William W. Osborn[8]	2020	204,346	—	173,149	218,241	64,156	659,892
Former SVP & CFO	2019	373,000	—	241,950	409,268	29,047	1,053,265
	2018	360,400	—	175,583	77,427	29,163	642,573

1    All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP, subject to the approval of the Compensation Committee and not disapproved by the FHFA.
2    The change in pension value will fluctuate with changes in discount rates used to calculate the present value of accumulated benefits and can result in decreases. However, per SEC rules, any net actuarial decreases in pension plan values have been excluded from this column. Nonqualified deferred compensation earnings include above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.
3    The 2020 components of All Other Compensation are provided in Table 76.
4    Above market earnings attributable to the BEP for Mr. Yardley were $65,185, $48,858, and $51,036 for 2020, 2019, and 2018, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under FHLBank’s DB Plan was $383,000, $406,000, and $(44,000) for 2020, 2019, and 2018, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $785,000, $1,906,000, and $1,037,000 for 2020, 2019, and 2018, respectively.
5    Above market earnings attributable to the BEP for Mr. Doran were $15,196, $10,675, and $10,384 for 2020, 2019, and 2018, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under FHLBank’s DB Plan was $148,000, $259,000, and $12,000 for 2020, 2019, and 2018, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $128,000, $244,000, and $107,000 in 2020, 2019, and 2018, respectively.
6    Above market earnings attributable to the BEP for Ms. Betsworth were $19,074, $13,388, and $13,397 for 2020, 2019, and 2018, respectively. The aggregate change in the value of Ms. Betsworth's accumulated benefit under FHLBank’s DB Plan was $361,000, $470,000, and $(119,000) for 2020, 2019, and 2018, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $160,000, $406,000, and $184,000 for 2020, 2019, and 2018, respectively.
7    Above market earnings attributable to the BEP for Mr. Edwards were $5,874, $2,346 and $161 in 2020, 2019, and 2018, respectively.
8    Above market earnings attributable to the BEP for Mr. Osborn were $3,747, $3,268, and $2,427 for 2020, 2019, and 2018, respectively. The aggregate change in the value of Mr. Osborn's accumulated benefit under FHLBank’s DB Plan was $139,000, $227,000 and $2,000 for 2020, 2019, and 2018, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $75,494, $179,000 and $73,000 for 2020, 2019, and 2018, respectively. Mr. Osborn ceased to serve as an executive officer on July 10, 2020 and is no longer an employee of the FHLBank.

Table 76 presents the components of “All Other Compensation” for 2020 as summarized in Table 75.
Table 76

Named Executive Officer	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$855	$8,913	$28,500	$60,182	$571	$99,021
Patrick C. Doran	703	5,542	26,904	26,403	871	60,423
Sonia R. Betsworth	565	689	18,899	24,121	871	45,145
Joe B. Edwards	538	653	28,500	2,298	871	32,860
William W. Osborn[1]	372	448	27,296	5,883	30,157	64,156

1    Other Miscellaneous for Mr. Osborn includes accrued vacation payout of $29,614.

Table 77 presents the Grants of Plan Based Awards Table for the Named Executive Officers.
Table 77

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$135,938	$271,875	$407,813
President & CEO	EICP-Deferred Incentive Opportunity	135,937	271,875	407,812
Patrick C. Doran	EICP-Cash Incentive	62,250	124,500	186,750
EVP, CCEO & General Counsel	EICP-Deferred Incentive Opportunity	62,250	124,500	186,750
Sonia R. Betsworth	EICP-Cash Incentive	46,063	92,125	138,188
SVP & CAO	EICP-Deferred Incentive Opportunity	46,062	92,125	138,187
Joe B. Edwards	EICP-Cash Incentive	39,750	79,500	119,250
SVP & CIO	EICP-Deferred Incentive Opportunity	39,750	79,500	119,250
William W. Osborn	EICP-Cash Incentive[2]	52,938	105,875	158,813
Former SVP & CFO	EICP-Deferred Incentive Opportunity[2]	52,937	105,875	158,812

1    Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2020. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.
2     Based on the retirement definition outlined in the EICP, Mr. Osborn may receive a prorated payout.

Pension Benefits: Table 78 presents the 2020 Pension Benefits Table for the participating Named Executive Officers.
Table 78

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$3,190,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	6,403,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	14.667	1,193,000	—
EVP, CCEO & General Counsel	FHLBank Benefit Equalization Plan	14.667	988,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	2,699,000	—
SVP & CAO	FHLBank Benefit Equalization Plan	30.000	1,152,000	—
William W. Osborn	Pentegra Defined Benefit Plan for Financial Institutions	12.583	931,000	—
Former SVP & CFO	FHLBank Benefit Equalization Plan	12.583	—	617,494

Deferred Compensation: Table 79 presents the 2020 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2020, with a fiscal year end (FYE) of December 31, 2020.
Table 79

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley, President & CEO	$57,396	$60,182	$102,694	$—	$1,689,419
Patrick C. Doran, EVP, CCEO & General Counsel	27,307	26,403	23,940	—	414,256
Sonia R. Betsworth, SVP & CAO	50,269	24,121	30,049	—	514,604
Joe B. Edwards, SVP & CIO	68,846	2,298	9,254	—	161,471
William W. Osborn, Former SVP & CFO	8,349	5,883	5,904	(125,463)	15,567

1    All amounts are also included in the salary column of Table 75.
2    The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2019) was $264,459 for Mr. Yardley, $44,681 for Mr. Doran, $35,850 for Ms. Betsworth, $2,507 for Mr. Edwards, and $6,478 for Mr. Osborn,. The amounts reported as preferential (above market) earnings for the current year are presented in Table 75.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO (the "Median Employee"), and the annual total compensation of Mr. Yardley, our CEO who is our principal executive officer. We identified the Median Employee in 2020 (see methodology below).

Methodology used to determine the Median Employee
We identified the Median Employee by comparing the 2020 compensation (i.e., 2020 annual earnings and incentive earned for 2019 paid in 2020) for each of the employees who were employed by FHLBank on December 1, 2020, and ranking all 233 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. We next identified the initial median employee based on that calculation, and identified the five employees with 2020 compensation higher than that initial median employee and the five employees with 2020 compensation lower than that initial median employee, constituting a total pool of 11 employees (the "Identified Pool"). We then calculated the 2020 Total Compensation for each employee in the Identified Pool for 2020 in the same manner as “Total Compensation” for 2020 is shown for our CEO in the Summary Compensation Table (see Table 75), which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at FHLBank. We ranked the 2020 Total Compensation for each employee in the Identified Pool from lowest to highest, and the median employee from the Identified Pool based on 2020 Total Compensation was identified as our Median Employee. The employees in the calculation included all full-time and part-time employees, and we annualized all such employees' earnings who were not employed by us for all of 2020. Interns and those employees retiring at the end of 2020 were not included in the calculation. As indicated above, this analysis was reviewed to identify the Median Employee reflected herein.

Methodology used to determine the CEO Pay Ratio for 2020
For the year ended December 31, 2020, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 18:1. For the year ended December 31, 2020, the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $2,580,281, and the Total Compensation of the Median Employee for the same year ended December 31, 2020 was $140,283. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 80 presents the Director Compensation Table for the persons who served on our board of directors during 2020.
Table 80

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Donald R. Abernathy, Jr.	$112,500	$1,877	$114,377
Milroy A. Alexander	122,500	2,271	124,771
Robert E. Caldwell, II	122,500		122,500
G. Bridger Cox	142,500	7,274	149,774
Holly Johnson	112,500		112,500
Lynn Katzfey	112,500		112,500
Jane C. Knight	112,500	3,429	115,929
Barry J. Lockard	112,500		112,500
Richard S. Masinton	122,500	12,416	134,916
Neil F. M. McKay	112,500		112,500
Craig A. Meader	112,500		112,500
L. Kent Needham	122,500	3,621	126,121
Jeffrey R. Noordhoek	56,557		56,557
Mark J. O’Connor	122,500		122,500
Thomas H. Olson, Jr.	112,500		112,500
Mark W. Schifferdecker	122,500		122,500
Douglas E. Tippens	112,500	11,351	123,851
Gregg Vandaveer	112,500	6,401	118,901

1    Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees - The board of directors establishes on an annual basis a board of directors Compensation Policy governing compensation for Board meeting attendance. Our 2020 Board of Directors Compensation Policy (2020 Policy) was adopted September 20, 2019 and became effective January 1, 2020. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. In order to compensate them for their time while serving as directors, our 2020 Policy provided that each director shall be paid one-fourth of his or her maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2020 Policy reflected this analysis. The 2020 Policy established annual compensation limits of $142,500 for the Chair, $122,500 for the Vice-Chair and Committee Chairs and $112,500 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in his or her maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair.

The Board of Directors adopted a 2021 Board of Directors Compensation Policy (2021 Policy) governing compensation for board meeting attendance on October 30, 2020. The 2021 Policy is similar to the 2020 Policy, and no adjustments to the Board of Directors established annual compensation limits were made. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the Board of Directors. The board of directors also adopted revisions to the BEP effective January 1, 2018, discussed above and as disclosed in the Form 8-K filed on February 5, 2018, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

Director Expenses - Directors are also reimbursed for all necessary and reasonable travel, subsistence and other related expenses incurred in connection with the performance of their duties. For expense reimbursement purposes, directors’ official duties can include:
▪Meetings of the Board and Board Committees;
▪Meetings requested by the FHFA;
▪Meetings of FHLBank System committees;
▪FHLBank System director meetings;
▪Meetings of the Council of Federal Home Loan Banks and Council committees; and
▪Attendance at other events on behalf of FHLBank.

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

Table 81 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of FHLBank as of February 28, 2021. No affiliated officer or director of these stockholders currently serves on our board of directors.
Table 81

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	3,821,037	24.6%
United of Omaha Life Ins. Co.	Mutual of Omaha Plaza	Omaha	NE	918,118	5.9
TOTAL				4,739,155	30.5%

Additionally, because of the fact that a majority of our board of directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 82 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of February 28, 2021, for member institutions whose affiliated officers or directors currently serve on our board of directors:
Table 82

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
FirstBank	10403 W Colfax Ave	Lakewood	CO	119,096	0.8%
GNBank, NA	100 E Forest	Girard	KS	50,134	0.3
Cornhusker Bank	8310 O Street	Lincoln	NE	46,194	0.3
Points West Community Bank	1291 Main Street	Windsor	CO	18,451	0.1
Legacy Bank	101 West Main Street	Hinton	OK	15,138	0.1
Citizens Bank & Trust Co of Ardmore	1100 N Commerce Street	Ardmore	OK	10,199	0.1
First National Bank of Kansas	600 N 4th Street	Burlington	KS	5,580	—
BancFirst	101 N Broadway Ste 200	Oklahoma City	OK	5,556	—
First Security Bank	312 Maple Street	Overbrook	KS	3,585	—
Sooner State Bank	2 SE 4th Street	Tuttle	OK	3,246	—
Bank of Estes Park	255 Park Lane	Estes Park	CO	1,351	—
Nebraska State Bank	218 Main Street	Oshkosh	NE	1,074	—
Impact Development Fund	200 E. 7th Street, Suite 412	Loveland	CO	368	—
TOTAL				279,972	1.7%

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

A “Related Person” under the Policy is:
▪Any person who is, or at any time since the beginning of our last fiscal year was, a director or an executive officer of FHLBank;
▪Any immediate family member of any of the foregoing persons and any person (other than a tenant or employee) sharing the household of such director or executive officer;
▪Any firm, corporation, or other entity in which any of the foregoing persons is an executive officer, a general partner or principal or in a similar position; or
▪Any member institution (or successor) of FHLBank that is known to be the beneficial owner of more than five percent of our voting securities.
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

Committee Independence
Audit Committee: In addition to the Nasdaq Independence Standards for committee members, our Audit Committee members are subject to the independence standards of the FHFA. FHFA regulations state that a director will be considered sufficiently independent to serve as an Audit Committee member if that director does not have a disqualifying relationship with FHLBank or its management that would interfere with the exercise of that director’s independent judgment. Disqualifying relationships include but are not limited to:
▪Being employed by FHLBank in the current year or any of the past five years;
▪Accepting compensation from FHLBank other than compensation for service as a director;
▪Serving or having served in any of the past five years as a consultant, advisor, promoter, underwriter, or legal counsel of FHLBank; or
▪Being an immediate family member of an individual who is, or has been in any of the past five years, employed by FHLBank as an executive officer.
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

Item 14: Principal Accountant Fees and Services
Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2020, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2020 and 2019. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 83 sets forth the aggregate fees we were billed for the years ended December 31, 2020 and 2019 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):
Table 83

	2020	2019
Audit fees	$902	$936
Audit-related fees	72	70
Tax fees	—	—
All other fees	1	1
TOTAL	$975	$1,007

Audit fees during the years ended December 31, 2020 and 2019 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2020 and 2019 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2020 and 2019, we were assessed $40,000 and $38,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid to our external accounting firm during the years ended December 31, 2020 and 2019.

All other fees during the years ended December 31, 2020 and 2019 were for a license fee for an electronic disclosure checklist application.

PART IV
Item 15: Exhibits, Financial Statement Schedules
a)    The financial statements included as part of this Form 10-K are identified in the index to Audited Financial Statements appearing in Item 8 of this Form 10-K and which index is incorporated in this Item 15 by reference.
b)    Exhibits.
We have incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed November 5, 2020, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.3.
4.1	Exhibit 4.1 to the 2019 Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
4.2	Exhibit 4.1 to the 2019 Annual Report on Form 10-K, filed March 20, 2020, Description of Securities - Supplement to the Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 18, 2020, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.

Exhibit No.	Description
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Second Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3	Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Complex Third Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3
10.2.4	Exhibit 10.2.4 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka Office Complex Fourth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.4.
10.2.5	Exhibit 10.1 to the Current Report on Form 8-K, filed January 31, 2018, Federal Home Loan Bank of Topeka Office Complex Fifth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.5.
10.3	Exhibit 10.3 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.3.
10.4	Exhibit 10.4 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.4.
10.5	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.5.
10.6	Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Bond Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas and BOKF, N.A., is incorporated herein by reference as Exhibit 10.6.
10.7	Exhibit 10.2 to the Current Report on Form 8-K, filed June 23, 2017, Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.7.
10.8	Exhibit 10.3 to the Current Report on Form 8-K, filed June 23, 2017, Base Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.8.
10.9	Exhibit 10.26 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, is incorporated herein by reference as Exhibit 10.9.
10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 8, 2019, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.10.
10.11*	Exhibit 10.16 to the 2015 Annual Report on Form 10-K, filed March 10, 2016, Federal Home Loan Bank of Topeka 2016 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.11.
10.12*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017, Federal Home Loan Bank of Topeka 2017 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.12.
10.13*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.13.
10.14*	Exhibit 10.2 to the Current Report on Form 8-K, filed January 8, 2019, Federal Home Loan Bank of Topeka 2019 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14
10.15*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2020, Federal Home Loan Bank of Topeka 2020 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.
10.16*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 2, 2021, Federal Home Loan Bank of Topeka 2021 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.16.
10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.17.
10.18*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.18.
10.19*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 19, 2019 Federal Home Loan Bank of Topeka 2020 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.19.
10.20*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 24, 2020 Federal Home Loan Bank of Topeka 2021 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.20.
10.21*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.21.
10.22*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.22.
10.23***	Exhibit 10.25 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka 2016 Non-NEO Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.23.

Exhibit No.	Description
14.1	Exhibit 14.1 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka Code of Ethics, is incorporated herein by reference as Exhibit 14.1.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Federal Home Loan Bank of Topeka Audit Committee Charter.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

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

Federal Home Loan Bank of Topeka

March 18, 2021	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Mark E. Yardley	President and Chief Executive Officer	March 18, 2021
Mark E. Yardley	(principal executive officer and interim principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 18, 2021
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chair of the Board of Directors	March 18, 2021
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chair of the Board of Directors	March 18, 2021
Robert E. Caldwell, II

/s/ Donald R. Abernathy, Jr.[1]	Director	March 18, 2021
Donald R. Abernathy, Jr.

/s/Milroy A. Alexander[1]	Director	March 18, 2021
Milroy A. Alexander

/s/Holly Johnson[1]	Director	March 18, 2021
Holly Johnson

/s/Lynn Jenkins Katzfey[1]	Director	March 18, 2021
Lynn Jenkins Katzfey

/s/Jane C. Knight[1]	Director	March 18, 2021
Jane C. Knight

/s/Barry Lockard[1]	Director	March 18, 2021
Barry Lockard

/s/Richard S. Masinton[1]	Director	March 18, 2021
Richard S. Masinton

/s/Craig A. Meader[1]	Director	March 18, 2021
Craig A. Meader

/s/L. Kent Needham[1]	Director	March 18, 2021
L. Kent Needham

/s/Jeffrey R. Noordhoek[1]	Director	March 18, 2021
Jeffrey R. Noordhoek

/s/Mark J. O’Connor[1]	Director	March 18, 2021
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 18, 2021
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker[1]	Director	March 18, 2021
Mark W. Schifferdecker

/s/Douglas E. Tippens[1]	Director	March 18, 2021
Douglas E. Tippens

/s/Gregg L. Vandaveer[1]	Director	March 18, 2021
Gregg L. Vandaveer
1    Pursuant to Power of Attorney

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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
President and Chief Executive Officer (Principal Executive Officer) and Interim Principal Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2020 and 2019, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2020 was $19 billion, of which 83% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2020 was $149 million and $4 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow model uses market observable inputs such as discount rate, forward interest rate, volatility, and prepayment assumptions, if applicable.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate, forward interest rate, volatility, and, if applicable, prepayment assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, volatility, and, if applicable, prepayment assumptions.

/s/ PricewaterhouseCoopers LLP

Kansas City, Missouri
March 18, 2021

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2020	12/31/2019
ASSETS
Cash and due from banks (Note 3)	$4,570,415	$1,917,166
Interest-bearing deposits (Note 4)	760,297	921,453
Securities purchased under agreements to resell (Notes 4, 11)	2,600,000	4,750,000
Federal funds sold (Note 4)	1,780,000	850,000

Investment securities:
Trading securities (Note 4)	2,623,376	2,812,562
Available-for-sale securities, amortized cost of $6,696,114 and $7,155,712 (Note 4)	6,741,310	7,182,500
Held-to-maturity securities, fair value of $2,750,116 and $3,556,938 (Note 4)	2,746,992	3,569,958
Total investment securities	12,111,678	13,565,020

Advances (Notes 5, 17)	21,226,823	30,241,315
Mortgage loans held for portfolio, net of allowance for credit losses of $5,177 and $985 (Notes 6, 17)	9,205,207	10,633,009
Accrued interest receivable	97,718	143,765
Derivative assets, net (Notes 7, 11)	148,868	154,804
Other assets (Note 16)	90,706	100,122

TOTAL ASSETS	$52,591,712	$63,276,654

LIABILITIES
Deposits (Notes 8, 17)	$1,229,361	$790,640

Consolidated obligations, net:
Discount notes (Notes 9, 16)	10,882,417	27,447,911
Bonds (Notes 9, 16)	37,648,077	32,013,314
Total consolidated obligations, net	48,530,494	59,461,225

Mandatorily redeemable capital stock (Note 12)	1,624	2,415
Accrued interest payable	45,575	117,580
Affordable Housing Program payable (Note 10)	41,129	43,027
Derivative liabilities, net (Notes 7, 11)	4,404	202
Other liabilities (Notes 14, 16)	71,358	70,514

TOTAL LIABILITIES	49,923,945	60,485,603

Commitments and contingencies (Note 16)

The accompanying notes are an integral part of these financial statements.
4

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2020	12/31/2019
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 4,122 and 4,476 shares issued and outstanding) (Notes 12, 17)	$412,225	$447,610
Class B ($100 par value; 11,618 and 13,188 shares issued and outstanding) (Notes 12, 17)	1,161,779	1,318,846
Total capital stock	1,574,004	1,766,456

Retained earnings:
Unrestricted	793,331	765,295
Restricted (Note 12)	258,124	234,514
Total retained earnings	1,051,455	999,809

Accumulated other comprehensive income (loss) (Note 13)	42,308	24,786

TOTAL CAPITAL	2,667,767	2,791,051

TOTAL LIABILITIES AND CAPITAL	$52,591,712	$63,276,654

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2020	2019	2018
INTEREST INCOME:
Interest-bearing deposits	$6,092	$19,801	$14,957
Securities purchased under agreements to resell	17,812	104,397	71,298
Federal funds sold	5,050	32,834	40,306
Trading securities	74,555	87,534	72,659
Available-for-sale securities	54,311	116,866	46,154
Held-to-maturity securities	33,283	105,099	116,189
Advances	268,051	716,199	637,203
Mortgage loans held for portfolio	280,708	304,582	256,698
Other	1,211	1,440	1,545
Total interest income	741,073	1,488,752	1,257,009

INTEREST EXPENSE:
Deposits	1,802	9,820	8,912
Consolidated obligations:
Discount notes	123,124	532,155	451,380
Bonds	363,896	689,275	524,255
Mandatorily redeemable capital stock	59	139	229
Other	1,180	1,299	1,036
Total interest expense	490,061	1,232,688	985,812

NET INTEREST INCOME	251,012	256,064	271,197
Provision (reversal) for credit losses on mortgage loans	(716)	387	27
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	251,728	255,677	271,170

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	78,142	70,261	(21,910)
Net gains (losses) on sale of available-for-sale securities	1,523	—	—
Net gains (losses) on sale of held-to-maturity securities	—	(46)	1,591
Net gains (losses) on derivatives and hedging activities	(129,445)	(57,623)	(3,191)
Standby bond purchase agreement commitment fees	2,257	2,283	2,864
Letters of credit fees	6,297	4,832	4,384
Other	1,078	3,266	3,415
Total other income (loss)	(40,148)	22,973	(12,847)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2020	2019	2018
OTHER EXPENSES:
Compensation and benefits	$39,883	$37,848	$37,673
Other operating	18,689	19,519	18,729
Federal Housing Finance Agency	4,178	3,460	2,956
Office of Finance	4,062	3,700	3,207
Mortgage loans transaction service fees	7,819	6,938	5,687
Other	5,776	1,351	856
Total other expenses	80,407	72,816	69,108

INCOME BEFORE ASSESSMENTS	131,173	205,834	189,215

Affordable Housing Program	13,123	20,597	18,944

NET INCOME	$118,050	$185,237	$170,271

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2020	2019	2018
Net income	$118,050	$185,237	$170,271

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	18,408	7,720	(12,138)
Net non-credit portion of other-than-temporary impairment losses on held-to-maturity securities	—	—	4,163
Defined benefit pension plan	(886)	1,373	(1,990)
Total other comprehensive income (loss)	17,522	9,093	(9,965)

TOTAL COMPREHENSIVE INCOME	$135,572	$194,330	$160,306

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2017	2,351	$235,134	14,049	$1,404,905	16,400	$1,640,039	$676,993	$163,413	$840,406	$25,658	$2,506,103
Comprehensive income							136,217	34,054	170,271	(9,965)	160,306
Proceeds from issuance of capital stock	16	1,541	16,537	1,653,706	16,553	1,655,247					1,655,247
Repurchase/redemption of capital stock	(8,176)	(817,568)	(91)	(9,121)	(8,267)	(826,689)					(826,689)
Net reclassification of shares to mandatorily redeemable capital stock	(2,045)	(204,456)	(8,359)	(835,860)	(10,404)	(1,040,316)					(1,040,316)
Net transfer of shares between Class A and Class B	10,327	1,032,710	(10,327)	(1,032,710)	—	—					—
Dividends on capital stock (Class A - 1.8%, Class B - 7.0%):
Cash payment							(399)		(399)		(399)
Stock issued			963	96,256	963	96,256	(96,256)		(96,256)		—
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							148,190	37,047	185,237	9,093	194,330
Proceeds from issuance of capital stock	18	1,804	14,039	1,403,916	14,057	1,405,720					1,405,720
Repurchase/redemption of capital stock	(7,130)	(713,027)	(2,661)	(266,112)	(9,791)	(979,139)					(979,139)
Net reclassification of shares to mandatorily redeemable capital stock	(1,387)	(138,681)	(1,452)	(145,150)	(2,839)	(283,831)					(283,831)
Net transfer of shares between Class A and Class B	10,502	1,050,153	(10,502)	(1,050,153)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(281)		(281)		(281)
Stock issued			992	99,169	992	99,169	(99,169)		(99,169)		—
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							94,440	23,610	118,050	17,522	135,572
Proceeds from issuance of capital stock	22	2,270	21,126	2,112,552	21,148	2,114,822					2,114,822
Repurchase/redemption of capital stock	(1,697)	(169,719)	(1,094)	(109,407)	(2,791)	(279,126)					(279,126)
Net reclassification of shares to mandatorily redeemable capital stock	(10,715)	(1,071,524)	(10,272)	(1,027,175)	(20,987)	(2,098,699)					(2,098,699)
Net transfer of shares between Class A and Class B	12,036	1,203,588	(12,036)	(1,203,588)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 0.8%, Class B - 5.8%):
Cash payment							(273)		(273)		(273)
Stock issued			706	70,551	706	70,551	(70,551)		(70,551)		—
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,050	$185,237	$170,271
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(54,707)	(10,559)	2,467
Concessions on consolidated obligations	26,485	12,376	5,448
Premiums and discounts on investments, net	18,636	10,567	3,644
Premiums, discounts and commitment fees on advances, net	(4,846)	(1,606)	(4,698)
Premiums, discounts and deferred loan costs on mortgage loans, net	66,476	29,566	18,116
Fair value adjustments on hedged assets or liabilities	4,802	3,385	1,453
Premises, software and equipment	3,339	3,127	2,975
Other	291	334	399
Provision (reversal) for credit losses on mortgage loans	(716)	387	27
Non-cash interest on mandatorily redeemable capital stock	58	137	227
Net realized (gains) losses on sale of available-for-sale securities	(1,523)	—	—
Net realized (gains) losses on sale of held-to-maturity securities	—	46	(1,591)
Net other-than-temporary impairment losses on held-to-maturity securities	—	—	26
Net realized (gains) losses on disposal of premises, software and equipment	3,471	(2)	(880)
Other adjustments	4,318	(188)	(382)
Net (gains) losses on trading securities	(78,142)	(70,261)	21,910
Net change in derivatives and hedging activities	(224,167)	(107,537)	13,961
(Increase) decrease in accrued interest receivable	46,325	(34,587)	(23,913)
Change in net accrued interest included in derivative assets	31,310	(1,247)	(6,616)
(Increase) decrease in other assets	(21)	3,135	590
Increase (decrease) in accrued interest payable	(72,006)	29,475	31,949
Change in net accrued interest included in derivative liabilities	1,992	4,700	(4,272)
Increase (decrease) in Affordable Housing Program liability	(1,898)	(54)	76
Increase (decrease) in other liabilities	(64)	933	(2,388)
Total adjustments	(230,587)	(127,873)	58,528
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(112,537)	57,364	228,799

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(57,502)	$(428,403)	$(227,101)
Net (increase) decrease in securities purchased under resale agreements	2,150,000	(3,498,904)	1,910,350
Net (increase) decrease in Federal funds sold	(930,000)	(800,000)	1,125,000
Proceeds from sale of trading securities	275,186	19,184	—
Proceeds from maturities of and principal repayments on trading securities	817,141	3,269,002	4,179,361
Purchases of trading securities	(825,000)	(3,879,375)	(3,482,969)
Proceeds from sale of available-for-sale securities	289,045	—	—
Proceeds from maturities of and principal repayments on available-for-sale securities	827,813	11,846	18,793
Purchases of available-for-sale securities	(430,610)	(5,329,326)	(281,489)
Proceeds from sale of held-to-maturity securities	—	9,442	87,827
Proceeds from maturities of and principal repayments on held-to-maturity securities	821,718	875,027	942,637
Purchases of held-to-maturity securities	—	—	(625,170)
Advances repaid	392,881,159	322,056,867	392,375,489
Advances originated	(383,664,775)	(323,451,173)	(394,828,014)
Principal collected on mortgage loans	4,085,162	1,676,691	922,423
Purchases of mortgage loans	(2,738,299)	(3,927,543)	(2,070,971)
Proceeds from sale of foreclosed assets	1,071	2,378	5,038
Purchases of other long-term assets	—	—	(6,000)
Other investing activities	3,336	3,120	2,884
Proceeds from sale of premises, software and equipment	—	—	2,416
Purchases of premises, software and equipment	(590)	(1,576)	(9,282)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,504,855	(13,392,743)	41,222

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$438,821	$239,562	$48,856
Net proceeds from issuance of consolidated obligations:
Discount notes	630,992,025	818,115,910	1,036,653,023
Bonds	47,968,831	24,700,487	10,832,505
Payments for maturing and retired consolidated obligations:
Discount notes	(647,521,949)	(811,278,050)	(1,036,479,071)
Bonds	(42,349,800)	(16,686,500)	(11,368,440)
Net increase (decrease) in other borrowings	—	—	6,000
Proceeds from financing derivatives	3,470	3,329	—
Net interest payments received (paid) for financing derivatives	(16,885)	1,597	(1,785)
Proceeds from issuance of capital stock	2,114,822	1,405,720	1,655,247
Payments for repurchase/redemption of capital stock	(279,126)	(979,139)	(826,689)
Payments for repurchase of mandatorily redeemable capital stock	(2,099,548)	(285,150)	(1,042,258)
Cash dividends paid	(273)	(281)	(399)
Partial recovery of prior capital distribution to Financing Corporation	10,543	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,739,069)	15,237,485	(523,011)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,653,249	1,902,106	(252,990)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,917,166	15,060	268,050
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,570,415	$1,917,166	$15,060

Supplemental disclosures:
Interest paid	$587,287	$1,202,135	$948,392
Affordable Housing Program payments	$15,137	$20,973	$19,027
Net transfers of mortgage loans to other assets	$1,226	$771	$3,768

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2020, 2019 and 2018

BACKGROUND

Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that were organized under the Federal Home Loan Bank Act of 1932, as amended (Bank Act), to serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of FHLBank and generally receive dividends on their stock investments. Regulated financial depositories, insurance companies and community development financial institutions engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska or Oklahoma are eligible to apply for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of FHLBank and also be eligible to borrow from FHLBank. While eligible to borrow, housing associates are not members of FHLBank and therefore are not permitted or required to hold capital stock.

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that particular FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with FHLBank, including advances, Acquired Member Assets (AMA) and, effective January 22, 2021, letters of credit. Former members that still have outstanding business transactions with FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on FHLBank’s board of directors. See Note 17 for more information on related party transactions.

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

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings and capital stock issued to members. FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. "Mortgage Partnership Finance" and "MPF" are registered trademarks of FHLBank of Chicago. In addition, FHLBank also offers correspondent services such as wire transfer, security safekeeping and settlement services.

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

Fair Values: The fair value amounts, recorded on the Statements of Condition and presented in the note disclosures for the periods presented, have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. Although FHLBank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 15 for more information.

Financial Instruments Meeting Netting Requirements: FHLBank presents certain financial instruments, including derivatives, repurchase agreements and securities purchased under agreements to resell, on a net basis when it has a legal right of offset and all other requirements for netting are met (collectively referred to as the netting requirements). For these financial instruments, FHLBank has elected to offset its asset and liability positions, as well as cash collateral received or pledged, when it has met the netting requirements. The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the netting requirements, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Notes 7 and 11 for additional information.

Adoption of Measurement of Credit Losses on Financial Instruments Accounting Guidance: Beginning January 1, 2020, FHLBank adopted, on a modified retrospective basis, new accounting guidance pertaining to the measurement of credit losses on financial instruments (commonly referred to as Current Expected Credit Losses or CECL accounting guidance) that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through an allowance for credit losses. Consistent with the modified retrospective method of adoption, FHLBank recorded an immaterial cumulative adjustment to the opening balance of retained earnings as of January 1, 2020, and the prior periods were not revised to conform to the new basis of accounting. Key changes to the accounting policies are detailed within this note.

Cash Flows: For purposes of the Statements of Cash Flows, FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold. FHLBank treats securities purchased under agreements to resell as short-term collateralized loans. Federal funds sold consist of short-term unsecured loans generally transacted with counterparties that are considered by FHLBank to be of investment quality. Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold provide short-term liquidity and are carried at cost. Accrued interest receivable is recorded separately on the Statements of Condition. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. Interest-bearing deposits and Federal funds sold are evaluated quarterly for credit losses.

Beginning January 1, 2020, FHLBank adopted CECL accounting guidance. FHLBank uses the collateral maintenance provision practical expedient, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment's amortized cost, for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall which FHLBank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Prior to January 1, 2020, securities purchased under agreements to resell were evaluated for credit losses if there was a collateral shortfall which FHLBank did not believe the counterparty would replenish in accordance with its contractual terms.

Investment Securities: FHLBank classifies investments as trading, available-for-sale and held-to-maturity at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading: Securities classified as trading are either: (1) held for liquidity purposes; (2) economically swapped and classified as trading to provide a fair value offset to the gains (losses) on the interest rate swaps tied to the securities; or (3) acquired as asset/liability management tools and carried at fair value. FHLBank records changes in the fair value of these securities through other income (loss) as net gains (losses) on trading securities. FHLBank’s Risk Management Policy (RMP) prohibits active trading of these securities with the intent of realizing gains. FHFA regulation limits credit risk arising from these instruments by prohibiting certain instruments identified as not investment quality. While FHLBank classifies certain securities as trading for financial reporting purposes, it does not actively trade any of these securities and holds these investments indefinitely as management periodically evaluates its asset/liability and liquidity needs. Short-term money market investments with maturities of three months or less are acquired and classified as trading securities primarily for liquidity purposes. These short-term money market investments are periodically sold to meet FHLBank’s cash flow needs. FHLBank might also sell mortgage-backed securities (MBS) held in its trading portfolio to reduce its London Interbank Offered Rate (LIBOR) exposure.

Available-for-Sale: Securities that are not classified as trading or held-to-maturity are classified as available-for-sale and are carried at fair value. The change in fair value of available-for-sale securities is recorded in other comprehensive income (loss) (OCI). Accrued interest receivable is recorded separately on the Statements of Condition.

Beginning January 1, 2019, FHLBank adopted new hedge accounting guidance, which, among other things, impacted the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges, including fair value hedges of available-for-sale securities. For available-for-sale securities in hedge relationships that qualify as fair value hedges, FHLBank records the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

Prior to January 1, 2019, for available-for-sale securities in hedge relationships that qualified as fair value hedges, FHLBank recorded the portion of the change in the fair value of the investment related to the risk being hedged in non-interest income as net gains (losses) on derivatives and hedging activities together with the related change in the fair value of the derivative, and recorded the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

Additionally, beginning January 1, 2020, FHLBank adopted CECL accounting guidance. For securities classified as available-for-sale, FHLBank evaluates an individual security for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Impairment exists when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). In assessing whether a credit loss exists on an impaired security, FHLBank considers whether there would be a shortfall in receiving all cash flows contractually due. When a shortfall is considered possible, FHLBank compares the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance is limited by the amount of the unrealized loss. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net gains (losses) on investment securities. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded as net unrealized gains (losses) on available-for-sale securities in OCI.

Held-to-Maturity: Securities that FHLBank has both the ability and intent to hold to maturity are classified as held-to-maturity and are carried at amortized cost, which is original cost adjusted for periodic principal repayments, amortization of premiums, and accretion of discounts. Accrued interest receivable is recorded separately on the Statements of Condition.

Certain changes in circumstances may cause FHLBank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future, including: (1) evidence of a significant deterioration in the issuer’s creditworthiness; (2) a change in statutory or regulatory requirements significantly modifying either what constitutes a permissible investment or the maximum level of investments in certain kinds of investments, thereby causing FHLBank to dispose of a held-to-maturity investment; (3) a significant increase by a regulator in FHLBank’s capital requirements that causes FHLBank to downsize by selling held-to-maturity investments; or (4) a significant increase in the risk weights of debt securities used for regulatory risk-based capital purposes. FHLBank considers the following situations to be a maturity for purposes of assessing ability and intent to hold to maturity:
▪The sale of the security is near enough to maturity (for example, within three months of maturity), or call date if exercise of the call is probable that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or
▪The sale of a security occurs after FHLBank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition either due to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Beginning January 1, 2020, FHLBank adopted CECL accounting guidance. Held-to-maturity securities are evaluated quarterly for expected credit losses on a pool basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. The allowance for credit losses excludes uncollectible accrued interest receivable, which is measured separately.

Premiums and Discounts: FHLBank computes the amortization of purchased premiums and accretion of purchased discounts on MBS using the level-yield method over the estimated cash flows of the securities. This method requires a retrospective adjustment of the effective yield each time FHLBank receives a principal repayment or changes the estimated remaining cash flows as if the actual principal repayments and new estimated cash flows had been known since the original acquisition dates of the securities. FHLBank computes the amortization of premiums and accretion of discounts on other investments using the level-yield method to the contractual maturities of the securities.

Gains and Losses on Sales: Gains and losses on the sales of investment securities are computed using the specific identification method and are included in other income (loss).

Advances: FHLBank records advances (secured loans to members, former members or housing associates) at amortized cost, which is net of premiums, discounts, unearned commitment fees, and fair value basis adjustments. FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. FHLBank records interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the Statements of Condition. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

Beginning January 1, 2020, FHLBank adopted CECL accounting guidance. Advances are evaluated quarterly for expected credit losses. Prior to January 1, 2020, FHLBank evaluated advances to determine if an allowance for credit losses was necessary if it was probable an impairment occurred in FHLBank's advance portfolio as of the Statement of Condition date and the amount of loss could be reasonably estimated.

Advance Modifications: In cases in which FHLBank funds a new advance concurrently with or within a short period of time before or after the prepayment of an existing advance, FHLBank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. FHLBank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the cash flows or if FHLBank concludes the differences between the advances are more than minor based on qualitative factors, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

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

Mortgage Loans Held for Portfolio: FHLBank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. These mortgage loans are recorded at amortized cost, which is the principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees, hedging adjustments, charge-offs, and other fees. Accrued interest receivable is recorded separately on the Statements of Condition. An allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. FHLBank does not purchase mortgage loans with credit deterioration at the time of purchase.

Beginning January 1, 2020, FHLBank adopted CECL accounting guidance. Quarterly, FHLBank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, FHLBank measures the expected loss over the estimated remaining life of a mortgage loan, which also considers how FHLBank’s credit enhancements mitigate credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. FHLBanks include estimates of expected recoveries within the allowance for credit losses.

The allowance excludes uncollectible accrued interest receivable, as FHLBank writes off accrued interest receivable by reversing interest income if a mortgage loan is placed on nonaccrual status.

Prior to January 1, 2020, FHLBank recorded an allowance for credit losses on mortgage loans if it was probable that FHLBank would be unable to collect all amounts due according to the contractual terms of the loan agreement as of the statement of condition date and the amount of loss could be reasonably estimated.

Premiums and Discounts: FHLBank defers and amortizes/accretes mortgage loan origination fees (agent fees) and premiums and discounts paid to and received from participating financial institutions (PFI) as interest income using the level-yield method over the contractual lives of the loans. This method uses the cash flows required by the loan contracts, as adjusted for actual prepayments, to apply the interest method. The contractual method does not utilize estimates of future prepayments of principal.

Credit Enhancement Fees: The credit enhancement obligation (CE obligation) is an obligation on the part of the PFI that ensures the retention of credit risk on loans it originates on behalf of or sells to FHLBank. The amount of the CE obligation is determined at the time of purchase so that any losses in excess of the CE obligation for each pool of mortgage loans purchased approximate those experienced by an investor in either a double-A or triple-B rated MBS. As a part of the methodology used to determine the amount of credit enhancement necessary, FHLBank analyzes the risk characteristics of each mortgage loan using a model licensed from a Nationally Recognized Statistical Rating Organization (NRSRO). FHLBank uses the model to evaluate loan data provided by the PFI as well as other relevant information.

FHLBank pays the PFI a credit enhancement fee (CE fee) for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance (UPB) of the loans in a master commitment, or a one-time upfront CE fee was paid at purchase. Upfront CE fees were based upon the present value of the monthly CE fee payments, with consideration for expected prepayments, and are amortized as interest income using the level-yield method over the contractual lives of the loans. The required CE obligation amount may vary depending on the various product alternatives selected by the PFI. CE fees are recorded as an offset to mortgage loan interest income. To the extent FHLBank experiences a loss in a master commitment, FHLBank may be able to recapture future performance-based CE fees paid to the PFIs to offset these losses.

Other Fees: FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they are related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a PFI requires an extension of the delivery commitment period beyond the original stated expiration. These fees compensate FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate FHLBank for hedge costs associated with the under-delivery or over-delivery. To the extent that pair off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loan.

Non-accrual Loans: FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. FHLBank does not place government-guaranteed or -insured mortgage loans on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

Troubled Debt Restructuring: FHLBank considers a troubled debt restructuring (TDR) to have occurred when a concession is granted to a borrower for economic or legal reasons related to the borrower’s financial difficulties and that concession would not have been considered otherwise. Loans that are discharged in Chapter 7 bankruptcy and have not been reaffirmed by the borrowers are also considered to be troubled debt restructurings, except in certain cases where supplemental mortgage insurance (SMI) policies are held or where all contractual amounts due are still expected to be collected as a result of certain credit enhancements or government guarantees.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. Section 4013 of the CARES Act provides optional, temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications for which borrowers were adversely affected by COVID-19 (hereinafter referred to as COVID-related modifications) granted to borrowers that were not more than 30 days past due on payments as of December 31, 2019. Specifically, the CARES Act provides that a financial institution may elect to suspend: (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. TDR relief applies to COVID-related modifications made from March 1, 2020, until the earlier of December 31, 2020, or 60 days following the termination of the national emergency declared by the President of the United States on March 13, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law, extending the applicable period to the earlier of January 1, 2022, or 60 days following the termination of the national emergency declared on March 13, 2020. In the second quarter of 2020, FHLBank elected to apply the TDR relief provided by the CARES Act. As such, all COVID-related modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and FHLBank considers these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification under FHLBank's' existing accounting policies. Additionally, FHLBank continues to apply its delinquency, non-accrual loans, and charge-off policies during the forbearance plan period. FHLBank estimates the allowance for credit losses for COVID-related modifications similar to other mortgage loans held for portfolio.

Collateral-dependent Loans: A loan is considered collateral dependent if repayment is expected to be provided solely by sale of the underlying property; that is, there is no other available and reliable source of repayment. A loan that is considered collateral-dependent is measured for credit loss based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged off.

Charge-off Policy: A charge-off is recorded if it is estimated that the amortized cost and any applicable accrued interest in a loan will not be recovered. FHLBank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements. FHLBank charges off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property, less estimated cost to sell, for loans that are 180 days or more delinquent and certain loans for which the borrower has filed for bankruptcy.

Real Estate Owned: Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. FHLBank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the amortized cost in the loan at the date of transfer from loans to REO. Any subsequent gains, losses and carrying costs are included in other expense in the Statements of Income. REO is recorded in other assets on the Statements of Condition.

Derivatives: All derivatives are recognized on the Statements of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral, and accrued interest receivable from or pledged by clearing agents and/or counterparties. The fair values of derivatives are netted by clearing agent or counterparty when the netting requirements have been met. If these netted amounts are positive, they are classified as an asset and, if negative, they are classified as a liability. Cash flows associated with a derivative are reflected as cash flows from operating activities in the Statements of Cash Flows unless the derivative meets the criteria to be a financing derivative.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouses) for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral.

Derivative Designations: Each derivative is designated as one of the following:
▪a qualifying fair value hedge of the change in fair value of: (1) a recognized asset or liability, or (2) an unrecognized firm commitment; or
▪a non-qualifying hedge of an asset or liability (an economic hedge) for asset/liability management purposes.

Accounting for Qualifying Hedges: If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting. Two approaches to hedge accounting include:
▪Long haul hedge accounting - The application of long haul hedge accounting requires FHLBank to assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value of hedged items attributable to the hedged risk and whether those derivatives may be expected to remain highly effective in future periods; and
▪Shortcut hedge accounting - Under the shortcut method of hedge accounting, the entire change in fair value of the interest rate swap is considered to be perfectly effective at achieving offsetting changes in the fair value of the hedged asset or liability if the interest rate swap transaction meets more stringent qualifying criteria. Thus, an assumption can be made that the change in fair value of a hedged item, due to changes in the hedged risk, exactly offsets the change in fair value of the related derivative. FHLBank has elected to document at hedge inception a quantitative method to assess hedge effectiveness for its shortcut hedging relationships for use in the event that the use of the shortcut method is no longer appropriate.

Derivatives are typically executed at the same time as the hedged item, and FHLBank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, FHLBank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. FHLBank defines market settlement conventions for advances and consolidated obligation discount notes to be five business days or less and for consolidated obligation bonds to be thirty calendar days or less, using a next business day convention. FHLBank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Beginning January 1, 2019, FHLBank adopted new hedge accounting guidance, which, among other things, impacts the presentation of gains (losses) on derivatives and hedging activities for qualifying hedges. Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Net gains (losses) on derivatives and hedging activities for qualifying hedges recorded in net interest income include unrealized and realized gains (losses), which include net interest settlements.

Prior to January 1, 2019, fair value hedge ineffectiveness (which represented the amount by which the change in the fair value of the derivative differed from the change in the fair value of the hedged item) was recorded in non-interest income as net gains (losses) on derivatives and hedging activities.

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging underlying assets, liabilities or firm commitments that does not qualify for hedge accounting or where management did not elect hedge accounting treatment at inception but is an acceptable hedging strategy under FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities or firm commitments being recorded simultaneously in income. As a result, FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives and hedging activities with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

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

When hedge accounting is discontinued because FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued and the derivative remains outstanding, FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in other income (loss) as net gains (losses) on derivatives and hedging activities. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives: FHLBank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, FHLBank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When FHLBank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading), or if FHLBank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statements of Condition at fair value and no portion of the contract is designated as a hedging instrument.

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

As of December 31, 2020 and 2019, premises, software, and equipment were $40,400,000 and $46,619,000, which was net of the accumulated depreciation and amortization of $26,074,000 and $24,202,000, respectively. For the years ended December 31, 2020, 2019, and 2018, the depreciation and amortization expense for premises, software and equipment was $3,339,000, $3,127,000 and $2,975,000, respectively.

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

Concessions: Amounts paid to dealers in connection with sales of consolidated obligations are deferred and amortized using the level-yield method over the contractual terms of the consolidated obligations. Concession amounts are prorated to FHLBank by the Office of Finance based on the percentage of each consolidated obligation issued by the Office of Finance on behalf of FHLBank. FHLBank records concessions paid on consolidated obligations as a direct deduction from their carrying amounts, consistent with the presentation of discounts on consolidated obligations. The amortization of those concessions is included in consolidated obligation interest expense.

Off-Balance Sheet Credit Exposures: Beginning January 1, 2020, FHLBank adopted CECL accounting guidance. FHLBank evaluates off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision (reversal) for credit losses. Prior to January 1, 2020, FHLBank recorded an allowance for credit losses on off-balance sheet credit exposures if it was probable an impairment occurred as of the Statement of Condition date and the amount of loss could be reasonably estimated.

Mandatorily Redeemable Capital Stock: FHLBank reclassifies all stock subject to redemption from capital to liability once a member submits a written redemption request, gives notice of intent to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or involuntary termination from membership, since the member shares will then meet the definition of a mandatorily redeemable financial instrument. There is no distinction as to treatment for reclassification from capital to liability between in-district redemption requests and those redemption requests triggered by out-of-district acquisitions. FHLBank does not take into consideration its members’ right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because the cancellation would be subject to a substantial cancellation fee. Member and non-member shares of capital stock meeting the definition of mandatorily redeemable capital stock are reclassified to a liability at fair value, which has been determined to be par value plus any estimated accrued but unpaid dividends. FHLBank’s dividends are declared and paid at each quarter-end; therefore, the fair value reclassified equals par value. Dividends declared on a member's shares of capital stock for the time after classification as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statements of Income. The repurchase of these mandatorily redeemable financial instruments by FHLBank are reflected as financing cash outflows in the Statements of Cash Flows once settled.

If a member submits a written request to cancel a previously submitted written redemption request, the capital stock covered by the written cancellation request is reclassified from a liability to capital at fair value. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

Restricted Retained Earnings: The Joint Capital Enhancement Agreement, as amended, provides that FHLBank, on a quarterly basis, allocate 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of FHLBank's average balance of outstanding consolidated obligations for the calendar quarter. These restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Reference Rate Reform (Accounting Standards Update (ASU) 2021-01). In January 2021, the Financial Accounting Standards Board (FASB) issued an amendment that refines the scope of ASC 848 and clarifies the guidance issued to facilitate the effects of reference rate reform on financial reporting. The amendment permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities. During the fourth quarter of 2020, FHLBank elected applicable optional expedients specific to discounting transition on a retrospective basis. As of a result of electing this expedient, discounting transition did not have a material effect on FHLBank's financial condition, results of operations, or cash flows. This guidance is effective immediately for FHLBank and was applied consistently with the optional expedient guidance under ASU 2020-04, described below.

Coronavirus Aid, Relief, and Economic Security Act (CARES Act). In March 2020, the CARES Act was signed into law to provide relief from the economic impact of the COVID-19 pandemic to a variety of sectors of the U.S. economy, including businesses, individuals, health care, education, and state and local governments. The CARES Act, as updated by the Consolidated Appropriations Act, 2021, also includes provisions that provide optional relief from certain accounting and reporting requirements related to troubled debt restructurings (TDRs). TDR relief applies to COVID-19-related modifications made from March 1, 2020 until the earlier of January 1, 2022 or 60 days following the termination of the national emergency declared by the President of the United States for borrowers that were current as of December 31, 2019. FHLBank has elected the optional relief but does not expect it to have a material effect on FHLBank's financial condition, results of operations, cash flows, or disclosures.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. FHLBank is in the process of evaluating the guidance and the other optional expedients, and the effect on FHLBank's financial condition, results of operations and cash flows has not yet been determined.

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

Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14). In August 2018, the FASB issued an amendment modifying the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve disclosure effectiveness. The amendments in the ASU remove disclosures that are no longer considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendments in this ASU were effective for annual periods ending after December 15, 2020, which is the year ending December 31, 2020 for FHLBank, and were applied retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the disclosures related to defined benefit plans and did not impact FHLBank’s financial condition, results of operations or cash flows.

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

Pass-through Deposit Reserves: FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). The amount shown as cash and due from banks includes pass-through reserves deposited with the FRB of $3,820,000 as of December 31, 2019. There were no pass-through reserves deposited with the FRB as of December 31, 2020.

NOTE 4 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. These may differ from internal ratings of the investments, if applicable. As of December 31, 2020, approximately 51 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of December 31, 2020 and 2019, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of December 31, 2020 and 2019. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $80,000 and $3,000, respectively, as of December 31, 2020, and $589,000 and $30,000, respectively, as of December 31, 2019.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). If so, the counterparty must place an equivalent amount of additional securities as collateral or remit an equivalent amount of cash, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2020 and 2019. The carrying value of securities purchased under agreements excludes accrued interest receivable of $6,000 and $424,000 as of December 31, 2020 and 2019, respectively.

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

FHLBank's debt securities include the following major security types, which are based on the issuer and the risk characteristics of the security:
▪U.S. Treasury obligations - sovereign debt of the United States;
▪GSE debentures - debentures issued by other FHLBanks, Federal National Mortgage Association (Fannie Mae), Federal Farm Credit Bank and Federal Agricultural Mortgage Corporation. GSE securities are not guaranteed by the U.S. government;
▪State or local housing agency obligations - municipal bonds issued by housing finance agencies;
▪U.S. obligation MBS - single-family MBS issued by Government National Mortgage Association (Ginnie Mae), which are guaranteed by the U.S. government; and
▪GSE MBS - single-family and multifamily MBS issued by Fannie Mae and Federal Home Loan Mortgage Corporation (Freddie Mac).

Trading Securities: Trading securities by major security type as of December 31, 2020 and 2019 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2020	12/31/2019
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,298,518	$1,530,518
GSE debentures	431,875	416,025
Non-mortgage-backed securities	1,730,393	1,946,543
Mortgage-backed securities:
GSE MBS	892,983	866,019
Mortgage-backed securities	892,983	866,019
TOTAL	$2,623,376	$2,812,562

Net gains (losses) on trading securities during the years ended December 31, 2020, 2019, and 2018 are shown in Table 4.2 (in thousands):

Table 4.2

	2020	2019	2018
Net gains (losses) on trading securities held as of December 31, 2020	$80,034	$67,435	$(19,186)
Net gains (losses) on trading securities sold or matured prior to December 31, 2020	(1,892)	2,826	(2,724)
NET GAINS (LOSSES) ON TRADING SECURITIES	$78,142	$70,261	$(21,910)

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2020 are summarized in Table 4.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $26,977,000 as of December 31, 2020.

Table 4.3

	12/31/2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,541,411	$4,931	$(17)	$3,546,325
Non-mortgage-backed securities	3,541,411	4,931	(17)	3,546,325
Mortgage-backed securities:
GSE MBS	3,154,703	44,724	(4,442)	3,194,985
Mortgage-backed securities	3,154,703	44,724	(4,442)	3,194,985
TOTAL	$6,696,114	$49,655	$(4,459)	$6,741,310

Available-for-sale securities by major security type as of December 31, 2019 are summarized in Table 4.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $30,321,000 as of December 31, 2019.

Table 4.4

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

Table 4.5 summarizes the available-for-sale securities with unrealized losses as of December 31, 2020 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.5

	12/31/2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$250,436	$(17)	$—	$—	$250,436	$(17)
Non-mortgage-backed securities	250,436	(17)	—	—	250,436	(17)
Mortgage-backed securities:
GSE MBS	$—	$—	$363,724	$(4,442)	$363,724	$(4,442)
Mortgage-backed securities	—	—	363,724	(4,442)	363,724	(4,442)
TOTAL TEMPORARILY IMPAIRED SECURITIES	$250,436	$(17)	$363,724	$(4,442)	$614,160	$(4,459)

Table 4.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2019 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2020 and 2019 are shown in Table 4.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.7

	12/31/2020		12/31/2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,767,608	$1,768,588	$754,003	$753,891
Due after one year through five years	1,773,803	1,777,737	3,504,605	3,507,900
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,541,411	3,546,325	4,258,608	4,261,791
Mortgage-backed securities	3,154,703	3,194,985	2,897,104	2,920,709
TOTAL	$6,696,114	$6,741,310	$7,155,712	$7,182,500

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 4.8 presents details of the sales for the year ended December 31, 2020 (in thousands). There were no sales of available-for-sale securities during the years ended December 31, 2019 and 2018.

Table 4.8

2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2020 are summarized in Table 4.9 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $930,000 as of December 31, 2020.

Table 4.9

	12/31/2020
	Amortized Cost	Net Carrying Value	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$78,960	$78,960	$—	$(3,290)	$75,670
Non-mortgage-backed securities	78,960	78,960	—	(3,290)	75,670
Mortgage-backed securities:
U.S. obligation MBS	70,814	70,814	135	(59)	70,890
GSE MBS	2,597,218	2,597,218	10,208	(3,870)	2,603,556
Mortgage-backed securities	2,668,032	2,668,032	10,343	(3,929)	2,674,446
TOTAL	$2,746,992	$2,746,992	$10,343	$(7,219)	$2,750,116

Held-to-maturity securities by major security type as of December 31, 2019 are summarized in Table 4.10 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $4,324,000 as of December 31, 2019.

Table 4.10

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

The amortized cost, carrying value and fair values of held-to-maturity securities by contractual maturity as of December 31, 2020 and 2019 are shown in Table 4.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.11

	12/31/2020			12/31/2019
	Amortized Cost	Net Carrying Value	Fair Value	Amortized Cost	Carrying Value	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—	$—	$—
Due after one year through five years	—	—	—	—	—	—
Due after five years through ten years	48,960	48,960	47,280	—	—	—
Due after ten years	30,000	30,000	28,390	82,805	82,805	80,854
Non-mortgage-backed securities	78,960	78,960	75,670	82,805	82,805	80,854
Mortgage-backed securities	2,668,032	2,668,032	2,674,446	3,487,153	3,487,153	3,476,084
TOTAL	$2,746,992	$2,746,992	$2,750,116	$3,569,958	$3,569,958	$3,556,938

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 4.12 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the year ended December 31, 2020.

Table 4.12

	2019	2018
Proceeds from sale of held-to-maturity securities	$9,442	$87,827
Carrying value of held-to-maturity securities sold	(9,488)	(86,236)
NET REALIZED GAINS (LOSSES)	$(46)	$1,591

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. FHLBank adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. See Note 1 for additional information.

During the year ended December 31, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments. To evaluate investment securities for credit loss as of December 31, 2020, FHLBank employed the following methodologies, based on the type of security.

FHLBank's available-for-sale and held-to-maturity securities are principally U.S. obligations, GSE debentures, state or local housing agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. FHLBank only purchases securities considered investment quality. As of December 31, 2020, all of FHLBank's available-for-sale securities and held-to-maturity securities were rated single-A or above by an NRSRO, based on the lowest long-term credit rating for each security. These may differ from any internal ratings of the securities, if applicable.

FHLBank evaluates available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e., in an unrealized loss position). As of December 31, 2020, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, FHLBank has not experienced any payment defaults on the instruments, and all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on these available-for-sale securities as of December 31, 2020.

FHLBank evaluates its held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2020, FHLBank had not established an allowance for credit loss on any held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. obligations or GSE debentures, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 5 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2020 and 2019, FHLBank had advances outstanding at interest rates ranging from 0.11 percent to 7.20 percent and 0.96 percent to 7.41 percent, respectively. Table 5.1 presents advances summarized by redemption term as of December 31, 2020 and 2019 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $15,588,000 and $45,637,000 as of December 31, 2020 and December 31, 2019, respectively.

Table 5.1

	12/31/2020		12/31/2019
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,540,970	0.45%	$13,188,118	1.88%
Due after one year through two years	1,591,133	1.20	10,448,433	1.96
Due after two years through three years	1,268,307	1.73	1,254,153	2.27
Due after three years through four years	1,305,047	1.47	1,067,662	2.42
Due after four years through five years	1,033,221	1.40	1,208,854	2.22
Thereafter	3,233,763	1.90	3,004,835	2.25
Total par value	20,972,441	0.92%	30,172,055	1.99%
Discounts	(18,071)		(1,807)
Hedging adjustments	272,453		71,067
TOTAL	$21,226,823		$30,241,315

During the three months ended June 30, 2020, FHLBank issued subsidized zero-cost and low-cost COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances had a term of 6 months and the low-cost advances have terms between 6 and 24 months. As of December 31, 2020, FHLBank had $454,790,000 of low-cost advances outstanding. All zero-cost advances had matured as of December 31, 2020. Discounts were initially recorded on these advances and are accreted using the interest method over the life of the advances resulting in the recognition of periodic interest income on the advances at the effective interest rate (i.e., yield recorded equals a prevailing rate) in net interest income. As of December 31, 2020, the total unaccreted discount balance was $1,785,000.

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. In October 2020, FHLBank placed a moratorium on the issuance of convertible advances.

Table 5.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of December 31, 2020 and 2019 (in thousands):

Table 5.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	12/31/2020	12/31/2019	12/31/2020	12/31/2019
Due in one year or less	$14,271,213	$24,271,238	$13,563,370	$14,053,068
Due after one year through two years	1,161,239	1,133,077	1,861,133	10,637,833
Due after two years through three years	981,503	728,429	1,489,057	1,524,153
Due after three years through four years	773,881	764,990	1,400,447	1,215,412
Due after four years through five years	796,495	686,594	1,008,871	1,304,254
Thereafter	2,988,110	2,587,727	1,649,563	1,437,335
TOTAL PAR VALUE	$20,972,441	$30,172,055	$20,972,441	$30,172,055

Interest Rate Payment Terms: Table 5.3 details additional interest rate payment terms for advances as of December 31, 2020 and 2019 (in thousands):

Table 5.3

Redemption Term	12/31/2020	12/31/2019
Fixed rate:
Due in one year or less	$9,838,379	$2,691,528
Due after one year	6,663,459	5,912,124
Total fixed rate	16,501,838	8,603,652
Variable rate:
Due in one year or less	2,702,591	10,496,590
Due after one year	1,768,012	11,071,813
Total variable rate	4,470,603	21,568,403
TOTAL PAR VALUE	$20,972,441	$30,172,055

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

During the second quarter of 2020, FHLBank was given the regulatory flexibility via a Supervisory Letter from the FHFA to allow members to pledge Small Business Administration (SBA) Paycheck Protection Program (PPP) loans as eligible collateral, with the following restrictions: (1) maximum aggregate lending value for PPP loans is limited to the lesser of $5 billion or 20 percent of the institution’s total lending value on all collateral pledged; and (2) the institution must maintain a CAMELS composite rating of “3” or better. CAMELS is a rating system for banks utilized by federal banking supervisors that represents an evaluation of a bank's financial condition and compliance with laws and regulatory policies. If an institution’s CAMELS composite rating downgrades to “4” or “5,” the institution must substitute all PPP loans being utilized to support outstanding credit obligations with other eligible collateral within five business days. As of December 31, 2020, the amount of PPP loans pledged to FHLBank as collateral was insignificant.

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

The FHFA provided non-objection relief via a Supervisory Letter that permits FHLBank to offer its members increased collateral flexibility through the acceptance of various types of forbearance plans and loan modification agreements of the Temporary COVID-19 Underwriting Guidelines in the first quarter of 2020. FHLBank management and the board of directors has approved as collateral forbearance plans and loan modification agreements for the following loan categories: conventional mortgages on one-to-four family residential real property, mortgages on multifamily residential real property, agricultural real estate, commercial real estate, second mortgages on residential one-to-four family property, home equity lines of credit, operating loans, and equipment loans. In addition, the temporary guidelines allow flexibility to accept loans as collateral that have modifications or forbearance plans executed via electronic signature in compliance with the Electronic Signatures in Global and National Commerce Act (i.e., E-SIGN). As of December 31, 2020, the Temporary COVID-19 Underwriting Guidelines continue to be available for use by members.

FHLBank either allows a borrower to retain physical possession of the collateral assigned to it, or requires the borrower to specifically assign or place physical possession of the collateral with FHLBank or its safekeeping agent. FHLBank perfects its security interest in all pledged collateral. The Bank Act states that any security interest granted to an FHLBank by a borrower will have priority over the claims or rights of any other party, except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of December 31, 2020 and 2019, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2020 and 2019, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2020 and 2019.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no allowance for credit losses on advances was recorded as of December 31, 2020 and 2019.

Credit Risk Exposure and Security Terms: FHLBank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2020 and 2019, FHLBank had outstanding advances of $7,460,000,000 and $13,085,000,000, respectively, to one member and two members, respectively, that individually held 10 percent or more of FHLBank’s advances, which represents 35.6 percent and 43.4 percent, respectively, of total outstanding advances. The member that held 10 percent or more of FHLBank's advances as of December 31, 2020 also held greater than 10 percent as of December 31, 2019.

See Note 15 for information about the fair value of advances.

See Note 17 for detailed information on transactions with related parties.

NOTE 6 – MORTGAGE LOANS

Mortgage loans held for portfolio consist of loans obtained through the MPF Program and are either conventional mortgage loans or government-guaranteed or -insured mortgage loans. Under the MPF Program, FHLBank purchases single-family mortgage loans that are originated or acquired by PFIs. These mortgage loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies.

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2020 and 2019 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $44,101,000 and $52,358,000 as of December 31, 2020 and 2019, respectively.

Table 6.1

	12/31/2020	12/31/2019
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,419,725	$1,347,385
Fixed rate, long-term, single-family mortgages	7,666,912	9,128,268
Total unpaid principal balance	9,086,637	10,475,653
Premiums	128,231	155,793
Discounts	(1,865)	(2,503)
Deferred loan costs, net	123	184
Other deferred fees	(25)	(38)
Hedging adjustments	(2,717)	4,905
Total before Allowance for Credit Losses on Mortgage Loans	9,210,384	10,633,994
Allowance for Credit Losses on Mortgage Loans[2]	(5,177)	(985)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$9,205,207	$10,633,009

1    Medium-term defined as a term of 15 years or less at origination.
2    Effective January 1, 2020, new accounting guidance was adopted relating to the measurement of credit losses on financial instruments and resulted in a cumulative effect adjustment of $6,123,000 (see Table 6.6).

Table 6.2 presents information as of December 31, 2020 and 2019 on the outstanding UPB of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2020	12/31/2019
Conventional loans	$8,563,349	$9,849,542
Government-guaranteed or -insured loans	523,288	626,111
TOTAL UNPAID PRINCIPAL BALANCE	$9,086,637	$10,475,653

Credit Enhancements: FHLBank's allowance for credit losses considers the credit enhancements associated with conventional mortgage loans under the MPF Program. Credit enhancements may include primary mortgage insurance (PMI), SMI and the CE obligation plus any recoverable performance-based CE fees (for certain MPF loans). Potential recoveries from credit enhancements for conventional loans are evaluated at the individual master commitment level to determine the credit enhancements available to recover losses on loans under each individual master commitment.

Conventional MPF loans held for portfolio are required to be credit enhanced as determined through the use of a validated model so that the risk of loss is limited to the losses within FHLBank's risk tolerance. FHLBank and its PFIs share the risk of credit losses on conventional loans by structuring potential losses into layers with respect to each master commitment. After considering the borrower’s equity and any PMI, credit losses on mortgage loans in a master commitment are then absorbed by FHLBank’s First Loss Account (FLA). If applicable to the MPF product, FHLBank will withhold a PFI’s scheduled performance-based CE fee in order to reimburse FHLBank for any losses allocated to the FLA. If the FLA is exhausted, the credit losses are then absorbed by the PFI up to an agreed upon CE obligation, which may consist of a direct liability of PFI to pay credit losses up to a specified amount, a contractual obligation of a PFI to provide SMI, or a combination of both. Thereafter, any remaining credit losses are absorbed by FHLBank.

FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 6.3 presents net CE fees paid to PFIs for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Table 6.3

	2020	2019	2018
CE fees paid to PFIs[1]	$7,743	$7,019	$6,196
Performance-based CE fees recovered from PFIs	(83)	(125)	(107)
NET CE FEES PAID	$7,660	$6,894	$6,089

1    CE fees paid to PFIs excludes the amortization of CE fees paid up front, which is included with premium amortization as a reduction to mortgage interest income.

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

Table 6.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2020 (dollar amounts in thousands):

Table 6.4

	12/31/2020
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2016	2016	2017	2018	2019	2020
Amortized Cost:[1]
Past due 30-59 days delinquent	$16,546	$3,932	$7,879	$6,695	$11,904	$3,712	$50,668	$10,485	$61,153
Past due 60-89 days delinquent	7,680	1,064	2,354	2,805	4,438	1,278	19,619	4,895	24,514
Past due 90 days or more delinquent	20,518	3,868	13,325	20,969	43,268	5,839	107,787	22,691	130,478
Total past due	44,744	8,864	23,558	30,469	59,610	10,829	178,074	38,071	216,145
Total current loans	1,942,655	632,604	677,871	665,791	2,303,031	2,279,995	8,501,947	492,292	8,994,239
Total mortgage loans	$1,987,399	$641,468	$701,429	$696,260	$2,362,641	$2,290,824	$8,680,021	$530,363	$9,210,384

Other delinquency statistics:
In process of foreclosure[2]							$1,785	$1,563	$3,348
Serious delinquency rate[3]							1.3%	4.3%	1.4%
Past due 90 days or more and still accruing interest							$—	$22,691	$22,691
Loans on non-accrual status[4,5]							$117,584	$—	$117,584

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
4    Loans on non-accrual status include $1,311,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.
5    Includes $69,192,000 of conventional mortgage loans on non-accrual status that did not have an associated allowance for credit losses.

FHLBank's servicers may grant a forbearance period to borrowers who have requested forbearance based on COVID-19-related difficulties regardless of the status of the loan at the time of the request. FHLBank continues to apply its accounting policy for past due loans and charge-offs to loans during the forbearance period whether it be formal or informal. The accrual status for a loan under forbearance will be driven by the past due status of the loan without consideration of the forbearance as the legal terms of the contractual arrangement have not been modified. As of December 31, 2020, there was $82,193,000, or 1.0 percent, of unpaid principal of conventional loans in a forbearance plan (excluding COVID-related modifications), representing $1,656,000, $5,663,000, $7,158,000, and $67,716,000 with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively. As of December 31, 2020, FHLBank suspended TDR accounting on $2,103,000 of unpaid principal of conventional loans classified as COVID-related modifications; these loans are still accruing interest.

Table 6.5 presents the payment status based on recorded investment as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2019 (dollar amounts in thousands):

Table 6.5

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

Certain conventional loans may be evaluated for credit losses using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent if repayment is expected to be provided by the sale of the underlying property, that is, if it is considered likely that the borrower will default. FHLBank may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model(s). The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. FHLBank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

Prior to the adoption of CECL accounting guidance, FHLBank's allowance for mortgage loans consisted of an estimate of incurred losses from individually evaluated mortgage loans, including collateral dependent mortgage loans, and collectively evaluated mortgage loans. The incurred loss of an individually evaluated mortgage loan is equal to the difference between the carrying value of the loan and the estimated fair value of the collateral, less estimated selling costs, and may include expected proceeds from PMI and other applicable credit enhancements. Certain conventional mortgage loans, primarily impaired mortgage loans that were considered collateral dependent, were specifically identified for purposes of calculating the allowance for credit losses. Conventional loans evaluated collectively for impairment by FHLBank considered loan pool specific attribute data, including historical delinquency migration, estimated loss severities, and incorporated the associated credit enhancements in order to determine FHLBank's best estimate of probable incurred losses at the reporting date. FHLBank then estimated how many loans in each payment status category may migrate to a realized loss position and applied a loss severity factor to estimate losses incurred at the Statement of Condition date. The losses were then reduced by the probable cash flows resulting from available credit enhancements.

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 6.6 presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2020, 2019, and 2018.

Table 6.6

Conventional Loans	2020	2019	2018
Balance, beginning of the period	$985	$812	$1,208
Adjustment for cumulative effect of accounting change	6,123	—	—
Net (charge-offs) recoveries	(1,215)	(214)	(423)
Provision (reversal) for credit losses	(716)	387	27
Balance, end of the period	$5,177	$985	$812

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of December 31, 2020 or 2019. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

See Note 15 for information about the fair value of mortgage loans held for portfolio.

See Note 17 for detailed information on transactions with related parties.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its interest-bearing liabilities that finance these assets. The goal of FHLBank’s interest-rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, FHLBank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and interest-bearing liabilities.

Consistent with FHFA regulation, FHLBank enters into derivatives to: (1) reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions; and (2) achieve risk management objectives. FHFA regulation and FHLBank’s RMP prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The use of derivatives is an integral part of FHLBank’s financial and risk management strategy.

FHLBank reevaluates its hedging strategies periodically and may change the hedging techniques it uses or may adopt new strategies. The most common ways in which FHLBank uses derivatives are to:
▪Reduce funding costs by combining an interest rate swap with a consolidated obligation because the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation;
▪Reduce the interest rate sensitivity and repricing gaps of assets and liabilities;
▪Preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the consolidated obligation;
▪Mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
▪Manage embedded options in assets and liabilities; and
▪Manage its overall asset/liability portfolio.

Application of Derivatives: At the inception of every hedge transaction, FHLBank documents all hedging relationships between derivatives designated as hedging instruments and the hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value hedges to assets and/or liabilities on the Statements of Condition or firm commitments.

Derivative instruments are designated by FHLBank as:
▪A qualifying fair value hedge of an associated financial instrument or a firm commitment; or
▪A non-qualifying economic hedge to manage certain defined risks in the Statements of Condition. These hedges are primarily used to: (1) manage mismatches between the coupon features of assets and liabilities; (2) offset prepayment risks in certain assets; (3) mitigate the income statement volatility that occurs when financial instruments are recorded at fair value and hedge accounting is not permitted; or (4) reduce exposure to reset risk.

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

Interest Rate Caps and Floors - In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. FHLBank purchases interest rate caps and floors to hedge option risk on variable rate MBS held in FHLBank’s trading and held-to-maturity portfolios and to hedge embedded caps or floors in FHLBank’s advances.

Types of Hedged Items: FHLBank may have the following types of hedged items:

Investments - FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. FHLBank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with interest rate caps or floors, or callable swaps. FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into economic derivatives that generally offset the changes in fair value of the securities. FHLBank’s derivatives associated with trading and held-to-maturity securities are designated as economic hedges, and FHLBank's derivatives associated with available-for-sale securities are designated and qualify as fair value hedges.

Interest rate caps and floors and callable swaps may also be used to hedge prepayment and option risk on the MBS held in FHLBank’s trading, available-for-sale and held-to-maturity portfolios. Many of these derivatives are purchased interest rate caps that hedge interest rate caps embedded in FHLBank’s trading and held-to-maturity variable rate Agency MBS. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS, they are not specifically linked to individual investment securities and, therefore, do not receive fair value hedge accounting. The derivatives are marked-to-market through earnings.

Advances - With the issuance of a convertible advance, FHLBank purchases from the member an option that enables FHLBank to convert an advance from a fixed rate to a variable rate if interest rates increase. Once FHLBank exercises its option to convert an advance to an at-the-market variable rate, the member then owns the option to terminate the converted advance without fee or penalty on the conversion date and each interest rate reset date thereafter. FHLBank hedges a convertible advance by entering into a cancelable derivative with a non-member counterparty where FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge. The counterparty’s decision to cancel the derivative would normally occur in a rising rate environment. If the option is in-the-money, the derivative is cancelled by the derivative counterparty at par (i.e., without any premium or other payment to FHLBank). When the derivative is cancelled, FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion to an at-the-market variable rate advance (i.e., callable variable rate advance), any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

When fixed rate advances are issued to one or more borrowers, FHLBank can either fund the advances with fixed rate consolidated obligations with the same tenor or simultaneously enter into a matching derivative in which the clearing agent or derivative counterparty receives fixed cash flows from FHLBank designed to mirror in timing and amount the cash inflows FHLBank receives on the advance. These transactions are designated as fair value hedges. In this type of transaction, FHLBank typically receives from the clearing agent or derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

The repricing characteristics and optionality embedded in certain financial instruments held by FHLBank can create interest rate risk. For example, when a member prepays an advance, FHLBank could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, FHLBank generally charges a prepayment fee on an advance that makes it financially indifferent to a member’s decision to prepay the advance. When FHLBank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances these advances with callable debt or otherwise hedges the option being sold to the member.

Mortgage Loans - FHLBank invests in fixed rate mortgage loans through the MPF Program. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, depending on changes in estimated future cash flows, which usually occur as a result of interest rate changes. FHLBank may manage the interest rate and prepayment risk associated with mortgage loans through a combination of debt issuance and derivatives. FHLBank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. FHLBank may use derivatives in conjunction with debt issuance to better match the expected prepayment characteristics of its mortgage loan portfolio.

Consolidated Obligations - FHLBank may enter into derivatives to hedge the interest rate risk associated with its debt issuances. FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which FHLBank receives a fixed cash flow designed to mirror in timing and amount the cash outflows FHLBank pays on the consolidated obligation. In this type of transaction, FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. These transactions are designated as fair value hedges. FHLBank may issue variable rate consolidated obligations indexed to the Secured Overnight Financing Rate (SOFR), Federal funds effective rate, LIBOR or other rates and generally simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and is marked-to-market through earnings.

This strategy of issuing consolidated obligations while simultaneously entering into derivatives is intended to enable FHLBank to offer a wider range of attractively priced advances to its members and may allow FHLBank to reduce its funding costs. The continued attractiveness of this debt depends on yield relationships between the consolidated obligations and the derivative markets. If conditions change, FHLBank may alter the types or terms of the consolidated obligations that it issues.

Firm Commitments - Commitments that obligate FHLBank to purchase closed fixed rate mortgage loans from its members are considered derivatives. Accordingly, each mortgage loan purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When a mortgage loan purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

Commitments that obligate FHLBank to issue consolidated obligations that settle outside of normal market settlement conventions (5 business days for consolidated obligation discount notes and 30 calendar days for consolidated obligation bonds) are considered derivatives. Accordingly, each consolidated obligation commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the consolidated obligation commitment derivative settles, the current market value of the commitment is included with the basis of the consolidated obligation and amortized accordingly.

FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond and is treated as a fair value hedge. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2020, 2019, and 2018.

Financial Statement Impact and Additional Financial Information: Derivative instruments are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid at acquisition are accounted for as the basis of the derivative at inception of the hedge. The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects FHLBank’s involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of FHLBank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the clearing agents, counterparties, the types of derivatives, the items being hedged and any offsets between the derivatives and the items being hedged.

FHLBank considers accrued interest receivables and payables and the legal right to offset derivative assets and liabilities by clearing agent or derivative counterparty. Consequently, derivative assets and liabilities reported on the Statements of Condition generally include the net cash collateral, including initial margin, and accrued interest received or pledged by clearing agents and/or derivative counterparties. Therefore, an individual derivative may be in an asset position (clearing agent or derivative counterparty would owe FHLBank the current fair value, which includes net accrued interest receivable or payable on the derivative, if the derivative was settled as of the Statement of Condition date) but when the derivative fair value and cash collateral fair value (includes accrued interest on the collateral) are netted by clearing agent by Clearinghouse, or by derivative counterparty, the derivative may be recorded on the Statements of Condition as a derivative liability. Conversely, a derivative may be in a liability position (FHLBank would owe the clearing agent or derivative counterparty the fair value if settled as of the Statement of Condition date) but may be recorded on the Statements of Condition as a derivative asset after netting.

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2020 and 2019 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	12/31/2020			12/31/2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,862,207	$18,427	$261,431	$16,448,512	$23,462	$80,398
Total derivatives designated as hedging relationships	15,862,207	18,427	261,431	16,448,512	23,462	80,398
Derivatives not designated as hedging instruments:
Interest rate swaps	2,476,659	107	68,210	3,099,622	736	26,285
Interest rate caps/floors	602,500	141	—	1,130,000	117	—
Mortgage delivery commitments	133,456	654	4	221,800	495	25
Total derivatives not designated as hedging instruments	3,212,615	902	68,214	4,451,422	1,348	26,310
TOTAL	$19,074,822	19,329	329,645	$20,899,934	24,810	106,708
Netting adjustments and cash collateral[1]		129,539	(325,241)		129,994	(106,506)
DERIVATIVE ASSETS AND LIABILITIES		$148,868	$4,404		$154,804	$202

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $455,080,000 and $236,700,000 as of December 31, 2020 and 2019, respectively. Cash collateral received was $300,000 and $200,000 as of December 31, 2020 and 2019, respectively.
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

Interest settlements on derivatives designated as fair value hedges were recorded in net interest income or expense prior to, and continue to be recorded in net interest income or expense after January 1, 2019. However, beginning on January 1, 2019, gains (losses) on fair value derivatives represent unrealized changes in fair value as well as net interest settlements.

For the years ended December 31, 2020, 2019, and 2018, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 7.2 (in thousands):

Table 7.2

	2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$268,051	$54,311	$123,124	$363,896
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(253,469)	$(354,003)	$18,345	$44,157
Hedged items[2]	202,888	246,911	(118)	(8,264)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(50,581)	$(107,092)	$18,227	$35,893

	2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$716,199	$116,866	$532,155	$689,275
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(96,772)	$(140,821)	$75	$27,229
Hedged items[2]	115,323	139,828	138	(32,904)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$18,551	$(993)	$213	$(5,675)

	2018[3]
	Interest Income/Expense				Non-interest Income
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Net gains (losses) on derivatives and hedging activities
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$9,653	$474	$12	$(5,178)	$21,360
Hedged items[2]	(3,881)	—	—	—	(27,650)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$5,772	$474	$12	$(5,178)	$(6,290)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.
3    Prior period amounts were not conformed to hedge accounting guidance adopted January 1, 2019 (i.e., net gains (losses) are separated in this table consistent with the 2018 income statement presentation).

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2020 and 2019 (in thousands):

Table 7.3

12/31/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,895,962	$261,304	$11,149	$272,453
Available-for-sale securities	6,696,114	320,063	—	320,063
Consolidated obligation discount notes	(174,855)	33	—	33
Consolidated obligation bonds	(3,791,848)	(34,654)	—	(34,654)

12/31/2019
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$4,951,445	$69,643	$1,424	$71,067
Available-for-sale securities	7,155,712	79,141	—	79,141
Consolidated obligation bonds	(3,270,635)	(26,389)	—	(26,389)

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated OCI (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 7.4 provides information regarding net gains (losses) on derivatives and hedging activities recorded in non-interest income (in thousands).

Table 7.4

	2020	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps			$(6,290)
Total net gains (losses) related to fair value hedge ineffectiveness			(6,290)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(78,633)	$(56,961)	10,114
Interest rate caps/floors	23	(927)	33
Net interest settlements	(46,630)	(3,974)	(5,476)
Mortgage delivery commitments	(4,205)	4,309	(1,642)
Consolidated obligation discount note commitments	—	(70)	70
Total net gains (losses) related to derivatives not designated as hedging instruments	(129,445)	(57,623)	3,099
NET GAINS (LOSSES) ON DERIVATIVES AND HEDGING ACTIVITIES	$(129,445)	$(57,623)	$(3,191)

Managing Credit Risk on Derivatives: FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations and FHFA regulations.

Uncleared derivatives. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. FHLBank requires collateral agreements with collateral delivery thresholds on all uncleared derivatives. All bilateral security agreements include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts. Additionally, collateral related to derivatives with member institutions includes collateral assigned to FHLBank, as evidenced by a written security agreement.

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $247,000 and $211,000 as of December 31, 2020 and 2019, respectively. The counterparty was different for each period.

Cleared derivatives. For cleared derivatives, a Clearinghouse is FHLBank’s counterparty. The applicable Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies FHLBank. FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments, and initial margin is considered cash collateral. The requirement that FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payments for changes in the value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2020 and 2019.

FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 8.1 details the types of deposits held by FHLBank as of December 31, 2020 and 2019 (in thousands):

Table 8.1

	12/31/2020	12/31/2019
Interest-bearing:
Demand	$308,604	$383,197
Overnight	660,400	280,300
Term	2,750	—
Total interest-bearing	971,754	663,497
Non-interest-bearing:
Other	257,607	127,143
Total non-interest-bearing	257,607	127,143
TOTAL DEPOSITS	$1,229,361	$790,640

NOTE 9 – CONSOLIDATED OBLIGATIONS

Consolidated obligations consist of consolidated bonds and discount notes and, as provided by the Bank Act or FHFA regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks jointly issue consolidated obligations with the Office of Finance acting as their agent. The Office of Finance tracks the amounts of debt issued on behalf of each FHLBank. In addition, FHLBank records as a liability its specific portion of consolidated obligations for which it is the primary obligor. FHLBank utilizes a debt issuance process to provide a scheduled monthly issuance of global bullet consolidated obligation bonds. As part of this process, management from each of the FHLBanks determines and communicates a firm commitment to the Office of Finance for an amount of scheduled global debt to be issued on its behalf. If the FHLBanks’ commitments do not meet the minimum debt issue size, the proceeds are allocated to all FHLBanks based on the larger of the FHLBank’s commitment or allocated proceeds based on the individual FHLBank’s regulatory capital to total system regulatory capital. If the FHLBanks’ commitments exceed the minimum debt issue size, the proceeds are allocated based on relative regulatory capital of all FHLBanks with the allocation limited to the lesser of the allocation amount or actual commitment amount.

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

Although FHLBank is primarily liable for its portion of consolidated obligations, FHLBank is also jointly and severally liable with the other 10 FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations for which FHLBank is not the primary obligor. Although it has never occurred, to the extent that an FHLBank would be required to make a payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank would be entitled to reimbursement from the non-complying FHLBank. However, if the FHFA determines that the non-complying FHLBank is unable to satisfy its obligations, then the FHFA may allocate the non-complying FHLBank’s outstanding consolidated obligation debt among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the FHFA may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of FHLBank, was $746,772,303,000 and $1,025,894,666,000 as of December 31, 2020 and 2019, respectively. See Note 18 for FHLBank obligations acquired by FHLBank Topeka as investments. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which FHLBank is located.

Consolidated Obligation Bonds: Table 9.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2020 and 2019 (dollar amounts in thousands):

Table 9.1

	12/31/2020		12/31/2019
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$27,921,650	0.31%	$15,991,800	1.79%
Due after one year through two years	1,267,800	1.45	6,318,350	1.90
Due after two years through three years	1,216,600	1.91	1,375,000	2.11
Due after three years through four years	831,700	1.58	1,285,900	2.39
Due after four years through five years	836,100	1.22	1,223,350	2.40
Thereafter	5,518,800	1.60	5,776,300	2.78
Total par value	37,592,650	0.63%	31,970,700	2.05%
Premiums	38,219		34,789
Discounts	(3,303)		(3,357)
Concession fees	(14,143)		(15,207)
Hedging adjustments	34,654		26,389
TOTAL	$37,648,077		$32,013,314

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2020 and 2019 includes callable bonds totaling $6,878,000,000 and $8,891,500,000, respectively. FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 5), MBS (Note 4) and mortgage loans (Note 6). Contemporaneous with a portion of its fixed rate callable bond issuances, FHLBank also enters into interest rate swap agreements (in which FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows FHLBank to obtain attractively priced variable rate financing. Table 9.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2020 and 2019 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	12/31/2020	12/31/2019
Due in one year or less	$34,299,650	$24,583,300
Due after one year through two years	1,142,800	5,148,350
Due after two years through three years	815,100	615,000
Due after three years through four years	399,700	682,400
Due after four years through five years	391,100	356,850
Thereafter	544,300	584,800
TOTAL PAR VALUE	$37,592,650	$31,970,700

In addition to having fixed rate or simple variable rate coupon payment terms, consolidated obligation bonds may also have the following broad terms, regarding the coupon payment:
▪Range bonds that have coupon rates at fixed or variable rates and pay the fixed or variable rate as long as the index rate is within the established range, but generally pay zero percent or a minimal interest rate if the specified index rate is outside the established range;
▪Conversion bonds that have coupon rates that convert from fixed to variable, or variable to fixed, rates or from one index to another, on predetermined dates according to the terms of the bond offerings; and
▪Step bonds that have coupon rates at fixed or variable rates for specified intervals over the lives of the bonds. At the end of each specified interval, the coupon rate or variable rate spread increases (decreases) or steps up (steps down). These bond issues generally contain call provisions enabling the bonds to be called at FHLBank’s discretion on the step dates.

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2020 and 2019 (in thousands):

Table 9.3

	12/31/2020	12/31/2019
Simple variable rate	$23,752,000	$16,017,000
Fixed rate	13,840,650	15,573,700
Variable rate with cap	—	220,000
Step	—	110,000
Fixed to variable rate	—	50,000
TOTAL PAR VALUE	$37,592,650	$31,970,700

Consolidated Discount Notes: Table 9.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2020	$10,882,417	$10,883,608	0.08%

December 31, 2019	$27,447,911	$27,510,042	1.54%

1    Represents yield to maturity excluding concession fees.

Information about the fair value of the consolidated obligations is included in Note 15.

NOTE 10 – AFFORDABLE HOUSING PROGRAM

The Bank Act requires each FHLBank to establish an AHP. As a part of its AHP, FHLBank provides subsidies in the form of direct grants or below-market interest rate advances to members that use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low- and moderate-income households. Each FHLBank is required to contribute to its AHP the greater of: (a) 10 percent of its previous year's income subject to assessment; or (b) the prorated sum required to ensure the aggregate contribution by all FHLBanks is no less than $100,000,000 each year, except that the required annual AHP contribution shall not exceed an FHLBank's net earnings in the previous year. For purposes of the AHP calculation, the term “income subject to assessment” is defined as income before interest expense related to mandatorily redeemable capital stock and the assessment for AHP. FHLBank accrues this expense monthly based on its income subject to assessment.

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If FHLBank’s income subject to assessment would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the FHFA for a temporary suspension of its AHP contributions. FHLBank has never applied to the FHFA for a temporary suspension of its AHP contributions.

Table 10.1 details the change in the AHP liability for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Table 10.1

	2020	2019	2018
Appropriated and reserved AHP funds as of the beginning of the period	$43,027	$43,081	$43,005
AHP set aside based on current year income	13,123	20,597	18,944
Direct grants disbursed	(15,137)	(20,973)	(19,027)
Recaptured funds[1]	116	322	159
Appropriated and reserved AHP funds as of the end of the period	$41,129	$43,027	$43,081

1    Recaptured funds are direct grants returned to FHLBank in those instances where the commitments associated with the approved use of funds are not met and repayment to FHLBank is required by regulation. Recaptured funds are returned as a result of: (1) AHP-assisted homeowner’s transfer or sale of property within the five-year retention period that the assisted homeowner is required to occupy the property; (2) homeowner’s failure to acquire sufficient loan funding (funds previously approved and disbursed cannot be used); (3) over-subsidized projects; or (4) previously disbursed but unused grants.

As of December 31, 2020, FHLBank’s AHP accrual on its Statements of Condition consisted of $13,260,000 for the 2021 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $27,869,000 for prior years’ AHP (committed but undisbursed).

NOTE 11 – ASSETS AND LIABILITIES SUBJECT TO OFFSETTING

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

Tables 11.1 and 11.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2020 and 2019 (in thousands):

Table 11.1

12/31/2020
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$18,819	$(18,031)	$788	$(654)	$134
Cleared derivatives	510	147,570	148,080	—	148,080
Total derivative assets	19,329	129,539	148,868	(654)	148,214
Securities purchased under agreements to resell	2,600,000	—	2,600,000	(2,600,000)	—
TOTAL	$2,619,329	$129,539	$2,748,868	$(2,600,654)	$148,214

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

Tables 11.3 and 11.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2020 and 2019 (in thousands):

Table 11.3

12/31/2020
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$324,491	$(320,087)	$4,404	$(4)	$4,400
Cleared derivatives	5,154	(5,154)	—	—	—
Total derivative liabilities	329,645	(325,241)	4,404	(4)	4,400
TOTAL	$329,645	$(325,241)	$4,404	$(4)	$4,400

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

Table 12.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of December 31, 2020 and 2019 (dollar amounts in thousands):

Table 12.1

	12/31/2020		12/31/2019
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$192,927	$2,213,868	$486,650	$2,319,531
Total regulatory capital-to-asset ratio	4.0%	5.0%	4.0%	4.4%
Total regulatory capital	$2,103,668	$2,627,083	$2,531,066	$2,768,680
Leverage capital ratio	5.0%	7.1%	5.0%	6.2%
Leverage capital	$2,629,586	$3,734,017	$3,163,833	$3,928,446

Capital Stock: FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3.0 percent of the principal amount of AMA outstanding for the member, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, less the member’s Asset-based Stock Purchase Requirement. As of December 31, 2020, there was no Activity-based Stock Purchase Requirement for letters of credit. However, the Letter of Credit Activity-based Stock Purchase Requirement increased to 0.25 percent from the previous requirement of zero percent, effective January 22, 2021. The change in the Activity-based Stock Purchase Requirements will not change for former members with outstanding business transactions.

The percentages listed above are subject to change by FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require FHLBank to request FHFA approval of an amended capital plan. See Note 17 for detailed information on transactions with related parties.

Any member may make a written request not in connection with a notice of withdrawal or attaining non-member status for the redemption of a part of its Class A Common Stock or all or part of its Class B Common Stock (i.e., excess stock redemption request). Within five business days of receipt of a member’s written redemption request, FHLBank may notify the member that it declines to repurchase the excess stock before the end of that five business day period, at which time the applicable redemption period shall commence. Otherwise, FHLBank will repurchase any excess stock within the five business day period. The redemption periods are six months for Class A Common Stock and five years for Class B Common Stock. Subject to certain limitations, FHLBank may choose to repurchase a member’s excess stock on or before the end of the applicable redemption period.

Under FHFA regulations, members that withdraw from membership may not be readmitted to membership, or acquire any capital stock of any FHLBank, for a period of five years from the date on which the institution's membership terminated and it divested all of its shares of FHLBank stock.

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT effective for dividends paid during 2020, 2019, and 2018 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

The board of directors cannot declare a dividend if: (1) FHLBank’s capital position is below its minimum regulatory capital requirements; (2) FHLBank’s capital position will be below its minimum regulatory capital requirements after paying the dividend; (3) the principal or interest due on any consolidated obligation of FHLBank has not been paid in full; (4) FHLBank fails to provide the FHFA the quarterly certification prior to declaring or paying dividends for a quarter; or (5) FHLBank fails to provide notification upon its inability to provide such certification or upon a projection that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations.

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

Table 12.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Table 12.2

	2020	2019	2018
Balance, beginning of period	$2,415	$3,597	$5,312
Capital stock subject to mandatory redemption reclassified from equity during the period	2,199,346	283,831	1,040,316
Capital stock redemption cancellations reclassified to equity during the period	(100,647)	—	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(2,099,548)	(285,150)	(1,042,258)
Stock dividend classified as mandatorily redeemable capital stock during the period	58	137	227
Balance, end of period	$1,624	$2,415	$3,597

Table 12.3 shows the amount of mandatorily redeemable capital stock by contractual year of redemption as of December 31, 2020 and 2019 (in thousands). The year of redemption in Table 12.3 is the end of the redemption period in accordance with FHLBank’s capital plan. FHLBank is not required to redeem or repurchase membership stock until six months (for Class A Common Stock) or five years (for Class B Common Stock) after FHLBank receives notice for withdrawal from the member. Additionally, FHLBank is not required to redeem or repurchase activity-based stock until any activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding. However, FHLBank intends to repurchase the excess activity-based stock of non-members to the extent that it can do so and still meet its regulatory capital requirements.

Table 12.3

Contractual Year of Repurchase	12/31/2020	12/31/2019
Year 1	$7	$—
Year 2	634	1
Year 3	—	869
Year 4	—	—
Year 5	—	—
Past contractual redemption date due to remaining activity[1]	983	1,545
TOTAL	$1,624	$2,415

1    Represents mandatorily redeemable capital stock that is past the end of the contractual redemption period because there is activity outstanding to which the mandatorily redeemable capital stock relates.

Assuming FHLBank did not elect to redeem a member's Class A Common Stock or Class B Common Stock within five business days of its receipt of a redemption request, a member may cancel or revoke its written redemption request prior to the end of the redemption period (six months for Class A Common Stock and five years for Class B Common Stock) or its written notice of withdrawal from membership prior to the end of a six-month period starting on the date FHLBank received the member’s written notice of withdrawal from membership. At the end of the six-month period, the member’s membership is terminated and the Class A Common Stock held to meet its Asset-based Stock Purchase Requirement will be redeemed by FHLBank, as long as FHLBank will continue to meet its regulatory capital requirements and as long as the Class A Common Stock is not needed to meet the former member’s Activity-based Stock Purchase Requirements. The FHLBank’s capital plan provides that FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time, the fee being 1.0 percent for any Class A Common Stock cancellation and starting at 1.0 percent in year one for Class B Common Stock and increasing by 1.0 percent each year to a maximum of 5.0 percent for cancellations in the fifth year for Class B Common Stock.

The FHFA issued a regulatory interpretation confirming that the mandatorily redeemable capital stock accounting treatment for certain shares of FHLBank capital stock does not affect the definition of regulatory capital for purposes of determining FHLBank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (various percentages of total FHLBank capital depending on the date acquired), calculating its unsecured credit exposure to other GSEs (100 percent of total FHLBank capital) or calculating its unsecured credit limits to other counterparties (various percentages of total FHLBank capital depending on the rating of the counterparty).

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2020, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 13.1 summarizes the changes in AOCI for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Table 13.1

	Year Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 4)	Net Non-Credit Portion of Other-than-temporary Impairment Gains (Losses) on Held-to-maturity Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2017	$31,206	$(4,163)	$(1,385)	$25,658
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(12,138)			(12,138)
Accretion of non-credit other-than-temporary impairment loss		513		513
Non-credit losses included in basis of securities sold		3,625		3,625
Net gains (losses) - defined benefit pension plan			(2,389)	(2,389)
Reclassifications from other comprehensive income (loss) to net income:
Non-credit other-than-temporary impairment to credit other-than-temporary impairment[1]		25		25
Amortization of net losses - defined benefit pension plan[2]			399	399
Net current period other comprehensive income (loss)	(12,138)	4,163	(1,990)	(9,965)
Balance at December 31, 2018	$19,068	$—	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	7,720			7,720
Net gains (losses) - defined benefit pension plan			(1,806)	(1,806)
Curtailment gains (losses) - defined benefit pension plan			2,845	2,845
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]			334	334
Net current period other comprehensive income (loss)	7,720	—	1,373	9,093
Balance at December 31, 2019	$26,788	$—	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	19,931			19,931
Net gains (losses) - defined benefit pension plan			(1,177)	(1,177)
Settlement charges - defined benefit pension plan			133	133
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[3]	(1,523)			(1,523)
Amortization of net losses - defined benefit pension plan[2]			158	158
Net current period other comprehensive income (loss)	18,408	—	(886)	17,522
Balance at December 31, 2020	$45,196	$—	$(2,888)	$42,308

1    Recorded in "Other" non-interest income on the Statements of Income. Amount represents a debit (decrease to other income (loss)).
2    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).
3    Recorded in “Net gains (losses) on sale of available-for-sale securities” non-interest income on the Statements of Income. Amount represents a credit (increase to other income (loss)).

NOTE 14 - PENSION AND POSTRETIREMENT BENEFIT PLANS

Qualified Defined Benefit Multiemployer Plan: FHLBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax-qualified defined benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

In September 2019, FHLBank's board of directors elected to freeze the Pentegra Defined Benefit Plan on December 31, 2019, thereby discontinuing the future accrual of new benefits. Prior to the plan freeze, employees of FHLBank who began employment prior to January 1, 2009 were eligible to participate.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 135645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at FHLBank.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2019. For the Pentegra Defined Benefit Plan years ended June 30, 2019 and 2018, FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. Table 14.1 presents the net pension cost and funded status of FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 14.1

	2020	2019	2018
Net pension cost charged to compensation and benefits expense, excluding fees	$840	$672	$3,500
Pentegra Defined Benefit Plan funded status as of July 1[1]	108.2%	108.6%	111.0%
FHLBank's funded status as of July 1	99.9	104.6	111.1

1    The funded status as of July 1, 2020 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. Contributions made on or before March 15, 2021, and designated for the plan year ended June 30, 2020, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022). The funded status as of July 1, 2019 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2019 through March 15, 2020. Contributions made on or before March 15, 2020, and designated for the plan year ended June 30, 2019, will be included in the final valuation as of July 1, 2019. The final funded status as of July 1, 2019 will not be available until the Form 5500 for the plan year July 1, 2019 through June 30, 2020 is filed (this Form 5500 is due to be filed no later than April 2021).

Qualified Defined Contribution Plans: FHLBank also administers the Federal Home Loan Bank of Topeka 401(k) Plan, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a non-matching contribution on behalf of all eligible employees in addition to a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. Prior to January 1, 2020, FHLBank participated in the Pentegra Defined Contribution Plan for Financial Institutions. FHLBank’s contributions totaled $2,329,000, $1,513,000 and $1,474,000 for 2020, 2019, and 2018, respectively, and were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers and members of the board of directors. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. In September 2019, the FHLBank's board of directors elected to freeze the defined benefit component of the BEP on December 31, 2019, thereby discontinuing the future accrual of new benefits.

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $7,048,000 and $6,065,000 as of December 31, 2020 and 2019, respectively. The obligations and funding status of the defined benefit portion of FHLBank’s BEP as of December 31, 2020 and 2019 are presented in Table 14.2 (in thousands):

Table 14.2

	2020	2019
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,372	$14,519
Service cost	—	236
Interest cost	389	566
Net (gains) losses	1,177	1,806
Benefits paid	(910)	(910)
Curtailment	—	(2,845)
Settlements	(617)	—
Projected benefit obligation at end of year	13,411	13,372
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,527	910
Benefits paid	(910)	(910)
Settlements	(617)	—
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$(13,411)	$(13,372)

Table 14.3 presents the components of the net periodic pension cost for the defined benefit portion of FHLBank’s BEP for the years ended December 31, 2020, 2019, and 2018 (in thousands):

Table 14.3

	2020	2019	2018
Service cost	$—	$236	$222
Interest cost	389	566	506
Amortization of net losses	158	334	399
Settlement charges	133	—	—
NET PERIODIC POSTRETIREMENT BENEFIT COST	$680	$1,136	$1,127

The measurement date used to determine the current year’s benefit obligation was December 31, 2020.

Table 14.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of FHLBank’s BEP for the years ended December 31, 2020, 2019, and 2018 (dollar amounts in thousands):

Table 14.4

	2020	2019	2018
Discount rate - benefit obligation	2.25%	3.00%	4.00%
Discount rate - net periodic benefit cost	3.00%	4.00%	3.50%
Salary increases - benefit obligation	—%	—%	4.89%
Amortization period (years) - net periodic benefit cost	5.53	6.08	6.26
Accumulated benefit obligation	$13,411	$13,372	$11,105

FHLBank estimates that its required contributions to the defined benefit portion of FHLBank’s BEP for the year ended December 31, 2021 will be $1,289,000.

The FHLBank’s estimated future benefit payments are presented in Table 14.5 (in thousands):

Table 14.5

Year ending December 31,	Estimated Benefit Payments
2021	$1,289
2022	1,284
2023	1,303
2024	486
2025	504
2026 through 2030	2,808

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2020 and 2019. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2020 and 2019.

Tables 15.1 and 15.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2020 and 2019. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 15.3 and 15.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of December 31, 2020 and 2019 are summarized in Tables 15.1 and 15.2 (in thousands):

Table 15.1

	12/31/2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$4,570,415	$4,570,415	$4,570,415	$—	$—	$—
Interest-bearing deposits	760,297	760,297	—	760,297	—	—
Securities purchased under agreements to resell	2,600,000	2,600,000	—	2,600,000	—	—
Federal funds sold	1,780,000	1,780,000	—	1,780,000	—	—
Trading securities	2,623,376	2,623,376	—	2,623,376	—	—
Available-for-sale securities	6,741,310	6,741,310	—	6,741,310	—	—
Held-to-maturity securities	2,746,992	2,750,116	—	2,674,446	75,670	—
Advances	21,226,823	21,360,450	—	21,360,450	—	—
Mortgage loans held for portfolio, net of allowance	9,205,207	9,454,112	—	9,441,474	12,638	—
Accrued interest receivable	97,718	97,718	—	97,718	—	—
Derivative assets	148,868	148,868	—	19,329	—	129,539
Liabilities:
Deposits	1,229,361	1,229,361	—	1,229,361	—	—
Consolidated obligation discount notes	10,882,417	10,882,601	—	10,882,601	—	—
Consolidated obligation bonds	37,648,077	37,835,135	—	37,835,135	—	—
Mandatorily redeemable capital stock	1,624	1,624	1,624	—	—	—
Accrued interest payable	45,575	45,575	—	45,575	—	—
Derivative liabilities	4,404	4,404	—	329,645	—	(325,241)
Other Asset (Liability):
Industrial revenue bonds	35,000	37,978	—	37,978	—	—
Financing obligation payable	(35,000)	(37,978)	—	(37,978)	—	—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral and related accrued interest held or placed with the same clearing agent or derivative counterparty.

Table 15.2

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

Fair Value Methodologies and Techniques and Significant Inputs:

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statements of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Tables 15.3 and 15.4.

Investment Securities: For long-term (as determined by original issuance date) investment securities, FHLBank obtains prices from multiple designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price investments. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market‑related data. Since many MBS are not traded daily, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all valuations, which facilitates resolution of potentially erroneous prices identified by FHLBank. The use of multiple pricing vendors provides FHLBank with additional data points regarding levels of inputs and final prices that are used to validate final pricing of investment securities. The utilization of the average of available vendor prices within a cluster tolerance and the evaluation of reasonableness of outlier prices described below does not discard available information.

Annually, FHLBank conducts reviews of the multiple pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies and control procedures. The FHLBank’s review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

FHLBank utilizes a valuation technique for estimating the fair values of long-term investment securities as follows:
▪FHLBank’s valuation technique first requires the establishment of a median price for each security. If three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to validation.
▪All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price.
▪Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non‑binding dealer estimates) to determine if an outlier is a better estimate of fair value.
▪If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price.
▪If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security.
▪If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As of December 31, 2020, multiple prices were received for substantially all of FHLBank’s long-term investment securities so the final prices for those securities were computed by averaging the prices received. Based on FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

Impaired Mortgage Loans Held for Portfolio and Real Estate Owned: The estimated fair values of impaired mortgage loans held for portfolio and REO on a nonrecurring basis are generally based on broker prices or property values obtained from a third-party pricing vendor. All estimated fair values of impaired mortgage loans held for portfolio and REO are net of any estimated selling costs.

Derivative Assets/Liabilities: FHLBank bases the fair values of derivatives on instruments with similar terms or market prices, when available. However, active markets do not exist for many of FHLBank’s derivatives. Consequently, fair values for these instruments are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions. For uncleared derivatives, the degree of credit risk depends on the extent to which master netting arrangements are included in these contracts to mitigate the risk. In addition, FHLBank requires collateral agreements with collateral delivery thresholds on all of its uncleared derivatives. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral is posted daily through a clearing agent for changes in the value of cleared derivatives. FHLBank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and its own credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements of derivatives.

The fair values of FHLBank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. Derivatives are presented on a net basis by clearing agent by Clearinghouse or by counterparty when it has met the netting requirements. If these netted amounts are positive, they are classified as an asset and, if negative, a liability.

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:
▪Interest-rate related:
•Discount rate assumption - Federal Funds Overnight Index Swap (OIS) or SOFR swap curve depending on the terms of the derivative:
•Forward interest rate assumption for rate resets - swap curve of index rate of the instrument (e.g., LIBOR, SOFR or Fed Funds Effective Rate);
•Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options; and
•Prepayment assumptions, if applicable.
▪Mortgage delivery commitments:
•To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Measurements: Tables 15.3 and 15.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2020 and 2019 (in thousands).

Table 15.3

	12/31/2020
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,298,518	$—	$1,298,518	$—	$—
GSE debentures	431,875	—	431,875	—	—
GSE MBS	892,983	—	892,983	—	—
Total trading securities	2,623,376	—	2,623,376	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,546,325	—	3,546,325	—	—
GSE MBS	3,194,985	—	3,194,985	—	—
Total available-for-sale securities	6,741,310	—	6,741,310	—	—
Derivative assets:
Interest-rate related	148,214	—	18,675	—	129,539
Mortgage delivery commitments	654	—	654	—	—
Total derivative assets	148,868	—	19,329	—	129,539
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$9,513,554	$—	$9,384,015	$—	$129,539

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$4,400	$—	$329,641	$—	$(325,241)
Mortgage delivery commitments	4	—	4	—	—
Total derivative liabilities	4,404	—	329,645	—	(325,241)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$4,404	$—	$329,645	$—	$(325,241)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$12,668	$—	$—	$12,668	$—
Real estate owned	405	—	—	405	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$13,073	$—	$—	$13,073	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2020 and still outstanding as of December 31, 2020.

Table 15.4

	12/31/2019
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
U.S. Treasury obligations	$1,530,518	$—	$1,530,518	$—	$—
GSE debentures	416,025	—	416,025	—	—
GSE MBS	866,019	—	866,019	—	—
Total trading securities	2,812,562	—	2,812,562	—	—
Available-for-sale securities:
U.S. Treasury obligations	4,261,791	—	4,261,791	—	—
GSE MBS	2,920,709	—	2,920,709	—	—
Total available-for-sale securities	7,182,500	—	7,182,500	—	—
Derivative assets:
Interest-rate related	154,309	—	24,315	—	129,994
Mortgage delivery commitments	495	—	495	—	—
Total derivative assets	154,804	—	24,810	—	129,994
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,149,866	$—	$10,019,872	$—	$129,994

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$177	$—	$106,683	$—	$(106,506)
Mortgage delivery commitments	25	—	25	—	—
Total derivative liabilities	202	—	106,708	—	(106,506)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$202	$—	$106,708	$—	$(106,506)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,909	$—	$—	$1,909	$—
Real estate owned	144	—	—	144	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,053	$—	$—	$2,053	$—

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $698,296,045,000 and $966,413,924,000 as of December 31, 2020 and 2019, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2020, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2020 and 2019, off-balance sheet commitments are presented in Table 16.1 (in thousands):

Table 16.1

	12/31/2020			12/31/2019
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,436,165	$4,251	$5,440,416	$4,764,724	$4,335	$4,769,059
Advance commitments outstanding	19,693	21,001	40,694	64,282	15,693	79,975
Principal commitments for standby bond purchase agreements	380,615	317,710	698,325	—	655,065	655,065
Commitments to fund or purchase mortgage loans	133,456	—	133,456	221,800	—	221,800
Commitments to issue consolidated bonds, at par	4,000	—	4,000	—	—	—
Commitments to issue consolidated discount notes, at par	—	—	—	411,161	—	411,161

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2024. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,554,000 and $1,470,000 as of December 31, 2020 and 2019, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2023, though some are renewable at the option of FHLBank. As of December 31, 2020 and 2019, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the year ended December 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the year ended December 31, 2019.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $650,000 and $470,000 as of December 31, 2020 and 2019, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by FHLBank. The County assigned the lease to the bond trustee for FHLBank's benefit as the sole holder of the IRBs. FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in FHLBank's Statements of Condition. The IRBs and the equivalent liability are included in FHLBank's Statements of Condition in other assets and other liabilities, respectively. FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2020 and 2019, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for FHLBank. As of December 31, 2020, the total original par value of customer securities held by FHLBank under this arrangement was $57,778,393,000.

Other commitments and contingencies are discussed in Notes 1, 5, 6, 7, 9, 10, 12 and 14.

NOTE 17 – TRANSACTIONS WITH STOCKHOLDERS

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 17.1 and 17.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2020 and 2019 (dollar amounts in thousands). None of the officers or directors of these members currently serve on FHLBank’s board of directors.

Table 17.1

12/31/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$825	0.2%	$339,524	29.2%	$340,349	21.6%
TOTAL		$825	0.2%	$339,524	29.2%	$340,349	21.6%

Table 17.2

12/31/2019
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$385,825	29.2%	$386,325	21.8%
BOKF, N.A.	OK	184,282	41.0	202,000	15.3	386,282	21.8
TOTAL		$184,782	41.1%	$587,825	44.5%	$772,607	43.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2020 and 2019 are summarized in Table 17.3 (dollar amounts in thousands). Information is only listed for the period in which the member owned more than 10 percent of outstanding FHLBank regulatory capital stock.

Table 17.3

	12/31/2020		12/31/2019		12/31/2020		12/31/2019
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$7,460,000	35.6%	$8,585,000	28.5%	$713	0.1%	$1,030	0.1%
BOKF, N.A.			4,500,000	14.9			22,457	2.9
TOTAL	$7,460,000	35.6%	$13,085,000	43.4%	$713	0.1%	$23,487	3.0%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2020 and 2019. BOKF, N.A. sold $6,748,000 of mortgage loans into the MPF Program during the year ended December 31, 2019.

Transactions with FHLBank Directors’ Financial Institutions: Table 17.4 presents information as of December 31, 2020 and 2019 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 17.4

	12/31/2020		12/31/2019
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$161,021	0.8%	$178,945	0.6%

Deposits	$25,459	2.1%	$15,748	2.0%

Class A Common Stock	$10,298	2.5%	$6,467	1.4%
Class B Common Stock	21,200	1.8	5,571	0.4
TOTAL CAPITAL STOCK	$31,498	2.0%	$12,038	0.7%

Table 17.5 presents mortgage loans acquired during the years ended December 31, 2020 and 2019 for members that had an officer or director serving on FHLBank’s board of directors in 2020 or 2019 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 17.5

	2020		2019
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$102,519	3.8%	$189,724	4.9%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2020, 2019, and 2018 as presented in Table 18.1 (in thousands). All transactions occurred at market prices.

Table 18.1

Business Activity	2020	2019	2018
Average overnight interbank loan balances to other FHLBanks[1]	$2,883	$2,529	$1,466
Average overnight interbank loan balances from other FHLBanks[1]	6,831	8,082	3,562
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	6,981	1,361	1,256
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	7,819	6,938	5,687
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
_________
1    Occasionally, FHLBank loans (or borrows) short-term funds to (from) other FHLBanks. Interest income on loans to other FHLBanks is included in Other Interest Income and interest expense on borrowings from other FHLBanks is included in Other Interest Expense on the Statements of Income.
2    Balances are interest bearing and are classified on the Statements of Condition as interest-bearing deposits.
3    Fees are calculated monthly based on outstanding loans at the per annum rate in effect at origination in addition to a flat fee for participating in the MPF Program.
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $113,328,000 and $111,173,000 as of December 31, 2020 and 2019, respectively, are included in the non-MBS GSE debentures totals presented in Note 4. Interest income earned on these securities totaled $3,429,000 for each of the years ended December 31, 2020, 2019, and 2018, respectively.