Form 10-Q
period 2021-03-31
Federal Home Loan Bank of Topeka
filed 2021-05-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
April 30, 2021
Class A Stock, par value $100 per share	5,034,474
Class B Stock, par value $100 per share	11,882,376

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
•The ongoing and evolving impact of the coronavirus (COVID-19) pandemic or other pandemics on our members and our business;
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

Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this quarterly report, as well as those discussed under Part I, Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2020, incorporated by reference herein.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2021	12/31/2020
ASSETS
Cash and due from banks	$65,136	$4,570,415
Interest-bearing deposits	558,784	760,297
Securities purchased under agreements to resell (Note 9)	1,700,000	2,600,000
Federal funds sold	3,905,000	1,780,000

Investment securities:
Trading securities (Note 3)	3,266,965	2,623,376
Available-for-sale securities, amortized cost of $6,289,277 and $6,696,114 (Note 3)	6,363,707	6,741,310
Held-to-maturity securities, fair value of $2,571,789 and $2,750,116 (Note 3)	2,567,175	2,746,992
Total investment securities	12,197,847	12,111,678

Advances (Note 4)	21,068,366	21,226,823
Mortgage loans held for portfolio, net of allowance for credit losses of $4,956 and $5,177 (Note 6)	8,667,085	9,205,207
Accrued interest receivable	93,123	97,718
Derivative assets, net (Notes 6, 9)	157,952	148,868
Other assets	87,135	90,706

TOTAL ASSETS	$48,500,428	$52,591,712

LIABILITIES
Deposits (Note 7)	$1,262,945	$1,229,361

Consolidated obligations, net:
Discount notes (Note 8)	10,072,689	10,882,417
Bonds (Note 8)	34,314,007	37,648,077
Total consolidated obligations, net	44,386,696	48,530,494

Mandatorily redeemable capital stock (Note 10)	1,585	1,624
Accrued interest payable	45,254	45,575
Affordable Housing Program payable	42,884	41,129
Derivative liabilities, net (Notes 6, 9)	3,006	4,404
Other liabilities	67,005	71,358

TOTAL LIABILITIES	45,809,375	49,923,945

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2021	12/31/2020
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,762 and 4,122 shares issued and outstanding) (Note 10)	$376,196	$412,225
Class B ($100 par value; 11,642 and 11,618 shares issued and outstanding) (Note 10)	1,164,169	1,161,779
Total capital stock	1,540,365	1,574,004

Retained earnings:
Unrestricted	812,169	793,331
Restricted	266,905	258,124
Total retained earnings	1,079,074	1,051,455

Accumulated other comprehensive income (loss) (Note 11)	71,614	42,308

TOTAL CAPITAL	2,691,053	2,667,767

TOTAL LIABILITIES AND CAPITAL	$48,500,428	$52,591,712

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2021	03/31/2020
INTEREST INCOME:
Interest-bearing deposits	$269	$4,705
Securities purchased under agreements to resell	489	14,590
Federal funds sold	520	3,488
Trading securities	16,385	20,189
Available-for-sale securities	11,477	24,294
Held-to-maturity securities	3,938	17,068
Advances	35,443	130,887
Mortgage loans held for portfolio	53,478	85,106
Other	257	354
Total interest income	122,256	300,681

INTEREST EXPENSE:
Deposits	108	1,554
Consolidated obligations:
Discount notes	1,998	92,951
Bonds	46,515	150,742
Mandatorily redeemable capital stock	9	24
Other	257	324
Total interest expense	48,887	245,595

NET INTEREST INCOME	73,369	55,086
Provision (reversal) for credit losses on mortgage loans	(14)	(736)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	73,383	55,822

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(26,747)	94,389
Net gains (losses) on sale of available-for-sale securities	—	1,523
Net gains (losses) on derivatives	17,581	(122,252)
Standby bond purchase agreement commitment fees	621	565
Letters of credit fees	1,683	1,403
Other	970	1,143
Total other income (loss)	(5,892)	(23,229)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2021	03/31/2020
OTHER EXPENSES:
Compensation and benefits	$10,293	$10,461
Other operating	4,278	4,680
Federal Housing Finance Agency	1,110	1,023
Office of Finance	1,171	1,007
Mortgage loans transaction service fees	1,656	2,017
Other	197	255
Total other expenses	18,705	19,443

INCOME BEFORE ASSESSMENTS	48,786	13,150

Affordable Housing Program	4,880	1,318

NET INCOME	$43,906	$11,832

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2021	03/31/2020
Net income	$43,906	$11,832

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	29,234	(94,131)
Defined benefit pension plan	72	26
Total other comprehensive income (loss)	29,306	(94,105)

TOTAL COMPREHENSIVE INCOME (LOSS)	$73,212	$(82,273)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							9,465	2,367	11,832	(94,105)	(82,273)
Proceeds from issuance of capital stock	—	47	2,547	254,704	2,547	254,751					254,751
Repurchase/redemption of capital stock	—	—	(384)	(38,437)	(384)	(38,437)					(38,437)
Net reclassification of shares to mandatorily redeemable capital stock	(1,925)	(192,560)	(127)	(12,750)	(2,052)	(205,310)					(205,310)
Net transfer of shares between Class A and Class B	1,933	193,307	(1,933)	(193,307)	—	—					—
Dividends on capital stock (Class A - 2.3%, Class B - 7.2%):
Cash payment							(70)		(70)		(70)
Stock issued			248	24,836	248	24,836	(24,836)		(24,836)		—
Balance at March 31, 2020	4,484	$448,404	13,539	$1,353,892	18,023	$1,802,296	$743,731	$236,881	$980,612	$(69,319)	$2,713,589

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767
Comprehensive income							35,125	8,781	43,906	29,306	73,212
Proceeds from issuance of capital stock	5	500	4,614	461,427	4,619	461,927					461,927
Repurchase/redemption of capital stock	(1,331)	(133,115)	(204)	(20,431)	(1,535)	(153,546)					(153,546)
Net reclassification of shares to mandatorily redeemable capital stock	(3,156)	(315,648)	(426)	(42,595)	(3,582)	(358,243)					(358,243)
Net transfer of shares between Class A and Class B	4,122	412,234	(4,122)	(412,234)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.2%):
Cash payment							(64)		(64)		(64)
Stock issued			162	16,223	162	16,223	(16,223)		(16,223)		—
Balance at March 31, 2021	3,762	$376,196	11,642	$1,164,169	15,404	$1,540,365	$812,169	$266,905	$1,079,074	$71,614	$2,691,053

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2021	03/31/2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,906	$11,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(4,487)	8,290
Concessions on consolidated obligations	2,220	6,688
Premiums and discounts on investments, net	4,713	5,312
Premiums, discounts and commitment fees on advances, net	(1,264)	(334)
Premiums, discounts and deferred loan costs on mortgage loans, net	16,696	9,088
Fair value adjustments on hedged assets or liabilities	720	1,240
Premises, software and equipment	823	822
Other	72	26
Provision (reversal) for credit losses on mortgage loans	(14)	(736)
Non-cash interest on mandatorily redeemable capital stock	8	24
Net realized (gains) losses on sale of available-for-sale securities	—	(1,523)
Other adjustments, net	(100)	(20)
Net (gains) losses on trading securities	26,747	(94,389)
Net change in derivatives and hedging activities	160,428	(288,814)
(Increase) decrease in accrued interest receivable	4,782	237
Change in net accrued interest included in derivative assets	(6,129)	7,760
(Increase) decrease in other assets	968	1,885
Increase (decrease) in accrued interest payable	(496)	(29,957)
Change in net accrued interest included in derivative liabilities	(2,340)	(549)
Increase (decrease) in Affordable Housing Program liability	1,755	260
Increase (decrease) in other liabilities	(4,263)	(6,121)
Total adjustments	200,839	(380,811)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	244,745	(368,979)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2021	03/31/2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$299,341	$(582,401)
Net (increase) decrease in securities purchased under resale agreements	900,000	2,050,000
Net (increase) decrease in Federal funds sold	(2,125,000)	(805,000)
Proceeds from sale of trading securities	—	275,186
Proceeds from maturities of and principal repayments on trading securities	4,665	53,774
Purchases of trading securities	(675,000)	(600,000)
Proceeds from sale of available-for-sale securities	—	289,045
Proceeds from maturities of and principal repayments on available-for-sale securities	503,950	44,055
Purchases of available-for-sale securities	(249,922)	(430,610)
Proceeds from maturities of and principal repayments on held-to-maturity securities	181,169	228,033
Advances repaid	134,393,793	43,164,893
Advances originated	(134,365,546)	(44,344,471)
Principal collected on mortgage loans	1,060,598	502,097
Purchases of mortgage loans	(542,022)	(901,214)
Proceeds from sale of foreclosed assets	47	281
Other investing activities	870	813
Purchases of premises, software and equipment	(278)	(329)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(613,335)	(1,055,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	33,284	185,357
Net proceeds from issuance of consolidated obligations:
Discount notes	53,566,824	124,347,336
Bonds	9,331,771	12,649,550
Payments for maturing and retired consolidated obligations:
Discount notes	(54,376,409)	(126,259,921)
Bonds	(12,635,100)	(10,974,650)
Proceeds from financing derivatives	—	3,470
Net interest payments received (paid) for financing derivatives	(7,086)	(2,696)
Proceeds from issuance of capital stock	461,927	254,751
Payments for repurchase/redemption of capital stock	(153,546)	(38,437)
Payments for repurchase of mandatorily redeemable capital stock	(358,290)	(205,359)
Cash dividends paid	(64)	(70)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,136,689)	(40,669)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,505,279)	(1,465,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,570,415	1,917,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,136	$451,670

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2021	03/31/2020
Supplemental disclosures:
Interest paid	$53,406	$261,222
Affordable Housing Program payments	$3,135	$1,064
Net transfers of mortgage loans to other assets	$183	$309

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2021

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

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2020. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 18, 2021 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Reference Rate Reform (Accounting Standards Update (ASU) 2021-01). In January 2021, the Financial Accounting Standards Board (FASB) issued an amendment that refines the scope of Accounting Standards Codification (ASC) 848 and clarifies the guidance issued to facilitate the effects of reference rate reform on financial reporting. The amendment permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities. During the fourth quarter of 2020, FHLBank elected applicable optional expedients specific to discounting transition on a retrospective basis. As a result of electing this expedient, discounting transition did not have a material effect on FHLBank's financial condition, results of operations, or cash flows. This guidance was effective immediately for FHLBank and was applied consistently with the optional expedient guidance under ASU 2020-04, described below.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. See Note 15 - Subsequent Events for additional information related to this transfer. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. FHLBank is in the process of evaluating the guidance and the other optional expedients, and the effect on FHLBank's financial condition, results of operations and cash flows has not yet been determined.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Ratings Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of March 31, 2021, approximately 28 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of March 31, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of March 31, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $60,000 and $5,000, respectively, as of March 31, 2021, and $80,000 and $3,000, respectively, as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2021 and December 31, 2020. The carrying value of securities purchased under agreements excludes accrued interest receivable of $3,000 and $6,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Trading Securities: Trading securities by major security type as of March 31, 2021 and December 31, 2020 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2021	12/31/2020
Non-mortgage-backed securities:
Certificates of deposit	$675,031	$—
U.S. Treasury obligations	1,290,894	1,298,518
GSE debentures	426,878	431,875
Non-mortgage-backed securities	2,392,803	1,730,393
Mortgage-backed securities:
GSE MBS	874,162	892,983
Mortgage-backed securities	874,162	892,983
TOTAL	$3,266,965	$2,623,376

Net gains (losses) on trading securities during the three months ended March 31, 2021 and 2020 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2021	03/31/2020
Net gains (losses) on trading securities held as of March 31, 2021	$(26,747)	$91,805
Net gains (losses) on trading securities sold or matured prior to March 31, 2021	—	2,584
NET GAINS (LOSSES) ON TRADING SECURITIES	$(26,747)	$94,389

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2021 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $22,737,000 as of March 31, 2021.

Table 3.3

	03/31/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,272,761	$4,611	$(25)	$3,277,347
Non-mortgage-backed securities	3,272,761	4,611	(25)	3,277,347
Mortgage-backed securities:
GSE MBS	3,016,516	71,355	(1,511)	3,086,360
Mortgage-backed securities	3,016,516	71,355	(1,511)	3,086,360
TOTAL	$6,289,277	$75,966	$(1,536)	$6,363,707

Available-for-sale securities by major security type as of December 31, 2020 are summarized in Table 3.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $26,977,000 as of December 31, 2020.

Table 3.4

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of March 31, 2021 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$249,854	$(25)	$—	$—	$249,854	$(25)
Non-mortgage-backed securities	249,854	(25)	—	—	249,854	(25)
Mortgage-backed securities:
GSE MBS	—	—	95,853	(1,511)	95,853	(1,511)
Mortgage-backed securities	—	—	95,853	(1,511)	95,853	(1,511)
TOTAL	$249,854	$(25)	$95,853	$(1,511)	$345,707	$(1,536)

Table 3.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2020 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.6

	12/31/2020
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$250,436	$(17)	$—	$—	$250,436	$(17)
Non-mortgage-backed securities	250,436	(17)	—	—	250,436	(17)
Mortgage-backed securities:
GSE MBS	—	—	363,724	(4,442)	363,724	(4,442)
Mortgage-backed securities	—	—	363,724	(4,442)	363,724	(4,442)
TOTAL	$250,436	$(17)	$363,724	$(4,442)	$614,160	$(4,459)

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2021 and December 31, 2020 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,463,607	$1,464,439	$1,767,608	$1,768,588
Due after one year through five years	1,809,154	1,812,908	1,773,803	1,777,737
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,272,761	3,277,347	3,541,411	3,546,325
Mortgage-backed securities	3,016,516	3,086,360	3,154,703	3,194,985
TOTAL	$6,289,277	$6,363,707	$6,696,114	$6,741,310

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 3.8 presents details of the sales for the three months ended March 31, 2020 (in thousands). There were no sales of available-for-sale securities during the three months ended March 31, 2021.

Table 3.8

Three Months Ended
03/31/2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2021 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $867,000 as of March 31, 2021.

Table 3.9

	03/31/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$78,960	$—	$(2,970)	$75,990
Non-mortgage-backed securities	78,960	—	(2,970)	75,990
Mortgage-backed securities:
U.S. obligation MBS	65,469	178	(46)	65,601
GSE MBS	2,422,746	10,639	(3,187)	2,430,198
Mortgage-backed securities	2,488,215	10,817	(3,233)	2,495,799
TOTAL	$2,567,175	$10,817	$(6,203)	$2,571,789

Held-to-maturity securities by major security type as of December 31, 2020 are summarized in Table 3.10 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $930,000 as of December 31, 2020.

Table 3.10

	12/31/2020
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$78,960	$—	$(3,290)	$75,670
Non-mortgage-backed securities	78,960	—	(3,290)	75,670
Mortgage-backed securities:
U.S. obligation MBS	70,814	135	(59)	70,890
GSE MBS	2,597,218	10,208	(3,870)	2,603,556
Mortgage-backed securities	2,668,032	10,343	(3,929)	2,674,446
TOTAL	$2,746,992	$10,343	$(7,219)	$2,750,116

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of March 31, 2021 and December 31, 2020 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	03/31/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	48,960	47,357	48,960	47,280
Due after ten years	30,000	28,633	30,000	28,390
Non-mortgage-backed securities	78,960	75,990	78,960	75,670
Mortgage-backed securities	2,488,215	2,495,799	2,668,032	2,674,446
TOTAL	$2,567,175	$2,571,789	$2,746,992	$2,750,116

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of March 31, 2021 and December 31, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

Although certain available-for-sale securities were in an unrealized loss position, these losses are considered temporary as FHLBank expects to recover the entire amortized cost basis on these available-for-sale investment securities. FHLBank neither intends to sell these securities nor considers it more likely than not that it will be required to sell these securities before its anticipated recovery of each security's remaining amortized cost basis. Further, FHLBank has not experienced any payment defaults on the instruments, and all of these securities carry an implicit or explicit government guarantee.

FHLBank's held-to-maturity securities: (1) were all highly-rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. obligations or GSE debentures, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2021 and December 31, 2020, FHLBank had advances outstanding at interest rates ranging from 0.11 percent to 7.20 percent. Table 4.1 presents advances summarized by redemption term as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $14,046,000 and $15,588,000 as of March 31, 2021 and December 31, 2020, respectively.

Table 4.1

	03/31/2021		12/31/2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,249,076	0.39%	$12,540,970	0.45%
Due after one year through two years	1,765,249	0.99	1,591,133	1.20
Due after two years through three years	1,375,162	1.61	1,268,307	1.73
Due after three years through four years	1,564,619	1.37	1,305,047	1.47
Due after four years through five years	816,388	1.57	1,033,221	1.40
Thereafter	3,177,500	1.84	3,233,763	1.90
Total par value	20,947,994	0.86%	20,972,441	0.92%
Discounts	(20,559)		(18,071)
Hedging adjustments	140,931		272,453
TOTAL	$21,068,366		$21,226,823

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. In October 2020, FHLBank placed a moratorium on the issuance of convertible advances; however, $1,596,200,000 remain outstanding.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of March 31, 2021 and December 31, 2020 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	03/31/2021	12/31/2020	03/31/2021	12/31/2020
Due in one year or less	$13,800,371	$14,271,213	$13,218,626	$13,563,370
Due after one year through two years	1,372,487	1,161,239	2,106,749	1,861,133
Due after two years through three years	1,085,493	981,503	1,516,912	1,489,057
Due after three years through four years	984,915	773,881	1,660,019	1,400,447
Due after four years through five years	767,083	796,495	792,038	1,008,871
Thereafter	2,937,645	2,988,110	1,653,650	1,649,563
TOTAL PAR VALUE	$20,947,994	$20,972,441	$20,947,994	$20,972,441

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment terms for advances as of March 31, 2021 and December 31, 2020 (in thousands):

Table 4.3

Redemption Term	03/31/2021	12/31/2020
Fixed rate:
Due in one year or less	$10,489,576	$9,838,379
Due after one year	6,972,406	6,663,459
Total fixed rate	17,461,982	16,501,838
Variable rate:
Due in one year or less	1,759,500	2,702,591
Due after one year	1,726,512	1,768,012
Total variable rate	3,486,012	4,470,603
TOTAL PAR VALUE	$20,947,994	$20,972,441

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of March 31, 2021 and December 31, 2020, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2021 and December 31, 2020, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three months ended March 31, 2021 and 2020.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of March 31, 2021 and December 31, 2020, and therefore no allowance for credit losses on advances was recorded.

NOTE 5 – MORTGAGE LOANS

Mortgage loans held for portfolio consist of loans obtained through the MPF Program and are either conventional mortgage loans or government-guaranteed or -insured mortgage loans. Under the MPF Program, FHLBank purchases single-family mortgage loans that are originated or acquired by Participating Financial Institutions (PFI). These mortgage loans are credit-enhanced by PFIs or are guaranteed or insured by Federal agencies.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2021 and December 31, 2020 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $40,935,000 and $44,101,000 as of March 31, 2021 and December 31, 2020, respectively.

Table 5.1

	03/31/2021	12/31/2020
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,406,731	$1,419,725
Fixed rate, long-term, single-family mortgages	7,153,375	7,666,912
Total unpaid principal balance	8,560,106	9,086,637
Premiums	118,967	128,231
Discounts	(1,732)	(1,865)
Deferred loan costs, net	110	123
Other deferred fees	(23)	(25)
Hedging adjustments	(5,387)	(2,717)
Total before allowance for credit losses on mortgage loans	8,672,041	9,210,384
Allowance for credit losses on mortgage loans	(4,956)	(5,177)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,667,085	$9,205,207

1    Medium-term defined as a term of 15 years or less at origination.

Table 5.2 presents information as of March 31, 2021 and December 31, 2020 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2021	12/31/2020
Conventional loans	$8,073,627	$8,563,349
Government-guaranteed or -insured loans	486,479	523,288
TOTAL UNPAID PRINCIPAL BALANCE	$8,560,106	$9,086,637

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

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of March 31, 2021 (dollar amounts in thousands):

Table 5.3

	03/31/2021
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2017	2017	2018	2019	2020	2021
Amortized Cost:[1]
Past due 30-59 days delinquent	$24,607	$8,129	$7,877	$17,709	$6,009	$—	$64,331	$12,015	$76,346
Past due 60-89 days delinquent	6,009	2,795	1,482	6,060	1,461	—	17,807	4,957	22,764
Past due 90 days or more delinquent	23,859	11,871	18,052	32,652	5,634	—	92,068	22,770	114,838
Total past due	54,475	22,795	27,411	56,421	13,104	—	174,206	39,742	213,948
Total current loans	2,287,398	584,051	552,163	1,905,897	2,169,241	505,950	8,004,700	453,393	8,458,093
Total mortgage loans	$2,341,873	$606,846	$579,574	$1,962,318	$2,182,345	$505,950	$8,178,906	$493,135	$8,672,041

Other delinquency statistics:
In process of foreclosure[2]							$1,733	$1,106	$2,839
Serious delinquency rate[3]							1.1%	4.6%	1.3%
Past due 90 days or more and still accruing interest							$—	$22,770	$22,770
Loans on non-accrual status[4,5]							$102,771	$—	$102,771

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
4    Loans on non-accrual status include $1,264,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.
5    Includes $66,992,000 of conventional mortgage loans on non-accrual status that did not have an associated allowance for credit losses.

Table 5.4 presents the payment status based on recorded investment as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2020 (dollar amounts in thousands):

Table 5.4

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

Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a model that discounts projected cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior experience. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2021 and 2020.

Table 5.5

	Three Months Ended
Conventional Loans	03/31/2021	03/31/2020
Balance, beginning of the period	$5,177	$985
Adjustment for cumulative effect of accounting change	—	6,123
Net (charge-offs) recoveries	(207)	96
Provision (reversal) for credit losses	(14)	(736)
Balance, end of the period	$4,956	$6,468

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of March 31, 2021 and December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2021 and December 31, 2020 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2021			12/31/2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$17,054,390	$18,578	$173,294	$15,862,207	$18,427	$261,431
Total derivatives designated as hedging relationships	17,054,390	18,578	173,294	15,862,207	18,427	261,431
Derivatives not designated as hedging instruments:
Interest rate swaps	2,472,926	528	47,453	2,476,659	107	68,210
Interest rate caps/floors	602,500	301	—	602,500	141	—
Mortgage delivery commitments	191,878	42	996	133,456	654	4
Total derivatives not designated as hedging instruments	3,267,304	871	48,449	3,212,615	902	68,214
TOTAL	$20,321,694	19,449	221,743	$19,074,822	19,329	329,645
Netting adjustments and cash collateral[1]		138,503	(218,737)		129,539	(325,241)
DERIVATIVE ASSETS AND LIABILITIES		$157,952	$3,006		$148,868	$4,404

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $357,240,000 and $455,080,000 as of March 31, 2021 and December 31, 2020, respectively. Cash collateral received was $0 and $300,000 as of March 31, 2021 and December 31, 2020, respectively.
FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended March 31, 2021 and 2020, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$35,443	$11,477	$1,998	$46,515
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$116,674	$124,675	$13	$(21,293)
Hedged items[2]	(131,314)	(148,040)	(4)	28,620
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(14,640)	$(23,365)	$9	$7,327

	Three Months Ended
	03/31/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$130,887	$24,294	$92,951	$150,742
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(260,132)	$(360,283)	$18,523	$45,446
Hedged items[2]	256,842	344,143	(15,690)	(39,825)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(3,290)	$(16,140)	$2,833	$5,621

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2021 and December 31, 2020 (in thousands):

Table 6.3

03/31/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,001,677	$127,575	$13,356	$140,931
Available-for-sale securities	6,289,277	172,023	—	172,023
Consolidated obligation discount notes	(174,957)	28	—	28
Consolidated obligation bonds	(4,970,261)	(6,034)	—	(6,034)

12/31/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,895,962	$261,304	$11,149	$272,453
Available-for-sale securities	6,696,114	320,063	—	320,063
Consolidated discount notes	(174,855)	33	—	33
Consolidated obligation bonds	(3,791,848)	(34,654)	—	(34,654)

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in accumulated other comprehensive income (AOCI) is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2021	03/31/2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$34,451	$(111,715)
Interest rate caps/floors	160	145
Net interest settlements	(12,841)	(5,154)
Mortgage delivery commitments	(4,189)	(5,528)
NET GAINS (LOSSES) ON DERIVATIVES	$17,581	$(122,252)

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. There was no credit risk applicable to a single counterparty as of March 31, 2021. The maximum credit risk applicable to a single counterparty was $247,000 as of December 31, 2020.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2021 and December 31, 2020.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 7.1 details the types of deposits held by FHLBank as of March 31, 2021 and December 31, 2020 (in thousands):

Table 7.1

	03/31/2021	12/31/2020
Interest-bearing:
Demand	$319,073	$308,604
Overnight	692,700	660,400
Term	2,750	2,750
Total interest-bearing	1,014,523	971,754
Non-interest-bearing:
Other	248,422	257,607
Total non-interest-bearing	248,422	257,607
TOTAL DEPOSITS	$1,262,945	$1,229,361

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

Table 8.1

	03/31/2021		12/31/2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$23,759,950	0.26%	$27,921,650	0.31%
Due after one year through two years	1,406,700	1.62	1,267,800	1.45
Due after two years through three years	948,900	1.52	1,216,600	1.91
Due after three years through four years	992,200	1.44	831,700	1.58
Due after four years through five years	1,575,000	0.77	836,100	1.22
Thereafter	5,607,550	1.53	5,518,800	1.60
Total par value	34,290,300	0.62%	37,592,650	0.63%
Premiums	34,198		38,219
Discounts	(3,111)		(3,303)
Concession fees	(13,414)		(14,143)
Hedging adjustments	6,034		34,654
TOTAL	$34,314,007		$37,648,077

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2021 and December 31, 2020 includes callable bonds totaling $7,894,000,000 and $6,878,000,000, respectively. FHLBank uses the unswapped callable bonds for financing its callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). Contemporaneous with a portion of its fixed rate callable bond issuances, FHLBank also enters into interest rate swap agreements (in which FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in the callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows FHLBank to obtain attractively priced variable rate financing. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2021 and December 31, 2020 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	03/31/2021	12/31/2020
Due in one year or less	$31,153,950	$34,299,650
Due after one year through two years	1,263,700	1,142,800
Due after two years through three years	656,400	815,100
Due after three years through four years	460,200	399,700
Due after four years through five years	299,000	391,100
Thereafter	457,050	544,300
TOTAL PAR VALUE	$34,290,300	$37,592,650

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2021 and December 31, 2020 (in thousands):

Table 8.3

	03/31/2021	12/31/2020
Simple variable rate	$19,375,000	$23,752,000
Fixed rate	14,495,300	13,840,650
Step	420,000	—
TOTAL PAR VALUE	$34,290,300	$37,592,650

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2021	$10,072,689	$10,073,500	0.05%

December 31, 2020	$10,882,417	$10,883,608	0.08%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020 (in thousands):

Table 9.1

03/31/2021
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$15,209	$(10,288)	$4,921	$(42)	$4,879
Cleared derivatives	4,240	148,791	153,031	—	153,031
Total derivative assets	19,449	138,503	157,952	(42)	157,910
Securities purchased under agreements to resell	1,700,000	—	1,700,000	(1,700,000)	—
TOTAL	$1,719,449	$138,503	$1,857,952	$(1,700,042)	$157,910

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2021 and December 31, 2020 (in thousands):

Table 9.3

03/31/2021
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$221,472	$(218,466)	$3,006	$(996)	$2,010
Cleared derivatives	271	(271)	—	—	—
Total derivative liabilities	221,743	(218,737)	3,006	(996)	2,010
TOTAL	$221,743	$(218,737)	$3,006	$(996)	$2,010

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands):

Table 10.1

	03/31/2021		12/31/2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$349,751	$2,243,877	$192,927	$2,213,868
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.0%
Total regulatory capital	$1,940,017	$2,621,024	$2,103,668	$2,627,083
Leverage capital ratio	5.0%	7.7%	5.0%	7.1%
Leverage capital	$2,425,021	$3,742,963	$2,629,586	$3,734,017

Capital Stock: FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with FHLBank including, but not limited to, access to FHLBank’s credit products and selling Acquired Member Assets (AMA) to FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3.0 percent of the principal amount of AMA outstanding for the member, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, less the member’s Asset-based Stock Purchase Requirement. As of December 31, 2020, there was no Activity-based Stock Purchase Requirement for letters of credit. However, the Letter of Credit Activity-based Stock Purchase Requirement increased to 0.25 percent from the previous requirement of zero percent, effective January 22, 2021. The change in the Activity-based Stock Purchase Requirements did not change for former members with outstanding business transactions.

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2021 and 2020 (in thousands):

Table 10.2

	Three Months Ended
	03/31/2021	03/31/2020
Balance, beginning of period	$1,624	$2,415
Capital stock subject to mandatory redemption reclassified from equity during the period	358,243	305,957
Capital stock redemption cancellations reclassified to equity during the period	—	(100,647)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(358,290)	(205,359)
Stock dividend classified as mandatorily redeemable capital stock during the period	8	24
Balance, end of period	$1,585	$2,390

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2021, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended March 31, 2021 and 2020 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(92,608)		(92,608)
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[1]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[2]		26	26
Net current period other comprehensive income (loss)	(94,131)	26	(94,105)
Balance at March 31, 2020	$(67,343)	$(1,976)	$(69,319)

Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	29,234		29,234
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		72	72
Net current period other comprehensive income (loss)	29,234	72	29,306
Balance at March 31, 2021	$74,430	$(2,816)	$71,614

1    Recorded in “Net gains (losses) on sale of available-for-sale securities” non-interest income on the Statements of Income. Amount represents a credit (increase to other income (loss)).
2    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2021 and December 31, 2020. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2021 and 2020.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2021 and December 31, 2020. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2021 and December 31, 2020 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	03/31/2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$65,136	$65,136	$65,136	$—	$—	$—
Interest-bearing deposits	558,784	558,784	—	558,784	—	—
Securities purchased under agreements to resell	1,700,000	1,700,000	—	1,700,000	—	—
Federal funds sold	3,905,000	3,905,000	—	3,905,000	—	—
Trading securities	3,266,965	3,266,965	—	3,266,965	—	—
Available-for-sale securities	6,363,707	6,363,707	—	6,363,707	—	—
Held-to-maturity securities	2,567,175	2,571,789	—	2,495,799	75,990	—
Advances	21,068,366	21,179,090	—	21,179,090	—	—
Mortgage loans held for portfolio, net of allowance	8,667,085	8,806,362	—	8,792,449	13,913	—
Accrued interest receivable	93,123	93,123	—	93,123	—	—
Derivative assets	157,952	157,952	—	19,449	—	138,503
Liabilities:
Deposits	1,262,945	1,262,945	—	1,262,945	—	—
Consolidated obligation discount notes	10,072,689	10,072,023	—	10,072,023	—	—
Consolidated obligation bonds	34,314,007	34,264,800	—	34,264,800	—	—
Mandatorily redeemable capital stock	1,585	1,585	1,585	—	—	—
Accrued interest payable	45,254	45,254	—	45,254	—	—
Derivative liabilities	3,006	3,006	—	221,743	—	(218,737)
Other Asset (Liability):
Industrial revenue bonds	35,000	36,534	—	36,534	—	—
Financing obligation payable	(35,000)	(36,534)	—	(36,534)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2021 and December 31, 2020 (in thousands).

Table 12.3

	03/31/2021
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$675,031	$—	$675,031	$—	$—
U.S. Treasury obligations	1,290,894	—	1,290,894	—	—
GSE debentures	426,878	—	426,878	—	—
GSE MBS	874,162	—	874,162	—	—
Total trading securities	3,266,965	—	3,266,965	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,277,347	—	3,277,347	—	—
GSE MBS	3,086,360	—	3,086,360	—	—
Total available-for-sale securities	6,363,707	—	6,363,707	—	—
Derivative assets:
Interest-rate related	157,910	—	19,407	—	138,503
Mortgage delivery commitments	42	—	42	—	—
Total derivative assets	157,952	—	19,449	—	138,503
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$9,788,624	$—	$9,650,121	$—	$138,503

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$2,010	$—	$220,747	$—	$(218,737)
Mortgage delivery commitments	996	—	996	—	—
Total derivative liabilities	3,006	—	221,743	—	(218,737)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$3,006	$—	$221,743	$—	$(218,737)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$13,951	$—	$—	$13,951	$—
Real estate owned	215	—	—	215	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$14,166	$—	$—	$14,166	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the three months ended March 31, 2021 and still outstanding as of March 31, 2021.

Table 12.4

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $652,020,742,000 and $698,296,045,000 as of March 31, 2021 and December 31, 2020, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of March 31, 2021, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2021 and December 31, 2020, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	03/31/2021			12/31/2020
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,202,777	$692	$5,203,469	$5,436,165	$4,251	$5,440,416
Advance commitments outstanding	18,632	16,901	35,533	19,693	21,001	40,694
Principal commitments for standby bond purchase agreements	304,055	434,415	738,470	380,615	317,710	698,325
Commitments to fund or purchase mortgage loans	191,878	—	191,878	133,456	—	133,456
Commitments to issue consolidated bonds, at par	215,000	—	215,000	4,000	—	4,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,328,000 and $1,554,000 as of March 31, 2021 and December 31, 2020, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2024, though some are renewable at the option of FHLBank. As of March 31, 2021 and December 31, 2020, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the three months ended March 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(954,000) and $650,000 as of March 31, 2021 and December 31, 2020, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2021 and December 31, 2020 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

03/31/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.1%	$355,456	30.5%	$355,956	23.1%
TOTAL		$500	0.1%	$355,456	30.5%	$355,956	23.1%

Table 14.2

12/31/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$825	0.2%	$339,524	29.2%	$340,349	21.6%
TOTAL		$825	0.2%	$339,524	29.2%	$340,349	21.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2021 and December 31, 2020 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	03/31/2021		12/31/2020		03/31/2021		12/31/2020
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$7,800,000	37.2%	$7,460,000	35.6%	$599	—%	$713	0.1%
TOTAL	$7,800,000	37.2%	$7,460,000	35.6%	$599	—%	$713	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2021 and 2020.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of March 31, 2021 and December 31, 2020 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	03/31/2021		12/31/2020
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$155,063	0.7%	$161,021	0.8%

Deposits	$33,172	2.6%	$25,459	2.1%

Class A Common Stock	$8,624	2.3%	$10,298	2.5%
Class B Common Stock	19,236	1.7	21,200	1.8
TOTAL CAPITAL STOCK	$27,860	1.8%	$31,498	2.0%

Table 14.5 presents mortgage loans acquired during the three months ended March 31, 2021 and 2020 for members that had an officer or director serving on FHLBank’s board of directors in 2021 or 2020 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended
	03/31/2021		03/31/2020
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$8,083	1.5%	$46,109	5.2%

NOTE 15 – SUBSEQUENT EVENTS

During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting the provision, FHLBank transferred held-to-maturity securities with an amortized cost of $2,019,635,000 to available-for-sale and recorded unrealized gains of $4,059,000 in other comprehensive income.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I, Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2020, which includes audited financial statements and related notes for the year ended December 31, 2020. Our MD&A includes the following sections:
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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500,000. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, AMA and letters of credit, at levels determined by management with the board of director’s approval and within the ranges stipulated in our Capital Plan. Our Advances Activity-based Stock Purchase Requirement is 4.5 percent of the outstanding principal balance of advances. The AMA Activity-based Stock Purchase Requirement is three percent of the outstanding principal balance of AMA originated by or through that member and acquired by FHLBank, which became effective August 5, 2020. The purchase requirement had been suspended for current members since July 2013. Former members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. Effective January 22, 2021, the Letter of Credit Activity-based Stock Purchase Requirement became effective at one quarter of one percent. The change in the Activity-based Stock Purchase Requirements did not change for former members with outstanding business transactions. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings, AMA balances, or letters of credit activity. For additional discussion of these changes to capital requirements, see "Liquidity and Capital Resources – Capital" under this Item 2.

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

We continue to conduct business without operational difficulties or disruptions despite the ongoing COVID-19 pandemic. Most of our employees have been working remotely since March 2020. We began bringing employees back to the office voluntarily and in phases beginning in March 2021 as local infection rates began to decline and vaccinations became readily accessible.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2021	12/31/2020	09/30/2020	06/30/2020	03/31/2020
Statement of Condition (as of period end):
Total assets	$48,500,428	$52,591,712	$53,011,374	$53,533,936	$63,189,513
Investments[1]	18,361,631	17,251,975	19,917,184	20,633,427	19,597,238
Advances	21,068,366	21,226,823	22,616,252	21,528,991	31,678,083
Mortgage loans, net[2]	8,667,085	9,205,207	10,093,466	10,945,717	11,018,168
Total liabilities	45,809,375	49,923,945	50,411,438	51,178,998	60,475,924
Deposits	1,262,945	1,229,361	1,016,316	988,292	975,397
Consolidated obligation discount notes, net[3]	10,072,689	10,882,417	11,936,214	13,560,839	25,563,980
Consolidated obligation bonds, net[3]	34,314,007	37,648,077	37,294,169	36,445,676	33,730,055
Total consolidated obligations, net[3]	44,386,696	48,530,494	49,230,383	50,006,515	59,294,035
Mandatorily redeemable capital stock	1,585	1,624	1,914	2,308	2,390
Total capital	2,691,053	2,667,767	2,599,936	2,354,938	2,713,589
Capital stock	1,540,365	1,574,004	1,580,741	1,392,003	1,802,296
Total retained earnings	1,079,074	1,051,455	1,022,566	996,629	980,612
AOCI	71,614	42,308	(3,371)	(33,694)	(69,319)
Statement of Income (for the quarterly period ended):
Net interest income	73,369	74,461	64,788	56,677	55,086
Provision (reversal) for credit losses on mortgage loans	(14)	(1,433)	116	1,337	(736)
Other income (loss)	(5,892)	(5,033)	(1,634)	(10,252)	(23,229)
Other expenses	18,705	19,758	18,610	22,596	19,443
Income before assessments	48,786	51,103	44,428	22,492	13,150
Affordable Housing Program (AHP) assessments	4,880	5,111	4,444	2,250	1,318
Net income	43,906	45,992	39,984	20,242	11,832
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	64	66	66	71	70
Dividends paid in stock[4]	16,223	17,037	13,981	14,697	24,836
Weighted average dividend rate[5]	4.15%	4.09%	3.69%	3.69%	5.94%
Dividend payout ratio[6]	37.10%	37.19%	35.13%	72.95%	210.50%
Return on average equity	6.55%	6.75%	6.34%	3.20%	1.75%
Return on average assets	0.35%	0.34%	0.29%	0.14%	0.08%
Average equity to average assets	5.32%	5.01%	4.60%	4.37%	4.44%
Net interest margin[7]	0.59%	0.55%	0.47%	0.39%	0.36%
Total capital ratio[8]	5.55%	5.07%	4.90%	4.40%	4.29%
Regulatory capital ratio[9]	5.40%	5.00%	4.91%	4.47%	4.41%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2    The allowance for credit losses on mortgage loans was $4,956,000, $5,177,000, $7,926,000, $7,790,000 and $6,468,000 as of March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
3    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.
4    Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $9,000, $9,000, $12,000, $14,000 and $24,000 for the quarters ended March 31, 2021, December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020, respectively.
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
9    Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

Net income increased $32.1 million, or 271.1 percent, to $43.9 million for the three months ended March 31, 2021 compared to $11.8 million for the three months ended March 31, 2020. This increase was primarily a result of a net increase of $18.7 million related to fair value fluctuations on economic derivatives (i.e., derivatives not qualifying for hedge accounting) and trading securities and an increase in net interest income of $18.3 million.

Net interest income increased $18.3 million for the quarter, from $55.1 million for the three months ended March 31, 2020 to $73.4 million for the three months ended March 31, 2021. Net interest income was reduced by the decline in the average balance and average rate across most asset categories, most notably advances and mortgage loans, the change in net interest settlements on fair value hedges, and increased premium amortization on mortgage-related assets due to elevated prepayments, but the reduction was more than offset by the significant decrease in our cost of debt. The decrease in market interest rates allowed us to replace approximately $14 billion of callable debt between periods at a lower cost, which has reduced overall funding costs for current and future periods.
Total assets decreased between periods, from $52.6 billion at December 31, 2020 to $48.5 billion at March 31, 2021 driven by the decrease in the short-term liquidity portfolio between those periods, which was elevated at December 31, 2020 in anticipation of potential year-end financial disruptions. Mortgage loans decreased by $0.5 billion from December 31, 2020 to March 31, 2021, representing 17.9 percent of total assets as of March 31, 2021, compared to 17.5 percent as of December 31, 2020. The average balance of mortgage loans decreased $1.9 billion, or 17.9 percent, for the quarter ended March 31, 2021 compared to the prior year period. Advances remained relatively flat from December 31, 2020 to March 31, 2021, decreasing slightly to $21.1 billion. The average balance of advances declined $5.5 billion, or 18.9 percent, for the quarter ended March 31, 2021 compared to March 31, 2020. Advance demand by members dropped significantly in the second quarter of 2020 and remained at that lower level through the first quarter of 2021, as many members have experienced significant deposit inflows and excess liquidity as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities in response to the COVID-19 pandemic.
Total liabilities decreased $4.1 billion from December 31, 2020 to March 31, 2021 which corresponded with the decline in assets. The decrease in market interest rates allowed us to replace approximately $14 billion of callable debt between periods at a lower cost, which has reduced overall funding costs for current and future periods. Notably, the repricing of the liabilities funding our short-term assets combined with the overall reduction in funding costs resulted in a 23 basis point increase in net interest margin and a 28 basis point increase in net interest spread for the quarter ended March 31, 2021 compared to the prior year period. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 2.

Total capital increased $23.3 million, or 0.9 percent, from December 31, 2020 to March 31, 2021 due to unrealized gains on available-for-sale securities and net income in excess of dividends paid, partially offset by a decrease in excess capital stock.

Return on average equity (ROE) increased to 6.55 percent for the quarter ended March 31, 2021 compared to 1.75 percent for the prior year period due to the increase in net income for the current quarter, especially relative to the pandemic-related market volatility in the prior year period. Dividends paid to members totaled $16.3 million for the three months ended March 31, 2021 compared to $24.9 million for the same period in the prior year. From March 31, 2020 to March 31, 2021, the dividend rate for Class B Common Stock decreased from 7.25 percent to 5.25 percent, and the dividend rate for Class A Common Stock decreased from 2.25 to 0.25 percent. The weighted average dividend rate for the three months ended March 31, 2021 was 4.15 percent which represented a dividend payout ratio of 37.1 percent compared to a weighted average dividend rate of 5.94 percent and a payout ratio of 210.5 percent for the three months ended March 31, 2020. The inflated payout ratio for the three months ended March 31, 2020 was a result of the steep decline in net income from the aforementioned pandemic-related market volatility for that period. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from Federal Open Market Committee of the Federal Reserve (FOMC) rate cuts in March 2020 to stimulate the U.S. economy.

Differences in the weighted average dividend rates between periods are due to the change in dividend rates and, to a lesser extent, the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods. Factors impacting the outstanding stock class mix during the first quarter of 2021 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be at or near current levels for the remainder of 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy.

FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission achievement guidance. We intend to manage our balance sheet with an emphasis toward maintaining a primary mission asset ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less utilizing par balances (primary mission asset ratio) was 76 percent for the three months ended March 31, 2021. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that our primary mission asset ratio will decline from our current level.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2021	03/31/2020	03/31/2021	12/31/2020	03/31/2020
Market Instrument	Three-month	Three-month	Ending	Ending	Ending
	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.04%	1.23%	0.01%	0.07%	0.01%
Federal funds effective rate[1]	0.08	1.23	0.06	0.09	0.08
Federal Reserve interest rate on excess reserves[1]	0.10	1.24	0.10	0.10	0.10
3-month U.S. Treasury bill[1]	0.04	1.11	0.02	0.07	0.09
3-month LIBOR[1]	0.20	1.53	0.19	0.24	1.45
2-year U.S. Treasury note[1]	0.13	1.10	0.16	0.12	0.25
5-year U.S. Treasury note[1]	0.61	1.16	0.94	0.36	0.38
10-year U.S. Treasury note[1]	1.32	1.38	1.74	0.92	0.67
30-year residential mortgage note rate[1,2]	3.10	3.73	3.33	2.90	3.47

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the first quarter of 2021, interest rates remained at low levels but began increasing for maturities of two years and longer relative to the prevailing yields at the end of 2020, which provided an indicator of optimism in the financial markets, likely attributed to continued economic recovery related to business resumption and the passing of The American Rescue Plan Act of 2021. Mortgage rates hit historical lows in February 2021, prompting faster mortgage prepayments and increased mortgage demand. Mortgage rates began to increase in March 2021 and are expected to remain at or near current levels for the remainder of 2021, which is expected to result in slower prepayment speeds for the remainder of 2021. Financial institutions continued to experience high levels of liquidity in the first quarter of 2021 resulting from another wave of economic stimulus payments and the continuation of the actions taken by the Federal Reserve Bank in response to the COVID-19 pandemic. Pent-up consumer demand resulting from the pandemic is expected to accelerate economic recovery during the last half of 2021, as vaccination rates are anticipated to be high enough to lift COVID-related restrictions and give citizens the ability to resume pre-pandemic activities. Some businesses are projected to bring their workforce back onsite by early summer of 2021.

Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations remained relatively narrow during the first quarter of 2021, resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to ample liquidity available to FHLBank members. At the April 2021 meeting, the FOMC maintained the Federal funds rate at a range between 0 percent and 0.25 percent and said it would be appropriate to maintain its quantitative easing (QE), repo and overnight lending programs to keep credit available until labor market conditions have reached the FOMC's assessment of maximum employment and inflation has risen to and exceeds two percent for some time. The FOMC stated its intent to continue its purchases of U.S. Treasuries and Agency MBS as part of its QE. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and dire economic outlooks for the next several years have driven Treasury and other benchmark rates to or near historic lows. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world. The global economy appears to be beginning to emerge from the economic downturn, but recovery is threatened by a resurgence of infectious cases and the emergence of more contagious variants of the virus. The pace of global economic recovery is dependent upon the course of the virus and measures taken to control its spread, vaccination rates, the impact of policy support, and other structural economic factors. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Although we believe it is a declining risk, volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for 2021 is uncertain, and it is likely that the FOMC will keep interest rates low or use other programs if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the Financial Conduct Authority (FCA) announced that it planned to phase out the regulatory oversight of LIBOR interest rate indices by 2021. However, the FCA recently announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. This extends transition for existing instruments, many of which have inadequate fallback language, but is not intended to prolong transition for new LIBOR issuance. As of March 31, 2021, all of our exposure to LIBOR was in the 1-month, 3-month, and 6-month tenors. The Alternative Reference Rates Committee (ARRC) in the United States has proposed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to US Dollar (USD) LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The SOFR derivatives market is established and usage of SOFR by market participants continues to increase. The majority of non-Treasury floating rate debt issuance in 2020 was indexed to SOFR but market demand persists for a credit-sensitive rate to replace LIBOR so other indices could emerge as potential alternatives. As noted throughout this quarterly report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to USD LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Other factors impacting FHLBank consolidated obligations:
We believe investors continue to view FHLBank consolidated obligations as carrying a relatively strong credit profile. Historically, our strong credit profile has resulted in steady investor demand for FHLBank consolidated obligations. We believe several market events continue to have the potential to impact the demand for our consolidated obligations including the economic impact of the COVID-19 pandemic, geopolitical events and/or disruptions; potential policy or regulatory changes; changes in interest rates and the shape of the yield curve as the FOMC contemplates changes to monetary policy; and the replacement of LIBOR with another index as previously discussed.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2021.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	2021 vs. 2020
	Dollar Change	Percentage Change
Total interest income	$(178,425)	(59.3)%
Total interest expense	(196,708)	(80.1)
Net interest income	18,283	33.2
Provision (reversal) for credit losses on mortgage loans	722	98.1
Net interest income after mortgage loan loss provision	17,561	31.5
Net gains (losses) on trading securities	(121,136)	(128.3)
Net gains (losses) on derivatives	139,833	114.4
Other non-interest income	(1,360)	(29.3)
Total other income (loss)	17,337	74.6
Operating expenses	(570)	(3.8)
Other non-interest expenses	(168)	(3.9)
Total other expenses	(738)	(3.8)
AHP assessments	3,562	270.3
NET INCOME	$32,074	271.1%

Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended
	03/31/2021		03/31/2020
	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$33,078	27.1%	$84,334	28.1%
Advances	35,443	29.0	130,887	43.5
Mortgage loans held for portfolio	53,478	43.7	85,106	28.3
Other	257	0.2	354	0.1
TOTAL INTEREST INCOME	$122,256	100.0%	$300,681	100.0%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income increased $32.1 million, or 271.1 percent, to $43.9 million for the three months ended March 31, 2021 compared to $11.8 million for the three months ended March 31, 2020. This increase was primarily a result of a net increase of $18.7 million related to fair value fluctuations on economic derivatives (i.e., derivatives not qualifying for hedge accounting) and trading securities and an increase in net interest income of $18.3 million, as discussed in greater detail below. The positive net impact of fair value fluctuations on economic derivatives and trading activities on net income was relative to the large net losses on economic derivatives and trading securities that occurred during the first quarter of 2020 due to the market disruption caused by the COVID-19 pandemic. For detailed discussion relating to the fluctuations in net gains (losses) on derivatives and net gains (losses) on trading securities, see "Net Gains (Losses) on Derivatives" and "Net Gains (Losses) On Trading Securities" under this Item 2.

Net Interest Income: Net interest income increased $18.3 million for the quarter, from $55.1 million for the three months ended March 31, 2020 to $73.4 million for the three months ended March 31, 2021. Net interest income was reduced by the decline in the average balance and average rate across most asset categories, most notably advances and mortgage loans, the increase in net interest settlements paid on fair value hedges, and increased premium amortization on mortgage-related assets due to elevated prepayments. However, the reduction was more than offset by the significant decrease in our cost of debt. Prepayment fees on advances also increased moderately between periods. Notably, for the current quarter, the repricing of the liabilities funding our short-term assets combined with the overall reduction in funding costs resulted in a 23 basis point increase in net interest margin and a 28 basis point increase in net interest spread for the quarter ended March 31, 2021 compared to the prior year period. The decrease in market interest rates and the tightening of consolidated obligation bond spreads to Treasury rates from March 2020 to March 2021 allowed us to replace approximately $14 billion of callable debt between periods at a lower cost, which has reduced overall funding costs for current and future periods. Our cost of debt also decreased between periods due to a decline in the cost of discount notes and floating rate debt, combined with less accelerated concession amortization on called debt in the current period compared to the prior period. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the COVID-19 pandemic-related market volatility resulted in declines across the interest rate curve in March 2020 that have generally persisted through the first quarter of 2021, although interest rates closed slightly higher at the end of March 2021 than at the end of 2020. Advance demand by members remains diminished by abundant liquidity among members as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities. The decline in average long-term interest rates resulted in an increase in mortgage loan prepayments, which reduces net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates. The decline in short-term interest rates also impacted net interest income in the form of increased net interest settlement expense on advances and available-for-sale securities compared to the prior year period. However, in addition to the aforementioned replacement of callable debt, management has actively managed our funding composition in response to market conditions, as the stability of the interest rate environment enabled us to reduce our allocation of funding in discount notes by increasing our issuance of floating rate term debt, which more closely matches asset composition and reprices to market interest rates more quickly than discount notes.

Average Balances and Yields: The average balance of interest-earning assets decreased $10.4 billion, or 17.0 percent, for the three months ended March 31, 2021 compared to the same period in the prior year. Average advance balances decreased by $5.5 billion, or 18.9 percent, which reflects the reduced demand for advances resulting from deposit inflows from stimulus payments and other Federal relief available to our members, as mentioned previously. The average balance of mortgage loans decreased by $1.9 billion, or 17.9 percent, as prepayments outpaced acquisitions. The average balance of investments declined $2.9 billion due to a decrease in short- and long-term investments, primarily high-quality liquid asset (HQLA) investments and MBS. For further discussion of investments, advances and mortgage loans, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the three months ended March 31, 2021 was 0.98 percent compared to 1.98 percent for the three months ended March 31, 2020. The average cost of interest-bearing liabilities for the three months ended March 31, 2021 was 0.42 percent, compared to 1.70 percent for the three months ended March 31, 2020. Despite the 100 basis point decrease in average asset yields for the current quarter, the 128 basis point decline in the average funding cost resulted in an improvement in net interest spread and net interest margin of 28 basis points and 23 basis points, respectively. The repricing of relatively high-cost liabilities issued prior to the March 2020 FOMC cuts to the Federal funds rate that funded our short-term assets provided the greatest contribution to the improvement in net interest spread and net interest margin for the current quarter compared to the prior year period, combined with the overall decrease in funding cost as discussed previously and less concession amortization in the first quarter of 2021 compared to the prior year period. The majority of the decline in the average balance of advances was in line of credit advances which are typically low-spread products, so the impact of the decline in the average balance on net interest margin was minimal. Mortgage loans and MBS are typically the highest net spread assets on our balance sheet, so a decline in the average balance combined with spread compression from accelerated premium amortization from prepayments has the potential to impact net interest margin, but the decrease in the cost of debt has more than offset the impact of those factors. Prepayments are expected to slow in 2021, so this spread is expected to widen.

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives (see Tables 9 and 10 under this Item 2) instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 5 and 6 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 5

	Three Months Ended 03/31/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,307	$3,876	$—	$1	$10	$6,194
Net amortization/accretion of hedging activities	(634)	—	(86)	—	—	(720)
Net interest received (paid)	(16,313)	(27,241)	—	8	7,317	(36,229)
TOTAL	$(14,640)	$(23,365)	$(86)	$9	$7,327	$(30,755)

Table 6

	Three Months Ended 03/31/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,915)	$(5,780)	$—	$(5)	$2	$(7,698)
Net amortization/accretion of hedging activities	(258)	—	(982)	—	—	(1,240)
Net interest received (paid)	(1,117)	(10,360)	—	2,838	5,619	(3,020)
TOTAL	$(3,290)	$(16,140)	$(982)	$2,833	$5,621	$(11,958)

Table 7 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 7

	Three Months Ended
	03/31/2021			03/31/2020
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,082,671	$269	0.10%	$1,451,820	$4,705	1.30%
Securities purchased under agreements to resell	2,294,456	489	0.09	4,105,066	14,590	1.43
Federal funds sold	2,742,911	520	0.08	1,559,099	3,488	0.90
Investment securities[1]	12,132,519	31,800	1.06	14,069,587	61,551	1.76
Advances[1,2]	23,459,275	35,443	0.61	28,933,750	130,887	1.82
Mortgage loans[3,4]	8,904,264	53,478	2.44	10,846,508	85,106	3.16
Other interest-earning assets	39,985	257	2.60	54,294	354	2.62
Total earning assets	50,656,081	122,256	0.98	61,020,124	300,681	1.98
Other non-interest-earning assets	403,464			424,029
Total assets	$51,059,545			$61,444,153

Interest-bearing liabilities:
Deposits	$1,112,236	108	0.04	$658,239	1,554	0.95
Consolidated obligations[1]:
Discount Notes	10,680,579	1,998	0.08	25,100,421	92,951	1.49
Bonds	35,824,080	46,515	0.53	32,362,842	150,742	1.87
Other borrowings	43,804	266	2.46	60,181	348	2.33
Total interest-bearing liabilities	47,660,699	48,887	0.42	58,181,683	245,595	1.70
Capital and other non-interest-bearing funds	3,398,846			3,262,470
Total funding	$51,059,545			$61,444,153

Net interest income and net interest spread[5]		$73,369	0.56%		$55,086	0.28%

Net interest margin[6]			0.59%			0.36%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.7 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively.
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

Table 8

	Three Months Ended
	03/31/2021 vs. 03/31/2020
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(958)	$(3,478)	$(4,436)
Securities purchased under agreements to resell	(4,503)	(9,598)	(14,101)
Federal funds sold	1,549	(4,517)	(2,968)
Investment securities	(7,606)	(22,145)	(29,751)
Advances	(21,116)	(74,328)	(95,444)
Mortgage loans	(13,692)	(17,936)	(31,628)
Other assets	(92)	(5)	(97)
Total interest-earning assets	(46,418)	(132,007)	(178,425)
Interest Expense[3]:
Deposits	642	(2,088)	(1,446)
Consolidated obligations:
Discount notes	(34,287)	(56,666)	(90,953)
Bonds	14,621	(118,848)	(104,227)
Other borrowings	(98)	16	(82)
Total interest-bearing liabilities	(19,122)	(177,586)	(196,708)
Change in net interest income	$(27,296)	$45,579	$18,283

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

Net Gains (Losses) on Derivatives: The volatility in other income (loss) is driven predominantly by net gains (losses) on economic derivatives, which generally include interest rate swaps, caps and floors. Net gains (losses) from derivatives are sensitive to several factors, including: (1) the general level of interest rates; (2) the shape of the term structure of interest rates; and (3) implied volatilities of interest rates. The fair value of options, particularly interest rate caps and floors, are also impacted by the time value decay that occurs as the options approach maturity, but this factor represents the normal amortization of the cost of these options and flows through income irrespective of any changes in the other factors impacting the fair value of the options (level of rates, shape of curve, and implied volatility).

As reflected in Tables 9 and 10, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. We generally record net unrealized gains on derivatives when the overall level of interest rates rises over the period and record net unrealized losses when the overall level of interest rates falls over the period. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but are also impacted by swap spreads in relationship to the relevant index rate. Tables 9 and 10 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 9

	Three Months Ended 03/31/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,302	$32,309	$—	$34,611
Mortgage delivery commitments	—	—	(4,189)	(4,189)
Economic hedges – net interest received (paid)	(202)	(12,639)	—	(12,841)
Net gains (losses) on derivatives	2,100	19,670	(4,189)	17,581
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(26,794)	—	(26,794)
TOTAL	$2,100	$(7,124)	$(4,189)	$(9,213)

Table 10

	Three Months Ended 03/31/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,872)	$(108,050)	$—	$352	$(111,570)
Mortgage delivery commitments	—	—	(5,528)	—	(5,528)
Economic hedges – net interest received (paid)	(17)	(5,267)	—	130	(5,154)
Net gains (losses) on derivatives	(3,889)	(113,317)	(5,528)	482	(122,252)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	94,467	—	—	94,467
TOTAL	$(3,889)	$(18,850)	$(5,528)	$482	$(27,785)

For the three months ended March 31, 2021, net gains and losses on derivatives resulted in an increase in net income of $17.6 million compared to a decrease of $122.3 million for the prior year period. The improvement for the current year period is related to the fair value recovery resulting from the normalization of spreads between investments and their associated swaps from the widening that occurred in the first quarter of 2020 as a result of the COVID-19 pandemic that negatively impacted fair values. This improvement was partially offset by the decrease in the level of swap index rates from March 31, 2020 to March 31, 2021, which had a negative impact on the net interest settlements of interest rate swaps, decreasing net income by $12.8 million for the three months ended March 31, 2021 compared to a decrease in net income of $5.2 million for the three months ended March 31, 2020.

The fair value changes on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were partially offset by the fair value changes attributable to the swapped securities for the three months ended March 31, 2021, which are recorded in net gains (losses) on trading securities. Table 11 depicts the considerable fair value impact of the aforementioned spread widening between investments and swaps that occurred in the first quarter of 2020. The unrealized gains and losses on trading securities for the prior year period were generally driven by the change in interest rates and are discussed in greater detail below. Table 11 presents the relationship between the trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 11

	Three Months Ended
	03/31/2021			03/31/2020
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$7,052	$(7,624)	$(572)	$(41,239)	$39,743	$(1,496)
GSE debentures	5,767	(4,997)	770	(19,884)	17,550	(2,334)
GSE MBS	19,322	(14,173)	5,149	(47,247)	37,174	(10,073)
TOTAL	$32,141	$(26,794)	$5,347	$(108,370)	$94,467	$(13,903)

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

Table 12

	Three Months Ended
	03/31/2021	03/31/2020
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$16	$(320)
Short-term securities	31	242
Total trading securities not hedged	47	(78)
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(7,624)	39,743
GSE debentures	(4,997)	17,550
GSE MBS	(14,173)	37,174
Total trading securities hedged on an economic basis with derivatives	(26,794)	94,467
TOTAL	$(26,747)	$94,389

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Table 11 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate interest rates and credit spreads and swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR. The unrealized losses on the U.S. Treasury obligations and GSE MBS for the current quarter reflect the increase in intermediate Treasury and mortgage rates relative to the prevailing yields at the end of 2020. The increase in intermediate interest rates between periods also resulted in unrealized losses on the fixed rate GSE debentures. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, decreased $0.7 million for the three months ended March 31, 2021, compared to the prior year period as a result of a decline in MPF transaction fees and other operating expenses. We expect modest increases in compensation and benefits expense for 2021 in anticipation of hiring for new positions. We also expect an increase in operating expense in 2021 due to planned software implementations.

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

We believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which can be impacted by fair value changes driven by market volatility, gains/losses on instrument sales, or transactions that are considered unpredictable. However, we may engage in periodic instrument sales for liquidity purposes or to reduce our exposure to LIBOR-indexed instruments. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest income, (3) adjusted net interest margin, (4) adjusted ROE, and (5) adjusted ROE spread. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this quarterly report are frequently used by our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

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

In addition to impacting the timing of income and expense from derivatives, derivative accounting also impacts the presentation of net interest settlements on derivatives and hedging activities. This presentation differs under GAAP for economic hedges when compared to hedges that qualify for hedge accounting. Net interest settlements on economic hedges are included with the economic derivative fair value changes and are recorded in net gains (losses) on derivatives while the net interest settlements on qualifying fair value hedges are included in net interest margin. Therefore, only the economic derivative fair value changes and the ineffectiveness for qualifying hedges are removed to arrive at adjusted income and adjusted net interest income (i.e., net interest settlements, which represent actual cash inflows or outflows and do not create fair value volatility, are not removed). Management uses adjusted net interest income to effectively evaluate drivers of net interest income by consistently presenting the impact of derivatives on net interest margin. Fair value gains and losses required by GAAP to be presented in net interest margin are removed while interest settlements on economic derivatives are added or subtracted from GAAP net interest income so that only the derivative interest settlements are recorded in net interest margin for adjusted net interest income presentation purposes.

Table 13 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 13

	Three Months Ended
	03/31/2021	03/31/2020
Net income, as reported under GAAP	$43,906	$11,832
AHP assessments	4,880	1,318
Income before AHP assessments	48,786	13,150
Derivative (gains) losses[1]	(36,575)	125,563
Trading (gains) losses	26,747	(94,389)
Prepayment fees on terminated advances	(1,132)	(172)
Net (gains) losses on sale of available-for-sale securities	—	(1,523)
Total excluded items	(10,960)	29,479
Adjusted income (a non-GAAP measure)	$37,826	$42,629

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Table 14 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income (in thousands):

Table 14

	Three Months Ended
	03/31/2021	03/31/2020
Net interest income, as reported under GAAP	$73,369	$55,086
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(6,161)	8,284
Net interest settlements on derivatives not qualifying for hedge accounting	(12,841)	(5,154)
Prepayment fees on terminated advances	(1,132)	(172)
Adjusted net interest income (a non-GAAP measure)	$53,235	$58,044

Net interest margin, as calculated under GAAP	0.59%	0.36%
Adjusted net interest margin (a non-GAAP measure)	0.43%	0.38%

Table 15 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. The decrease in adjusted ROE for the three months ended March 31, 2021 compared to the prior year period reflects the decrease in adjusted net income. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 15

	Three Months Ended
	03/31/2021	03/31/2020
Average GAAP total capital	$2,718,579	$2,725,602
ROE, based upon GAAP net income	6.55%	1.75%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	5.64%	6.29%
Average overnight Federal funds effective rate	0.08%	1.23%
GAAP ROE as a spread to average overnight Federal funds effective rate	6.47%	0.52%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.56%	5.06%

Financial Condition
Overall: Total assets declined between periods, from $52.6 billion at December 31, 2020 to $48.5 billion at March 31, 2021, driven by the decrease in the short-term liquidity portfolio between those periods, which was elevated at December 31, 2020 in anticipation of potential year-end financial disruptions. Advances remained relatively flat from December 31, 2020 to March 31, 2021, decreasing from $21.2 billion to $21.1 billion, representing 43.4 percent of total assets as of March 31, 2021 compared to 40.4 percent as of December 31, 2020. Mortgage loans decreased by $0.5 billion during the first quarter, representing 17.9 percent of total assets as of March 31, 2021, compared to 17.5 percent as of December 31, 2020. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin, although accelerated premium amortization from mortgage loan prepayments has resulted in spread compression in recent periods. Total liabilities decreased $4.1 billion from December 31, 2020 to March 31, 2021, which corresponded with the decline in assets. The funding mix of consolidated obligation discount notes and bonds remained relatively consistent from December 31, 2020 to March 31, 2021. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Treasury bills, or OIS. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Risk Management – Interest Rate Risk Management" under this Item 2.

Total capital increased $23.3 million, or 0.9 percent, from December 31, 2020 to March 31, 2021 due to unrealized gains on available-for-sale securities and net income in excess of dividends paid, partially offset by a decrease in excess capital stock.

Dividends paid to members totaled $16.3 million for the three months ended March 31, 2021 compared to $24.9 million for the same period in the prior year. From March 31, 2020 to March 31, 2021, the dividend rate for Class A Common Stock decreased from 2.25 percent to 0.25 percent and the dividend rate for Class B Common Stock decreased from 7.25 percent to 5.25 percent. The weighted average dividend rate for the three months ended March 31, 2021 was 4.15 percent, which represented a dividend payout ratio of 37.1 percent, compared to a weighted average dividend rate of 5.94 percent and a payout ratio of 210.5 percent for the same period in 2020. The decrease in payout ratios between periods was a result of the dramatic decline in income in the first quarter of 2020 as a result of the aforementioned COVID-19 market volatility that began near the end of the first quarter of 2020. The dividend payout ratio represents dividends declared and paid during a quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2021 were based on income during the three months ended February 28, 2021. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from FOMC rate cuts in March 2020 to stimulate the U.S. economy. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels during 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy.

Table 16 presents the percentage concentration of the major components of our Statements of Condition:

Table 16

	Component Concentration
	03/31/2021	12/31/2020
Assets:
Cash and due from banks	0.1%	8.7%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	12.7	9.8
Investment securities	25.2	23.0
Advances	43.4	40.4
Mortgage loans, net	17.9	17.5
Other assets	0.7	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	2.6%	2.3%
Consolidated obligation discount notes, net	20.8	20.7
Consolidated obligation bonds, net	70.7	71.6
Other liabilities	0.3	0.3
Total liabilities	94.4	94.9

Capital:
Capital stock outstanding	3.2	3.0
Retained earnings	2.2	2.0
Accumulated other comprehensive income (loss)	0.2	0.1
Total capital	5.6	5.1
Total liabilities and capital	100.0%	100.0%

Table 17 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 17

	Increase (Decrease) in Components
	03/31/2021 vs. 12/31/2020
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(4,505,279)	(98.6)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	1,023,487	19.9
Investment securities	86,169	0.7
Advances	(158,457)	(0.7)
Mortgage loans, net	(538,122)	(5.8)
Other assets	918	0.3
Total assets	$(4,091,284)	(7.8)%

Liabilities:
Deposits	$33,584	2.7%
Consolidated obligation discount notes, net	(809,728)	(7.4)
Consolidated obligation bonds, net	(3,334,070)	(8.9)
Other liabilities	(4,356)	(2.7)
Total liabilities	(4,114,570)	(8.2)

Capital:
Capital stock outstanding	(33,639)	(2.1)
Retained earnings	27,619	2.6
Accumulated other comprehensive income (loss)	29,306	69.3
Total capital	23,286	0.9
Total liabilities and capital	$(4,091,284)	(7.8)%

Advances: Our advance products are developed, as authorized in the Bank Act and regulations established by the FHFA, to meet the specific liquidity and term funding needs of our members. As a wholesale provider of funds, we compete with brokered certificates of deposit and security repurchase agreements. The Federal Reserve Bank’s Paycheck Protection Program (PPP) Liquidity Facility was a direct competitor for FHLBank advances during the majority of 2020, although any quantification of that impact on advance balances is difficult to determine. We strive to price our advances relative to our marginal cost of funds while trying to remain competitive with the wholesale funding markets. While there is typically less competition in the long-term maturities, member demand for advances in these maturities has historically been lower than the demand for advances with short- and medium-term maturities. Nonetheless, long-term advances are also priced at relatively low spreads to our cost of funds. We continuously evaluate our product offerings in an effort to anticipate and meet member demand and stay competitive, especially as funding availability changes, including the transition from LIBOR to other indices with less optionality. As such, in October 2020, we placed a moratorium on the issuance of convertible advances and we no longer offer the Member Option Advance, which was a form of callable advance where the cost of the call option is paid upfront.

Advances decreased $0.2 billion from December 31, 2020 to March 31, 2021. Although balances remained fairly flat since year end, the relatively low balances reflect the continued decrease in member demand for advances, as many members have experienced significant deposit inflows and excess liquidity since March 2020 as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and lending facilities. Though the majority of the decrease in advances experienced since March 2020 is attributable to our largest borrowers, the decline in advance demand was widespread among our membership. As interest rates declined, beginning late in March 2020, advance composition shifted from adjustable rate to fixed rate, as members called adjustable rate callable advances in favor of regular and short-term fixed rate advances. Members also modified advances to lower rates and extended fixed rate advance terms as a result of the decline in interest rates. We anticipate volatility in advance balances in 2021 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances. Advances could decline if additional economic stimulus increases market liquidity as it flows to members in the form of deposits. We also anticipate continued high levels of advance modifications, which we believe will lower the yield on the portfolio to current market rates, but the advance is retained and the member pays a prepayment fee for the modification.

During the three months ended June 30, 2020, we issued subsidized COVID-19 Relief Advances to help members serve their customers affected by the COVID-19 pandemic. The zero-cost advances had a term of six months and the low-cost advances have terms between 6 and 24 months. As of March 31, 2021, $0.4 billion of low-cost advances were outstanding. All zero-cost advances had matured as of December 31, 2020. Advances are no longer being issued under this program, but management continues to monitor the progress of the pandemic and is committed to assisting our members and their communities as the pandemic continues to have an adverse impact on households and businesses.

In January 2021, we began offering an overnight line of credit (OLOC) product, which is intended to replace the legacy line of credit product, which we anticipate discontinuing in February 2022. The legacy line of credit is established for a term of one year and is prepayable, with the amount of credit available for the remaining term of the commitment. OLOC advances are draws under an established line of credit confirmation, with outstanding amounts maturing daily. The rate for each product is determined daily based upon underlying terms. As such, the difference in commitment terms between the OLOC and the legacy line of credit impacts funding strategy and therefore pricing; the OLOC allows us to provide competitively-priced overnight funding to members. All legacy line of credit balances were transferred to OLOC upon establishment of the OLOC.

Table 18 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 18

	03/31/2021		12/31/2020
	Dollar	Percent	Dollar	Percent
Line of Credit:
Legacy line of credit[1]	$—	—%	$979,591	4.6%
Overnight line of credit[2]	1,324,114	6.3%	—	—
Total line of credit advances	1,324,114	6.3	979,591	4.6
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	1,272,700	6.1	1,132,700	5.4
Adjustable rate callable advances	2,177,600	10.4	2,322,600	11.1
Standard housing and community development advances:
Adjustable rate callable advances	35,712	0.2	35,712	0.2
Total adjustable rate term advances	3,486,012	16.7	3,491,012	16.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances[3]	8,260,856	39.4	8,672,584	41.4
Regular fixed rate advances	5,201,219	24.8	5,055,179	24.1
Fixed rate callable advances	23,256	0.1	20,146	0.1
Standard housing and community development advances:
Regular fixed rate advances	446,713	2.1	461,178	2.2
Fixed rate callable advances	831	—	831	—
Total fixed rate term advances	13,932,875	66.4	14,209,918	67.8
Convertible:
Standard advance products:
Fixed rate convertible advances	1,596,200	7.6	1,656,550	7.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	304,330	1.5	323,928	1.5
Fixed rate callable amortizing advances	12,589	0.1	10,702	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	283,411	1.4	292,448	1.4
Fixed rate callable amortizing advances	8,463	—	8,292	—
Total amortizing advances	608,793	3.0	635,370	3.0
TOTAL PAR VALUE	$20,947,994	100.0%	$20,972,441	100.0%

1    Represents adjustable rate revolving line of credit advances that may be repaid at any time, with a term of one year.
2    Represents fixed rate line of credit advances with daily maturities.
3    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2021 and December 31, 2020. Advance par value decreased by 0.1 percent from December 31, 2020 to March 31, 2021 (see Table 18). The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from the relatively low interest rate environment. Members have been transitioning away from adjustable rate callable advances as pricing on other products has become more attractive and we expect this trend to continue.

As of March 31, 2021 and December 31, 2020, 55.0 percent and 56.3 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. As previously mentioned, most members are flush with liquidity as a result of economic stimulus payments and other funding options such as the Federal Reserve Bank's PPP Liquidity Facility. Advance demand could decline further if additional economic stimulus or government programs increase market liquidity as it flows to members in the form of deposits. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. Following the recent steep decline in rates, our short-term advances should remain attractive relative to other funding options even when taking the reduction in dividend rates into consideration. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., OIS beginning in late 2018 and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 90.2 percent and 89.3 percent of our total advance portfolio as of March 31, 2021 and December 31, 2020, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. Furthermore, we began offering adjustable rate advances indexed to SOFR in late 2020. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 19

	03/31/2021		12/31/2020
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$7,800,000	37.2%	$7,460,000	35.6%
United of Omaha Life Insurance Co.	1,743,136	8.3	1,420,604	6.8
Capitol Federal Savings Bank	1,590,000	7.6	1,740,000	8.3
Security Life of Denver Insurance Co.	1,110,000	5.3	1,010,000	4.8
American Fidelity Assurance Co.	511,500	2.4
Gateway First Bank			547,468	2.6
TOTAL	$12,754,636	60.8%	$12,178,072	58.1%

Table 20 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 20

	Three Months Ended
	03/31/2021		03/31/2020
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$5,682	11.8%	$30,585	22.9%
Capitol Federal Savings Bank	4,650	9.6	10,480	7.8
American Fidelity Assurance Co.	2,793	5.8
United of Omaha Life Insurance Co.	1,781	3.7	4,820	3.6
WEOKIE Federal Credit Union	1,470	3.0
BOKF, N.A.			26,613	19.9
Security Life of Denver Insurance Co.			4,276	3.2
TOTAL	$16,376	33.9%	$76,774	57.4%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three months ended March 31, 2021 and 2020.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2021 was $0.5 billion. The low interest rate environment has increased mortgage loan prepayments, which has resulted in a decrease of 5.8 percent in the outstanding net balance of our mortgage loan portfolio from December 31, 2020 to March 31, 2021. Net mortgage loans as a percentage of total assets increased, from 17.5 percent as of December 31, 2020 to 17.9 percent as of March 31, 2021. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three months ended March 31, 2021 and 2020.

As a result of the recent decline in advances, we are monitoring our targeted AMA risk tolerance as a percent of our balance sheet and are implementing strategies to manage growth in the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our capital level and allows the balance of mortgage loans to increase without exceeding our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including selling or participating loan volume (as described below) to members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of March 31, 2021. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

Historically, our ability to refer PFIs to the MPF Xtra product has assisted management with controlling the amount of mortgage loan volume retained on our balance sheet to maintain our desired asset composition while continuing to assist our members with mortgage liquidity. The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. MPF Government MBS is a similar product that allows our PFIs to sell mortgages to FHLBank Chicago that are pooled into Ginnie Mae securities. We receive a counterparty fee from FHLBank Chicago based on mortgage volumes sold by our PFIs. We have the authority to offer participation interests in risk sharing MPF loan pools to member institutions and mortgage loan participations with another FHLBank, which may further enhance our ability to manage the size of our mortgage loan portfolio in the future. Effective January 1, 2022, the MPF Xtra product is subject to an annual limit of $1.5 billion program-wide for all participating FHLBanks combined, which is expected to reduce volumes and, therefore, fee income as well. The MPF Program is developing alternatives to MPF Xtra intended to provide similar liquidity channels for mortgage loans.

Table 21 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands).

Table 21

	03/31/2021		12/31/2020
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
NBKC Bank	$358,233	4.2%	$481,224	5.3%
Tulsa Teachers Credit Union	332,943	3.9	338,935	3.7
Fidelity Bank	309,266	3.6	333,086	3.7
FirstBank of Colorado	277,285	3.2	318,220	3.5
West Gate Bank	225,465	2.6	270,985	3.0
TOTAL	$1,503,192	17.5%	$1,742,450	19.2%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2021 was 749 and 73.8 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses decreased $0.2 million from December 31, 2020 to March 31, 2021. The small reversal in the provision for the quarter ended March 31, 2021 was due to a decrease in the size of the portfolio, strong performance among those borrowers not directly impacted by the COVID-19 pandemic and a more favorable outlook on the recovery in the labor markets. As anticipated, there has been an increase in charge-offs related to serious delinquencies largely attributable to the negative impact of the COVID-19 pandemic on some borrowers. When a loan is charged off, it reduces the allowance and removes the charged-off loan from the pool of loans that are collectively evaluated. This effectively boosts the performance statistics of the collectively evaluated pool, which also explains the reversal of the provision recorded for the quarter ended March 31, 2021. As of March 31, 2021, there was $67.0 million, or 0.8 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $1.3 million, $4.6 million, $7.5 million, and $53.6 million with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively. Delinquencies of conventional loans, including loans in a COVID-19 forbearance plan, remained at low levels relative to the portfolio, at 2.1 percent of the amortized cost of total conventional loans at both March 31, 2021 and December 31, 2020. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

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

Investments: Investments are used to enhance income and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $1.1 billion from December 31, 2020 to March 31, 2021 primarily due to a net increase in short-term investments.

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

Table 22

	03/31/2021	12/31/2020
Interest-bearing deposits	$553,130	$756,250
Federal funds sold	3,905,000	1,780,000
Certificates of deposit	675,031	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,133,161	$2,536,250

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2020. As of March 31, 2021, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2021, all unsecured investments were rated as investment grade based on NRSROs (see Table 26).

Table 23 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2021 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 23

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$553,130	$—	$—	$553,130
U.S. subsidiaries of foreign commercial banks	—	—	125,004	125,004
Total domestic and U.S. subsidiaries of foreign commercial banks	553,130	—	125,004	678,134
U.S. Branches and agency offices of foreign commercial banks:
Sweden	1,350,000	—	100,005	1,450,005
Canada	825,000	—	—	825,000
Finland	725,000	—	—	725,000
Norway	300,000	—	225,011	525,011
Germany	240,000	225,011	—	465,011
Netherlands	465,000	—	—	465,000
Total U.S. Branches and agency offices of foreign commercial banks	3,905,000	225,011	325,016	4,455,027
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,458,130	$225,011	$450,020	$5,133,161

1    Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be conservatively placed. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments, and limiting unsecured exposure, especially to foreign financial institutions, as long as the interest rates are comparable. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Fixed-rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasuries also satisfy recent changes to regulatory liquidity requirements. Currently, the vast majority of our variable rate investment securities are indexed to LIBOR. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases can be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of March 31, 2021, the aggregate value of our MBS portfolio represented 239 percent of our regulatory capital. We were below our threshold at March 31, 2021 due to limited MBS investment opportunities not indexed to LIBOR, as we are no longer purchasing investments that reference LIBOR and mature after December 31, 2021.

As of March 31, 2021, we held $2.5 billion, $2.9 billion, and $0.8 billion of par value in MBS in our held-to-maturity, available-for-sale, and trading portfolios, respectively. The majority of the MBS in the held-to-maturity portfolio are variable rate GSE securities. The majority of the MBS in the trading and available-for-sale portfolios are fixed rate GSE securities, which are swapped from fixed to variable rates.

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

Table 24

	03/31/2021	12/31/2020
Trading securities:
Certificates of deposit	$675,031	$—
U.S. Treasury obligations	1,290,894	1,298,518
GSE debentures	426,878	431,875
GSE MBS	874,162	892,983
Total trading securities	3,266,965	2,623,376
Available-for-sale securities:
U.S. Treasury obligations	3,277,347	3,546,325
GSE MBS	3,086,360	3,194,985
Total available-for-sale securities	6,363,707	6,741,310
Held-to-maturity securities:
State or local housing agency obligations	78,960	78,960
U.S. obligation MBS	65,469	70,814
GSE MBS	2,422,746	2,597,218
Total held-to-maturity securities	2,567,175	2,746,992
Total securities	12,197,847	12,111,678

Interest-bearing deposits	558,784	760,297

Federal funds sold	3,905,000	1,780,000

Securities purchased under agreements to resell	1,700,000	2,600,000
TOTAL INVESTMENTS	$18,361,631	$17,251,975

The carrying values by contractual maturities of our investments are summarized by security type in Table 25 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 25

	03/31/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$675,031	$—	$—	$—	$675,031
U.S. Treasury obligations	355,587	935,307	—	—	1,290,894
GSE debentures	—	426,878	—	—	426,878
GSE MBS	—	615,076	222,081	37,005	874,162
Total trading securities	1,030,618	1,977,261	222,081	37,005	3,266,965
Yield on trading securities	1.06%	2.62%	2.97%	0.99%
Available-for-sale securities:
U.S. Treasury obligations	1,464,439	1,812,908	—	—	3,277,347
GSE MBS	—	524,329	2,562,031	—	3,086,360
Total available-for-sale securities	1,464,439	2,337,237	2,562,031	—	6,363,707
Yield on available-for-sale securities	1.73%	1.95%	2.70%	—%
Held-to-maturity securities:
State or local housing agency obligations	—	—	48,960	30,000	78,960
U.S. obligation MBS	—	—	—	65,469	65,469
GSE MBS	4,384	839,101	135,467	1,443,794	2,422,746
Total held-to-maturity securities	4,384	839,101	184,427	1,539,263	2,567,175
Yield on held-to-maturity securities	1.79%	1.20%	1.47%	1.53%

Total securities	2,499,441	5,153,599	2,968,539	1,576,268	12,197,847
Yield on total securities	1.46%	2.07%	2.64%	1.51%

Interest-bearing deposits	558,784	—	—	—	558,784

Federal funds sold	3,905,000	—	—	—	3,905,000

Securities purchased under agreements to resell	1,700,000	—	—	—	1,700,000
TOTAL INVESTMENTS	$8,663,225	$5,153,599	$2,968,539	$1,576,268	$18,361,631

Securities Ratings – Tables 26 and 27 present the carrying value of our investments by rating as of March 31, 2021 and December 31, 2020 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 26

	03/31/2021
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$5,654	$553,130	$—	$558,784

Federal funds sold[2]	—	1,650,000	2,255,000	—	3,905,000

Securities purchased under agreements to resell[3]	—	—	—	1,700,000	1,700,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	325,016	350,015	—	675,031
U.S. Treasury obligations	—	4,568,241	—	—	4,568,241
GSE debentures	—	426,878	—	—	426,878
State or local housing agency obligations	48,960	30,000	—	—	78,960
Total non-mortgage-backed securities	48,960	5,350,135	350,015	—	5,749,110
Mortgage-backed securities:
U.S. obligation MBS	—	65,469	—	—	65,469
GSE MBS	—	6,383,268	—	—	6,383,268
Total mortgage-backed securities	—	6,448,737	—	—	6,448,737

TOTAL INVESTMENTS	$48,960	$13,454,526	$3,158,145	$1,700,000	$18,361,631

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $37.9 million at March 31, 2021.
2    Amounts include unsecured credit exposure with original maturities from overnight to 91 days.
3    Amounts represent collateralized overnight borrowings.

Table 27

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

Table 28 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2021 and December 31, 2020 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 40 and 41 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 28

	03/31/2021	12/31/2020
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,392,803	$1,730,393
Non-mortgage-backed securities	2,392,803	1,730,393
Mortgage-backed securities:
Fixed rate	836,205	853,027
Variable rate	37,957	39,956
Mortgage-backed securities	874,162	892,983
Total trading securities	3,266,965	2,623,376
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,277,347	3,546,325
Non-mortgage-backed securities	3,277,347	3,546,325
Mortgage-backed securities:
Fixed rate	3,086,360	3,194,985
Mortgage-backed securities	3,086,360	3,194,985
Total available-for-sale securities	6,363,707	6,741,310
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	78,960	78,960
Non-mortgage-backed securities	78,960	78,960
Mortgage-backed securities:
Fixed rate	66,831	73,595
Variable rate	2,421,384	2,594,437
Mortgage-backed securities	2,488,215	2,668,032
Total held-to-maturity securities	2,567,175	2,746,992
TOTAL	$12,197,847	$12,111,678
Deposits: Total deposits increased $33.6 million from December 31, 2020 to March 31, 2021 primarily as a result of an increase in overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” we use debt with a variety of maturities and option characteristics to manage our interest rate risk profile. We make use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Fixed rate bonds are used to fund longer-term (one year or greater) fixed-rate advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the fixed rate bonds' characteristics in order to match the assets' index. Additionally, we often use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR, LIBOR, OIS or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool. No outstanding LIBOR debt has a maturity date beyond December 31, 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Discount notes are primarily used to fund: (1) fixed-rate advances with terms of less than one year; and (2) investments with maturities of three months or less. However, we sometimes use discount notes to fund longer-term assets, including fixed rate assets, variable rate assets, assets swapped to synthetically create variable rate assets, and short-term anticipated cash flows generated by longer-term fixed rate assets.

Total consolidated obligations decreased $4.1 billion, or 8.5 percent, from December 31, 2020 to March 31, 2021. The distribution between consolidated obligation bonds and discount notes remained consistent between periods, from 77.6 percent and 22.4 percent, respectively, at December 31, 2020 to 77.3 percent and 22.7 percent at March 31, 2021, respectively. We issued $3.9 billion of floating rate bonds indexed to SOFR during the first three months of 2021 as we continue to transition away from LIBOR and increase our allocation of floating rate bonds funding short-term advances and short-term investments. Approximately $14 billion of bonds have been called since the beginning of 2020 and replaced at a lower cost with either callable fixed rate bonds or discount notes. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies, outlooks, and programs. Although we believe it is a declining risk, volatility in the capital markets caused by the COVID-19 pandemic could impact demand for FHLBank debt and the cost of the debt the FHLBanks issue.

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

The notional amount of total derivatives outstanding increased by $1.2 billion, from $19.1 billion at December 31, 2020 to $20.3 billion at March 31, 2021, primarily due to increases in interest rate swaps hedging callable fixed rate and callable step-up consolidated obligation bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 40 and 41 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

During the three months ended March 31, 2021, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $9.3 billion and $53.6 billion, respectively, compared to $12.6 billion and $124.3 billion for the three months ended March 31, 2020. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The change in these issuances reflects the decrease in advance balances and also reflects our composition shift from discount notes to the use of term funding indexed to SOFR. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased between periods, from $11.8 billion as of December 31, 2020 to $8.7 billion as of March 31, 2021. The short-term liquidity portfolio was elevated at year end in anticipation of potential year-end financial disruptions. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.6 billion as of both March 31, 2021 and December 31, 2020. The par value of these MBS was $0.8 billion as of both March 31, 2021 and December 31, 2020, respectively. We also held $3.2 billion and $3.5 billion in par value of U.S. Treasury obligations classified as available-for-sale as of March 31, 2021 and December 31, 2020, respectively, as an additional source of liquidity to satisfy regulatory liquidity requirements. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

Our uses of liquidity primarily include issuing advances, purchasing investments and mortgage loans, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock.

During the three months ended March 31, 2021, advance disbursements totaled $134.4 billion compared to $44.3 billion for the prior year period. During the three months ended March 31, 2021, investment purchases (excluding overnight investments) totaled $0.9 billion compared to $1.0 billion for the same period in the prior year. During the three months ended March 31, 2021, payments on consolidated obligation bonds and discount notes were $12.6 billion and $54.4 billion, respectively, compared to $11.0 billion and $126.3 billion for the prior year period.

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

FHFA guidelines allow HQLA to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading or available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. Liquidity is calculated under the cash balance guidelines daily and applicable data is generally required to be submitted to the FHFA daily. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. We remained in compliance with liquidity regulatory requirements in effect during the first quarter of 2021.

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

Capital: Total capital increased $23.3 million, or 0.9 percent, from December 31, 2020 to March 31, 2021 due to unrealized gains on available-for-sale securities and net income in excess of dividends paid, partially offset by a decrease in excess capital stock (see Table 29).

Each member is required to hold capital stock to become and remain a member of the FHLBank and enter into specified activities with the FHLBank including, but not limited to, access to the FHLBank’s credit products and selling AMA to the FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the asset-based stock purchase requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the activity-based stock purchase requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3 percent of the principal amount of AMA outstanding for members less the member’s asset-based stock purchase requirement. Effective January 22, 2021, the Letter of Credit Activity-based Stock Purchase Requirement was implemented at one quarter of one percent. The change in the Activity-based Stock Purchase Requirements did not change for former members with outstanding business transactions.

Excess stock represents the amount of stock held by a member in excess of that institution’s minimum stock requirement. Upon reducing the activity-based stock purchase requirement, through a mandated change or through a reduction of advance, AMA or letters of credit balances, excess stock is created since the member is no longer required under our capital plan to hold the same amount of activity-based capital stock. If our excess stock exceeds one percent of our total assets before or after the payment of a dividend in the form of stock, we would be prohibited by FHFA regulation from paying dividends in the form of stock. To manage the amount of excess stock, we may repurchase excess Class A Common Stock over FHLBank-established limits held by any individual member. Our current practices include periodic mandatory repurchases of excess Class A Common Stock and exchanging all excess Class B Common Stock over $50,000 per member for Class A Common Stock on a daily basis.

Under our cooperatively structured capital plan, our capital stock balances should fluctuate along with any growth (increased capital stock balances) or reduction (decreased capital stock balances) in advance, AMA and letters of credit balances in future periods. Any repurchase of excess capital stock is at our discretion and subject to statutory and regulatory limitations, including remaining in compliance with all of our regulatory and internal capital requirements after any such discretionary repurchase.

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
Table 29 provides a summary of member capital requirements under our current capital plan as of March 31, 2021 and December 31, 2020 (in thousands):

Table 29

Requirement	03/31/2021	12/31/2020
Asset-based (Class A Common Stock only)	$161,968	$161,766
Activity-based (additional Class B Common Stock)[1]	1,098,190	1,100,684
Total Required Stock[2]	1,260,158	1,262,450
Excess Stock (Class A and B Common Stock)	281,792	313,178
Total Regulatory Capital Stock[2]	$1,541,950	$1,575,628

Activity-based Requirements:
Advances[3]	$938,783	$936,880
Letters of credit	13,009	—
AMA assets (mortgage loans)[4]	253,664	268,915
Total Activity-based Requirement	1,205,456	1,205,795
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	54,702	56,655
Total Required Stock[2]	$1,260,158	$1,262,450

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

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2021 and December 31, 2020.

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

The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2020 and 2021. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Under the capital plan, all dividends paid in the form of capital stock must be paid in the form of Class B Common Stock. Table 30 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 30

Applicable Rate per Annum	03/31/2021	12/31/2020	09/30/2020	06/30/2020	03/31/2020
Class A Common Stock	0.25%	0.25%	0.25%	0.50%	2.25%
Class B Common Stock	5.25	5.25	5.25	5.50	7.25
Weighted Average[1]	4.15	4.09	3.69	3.69	5.94
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.08%	0.09%	0.09%	0.06%	1.23%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.23%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 0.25 percent on Class A Common Stock and 5.25 percent on Class B Common Stock for the first quarter of 2021. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels during 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy. Continued adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

We expect to continue paying dividends primarily in the form of capital stock, but future dividends may be paid in cash. The payment of cash dividends instead of stock dividends should not have a significant impact from a liquidity perspective, as the subsequent redemption of excess stock created by stock dividends would utilize liquidity resources in the same manner as a cash dividend.

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. We maintain an enterprise risk management (ERM) program in an effort to enable the identification of all significant risks to the organization and institute the prompt and effective management of any major risk exposures. Our ERM program is a structured and disciplined approach that aligns strategy, processes, people, technology and knowledge with the purpose of identifying, evaluating and managing the uncertainties we face as we create value. It is a continuous process of identifying, prioritizing, assessing and managing inherent enterprise risks (i.e., business, compliance, credit, liquidity, market and operations) before they become realized risk events. See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our Form 10-K for more information on our ERM program. A separate discussion of market risk is included under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity sensitivity. See Part I, Item 3 - "Quantitative and Qualitative Disclosures About Market Risk" for additional information on interest rate risk measurement.

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. The SOFR derivatives market is established and usage of SOFR by market participants continues to increase. The majority of non-Treasury floating rate debt issuance in 2020 was indexed to SOFR but market demand persists for a credit-sensitive rate to replace LIBOR so other indices could emerge as potential alternatives. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. Our swap agreements are governed by the International Swaps and Derivatives Association, Inc (ISDA). On October 9, 2020, ISDA announced the launch of the ISDA Protocol. The Protocol had an effective date of January 25, 2021 and modified legacy and new trades to include robust fallback language for adherents. We adhered to the Protocol on October 22, 2020. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the average cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. We sold $162.9 million of available-for-sale securities indexed to LIBOR during the first quarter of 2020. We continue to consider the sale of securities as part of our strategy to reduce LIBOR exposure, but market pricing and reinvestment opportunities are limiting factors. During the second quarter of 2021, we transferred LIBOR-indexed MBS from held-to-maturity to available-for-sale with an amortized cost of $2.0 billion to enable us to reduce our LIBOR exposure if market pricing and reinvestment opportunities become available. The FCA recently announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. This extends transition for existing instruments, many of which have inadequate fallback language, but is not intended to prolong transition for new LIBOR issuance. As of March 31, 2021, all of our exposure to LIBOR was in the 1-month, 3-month, and 6-month tenors.

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

The principal balance of variable rate advances indexed to LIBOR as of March 31, 2021 was $1.1 billion, which represents 30.7 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due by the end of 2021; thus, we have no LIBOR exposure after 2021. We have $177.7 million in advances indexed to SOFR as of March 31, 2021.

Table 31 presents the par value of variable rate investment securities by the related interest rate index as of March 31, 2021 (dollar amounts in thousands):

Table 31

03/31/2021
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$78,960	3.1%
Non-mortgage-backed securities	78,960	3.1
Mortgage-backed securities:
LIBOR	2,459,194	96.9
Other	21	—
Mortgage-backed securities	2,459,215	96.9
TOTAL	$2,538,175	100.0%

Table 32 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of March 31, 2021 (in thousands):

Table 32

03/31/2021
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$78,960
Non-mortgage-backed securities	78,960
Mortgage-backed securities:
2022	58,195
Through June 30, 2023	90,282
Thereafter	2,310,717
Mortgage-backed securities	2,459,194
TOTAL	$2,538,154

Table 33 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of March 31, 2021 (amounts in thousands):

Table 33

03/31/2021
Index	Pay Side	Receive Side
Fixed rate	$14,391,202	$5,136,113
LIBOR	1,065,000	5,371,237
SOFR	1,582,614	6,651,261
OIS	2,488,500	2,368,705
TOTAL	$19,527,316	$19,527,316

Table 34 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of March 31, 2021 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 34

03/31/2021
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2021	$500,000	$540,000	$178,196	$—
2022	—	—	95,630	54,932
Prior to June 30, 2023	—	—	305,232	—
Thereafter	—	25,000	927,974	3,809,273
TOTAL	$500,000	$565,000	$1,507,032	$3,864,205

Table 35 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of March 31, 2021 (dollar amounts in thousands). The contractual maturities of the LIBOR-indexed consolidated obligation bonds are all due by the end of 2021; thus, we have no LIBOR exposure after 2021.

Table 35

03/31/2021
Index	Amount	Percent
SOFR	$13,875,000	71.6%
LIBOR	5,500,000	28.4
TOTAL	$19,375,000	100.0%

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

Credit risk arising from AMA activities under our MPF Program falls into three categories: (1) the risk of credit losses on the mortgage loans represented in our First Loss Account and last loss positions; (2) the risk that a PFI will not perform as promised with respect to its loss position provided through its credit enhancement obligations on conventional mortgage loan pools, which are covered by the same collateral arrangements as those described for advances; and (3) the risk that a third-party insurer (obligated under primary mortgage insurance (PMI) or supplemental mortgage insurance (SMI) arrangements) will fail to perform as expected. Should a PMI third-party insurer fail to perform, it would increase our credit risk exposure because our First Loss Account is the next layer to absorb credit losses on conventional mortgage loan pools. Likewise, if a SMI third-party insurer fails to perform, it would increase our credit risk exposure because it would reduce the participating member’s credit enhancement obligation loss layer since SMI is purchased by PFIs to cover all or a portion of their credit enhancement obligation exposure for mortgage pools under certain MPF Program products. Credit risk exposure to third-party insurers to which we have PMI and/or SMI exposure is monitored on an ongoing basis and regularly reported to the board of directors. In addition, we perform a credit analysis of third-party PMI and SMI insurers. On an ongoing basis, we review trends that could identify changing risks within our mortgage loan portfolio for macro- and micro-economic environment-related issues, including adverse changes in credit characteristics (loan purpose, low FICO scores, high debt-to-income ratios, high LTV ratios, etc.) and/or various types of concentrations (geographic, high-balance loans, third-party originated, etc.). Based on the credit underwriting standards under the MPF Program and this ongoing review, we have concluded that the mortgage loans we hold would not be considered subprime.

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of March 31, 2021.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of March 31, 2021.

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

Tables 36 and 37 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 36

03/31/2021
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives[1]	$13,626,453	$3,969	$(149,062)	$153,031
Liability positions with credit exposure:
Uncleared derivatives:
Single-A	5,771,461	(184,498)	(189,096)	4,598
Triple-B	286,902	(13,020)	(13,301)	281
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$19,684,816	$(193,549)	$(351,459)	$157,910

1    Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of March 31, 2021. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of March 31, 2021.

Table 37

12/31/2020
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives:
Single-A	$249,500	$(2,748)	$(2,882)	$134
Cleared derivatives[1]	13,649,736	(4,644)	(152,724)	148,080
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$13,899,236	$(7,392)	$(155,606)	$148,214

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to regulatory and statutory liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout the first quarter of 2021.

We are focused on maintaining a cost-effective liquidity and funding balance between our financial assets and financial liabilities. The FHLBanks work collectively to manage the system-wide liquidity and funding management and jointly monitor the combined refinancing risk. In managing and monitoring the amounts of assets that require refunding, we may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). See the Notes to the Financial Statements under Part I, Item 1 for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

We generally maintained stable access to the capital markets for the quarter ended March 31, 2021. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
COVID-19 Pandemic
The American Rescue Plan Act of 2021. On March 11, 2021, President Biden signed into law The American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the PPP loan program. Also, as part of the legislation, eligibility for PPP was expanded to include certain nonprofits and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021.

Federal Reserve Board Extends Paycheck Protection Program Liquidity Facility. On March 8, 2021, the Federal Reserve Board issued a press release announcing it will extend the Paycheck Protection Program Liquidity Facility (PPPLF), which was set to expire on March 31, 2021 to June 30, 2021. The Commercial Paper Funding Facility, Money Market Mutual Fund Liquidity Facility, and the Primary Dealer Credit Facility expired on March 31, 2021 since such facilities had not received significant usage. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions.

FHFA Extension of Loan Origination Flexibilities. On March 31, 2020, the FHFA announced authorization of loan processing flexibilities for Fannie Mae and Freddie Mac customers. Origination flexibilities included allowing desktop appraisals on new construction loans, allowing flexibility on demonstrating construction has been completed, allowing flexibility for borrowers to provide certain documentation, and expanding the use of power of attorney and remote online notarizations. On March 11, 2021, the FHFA extended previously authorized COVID-related loan flexibilities to April 30, 2021; all such flexibilities were set to expire on March 31, 2021. The flexibilities extended to April 30, 2021 included alternative appraisals on purchase and rate term refinance loans, alternative methods for documenting income and verifying employment before loan closing, and expanding the use of power of attorney to assist with loan closings. On April 21, 2021, the FHFA announced that some temporary loan origination flexibilities have been extended until May 31, 2021, which includes flexibilities for alternative appraisals on purchase and rate-term refinance loans. Temporary flexibilities related to employment verification, condominium project reviews, and expanded power of attorney are being allowed to expire on April 30, 2021.

While some provisions of the CARES Act have expired, others have been extended by regulatory and legislative action. Additional phases of the CARES Act, The American Rescue Plan Act of 2021, or other COVID-19 pandemic relief legislation may be enacted by Congress. We continue to evaluate the potential impact of such legislation on our business, including its continued impact to the U.S. economy, impacts to mortgages held or serviced by our members and that we accept as collateral, and the impacts on our MPF Program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

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

We manage DOE within ranges approved by our board of directors as described under Part II, Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All our DOE measurements were in compliance with board of director established policy limits and operating ranges as of March 31, 2021, with the exception of the base case DOE. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 38 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 38

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2021	-0.4	-4.0	1.7
12/31/2020	-1.3	-1.2	0.5
09/30/2020	-0.9	1.1	0.4
06/30/2020	-1.5	-3.9	0.4
03/31/2020	-0.5	-2.3	0.7

The absolute value of the DOE of the portfolio as of March 31, 2021 increased in the base and up 200 basis point shock scenarios and declined in the down 200 basis point shock scenario from December 31, 2020. The primary factors contributing to these changes in duration during the period were: (1) the increase in longer-term interest rates and the relative level of mortgage prices and rates during the period; (2) an increase in the weighting of the mortgage loan portfolio and the unswapped callable consolidated obligation bond portfolio as a percent of the overall balance sheet during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes and short-term variable rate consolidated obligations to fund changes in advance balances.

The increase in longer-term interest rates during the first quarter of 2021 generally indicates a lengthening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. The larger decrease in cash balances compared to the decline of our mortgage loan portfolio during the period, as discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” caused the mortgage loan portfolio to increase as an overall percentage of assets, increasing from 17.5 percent of total assets as of December 31, 2020 to 17.9 percent as of March 31, 2021. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, especially with the decrease in cash balances during the period, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion. This evaluation included review of the base case DOE result of -4.0 exceeding the operating range of ±2.5. As discussed above, this level is primarily the result of the overall increase in interest rates generating longer duration profiles for both the mortgage loan and unswapped callable consolidated obligation bond portfolios. In addition, as interest rates increased, the sizable market value gains generated in the unswapped callable consolidated obligation bond portfolio increased the portfolio weighting. This weighting increase magnified the lengthening duration profile of the liabilities and exceeded the duration lengthening of the mortgage loan portfolio, leading to a more negative, or liability sensitive, DOE in the base case.

Under the RMP approved by our board of directors, our DOE is generally limited to a range of ±5.0 in the base case, while we typically manage our DOE in the base scenario to remain in the range of ±2.5 as set forth in our Risk Appetite Metrics approved by the board of directors. This lower operating range for DOE is considered prudent and reasonable by management and the board of directors and can change depending upon market conditions and other factors. However, when DOE exceeds either the limits established by the RMP or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors or other derivatives; (2) the sale of assets or calling of debt; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that allow for the management of the duration profile. Because of the current unprecedented, historically low interest rate environment, we regularly evaluate balance sheet composition along with strategic alternatives to manage the duration position that may include: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the board of directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the board of directors agrees with management’s recommendations. No additional asset/liability management actions have been taken by management at this time for the more negative, or liability sensitive, DOE in the base case given the DOE results in the up and down 200 basis point shock scenarios are well within our operating ranges as of March 31, 2021. We continue to actively monitor and discuss with the board of directors portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

With respect to the mortgage loan portfolio, new loans were added to replace loans that were prepaid during the period, although prepayments outpaced purchases during the period. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds and reissuance of new callable bonds to replace called bonds at lower interest rates as rates continued to remain historically low during the period, generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. Again, as mentioned previously, the increase in interest rates, as well as changes in related volatility levels, generated sizable market value gains related to the unswapped callable consolidated obligation bond portfolio and increased the impact of the duration lengthening profile during the period. The portfolio weighting change, along with the duration change, marginally exceeded the duration lengthening of the mortgage loan portfolio, further increasing the liability sensitivity, or negative DOE, of the balance sheet. This liability lengthening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Part II, Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2020.

In addition, the relative level of mortgage rates and prices generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates, mortgage prices and associated mortgage spreads. For instance, the increase in longer-term interest rates during the period caused the mortgage loan portfolio duration to lengthen less than the associated liabilities as mentioned previously, contributing to the increased liability sensitive DOE profile in the base and a more asset sensitive DOE in the up 200 basis point shock interest rate scenario and a less liability sensitive DOE profile in the down 200 basis point shock interest rate scenario. Further, issuance of discount notes and variable rate consolidated obligations continued, in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net DOE changes in all interest rate shock scenarios, where the DOE increased in the base and up 200 basis point shock scenarios and decreased in the down 200 basis point shock scenario. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the majority of interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -2.9 months for March 31, 2021 and -0.8 months for December 31, 2020. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding portfolio in response to changes in the interest rate environment and increases in mortgage interest rates, as well as balance sheet changes during the first quarter of 2021. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the board of directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 39 presents MVE as a percent of TRCS. As of March 31, 2021, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values as interest rates have continued to remain at historically low levels along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock (including the new activity-based capital stock requirement for mortgage loan and letters of credit balances) and excess stock as of March 31, 2021 (see Table 29 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of March 31, 2021. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 39

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2021	205	194	191
12/31/2020	201	183	189
09/30/2020	186	177	182
06/30/2020	231	210	209
03/31/2020	184	173	177

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

Tables 40 and 41 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 40

03/31/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,220,710	$(734)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,596,200	(65,184)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	7,490	(26)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,883	(859)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	19,915	562
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,200,000	114
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,881,452	(85,852)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	363
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	779,053	(46,403)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	301
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	191,878	(954)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	1
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,230,500	13,470
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,311,000	(10,917)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	420,000	(6,176)
TOTAL				$20,321,694	$(202,294)

Table 41

12/31/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,922,227	$(10,550)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,656,550	(108,780)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,171	(1,866)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	19,915	57
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,285	(403)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,450,000	(321)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,885,402	(141,371)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	(63)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	781,703	(65,771)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	141
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	133,456	650
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	1
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,253,500	17,952
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	8
TOTAL				19,074,822	(310,316)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 18, 2021, and such risk factors are incorporated by reference herein.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
Not applicable.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed November 5, 2020, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*     Represents a management contract or a compensatory plan or arrangement.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

May 10, 2021	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer