Form 10-Q
period 2021-06-30
Federal Home Loan Bank of Topeka
filed 2021-08-11
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number 000-52004

FEDERAL HOME LOAN BANK OF TOPEKA
(Exact name of registrant as specified in its charter)

Federally chartered corporation of the United States	48-0561319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 SW Wanamaker Road, Topeka, KS	66606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 785.233.0507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 31, 2021
Class A Stock, par value $100 per share	4,478,965
Class B Stock, par value $100 per share	11,147,567

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
•The ongoing and evolving impact of the coronavirus (COVID-19) pandemic and its variants or other pandemics on our members and our business;
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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2021	12/31/2020
ASSETS
Cash and due from banks	$418,535	$4,570,415
Interest-bearing deposits	538,924	760,297
Securities purchased under agreements to resell (Note 9)	2,000,000	2,600,000
Federal funds sold	2,051,000	1,780,000

Investment securities:
Trading securities (Note 3)	3,118,568	2,623,376
Available-for-sale securities, amortized cost of $7,974,045 and $6,696,114 (Note 3)	8,070,327	6,741,310
Held-to-maturity securities, fair value of $475,082 and $2,750,116 (Note 3)	469,895	2,746,992
Total investment securities	11,658,790	12,111,678

Advances (Note 4)	20,995,508	21,226,823
Mortgage loans held for portfolio, net of allowance for credit losses of $7,552 and $5,177 (Note 6)	8,328,063	9,205,207
Accrued interest receivable	84,567	97,718
Derivative assets, net (Notes 6, 9)	148,248	148,868
Other assets	86,765	90,706

TOTAL ASSETS	$46,310,400	$52,591,712

LIABILITIES
Deposits (Note 7)	$1,088,865	$1,229,361

Consolidated obligations, net:
Discount notes (Note 8)	10,330,016	10,882,417
Bonds (Note 8)	32,088,152	37,648,077
Total consolidated obligations, net	42,418,168	48,530,494

Mandatorily redeemable capital stock (Note 10)	1,543	1,624
Accrued interest payable	41,080	45,575
Affordable Housing Program payable	42,158	41,129
Derivative liabilities, net (Notes 6, 9)	3,104	4,404
Other liabilities	68,911	71,358

TOTAL LIABILITIES	43,663,829	49,923,945

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2021	12/31/2020
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 3,279 and 4,122 shares issued and outstanding) (Note 10)	$327,885	$412,225
Class B ($100 par value; 11,288 and 11,618 shares issued and outstanding) (Note 10)	1,128,851	1,161,779
Total capital stock	1,456,736	1,574,004

Retained earnings:
Unrestricted	822,793	793,331
Restricted	273,498	258,124
Total retained earnings	1,096,291	1,051,455

Accumulated other comprehensive income (loss) (Note 11)	93,544	42,308

TOTAL CAPITAL	2,646,571	2,667,767

TOTAL LIABILITIES AND CAPITAL	$46,310,400	$52,591,712

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
INTEREST INCOME:
Interest-bearing deposits	$215	$560	$484	$5,265
Securities purchased under agreements to resell	401	938	890	15,528
Federal funds sold	460	454	980	3,942
Trading securities	16,483	18,083	32,868	38,272
Available-for-sale securities	7,411	9,871	18,888	34,165
Held-to-maturity securities	1,847	7,416	5,785	24,484
Advances	30,309	60,265	65,752	191,152
Mortgage loans held for portfolio	51,443	73,664	104,921	158,770
Other	242	300	499	654
Total interest income	108,811	171,551	231,067	472,232

INTEREST EXPENSE:
Deposits	103	77	211	1,631
Consolidated obligations:
Discount notes	1,069	21,760	3,067	114,711
Bonds	40,151	92,744	86,666	243,486
Mandatorily redeemable capital stock	9	14	18	38
Other	249	279	506	603
Total interest expense	41,581	114,874	90,468	360,469

NET INTEREST INCOME	67,230	56,677	140,599	111,763
Provision (reversal) for credit losses on mortgage loans	2,312	1,337	2,298	601
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	64,918	55,340	138,301	111,162

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(13,411)	5,375	(40,158)	99,764
Net gains (losses) on sale of available-for-sale securities	—	—	—	1,523
Net gains (losses) on derivatives	(15)	(15,355)	17,566	(137,607)
Net gains (losses) on disposal of premises, software and equipment	—	(3,469)	—	(3,469)
Standby bond purchase agreement commitment fees	630	535	1,251	1,100
Letters of credit fees	1,588	1,639	3,271	3,042
Other	1,062	1,023	2,032	2,166
Total other income (loss)	(10,146)	(10,252)	(16,038)	(33,481)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
OTHER EXPENSES:
Compensation and benefits	$9,458	$9,058	$19,751	$19,519
Other operating	4,768	4,795	9,046	9,475
Federal Housing Finance Agency	1,109	1,022	2,219	2,045
Office of Finance	923	846	2,094	1,853
Advance subsidy	—	4,497	—	4,497
Mortgage loans transaction service fees	1,593	2,066	3,249	4,083
Other	294	312	491	567
Total other expenses	18,145	22,596	36,850	42,039

INCOME BEFORE ASSESSMENTS	36,627	22,492	85,413	35,642

Affordable Housing Program	3,663	2,250	8,543	3,568

NET INCOME	$32,964	$20,242	$76,870	$32,074

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Net income	$32,964	$20,242	$76,870	$32,074

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	21,852	35,597	51,086	(58,534)
Defined benefit pension plan	78	28	150	54
Total other comprehensive income (loss)	21,930	35,625	51,236	(58,480)

TOTAL COMPREHENSIVE INCOME (LOSS)	$54,894	$55,867	$128,106	$(26,406)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2020	4,484	$448,404	13,539	$1,353,892	18,023	$1,802,296	$743,731	$236,881	$980,612	$(69,319)	$2,713,589
Comprehensive income							16,194	4,048	20,242	35,625	55,867
Proceeds from issuance of capital stock	8	766	2,958	295,822	2,966	296,588					296,588
Repurchase/redemption of capital stock	—	—	(202)	(20,197)	(202)	(20,197)					(20,197)
Net reclassification of shares to mandatorily redeemable capital stock	(4,696)	(469,580)	(2,318)	(231,801)	(7,014)	(701,381)					(701,381)
Net transfer of shares between Class A and Class B	5,211	521,089	(5,211)	(521,089)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 0.5%, Class B - 5.5%):
Cash payment							(71)		(71)		(71)
Stock issued			147	14,697	147	14,697	(14,697)		(14,697)		—
Balance at June 30, 2020	5,007	$500,679	8,913	$891,324	13,920	$1,392,003	$755,700	$240,929	$996,629	$(33,694)	$2,354,938

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2021	3,762	$376,196	11,642	$1,164,169	15,404	$1,540,365	$812,169	$266,905	$1,079,074	$71,614	$2,691,053
Comprehensive income							26,371	6,593	32,964	21,930	54,894
Proceeds from issuance of capital stock	30	2,971	3,553	355,262	3,583	358,233					358,233
Repurchase/redemption of capital stock	(2,207)	(220,659)	(111)	(11,076)	(2,318)	(231,735)					(231,735)
Net reclassification of shares to mandatorily redeemable capital stock	(1,504)	(150,322)	(755)	(75,487)	(2,259)	(225,809)					(225,809)
Net transfer of shares between Class A and Class B	3,198	319,699	(3,198)	(319,699)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(65)		(65)		(65)
Stock issued			157	15,682	157	15,682	(15,682)		(15,682)		—
Balance at June 30, 2021	3,279	$327,885	11,288	$1,128,851	14,567	$1,456,736	$822,793	$273,498	$1,096,291	$93,544	$2,646,571

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							25,659	6,415	32,074	(58,480)	(26,406)
Proceeds from issuance of capital stock	8	813	5,505	550,526	5,513	551,339					551,339
Repurchase/redemption of capital stock	—	—	(586)	(58,634)	(586)	(58,634)					(58,634)
Net reclassification of shares to mandatorily redeemable capital stock	(6,621)	(662,140)	(2,445)	(244,551)	(9,066)	(906,691)					(906,691)
Net transfer of shares between Class A and Class B	7,144	714,396	(7,144)	(714,396)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 1.2%, Class B - 6.5%):
Cash payment							(141)		(141)		(141)
Stock issued			395	39,533	395	39,533	(39,533)		(39,533)		—
Balance at June 30, 2020	5,007	$500,679	8,913	$891,324	13,920	$1,392,003	$755,700	$240,929	$996,629	$(33,694)	$2,354,938

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767
Comprehensive income							61,496	15,374	76,870	51,236	128,106
Proceeds from issuance of capital stock	35	3,471	8,167	816,689	8,202	820,160					820,160
Repurchase/redemption of capital stock	(3,538)	(353,774)	(315)	(31,507)	(3,853)	(385,281)					(385,281)
Net reclassification of shares to mandatorily redeemable capital stock	(4,660)	(465,970)	(1,181)	(118,082)	(5,841)	(584,052)					(584,052)
Net transfer of shares between Class A and Class B	7,320	731,933	(7,320)	(731,933)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(129)		(129)		(129)
Stock issued			319	31,905	319	31,905	(31,905)		(31,905)		—
Balance at June 30, 2021	3,279	$327,885	11,288	$1,128,851	14,567	$1,456,736	$822,793	$273,498	$1,096,291	$93,544	$2,646,571

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2021	06/30/2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,870	$32,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(9,003)	(27,858)
Concessions on consolidated obligations	3,592	17,768
Premiums and discounts on investments, net	8,968	10,090
Premiums, discounts and commitment fees on advances, net	(2,592)	(1,686)
Premiums, discounts and deferred loan costs on mortgage loans, net	30,663	28,139
Fair value adjustments on hedged assets or liabilities	2,245	2,293
Premises, software and equipment	1,645	1,647
Other	150	54
Provision (reversal) for credit losses on mortgage loans	2,298	601
Non-cash interest on mandatorily redeemable capital stock	17	37
Net realized (gains) losses on sale of available-for-sale securities	—	(1,523)
Net realized (gains) losses on disposal of premises, software and equipment	—	3,469
Other adjustments, net	(139)	4,441
Net (gains) losses on trading securities	40,158	(99,764)
Net change in derivatives and hedging activities	143,042	(312,613)
(Increase) decrease in accrued interest receivable	13,513	30,950
Change in net accrued interest included in derivative assets	(4,580)	14,713
(Increase) decrease in other assets	474	1,320
Increase (decrease) in accrued interest payable	(4,845)	(42,834)
Change in net accrued interest included in derivative liabilities	(4,031)	(62)
Increase (decrease) in Affordable Housing Program liability	1,029	(2,628)
Increase (decrease) in other liabilities	(2,366)	(5,323)
Total adjustments	220,238	(378,769)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	297,108	(346,695)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2021	06/30/2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$324,383	$(421,226)
Net (increase) decrease in securities purchased under resale agreements	600,000	300,000
Net (increase) decrease in Federal funds sold	(271,000)	(670,000)
Proceeds from sale of trading securities	—	275,186
Proceeds from maturities of and principal repayments on trading securities	964,650	332,497
Purchases of trading securities	(1,500,000)	(600,000)
Proceeds from sale of available-for-sale securities	—	289,045
Proceeds from maturities of and principal repayments on available-for-sale securities	1,148,174	47,240
Purchases of available-for-sale securities	(550,335)	(430,610)
Proceeds from maturities of and principal repayments on held-to-maturity securities	261,616	386,780
Advances repaid	249,739,414	149,038,996
Advances originated	(249,626,718)	(140,053,196)
Principal collected on mortgage loans	1,952,872	1,680,347
Purchases of mortgage loans	(1,111,712)	(2,036,535)
Proceeds from sale of foreclosed assets	604	1,157
Other investing activities	1,754	1,640
Purchases of premises, software and equipment	(633)	(480)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,933,069	8,140,841

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(140,796)	197,952
Net proceeds from issuance of consolidated obligations:
Discount notes	150,599,735	317,940,542
Bonds	20,803,806	22,150,583
Payments for maturing and retired consolidated obligations:
Discount notes	(151,151,746)	(331,811,195)
Bonds	(26,332,300)	(17,754,850)
Proceeds from financing derivatives	—	3,470
Net interest payments received (paid) for financing derivatives	(11,356)	(5,803)
Proceeds from issuance of capital stock	820,160	551,339
Payments for repurchase/redemption of capital stock	(385,281)	(58,634)
Payments for repurchase of mandatorily redeemable capital stock	(584,150)	(906,835)
Cash dividends paid	(129)	(141)
Partial recovery of prior capital distribution to Financing Corporation	—	10,543
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,382,057)	(9,683,029)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,151,880)	(1,888,883)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,570,415	1,917,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418,535	$28,283

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2021	06/30/2020
Supplemental disclosures:
Interest paid	$101,557	$428,134
Affordable Housing Program payments	$7,739	$6,245
Net transfers of mortgage loans to other assets	$220	$582
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance	$2,019,635	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2021

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020 by transferring LIBOR-indexed securities. See Note 3 – Investments for additional information related to this transfer. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. FHLBank is in the process of evaluating the guidance and the other optional expedients, and the effect on FHLBank's financial condition, results of operations and cash flows has not yet been determined.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Ratings Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of June 30, 2021, approximately 33 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of June 30, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of June 30, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $45,000 and $4,000, respectively, as of June 30, 2021, and $80,000 and $3,000, respectively, as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements excludes accrued interest receivable of $6,000 for both June 30, 2021 and December 31, 2020.

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

Trading Securities: Trading securities by major security type as of June 30, 2021 and December 31, 2020 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2021	12/31/2020
Non-mortgage-backed securities:
Certificates of deposit	$575,009	$—
U.S. Treasury obligations	1,283,145	1,298,518
GSE debentures	424,515	431,875
Non-mortgage-backed securities	2,282,669	1,730,393
Mortgage-backed securities:
GSE MBS	835,899	892,983
Mortgage-backed securities	835,899	892,983
TOTAL	$3,118,568	$2,623,376

Net gains (losses) on trading securities during the three and six months ended June 30, 2021 and 2020 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Net gains (losses) on trading securities held as of June 30, 2021	$(10,745)	$6,568	$(36,591)	$96,613
Net gains (losses) on trading securities sold or matured prior to June 30, 2021	(2,666)	(1,193)	(3,567)	3,151
NET GAINS (LOSSES) ON TRADING SECURITIES	$(13,411)	$5,375	$(40,158)	$99,764

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2021 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $22,182,000 as of June 30, 2021.

Table 3.3

	06/30/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,006,411	$3,685	$(53)	$3,010,043
Non-mortgage-backed securities	3,006,411	3,685	(53)	3,010,043
Mortgage-backed securities:
U.S. obligation MBS	60,183	319	(8)	60,494
GSE MBS	4,907,451	93,520	(1,181)	4,999,790
Mortgage-backed securities	4,967,634	93,839	(1,189)	5,060,284
TOTAL	$7,974,045	$97,524	$(1,242)	$8,070,327

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of June 30, 2021 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$249,763	$(53)	$—	$—	$249,763	$(53)
Non-mortgage-backed securities	249,763	(53)	—	—	249,763	(53)
Mortgage-backed securities:
U.S. obligation MBS	—	—	7,173	(8)	7,173	(8)
GSE MBS	42,804	(47)	893,323	(1,134)	936,127	(1,181)
Mortgage-backed securities	42,804	(47)	900,496	(1,142)	943,300	(1,189)
TOTAL	$292,567	$(100)	$900,496	$(1,142)	$1,193,063	$(1,242)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2021 and December 31, 2020 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,210,561	$1,211,227	$1,767,608	$1,768,588
Due after one year through five years	1,795,850	1,798,816	1,773,803	1,777,737
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,006,411	3,010,043	3,541,411	3,546,325
Mortgage-backed securities	4,967,634	5,060,284	3,154,703	3,194,985
TOTAL	$7,974,045	$8,070,327	$6,696,114	$6,741,310

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 3.8 presents details of the sales for the six months ended June 30, 2020 (in thousands). There were no sales of available-for-sale securities during the six months ended June 30, 2021 or during the three months ended June 30, 2021 and 2020.

Table 3.8

Six Months Ended
06/30/2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2021 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $254,000 as of June 30, 2021.

Table 3.9

	06/30/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$78,095	$—	$(2,696)	$75,399
Non-mortgage-backed securities	78,095	—	(2,696)	75,399
Mortgage-backed securities:
GSE MBS	391,800	7,899	(16)	399,683
Mortgage-backed securities	391,800	7,899	(16)	399,683
TOTAL	$469,895	$7,899	$(2,712)	$475,082

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of June 30, 2021 and December 31, 2020 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	06/30/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	48,095	46,588	48,960	47,280
Due after ten years	30,000	28,811	30,000	28,390
Non-mortgage-backed securities	78,095	75,399	78,960	75,670
Mortgage-backed securities	391,800	399,683	2,668,032	2,674,446
TOTAL	$469,895	$475,082	$2,746,992	$2,750,116

During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting the provision, FHLBank transferred held-to-maturity securities with an amortized cost of $2,019,635,000 to available-for-sale and recorded unrealized gains in accumulated other comprehensive income (AOCI) of $4,059,000.

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of June 30, 2021 and December 31, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

FHLBank's held-to-maturity securities: (1) were all highly-rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. obligations or GSE MBS, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2021 and December 31, 2020, FHLBank had advances outstanding at interest rates ranging from 0.11 percent to 7.20 percent. Table 4.1 presents advances summarized by redemption term as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $13,279,000 and $15,588,000 as of June 30, 2021 and December 31, 2020, respectively.

Table 4.1

	06/30/2021		12/31/2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,113,188	0.37%	$12,540,970	0.45%
Due after one year through two years	1,523,510	1.15	1,591,133	1.20
Due after two years through three years	1,695,729	1.33	1,268,307	1.73
Due after three years through four years	1,537,214	1.20	1,305,047	1.47
Due after four years through five years	825,821	1.55	1,033,221	1.40
Thereafter	3,168,354	1.82	3,233,763	1.90
Total par value	20,863,816	0.84%	20,972,441	0.92%
Discounts	(19,484)		(18,071)
Hedging adjustments	151,176		272,453
TOTAL	$20,995,508		$21,226,823

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. In October 2020, FHLBank placed a moratorium on the issuance of convertible advances; however, $1,555,950,000 remain outstanding.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of June 30, 2021 and December 31, 2020 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	06/30/2021	12/31/2020	06/30/2021	12/31/2020
Due in one year or less	$13,636,428	$14,271,213	$13,189,288	$13,563,370
Due after one year through two years	1,139,172	1,161,239	1,760,460	1,861,133
Due after two years through three years	1,292,760	981,503	1,802,729	1,489,057
Due after three years through four years	1,057,705	773,881	1,625,114	1,400,447
Due after four years through five years	824,048	796,495	801,471	1,008,871
Thereafter	2,913,703	2,988,110	1,684,754	1,649,563
TOTAL PAR VALUE	$20,863,816	$20,972,441	$20,863,816	$20,972,441

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment terms for advances as of June 30, 2021 and December 31, 2020 (in thousands):

Table 4.3

Redemption Term	06/30/2021	12/31/2020
Fixed rate:
Due in one year or less	$10,814,688	$9,838,379
Due after one year	6,865,566	6,663,459
Total fixed rate	17,680,254	16,501,838
Variable rate:
Due in one year or less	1,298,500	2,702,591
Due after one year	1,885,062	1,768,012
Total variable rate	3,183,562	4,470,603
TOTAL PAR VALUE	$20,863,816	$20,972,441

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of June 30, 2021 and December 31, 2020, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2021 and December 31, 2020, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three and six months ended June 30, 2021 and 2020.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of June 30, 2021 and December 31, 2020, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2021 and December 31, 2020 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $38,544,000 and $44,101,000 as of June 30, 2021 and December 31, 2020, respectively.

Table 5.1

	06/30/2021	12/31/2020
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,402,570	$1,419,725
Fixed rate, long-term, single-family mortgages	6,828,067	7,666,912
Total unpaid principal balance	8,230,637	9,086,637
Premiums	111,898	128,231
Discounts	(1,622)	(1,865)
Deferred loan costs, net	100	123
Other deferred fees	(19)	(25)
Hedging adjustments	(5,379)	(2,717)
Total before allowance for credit losses on mortgage loans	8,335,615	9,210,384
Allowance for credit losses on mortgage loans	(7,552)	(5,177)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,328,063	$9,205,207

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of June 30, 2021 and December 31, 2020 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2021	12/31/2020
Conventional loans	$7,775,985	$8,563,349
Government-guaranteed or -insured loans	454,652	523,288
TOTAL UNPAID PRINCIPAL BALANCE	$8,230,637	$9,086,637

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

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of June 30, 2021 (dollar amounts in thousands):

Table 5.3

	06/30/2021
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2017	2017	2018	2019	2020	2021
Amortized Cost:[1]
Past due 30-59 days delinquent	$18,256	$4,708	$4,023	$11,528	$4,350	$1,081	$43,946	$8,386	$52,332
Past due 60-89 days delinquent	6,867	1,783	3,424	5,660	680	—	18,414	5,545	23,959
Past due 90 days or more delinquent	13,321	5,722	8,685	21,770	2,330	—	51,828	18,132	69,960
Total past due	38,444	12,213	16,132	38,958	7,360	1,081	114,188	32,063	146,251
Total current loans	2,044,293	513,223	472,846	1,627,405	2,050,056	1,052,559	7,760,382	428,982	8,189,364
Total mortgage loans	$2,082,737	$525,436	$488,978	$1,666,363	$2,057,416	$1,053,640	$7,874,570	$461,045	$8,335,615

Other delinquency statistics:
In process of foreclosure[2]							$2,561	$1,166	$3,727
Serious delinquency rate[3]							0.7%	3.9%	0.9%
Past due 90 days or more and still accruing interest							$—	$18,132	$18,132
Loans on non-accrual status[4,5]							$70,982	$—	$70,982

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
4    Loans on non-accrual status include $1,249,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.
5    Includes $44,341,000 of conventional mortgage loans on non-accrual status that did not have an associated allowance for credit losses.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2021 and 2020.

Table 5.5

	Three Months Ended		Six Months Ended
Conventional Loans	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Balance, beginning of the period	$4,956	$6,468	$5,177	$985
Adjustment for cumulative effect of accounting change	—	—	—	6,123
Net (charge-offs) recoveries	284	(15)	77	81
Provision (reversal) for credit losses	2,312	1,337	2,298	601
Balance, end of the period	$7,552	$7,790	$7,552	$7,790

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of June 30, 2021 and December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2021 and December 31, 2020 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2021			12/31/2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$18,821,228	$16,989	$178,875	$15,862,207	$18,427	$261,431
Total derivatives designated as hedging relationships	18,821,228	16,989	178,875	15,862,207	18,427	261,431
Derivatives not designated as hedging instruments:
Interest rate swaps	2,440,154	—	45,473	2,476,659	107	68,210
Interest rate caps/floors	602,500	69	—	602,500	141	—
Mortgage delivery commitments	156,001	379	2	133,456	654	4
Total derivatives not designated as hedging instruments	3,198,655	448	45,475	3,212,615	902	68,214
TOTAL	$22,019,883	17,437	224,350	$19,074,822	19,329	329,645
Netting adjustments and cash collateral[1]		130,811	(221,246)		129,539	(325,241)
DERIVATIVE ASSETS AND LIABILITIES		$148,248	$3,104		$148,868	$4,404

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $352,057,000 and $455,080,000 as of June 30, 2021 and December 31, 2020, respectively. Cash collateral received was $0 and $300,000 as of June 30, 2021 and December 31, 2020, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2021 and 2020, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$30,309	$7,411	$1,069	$40,151
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(34,074)	$(44,845)	$—	$10,529
Hedged items[2]	16,080	17,973	(29)	(2,178)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(17,994)	$(26,872)	$(29)	$8,351

	Three Months Ended
	06/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$60,265	$9,871	$21,760	$92,744
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(31,591)	$(35,810)	$24	$1,919
Hedged items[2]	19,718	4,490	14,257	10,959
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(11,873)	$(31,320)	$14,281	$12,878

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2021 and 2020, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$65,752	$18,888	$3,067	$86,666
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$82,600	$79,830	$13	$(10,764)
Hedged items[2]	(115,234)	(130,067)	(33)	26,442
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(32,634)	$(50,237)	$(20)	$15,678

	Six Months Ended
	6/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$191,152	$34,165	$114,711	$243,486
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(291,723)	$(396,093)	$18,547	$47,365
Hedged items[2]	276,560	348,633	(1,433)	(28,866)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(15,163)	$(47,460)	$17,114	$18,499

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2021 and December 31, 2020 (in thousands):

Table 6.4

06/30/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,198,372	$138,527	$12,649	$151,176
Available-for-sale securities	6,034,355	188,870	—	188,870
Consolidated obligation bonds	(6,984,062)	(8,212)	—	(8,212)

12/31/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,895,962	$261,304	$11,149	$272,453
Available-for-sale securities	6,696,114	320,063	—	320,063
Consolidated discount notes	(174,855)	33	—	33
Consolidated obligation bonds	(3,791,848)	(34,654)	—	(34,654)

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$11,114	$(1,345)	$45,565	$(113,060)
Interest rate caps/floors	(232)	(158)	(72)	(13)
Net interest settlements	(13,054)	(12,962)	(25,895)	(18,116)
Mortgage delivery commitments	2,157	(890)	(2,032)	(6,418)
NET GAINS (LOSSES) ON DERIVATIVES	$(15)	$(15,355)	$17,566	$(137,607)

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. There was no credit risk applicable to a single counterparty as of June 30, 2021. The maximum credit risk applicable to a single counterparty was $247,000 as of December 31, 2020.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2021 and December 31, 2020.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 7.1 details the types of deposits held by FHLBank as of June 30, 2021 and December 31, 2020 (in thousands):

Table 7.1

	06/30/2021	12/31/2020
Interest-bearing:
Demand	$335,850	$308,604
Overnight	607,800	660,400
Term	2,750	2,750
Total interest-bearing	946,400	971,754
Non-interest-bearing:
Other	142,465	257,607
Total non-interest-bearing	142,465	257,607
TOTAL DEPOSITS	$1,088,865	$1,229,361

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Table 8.1

	06/30/2021		12/31/2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$20,083,550	0.18%	$27,921,650	0.31%
Due after one year through two years	2,160,200	1.09	1,267,800	1.45
Due after two years through three years	1,032,600	1.21	1,216,600	1.91
Due after three years through four years	1,369,200	1.08	831,700	1.58
Due after four years through five years	1,790,000	0.87	836,100	1.22
Thereafter	5,630,050	1.55	5,518,800	1.60
Total par value	32,065,600	0.59%	37,592,650	0.63%
Premiums	29,971		38,219
Discounts	(2,934)		(3,303)
Concession fees	(12,697)		(14,143)
Hedging adjustments	8,212		34,654
TOTAL	$32,088,152		$37,648,077

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2021 and December 31, 2020 includes callable bonds totaling $7,997,000,000 and $6,878,000,000, respectively. FHLBank uses unswapped callable bonds to finance callable fixed rate advances (Note 4), MBS (Note 3) and mortgage loans (Note 5). FHLBank also enters into interest rate swap agreements (in which FHLBank generally pays a variable rate and receives a fixed rate) with call features that mirror the options in fixed rate callable bonds (a sold callable swap). The combined sold callable swap and callable debt transaction allows FHLBank to obtain attractively priced variable rate financing. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2021 and December 31, 2020 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	06/30/2021	12/31/2020
Due in one year or less	$28,058,050	$34,299,650
Due after one year through two years	2,037,200	1,142,800
Due after two years through three years	767,100	815,100
Due after three years through four years	582,200	399,700
Due after four years through five years	164,000	391,100
Thereafter	457,050	544,300
TOTAL PAR VALUE	$32,065,600	$37,592,650

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2021 and December 31, 2020 (in thousands):

Table 8.3

	06/30/2021	12/31/2020
Simple variable rate	$16,143,000	$23,752,000
Fixed rate	15,372,600	13,840,650
Step	550,000	—
TOTAL PAR VALUE	$32,065,600	$37,592,650

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2021	$10,330,016	$10,330,290	0.02%

December 31, 2020	$10,882,417	$10,883,608	0.08%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020 (in thousands):

Table 9.1

06/30/2021
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$17,356	$(16,777)	$579	$(379)	$200
Cleared derivatives	81	147,588	147,669	—	147,669
Total derivative assets	17,437	130,811	148,248	(379)	147,869
Securities purchased under agreements to resell	2,000,000	—	2,000,000	(2,000,000)	—
TOTAL	$2,017,437	$130,811	$2,148,248	$(2,000,379)	$147,869

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2021 and December 31, 2020 (in thousands):

Table 9.3

06/30/2021
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$220,627	$(217,523)	$3,104	$(2)	$3,102
Cleared derivatives	3,723	(3,723)	—	—	—
Total derivative liabilities	224,350	(221,246)	3,104	(2)	3,102
TOTAL	$224,350	$(221,246)	$3,104	$(2)	$3,102

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Table 10.1

	06/30/2021		12/31/2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$288,627	$2,225,776	$192,927	$2,213,868
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.0%
Total regulatory capital	$1,852,416	$2,554,570	$2,103,668	$2,627,083
Leverage capital ratio	5.0%	7.9%	5.0%	7.1%
Leverage capital	$2,315,520	$3,667,458	$2,629,586	$3,734,017

Capital Stock: FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock. Each member is required to hold capital stock to become and remain a member of FHLBank (Asset-based Stock Purchase Requirement; Class A Common Stock) and enter into specified activities with FHLBank including, but not limited to, access to FHLBank’s credit products and selling Acquired Member Assets (AMA) to FHLBank (Activity-based Stock Purchase Requirement; Class A Common Stock to the extent of a member’s Asset-based Stock Purchase Requirement, then Class B Common Stock for the remainder). The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3.0 percent of the principal amount of AMA outstanding for the member, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, plus 0.25 percent of letters of credit balances outstanding, less the member’s Asset-based Stock Purchase Requirement. As of December 31, 2020, there was no Activity-based Stock Purchase Requirement for letters of credit. However, the Letter of Credit Activity-based Stock Purchase Requirement increased to 0.25 percent from the previous requirement of zero percent, effective January 22, 2021. The change in the Activity-based Stock Purchase Requirements did not change for former members with outstanding business transactions.

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2021 and 2020 (in thousands):

Table 10.2

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Balance, beginning of period	$1,585	$2,390	$1,624	$2,415
Capital stock subject to mandatory redemption reclassified from equity during the period	225,809	701,381	584,052	1,007,338
Capital stock redemption cancellations reclassified to equity during the period	—	—	—	(100,647)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(225,860)	(701,476)	(584,150)	(906,835)
Stock dividend classified as mandatorily redeemable capital stock during the period	9	13	17	37
Balance, end of period	$1,543	$2,308	$1,543	$2,308

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2021, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended June 30, 2021 and 2020 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2020	$(67,343)	$(1,976)	$(69,319)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	35,597		35,597
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		28	28
Net current period other comprehensive income (loss)	35,597	28	35,625
Balance at June 30, 2020	$(31,746)	$(1,948)	$(33,694)

Balance at March 31, 2021	$74,430	$(2,816)	$71,614
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[2]	21,852		21,852
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		78	78
Net current period other comprehensive income (loss)	21,852	78	21,930
Balance at June 30, 2021	$96,282	$(2,738)	$93,544

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).
2    Includes $4,059,000 related to the transfer of securities from held-to-maturity to available-for-sale upon the adoption of reference rate reform guidance.

Table 11.2 summarizes the changes in AOCI for the six months ended June 30, 2021 and 2020 (in thousands):

Table 11.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(57,011)		(57,011)
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[1]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[2]		54	54
Net current period other comprehensive income (loss)	(58,534)	54	(58,480)
Balance at June 30, 2020	$(31,746)	$(1,948)	$(33,694)

Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[3]	51,086		51,086
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		150	150
Net current period other comprehensive income (loss)	51,086	150	51,236
Balance at June 30, 2021	$96,282	$(2,738)	$93,544

1    Recorded in “Net gains (losses) on sale of available-for-sale securities” non-interest income on the Statements of Income. Amount represents a credit (increase to other income (loss)).
2    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).
3    Includes $4,059,000 related to the transfer of securities from held-to-maturity to available-for-sale upon the adoption of reference rate reform guidance.
NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2021 and December 31, 2020. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2021 and 2020.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2021 and December 31, 2020. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2021 and December 31, 2020 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	06/30/2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$418,535	$418,535	$418,535	$—	$—	$—
Interest-bearing deposits	538,924	538,924	—	538,924	—	—
Securities purchased under agreements to resell	2,000,000	2,000,000	—	2,000,000	—	—
Federal funds sold	2,051,000	2,051,000	—	2,051,000	—	—
Trading securities	3,118,568	3,118,568	—	3,118,568	—	—
Available-for-sale securities	8,070,327	8,070,327	—	8,070,327	—	—
Held-to-maturity securities	469,895	475,082	—	399,683	75,399	—
Advances	20,995,508	21,101,614	—	21,101,614	—	—
Mortgage loans held for portfolio, net of allowance	8,328,063	8,427,643	—	8,416,123	11,520	—
Accrued interest receivable	84,567	84,567	—	84,567	—	—
Derivative assets	148,248	148,248	—	17,437	—	130,811
Liabilities:
Deposits	1,088,865	1,088,865	—	1,088,865	—	—
Consolidated obligation discount notes	10,330,016	10,329,442	—	10,329,442	—	—
Consolidated obligation bonds	32,088,152	32,121,717	—	32,121,717	—	—
Mandatorily redeemable capital stock	1,543	1,543	1,543	—	—	—
Accrued interest payable	41,080	41,080	—	41,080	—	—
Derivative liabilities	3,104	3,104	—	224,350	—	(221,246)
Other Asset (Liability):
Industrial revenue bonds	35,000	36,815	—	36,815	—	—
Financing obligation payable	(35,000)	(36,815)	—	(36,815)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2021 and December 31, 2020 (in thousands).

Table 12.3

	06/30/2021
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$575,009	$—	$575,009	$—	$—
U.S. Treasury obligations	1,283,145	—	1,283,145	—	—
GSE debentures	424,515	—	424,515	—	—
GSE MBS	835,899	—	835,899	—	—
Total trading securities	3,118,568	—	3,118,568	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,010,043	—	3,010,043	—	—
U.S. obligation MBS	60,494	—	60,494	—	—
GSE MBS	4,999,790	—	4,999,790	—	—
Total available-for-sale securities	8,070,327	—	8,070,327	—	—
Derivative assets:
Interest-rate related	147,869	—	17,058	—	130,811
Mortgage delivery commitments	379	—	379	—	—
Total derivative assets	148,248	—	17,437	—	130,811
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$11,337,143	$—	$11,206,332	$—	$130,811

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$3,102	$—	$224,348	$—	$(221,246)
Mortgage delivery commitments	2	—	2	—	—
Total derivative liabilities	3,104	—	224,350	—	(221,246)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$3,104	$—	$224,350	$—	$(221,246)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$11,581	$—	$—	$11,581	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$11,581	$—	$—	$11,581	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the six months ended June 30, 2021 and still outstanding as of June 30, 2021.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended (Bank Act) or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $624,350,759,000 and $698,296,045,000 as of June 30, 2021 and December 31, 2020, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of June 30, 2021, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2021 and December 31, 2020, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	06/30/2021			12/31/2020
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,761,621	$1,984	$4,763,605	$5,436,165	$4,251	$5,440,416
Advance commitments outstanding	16,090	8,911	25,001	19,693	21,001	40,694
Principal commitments for standby bond purchase agreements	70,685	666,415	737,100	380,615	317,710	698,325
Commitments to fund or purchase mortgage loans	156,001	—	156,001	133,456	—	133,456
Commitments to issue consolidated bonds, at par	35,000	—	35,000	4,000	—	4,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,378,000 and $1,554,000 as of June 30, 2021 and December 31, 2020, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2024, though some are renewable at the option of FHLBank. As of June 30, 2021 and December 31, 2020, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the six months ended June 30, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the six months ended June 30, 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $377,000 and $650,000 as of June 30, 2021 and December 31, 2020, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2021 and December 31, 2020 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

06/30/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$24,654	7.5%	$335,473	29.7%	$360,127	24.7%
TOTAL		$24,654	7.5%	$335,473	29.7%	$360,127	24.7%

Table 14.2

12/31/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$825	0.2%	$339,524	29.2%	$340,349	21.6%
TOTAL		$825	0.2%	$339,524	29.2%	$340,349	21.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2021 and December 31, 2020 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	06/30/2021		12/31/2020		06/30/2021		12/31/2020
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$7,465,000	35.8%	$7,460,000	35.6%	$537	—%	$713	0.1%
TOTAL	$7,465,000	35.8%	$7,460,000	35.6%	$537	—%	$713	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2021 and 2020.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of June 30, 2021 and December 31, 2020 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	06/30/2021		12/31/2020
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$153,024	0.7%	$161,021	0.8%

Deposits	$48,621	4.5%	$25,459	2.1%

Class A Common Stock	$6,858	2.1%	$10,298	2.5%
Class B Common Stock	17,528	1.6	21,200	1.8
TOTAL CAPITAL STOCK	$24,386	1.7%	$31,498	2.0%

Table 14.5 presents mortgage loans acquired during the three and six months ended June 30, 2021 and 2020 for members that had an officer or director serving on FHLBank’s board of directors in 2021 or 2020 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Six Months Ended
	06/30/2021		06/30/2020		06/30/2021		06/30/2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$10,888	1.9%	$40,701	3.6%	$18,971	1.7%	$86,810	4.3%

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

We serve eligible financial institutions in Colorado, Kansas, Nebraska, and Oklahoma (collectively, the Tenth District of the FHLBank System), who are also the member-owners of FHLBank. Initially, a member is required to purchase shares of Class A Common Stock based on the member’s total assets subject to a per member cap of $500,000. Each member may be required to purchase activity-based capital stock (Class B Common Stock) as it engages in certain business activities with FHLBank, including advances, AMA and letters of credit, at levels determined by management with the board of director’s approval and within the ranges stipulated in our Capital Plan. Our Advances Activity-based Stock Purchase Requirement is 4.5 percent of the outstanding principal balance of advances; the AMA Activity-based Stock Purchase Requirement is three percent of the outstanding principal balance of AMA originated by or through that member and acquired by FHLBank, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year; and the Letter of Credit Activity-based Stock Purchase Requirement is 0.25 percent of letters of credit balances outstanding. The AMA Activity-based Purchase Requirement had been suspended for current members since July 2013. Former members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding. The change in the Activity-based Stock Purchase Requirements did not change for former members with outstanding business transactions. Our capital increases when members are required to purchase additional capital stock in the form of Class B Common Stock to support an increase in their advance borrowings, AMA balances, or letters of credit activity. For additional discussion of these changes to capital requirements, see "Liquidity and Capital Resources – Capital" under this Item 2.

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

We continue to conduct business without operational difficulties or disruptions despite the ongoing COVID-19 pandemic. Most of our employees began working remotely in March 2020. We began bringing employees back to the office voluntarily and in phases beginning in March 2021 as local infection rates at the time began to decline and vaccinations became readily accessible. We continue to follow the Center for Disease Control (CDC) guidelines and, subject to developments arising from the Delta variant or other variants of COVID-19, expect the majority of our employees to return to the office in early September 2021.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2021	03/31/2021	12/31/2020	09/30/2020	06/30/2020
Statement of Condition (as of period end):
Total assets	$46,310,400	$48,500,428	$52,591,712	$53,011,374	$53,533,936
Investments[1]	16,248,714	18,361,631	17,251,975	19,917,184	20,633,427
Advances	20,995,508	21,068,366	21,226,823	22,616,252	21,528,991
Mortgage loans, net[2]	8,328,063	8,667,085	9,205,207	10,093,466	10,945,717
Total liabilities	43,663,829	45,809,375	49,923,945	50,411,438	51,178,998
Deposits	1,088,865	1,262,945	1,229,361	1,016,316	988,292
Consolidated obligation discount notes, net[3]	10,330,016	10,072,689	10,882,417	11,936,214	13,560,839
Consolidated obligation bonds, net[3]	32,088,152	34,314,007	37,648,077	37,294,169	36,445,676
Total consolidated obligations, net[3]	42,418,168	44,386,696	48,530,494	49,230,383	50,006,515
Mandatorily redeemable capital stock	1,543	1,585	1,624	1,914	2,308
Total capital	2,646,571	2,691,053	2,667,767	2,599,936	2,354,938
Capital stock	1,456,736	1,540,365	1,574,004	1,580,741	1,392,003
Total retained earnings	1,096,291	1,079,074	1,051,455	1,022,566	996,629
AOCI	93,544	71,614	42,308	(3,371)	(33,694)
Statement of Income (for the quarterly period ended):
Net interest income	67,230	73,369	74,461	64,788	56,677
Provision (reversal) for credit losses on mortgage loans	2,312	(14)	(1,433)	116	1,337
Other income (loss)	(10,146)	(5,892)	(5,033)	(1,634)	(10,252)
Other expenses	18,145	18,705	19,758	18,610	22,596
Income before assessments	36,627	48,786	51,103	44,428	22,492
Affordable Housing Program (AHP) assessments	3,663	4,880	5,111	4,444	2,250
Net income	32,964	43,906	45,992	39,984	20,242
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash[4]	65	64	66	66	71
Dividends paid in stock[4]	15,682	16,223	17,037	13,981	14,697
Weighted average dividend rate[5]	4.06%	4.15%	4.09%	3.69%	3.69%
Dividend payout ratio[6]	47.77%	37.10%	37.19%	35.13%	72.95%
Return on average equity	4.83%	6.55%	6.75%	6.34%	3.20%
Return on average assets	0.27%	0.35%	0.34%	0.29%	0.14%
Average equity to average assets	5.56%	5.32%	5.01%	4.60%	4.37%
Net interest margin[7]	0.55%	0.59%	0.55%	0.47%	0.39%
Total capital ratio[8]	5.71%	5.55%	5.07%	4.90%	4.40%
Regulatory capital ratio[9]	5.52%	5.40%	5.00%	4.91%	4.47%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2    The allowance for credit losses on mortgage loans was $7,552,000, $4,956,000, $5,177,000, $7,926,000 and $7,790,000 as of June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
3    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.
4    Dividends reclassified as interest expense on mandatorily redeemable capital stock and not included as dividends recorded in accordance with GAAP were $9,000, $9,000, $9,000, $12,000 and $14,000 for the quarters ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020, respectively.
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
9    Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

Net income increased $12.8 million, or 62.8 percent, to $33.0 million for the three months ended June 30, 2021 compared to $20.2 million for the three months ended June 30, 2020 primarily due to an increase in net interest income of $10.5 million. For the six months ended June 30, 2021, net income increased $44.8 million, or 139.7 percent, to $76.9 million compared to $32.1 million for the six months ended June 30, 2020. The $44.8 million increase for the six months ended June 30, 2021 was primarily attributed to an increase in net interest income of $28.8 million and a net increase of $15.3 million related to fair value fluctuations on economic derivatives (i.e., derivatives not qualifying for hedge accounting) and trading securities. Other expenses declined by $4.5 million and $5.2 million for the current three- and six-month periods compared to the prior year mainly due to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances in the prior year periods.

Net interest income increased $10.5 million for the quarter, from $56.7 million for the three months ended June 30, 2020 to $67.2 million for the three months ended June 30, 2021. Net interest income increased $28.8 million for the current year-to-date period, from $111.8 million for the six months ended June 30, 2020 to $140.6 million for six months ended June 30, 2021.The increase for both the quarter and year-to-date periods was the result of a significant decrease in the cost of debt between periods. Net interest income for both periods was reduced by the decline in the average balance and average rate across most asset categories, most notably advances and mortgage loans, and the change in net interest settlements on fair value hedges. However, the reduction in interest income was more than offset by the significant decrease in our cost of debt.
Total assets decreased between periods, from $52.6 billion at December 31, 2020 to $46.3 billion at June 30, 2021 driven by the decrease in the short-term liquidity portfolio between those periods. Mortgage loans decreased by $0.9 billion from December 31, 2020 to June 30, 2021, representing 18.0 percent of total assets as of June 30, 2021, compared to 17.5 percent as of December 31, 2020. The average balance of mortgage loans decreased $2.3 billion, or 21.1 percent, for the first half of 2021 compared to the prior year period. Advances remained relatively flat from December 31, 2020 to June 30, 2021, decreasing slightly to $21.0 billion. The average balance of advances declined $3.8 billion, or 14.2 percent, for the first half of 2021 compared to June 30, 2020. Advance demand by members dropped significantly in the second quarter of 2020, as deposit inflows generally outpaced loan demand at depository members due to COVID-19 pandemic-related economic stimulus. Additionally, some members began utilizing the Federal Reserve Bank's liquidity facility instead of advances because of its neutral effect on regulatory capital. Advance demand has stabilized since this initial decline and has held steady at approximately $21 billion since the second quarter of 2020.

Total liabilities decreased $6.3 billion from December 31, 2020 to June 30, 2021 which corresponded with the decline in assets. The decrease in market interest rates and improvement in funding spreads allowed us to replace maturing and called debt at a lower cost, resulting in a 16 basis point increase in net interest margin and an 18 basis point increase in net interest spread for the three months ended June 30, 2021 compared to the prior year period. This decline in funding cost resulted in a 19 basis point increase in net interest margin and a 24 basis point increase in net interest spread for the first half of 2021 compared to the prior year period. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Financial Condition" under this Item 2.

Total capital decreased $21.2 million, or 0.8 percent, from December 31, 2020 to June 30, 2021 due to a decrease in excess capital stock partially offset by an increase in unrealized gains on available-for-sale securities and net income in excess of dividends paid.

Return on average equity (ROE) increased to 4.83 percent and 5.68 percent for the three and six months ended June 30, 2021, respectively, compared to 3.20 percent and 2.45 percent for the prior year periods due to the increase in net income for the current periods, especially relative to the adverse income impacts from the COVID-19 pandemic-related market volatility in the prior year periods. The increase in ROE for both periods was tempered somewhat by an increase in average capital. Dividends paid to members totaled $32.0 million for the six months ended June 30, 2021 compared to $39.7 million for the same periods in the prior year. From June 30, 2020 to June 30, 2021, the dividend rate for Class B Common Stock decreased from 5.50 percent to 5.25 percent, and the dividend rate for Class A Common Stock decreased from 0.50 percent to 0.25 percent. The weighted average dividend rate for the three and six months ended June 30, 2021 was 4.06 percent and 4.10 percent, which represented a dividend payout ratio of 47.8 percent and 41.7 percent, respectively, compared to a weighted average dividend rate of 3.69 percent and 4.85 percent, and a payout ratio of 73.0 percent and 123.7 percent, for the three and six months ended June 30, 2020, respectively. The inflated payout ratios for the three and six months ended June 30, 2020 was a result of the steep decline in net income from the aforementioned COVID-19 pandemic-related market volatility for those periods. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from Federal Open Market Committee of the Federal Reserve (FOMC) rate cuts in March 2020 to stimulate the U.S. economy.

Differences in the weighted average dividend rates between periods are due to the change in dividend rates and, to a lesser extent, the difference in the mix of outstanding Class A Common Stock and Class B Common Stock between those periods. Factors impacting the outstanding stock class mix during the first half of 2021 and, therefore, the average dividend rates, include regular exchanges of excess Class B Common Stock to Class A Common Stock and periodic repurchases of excess Class A Common Stock (see “Liquidity and Capital Resources - Capital” under this Item 2). We anticipate stock dividends on Class A Common Stock and Class B Common Stock will be at or near current levels for the remainder of 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy.
FHFA guidance requires that our strategic business plan describes how our business activities will achieve our mission consistent with the FHFA’s core mission achievement guidance. We intend to manage our balance sheet with an emphasis toward maintaining a primary mission asset ratio above 70 percent. Our ratio of average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available-for-sale with maturities of ten years or less utilizing par balances (primary mission asset ratio) was 76 percent for the six months ended June 30, 2021. However, because this ratio is dependent on several variables such as member demand for our advance and mortgage loan products, it is possible that our primary mission asset ratio will decline from our current level.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2021	06/30/2020	06/30/2021	06/30/2020	06/30/2021	12/31/2020	06/30/2020
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.02%	0.05%	0.03%	0.63%	0.05%	0.07%	0.10%
Federal funds effective rate[1]	0.07	0.06	0.07	0.64	0.08	0.09	0.08
Federal Reserve interest rate on excess reserves[1]	0.11	0.10	0.10	0.67	0.15	0.10	0.10
3-month U.S. Treasury bill[1]	0.02	0.13	0.03	0.62	0.04	0.07	0.14
3-month LIBOR[1]	0.16	0.60	0.18	1.07	0.15	0.24	0.30
2-year U.S. Treasury note[1]	0.17	0.19	0.15	0.64	0.25	0.12	0.15
5-year U.S. Treasury note[1]	0.83	0.36	0.72	0.76	0.89	0.36	0.29
10-year U.S. Treasury note[1]	1.58	0.68	1.45	1.03	1.47	0.92	0.66
30-year residential mortgage note rate[1,2]	3.19	3.39	3.13	3.56	3.20	2.90	3.29

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the second quarter of 2021, market conditions continued to improve from expanded reopening of the economy and continued government support. Interest rates remained at low levels but were slightly higher for maturities of two years and longer relative to the prevailing yields at the end of 2020. Inflation measures have increased during the second quarter of 2021 as bottlenecked supply chains and other economic factors caused temporary increases in prices of commodities and consumer goods, but inflation in general remains controlled. Mortgage rates increased during the second quarter of 2021 which resulted in slower prepayments compared to the first quarter of 2021. In early July, mortgage rates once again declined to near historical lows, as optimism began to wane among investors about the state of economic recovery from the COVID-19 pandemic. Housing inventory was constrained during the first half of 2021, which resulted in higher home prices. Financial institutions continued to experience high levels of liquidity and weak loan demand in the second quarter of 2021 resulting from continued fiscal and monetary policy support.

Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations remained relatively narrow during the first half of 2021, resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to ample liquidity available to FHLBank members. At the June 2021 meeting, the FOMC raised interest rates on excess reserves to 0.15 percent from 0.10 percent and the rate on overnight reverse repurchase agreements to 0.05 percent from 0 percent and maintained the Federal funds rate at a range between 0 percent and 0.25 percent. The FOMC said it would be appropriate to maintain its quantitative easing (QE), repo and overnight lending programs to keep credit available until labor market conditions have reached the FOMC's assessment of maximum employment and inflation has risen to and exceeds two percent for some time. The FOMC also stated its intent to continue its purchases of U.S. Treasuries and Agency MBS as part of its QE. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and dire economic outlooks for the next several years have driven Treasury and other benchmark rates to near historic lows. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world. The global economy appears to be emerging from the economic downturn, but recovery is threatened by a resurgence of infectious cases and the emergence of more contagious variants of the virus. The pace of global economic recovery is dependent upon the course of the virus and measures taken to control its spread, vaccination rates, the impact of policy support, and other structural economic factors. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Although we believe it is a declining risk, volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for the remainder of 2021 is uncertain, and it is likely that the FOMC will keep interest rates low or use other programs if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

In July 2017, the Financial Conduct Authority (FCA) announced that it planned to phase out the regulatory oversight of LIBOR interest rate indices by 2021. However, the FCA announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. This extends transition for existing instruments, many of which have inadequate fallback language, but is not intended to prolong transition for new LIBOR issuance. As of June 30, 2021, all of our exposure to LIBOR was in the 1-month, 3-month, and 6-month tenors. The Alternative Reference Rates Committee (ARRC) in the United States has formally endorsed the Secured Overnight Financing Rate (SOFR) as its recommended alternative to US Dollar (USD) LIBOR in the United States. SOFR is intended to be a broad measure of the cost of borrowing cash overnight collateralized by Treasury securities. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The SOFR derivatives market is established and usage of SOFR by market participants continues to increase but other indices, particularly those with a credit component, could emerge as potential alternatives or complements to SOFR. The majority of non-Treasury floating rate debt issuance in 2020 was indexed to SOFR. As noted throughout this quarterly report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to USD LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2021.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2021 vs. 06/30/2020		06/30/2021 vs. 06/30/2020
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(62,740)	(36.6)%	$(241,165)	(51.1)%
Total interest expense	(73,293)	(63.8)	(270,001)	(74.9)
Net interest income	10,553	18.6	28,836	25.8
Provision (reversal) for credit losses on mortgage loans	975	72.9	1,697	282.4
Net interest income after mortgage loan loss provision	9,578	17.3	27,139	24.4
Net gains (losses) on trading securities	(18,786)	(349.5)	(139,922)	(140.3)
Net gains (losses) on derivatives	15,340	99.9	155,173	112.8
Other non-interest income	3,552	1,305.9	2,192	50.3
Total other income (loss)	106	1.0	17,443	52.1
Operating expenses	373	2.7	(197)	(0.7)
Other non-interest expenses	(4,824)	(55.2)	(4,992)	(38.3)
Total other expenses	(4,451)	(19.7)	(5,189)	(12.3)
AHP assessments	1,413	62.8	4,975	139.4
NET INCOME	$12,722	62.8%	$44,796	139.7%
Table 4 presents the amounts contributed by our principal sources of interest income (dollar amounts in thousands):

Table 4

	Three Months Ended				Six Months Ended
	06/30/2021		06/30/2020		06/30/2021		06/30/2020
	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total	Interest Income	Percent of Total
Investments[1]	$26,817	24.6%	$37,322	21.8%	$59,895	25.9%	$121,656	25.8%
Advances	30,309	27.9	60,265	35.1	65,752	28.5	191,152	40.5
Mortgage loans held for portfolio	51,443	47.3	73,664	42.9	104,921	45.4	158,770	33.6
Other	242	0.2	300	0.2	499	0.2	654	0.1
TOTAL INTEREST INCOME	$108,811	100.0%	$171,551	100.0%	$231,067	100.0%	$472,232	100.0%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.

Net income increased $12.8 million, or 62.8 percent, to $33.0 million for the three months ended June 30, 2021 compared to $20.2 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, net income increased $44.8 million, or 139.7 percent, to $76.9 million compared to $32.1 million for the six months ended June 30, 2020. The $12.8 million increase for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020 was primarily attributed to an increase in net interest income of $10.5 million. The $44.8 million increase for the six months ended June 30, 2021 was primarily attributed to an increase in net interest income of $28.8 million and a net increase of $15.3 million related to fair value fluctuations on economic derivatives (i.e., derivatives not qualifying for hedge accounting) and trading securities, as discussed in greater detail below. The positive net impact of fair value fluctuations on economic derivatives and trading activities during the current period was relative to the large net losses that occurred during the first quarter of 2020 due to the market disruption caused by the COVID-19 pandemic. Other expenses declined by $4.5 million and $5.2 million for the current three- and six-month periods compared to the prior year due mainly to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances in the prior year periods. For detailed discussion relating to the fluctuations in net gains (losses) on derivatives and net gains (losses) on trading securities, see "Net Gains (Losses) on Derivatives" and "Net Gains (Losses) On Trading Securities" under this Item 2.

Net Interest Income: Net interest income increased $10.5 million for the quarter, from $56.7 million for the three months ended June 30, 2020 to $67.2 million for the three months ended June 30, 2021. Net interest income increased $28.8 million for the current year-to-date period, from $111.8 million for the six months ended June 30, 2020 to $140.6 million for six months ended June 30, 2021. The increase for both the quarter and year-to-date periods was the result of a significant decrease in the cost of debt between periods. Interest income for both periods was reduced by the decline in the average balance and average rate across most asset categories, most notably advances and mortgage loans, and the change in net interest settlements on fair value hedges. However, the reduction in interest income was more than offset by the significant decrease in our cost of debt.

For the current quarter, the repricing of the liabilities funding our short-term assets and fixed-rate mortgage assets has driven an overall reduction in funding costs that has improved net interest margin and net interest spread for the three and six months ended June 30, 2021 compared to the prior year periods. The decrease in market interest rates and the tightening of consolidated obligation bond spreads to benchmark rates from March 2020 to June 2021 allowed us to replace maturing and called debt at a lower cost, which has reduced overall funding costs for current and future periods. The cost of discount notes and floating rate debt also declined between periods as short-term market rates declined. Additionally, the pace of called bonds has slowed, thereby reducing accelerated concession amortization on called debt in the current period compared to the prior year period. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the COVID-19 pandemic-related market volatility resulted in declines across the interest rate curve in March 2020 that have generally persisted through the first half of 2021, although interest rates for tenors greater than two years closed slightly higher at the end of June 2021 than at the end of 2020. Advance demand by members remains diminished by abundant liquidity among members as a result of economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities. Deposit growth has outpaced loan demand at depository members, which also impacts advance demand. Elevated mortgage loan prepayments between June 30, 2020 and June 30, 2021 have reduced net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates, although the increase in mortgage interest rates during the second quarter of 2021 slowed prepayments and related premium amortization. The decline in short-term interest rates also impacted net interest income in the form of increased net interest settlement expense on advances and available-for-sale securities compared to the prior year period. However, in addition to the aforementioned replacement of callable debt, management has actively managed our funding composition in response to market conditions, as the stability of the interest rate environment enabled us to reduce our allocation of funding in discount notes by increasing our issuance of floating rate term debt, which more closely matches asset composition and reprices to market interest rates more quickly than discount notes.

Average Balances and Yields: The average balance of interest-earning assets decreased $9.2 billion, or 15.8 percent, and $9.8 billion, or 16.4 percent, for the three and six months ended June 30, 2021, respectively, compared to the same periods in the prior year. Average advance balances decreased by $2.1 billion, or 8.7 percent, and $3.8 billion, or 14.2 percent, for the current three and six month periods, respectively, which reflects the reduced demand for advances resulting from deposit inflows from stimulus payments and other Federal relief available to our members combined with weak loan demand, as mentioned previously. The average balance of mortgage loans decreased by $2.7 billion, or 24.1 percent, and $2.3 billion, or 21.1 percent, for the current three and six month periods, respectively, as prepayments outpaced acquisitions. The average balance of investments declined $4.4 billion, or 19.6 percent, and $3.7 billion, or 16.8 percent, for the current three and six month periods due to a decrease in short- and long-term investments, primarily high-quality liquid asset (HQLA) investments and MBS. For further discussion of investments, advances and mortgage loans, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Market interest rates and trends affect yields and net interest margin on earning assets, including advances, mortgage loans, and investments. The average yield on total interest-earning assets for the three months ended June 30, 2021 was 0.89 percent compared to 1.19 percent for the three months ended June 30, 2020. The average cost of interest-bearing liabilities for the three months ended June 30, 2021 was 0.36 percent, compared to 0.84 percent for the three months ended June 30, 2020. Despite the 30 basis point decrease in average asset yields for the current quarter, the 48 basis point decline in the average funding cost resulted in an improvement in net interest spread and net interest margin of 18 basis points and 16 basis points, respectively.

The average yield on total interest-earning assets for the six months ended June 30, 2021 was 0.94 percent compared to 1.59 percent for the six months ended June 30, 2020. The average cost of interest-bearing liabilities for the six months ended June 30, 2021 was 0.39 percent, compared to 1.28 percent for the six months ended June 30, 2020. Despite the 65 basis point decrease in average asset yields for the current quarter, the 89 basis point decline in the average funding cost resulted in an improvement in net interest spread and net interest margin of 24 basis points and 19 basis points, respectively.

The repricing of relatively high-cost liabilities issued prior to the March 2020 FOMC cuts to the Federal funds rate that funded our short-term assets provided the greatest contribution to the improvement in net interest spread and net interest margin for the current three- and six-month periods compared to the prior year periods, combined with the overall decrease in funding cost as discussed previously and less concession amortization in the first half of 2021 compared to the prior year period. The majority of the year-to-date decline in the average balance of advances was in line of credit advances which are typically low-spread products, so the impact of the decline in the average balance on net interest margin was minimal. Mortgage loans and MBS are typically the highest net spread assets on our balance sheet, so a decline in the average balance combined with spread compression from accelerated premium amortization from prepayments has the potential to impact net interest margin, but the decrease in the cost of debt has more than offset the impact of those factors. Prepayments slowed during the second quarter 2021 and are expected to level off or moderate. At current rate levels, should prepayments slow, the lower premium amortization would result in a wider spread. However, this is highly dependent on the level of interest rates.

Our net interest spread is impacted by derivative and hedging activities, as the assets and liabilities hedged with derivative instruments designated under fair value hedging relationships are adjusted for changes in fair values, while other assets and liabilities are carried at historical cost. However, net interest payments or receipts on derivatives that do not qualify for hedge accounting (economic hedges) flow through net gains (losses) on derivatives (see Tables 13 through 16 under this Item 2) instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to a variable rate. Tables 5 through 8 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 5

	Three Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(752)	$(965)	$—	$(32)	$(173)	$(1,922)
Net amortization/accretion of hedging activities	(708)	—	(817)	—	—	(1,525)
Net interest received (paid)	(16,534)	(25,907)	—	3	8,524	(33,914)
TOTAL	$(17,994)	$(26,872)	$(817)	$(29)	$8,351	$(37,361)

Table 6

	Three Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(205)	$415	$—	$1,100	$(19)	$1,291
Net amortization/accretion of hedging activities	(359)	—	(694)	—	—	(1,053)
Net interest received (paid)	(11,309)	(31,735)	—	13,181	12,897	(16,966)
TOTAL	$(11,873)	$(31,320)	$(694)	$14,281	$12,878	$(16,728)

Table 7

	Six Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,555	$2,911	$—	$(31)	$(163)	$4,272
Net amortization/accretion of hedging activities	(1,342)	—	(903)	—	—	(2,245)
Net interest received (paid)	(32,847)	(53,148)	—	11	15,841	(70,143)
TOTAL	$(32,634)	$(50,237)	$(903)	$(20)	$15,678	$(68,116)

Table 8

	Six Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(2,120)	$(5,365)	$—	$1,095	$(17)	$(6,407)
Net amortization/accretion of hedging activities	(617)	—	(1,676)	—	—	(2,293)
Net interest received (paid)	(12,426)	(42,095)	—	16,019	18,516	(19,986)
TOTAL	$(15,163)	$(47,460)	$(1,676)	$17,114	$18,499	$(28,686)

Table 9 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 9

	Three Months Ended
	06/30/2021			06/30/2020
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$901,716	$215	0.10%	$1,691,102	$560	0.13%
Securities purchased under agreements to resell	2,358,308	401	0.07	3,728,022	938	0.10
Federal funds sold	2,688,560	460	0.07	3,193,659	454	0.06
Investment securities[1]	12,066,850	25,741	0.86	13,785,748	35,370	1.03
Advances[1,2]	22,402,746	30,309	0.54	24,531,947	60,265	0.99
Mortgage loans[3,4]	8,469,116	51,443	2.44	11,165,315	73,664	2.65
Other interest-earning assets	40,365	242	2.41	42,525	300	2.83
Total earning assets	48,927,661	108,811	0.89	58,138,318	171,551	1.19
Other non-interest-earning assets	296,479			216,385
Total assets	$49,224,140			$58,354,703

Interest-bearing liabilities:
Deposits	$1,057,511	103	0.04	$832,539	77	0.04
Consolidated obligations[1]:
Discount Notes	12,150,372	1,069	0.04	20,075,483	21,760	0.44
Bonds	32,691,953	40,151	0.49	34,055,611	92,744	1.10
Other borrowings	55,703	258	1.86	43,759	293	2.69
Total interest-bearing liabilities	45,955,539	41,581	0.36	55,007,392	114,874	0.84
Capital and other non-interest-bearing funds	3,268,601			3,347,312
Total funding	$49,224,140			$58,354,704

Net interest income and net interest spread[5]		$67,230	0.53%		$56,677	0.35%

Net interest margin[6]			0.55%			0.39%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.6 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively.
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

Table 10

	Three Months Ended
	06/30/2021 vs. 06/30/2020
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(215)	$(130)	$(345)
Securities purchased under agreements to resell	(285)	(252)	(537)
Federal funds sold	(78)	84	6
Investment securities	(4,094)	(5,535)	(9,629)
Advances	(4,850)	(25,106)	(29,956)
Mortgage loans	(16,726)	(5,495)	(22,221)
Other assets	(15)	(43)	(58)
Total interest-earning assets	(26,263)	(36,477)	(62,740)
Interest Expense[3]:
Deposits	22	4	26
Consolidated obligations:
Discount notes	(6,218)	(14,473)	(20,691)
Bonds	(3,575)	(49,018)	(52,593)
Other borrowings	68	(103)	(35)
Total interest-bearing liabilities	(9,703)	(63,590)	(73,293)
Change in net interest income	$(16,560)	$27,113	$10,553

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

Table 11 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 11

	Six Months Ended
	06/30/2021			06/30/2020
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$991,694	$484	0.10%	$1,571,461	$5,265	0.67%
Securities purchased under agreements to resell	2,326,558	890	0.08	3,916,544	15,528	0.80
Federal funds sold	2,715,586	980	0.07	2,376,379	3,942	0.33
Investment securities[1]	12,099,503	57,541	0.96	13,927,667	96,921	1.40
Advances[1,2]	22,928,092	65,752	0.58	26,732,849	191,152	1.44
Mortgage loans[3,4]	8,685,488	104,921	2.44	11,005,911	158,770	2.90
Other interest-earning assets	40,176	499	2.50	48,410	654	2.72
Total earning assets	49,787,097	231,067	0.94	59,579,221	472,232	1.59
Other non-interest-earning assets	349,675			320,207
Total assets	$50,136,772			$59,899,428

Interest-bearing liabilities:
Deposits	$1,084,722	211	0.04	$745,389	1,631	0.44
Consolidated obligations[1]:
Discount Notes	11,419,536	3,067	0.05	22,587,952	114,711	1.02
Bonds	34,249,365	86,666	0.51	33,209,227	243,486	1.47
Other borrowings	49,786	524	2.12	51,970	641	2.48
Total interest-bearing liabilities	46,803,409	90,468	0.39	56,594,538	360,469	1.28
Capital and other non-interest-bearing funds	3,333,363			3,304,890
Total funding	$50,136,772			$59,899,428

Net interest income and net interest spread[5]		$140,599	0.55%		$111,763	0.31%

Net interest margin[6]			0.57%			0.38%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $3.3 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.
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

Table 12

	Six Months Ended
	06/30/2021 vs. 06/30/2020
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(1,442)	$(3,339)	$(4,781)
Securities purchased under agreements to resell	(4,538)	(10,100)	(14,638)
Federal funds sold	494	(3,456)	(2,962)
Investment securities	(11,541)	(27,839)	(39,380)
Advances	(24,077)	(101,323)	(125,400)
Mortgage loans	(30,401)	(23,448)	(53,849)
Other assets	(105)	(50)	(155)
Total earning assets	(71,610)	(169,555)	(241,165)
Interest Expense[3]:
Deposits	517	(1,937)	(1,420)
Consolidated obligations:
Discount notes	(38,293)	(73,351)	(111,644)
Bonds	7,398	(164,218)	(156,820)
Other borrowings	(26)	(91)	(117)
Total interest-bearing liabilities	(30,404)	(239,597)	(270,001)
Change in net interest income	$(41,206)	$70,042	$28,836

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

As reflected in Tables 13 through 16, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. We generally record net unrealized gains on derivatives when the overall level of interest rates rises over the period and record net unrealized losses when the overall level of interest rates falls over the period. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but are also impacted by swap spreads in relationship to the relevant index rate. Tables 13 through 16 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 13

	Three Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(645)	$11,527	$—	$10,882
Mortgage delivery commitments	—	—	2,157	2,157
Economic hedges – net interest received (paid)	(203)	(12,851)	—	(13,054)
Net gains (losses) on derivatives	(848)	(1,324)	2,157	(15)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(13,459)	—	(13,459)
TOTAL	$(848)	$(14,783)	$2,157	$(13,474)

Table 14

	Three Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(300)	$(1,177)	$—	$(26)	$(1,503)
Mortgage delivery commitments	—	—	(890)	—	(890)
Economic hedges – net interest received (paid)	(34)	(12,899)	—	(29)	(12,962)
Net gains (losses) on derivatives	(334)	(14,076)	(890)	(55)	(15,355)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	4,975	—	—	4,975
TOTAL	$(334)	$(9,101)	$(890)	$(55)	$(10,380)

Table 15

	Six Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,657	$43,836	$—	$45,493
Mortgage delivery commitments	—	—	(2,032)	(2,032)
Economic hedges – net interest received (paid)	(405)	(25,490)	—	(25,895)
Net gains (losses) on derivatives	1,252	18,346	(2,032)	17,566
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(40,253)	—	(40,253)
TOTAL	$1,252	$(21,907)	$(2,032)	$(22,687)

Table 16

	Six Months Ended 06/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(4,172)	$(109,227)	$—	$(26)	$352	$(113,073)
Mortgage delivery commitments	—	—	(6,418)	—	—	(6,418)
Economic hedges – net interest received (paid)	(51)	(18,166)	—	(29)	130	(18,116)
Net gains (losses) on derivatives	(4,223)	(127,393)	(6,418)	(55)	482	(137,607)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	99,442	—	—	—	99,442
TOTAL	$(4,223)	$(27,951)	$(6,418)	$(55)	$482	$(38,165)

For the three and six months ended June 30, 2021, net gains and losses on derivatives resulted in a decrease in net income of $15 thousand and an increase in net income of $17.6 million, respectively, compared to a decrease of $15.4 million and $137.6 million for the prior year periods. The improvement for the current periods is due primarily to the fair value recovery resulting from the normalization of spreads between investments and their associated swaps. The market disruption from the COVID-19 pandemic caused these spreads to widen in the first quarter of 2020, resulting in unrealized losses. This improvement was partially offset by the decrease in the level of swap index rates from June 30, 2020 to June 30, 2021, which had a negative impact on the net interest settlements on economic hedges, decreasing net income by $13.1 million and $25.9 million, respectively, for the three and six months ended June 30, 2021 compared to a decrease in net income of $13.0 million and $18.1 million for the three and six months ended June 30, 2020, respectively.

Tables 17 and 18 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 17

	Three Months Ended
	06/30/2021			06/30/2020
	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net	Gain (Loss) on Derivatives	Gain (Loss) on Trading Securities	Net
U.S. Treasury obligations	$6,580	$(7,750)	$(1,170)	$4,484	$(5,043)	$(559)
GSE debentures	1,657	(2,363)	(706)	(1,361)	1,433	72
GSE MBS	3,519	(3,346)	173	(4,157)	8,585	4,428
TOTAL	$11,756	$(13,459)	$(1,703)	$(1,034)	$4,975	$3,941

Table 18

	Six Months Ended
	06/30/2021			06/30/2020
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$13,632	$(15,374)	$(1,742)	$(36,755)	$34,700	$(2,055)
GSE debentures	7,424	(7,360)	64	(21,245)	18,983	(2,262)
GSE MBS	22,841	(17,519)	5,322	(51,404)	45,759	(5,645)
TOTAL	$43,897	$(40,253)	$3,644	$(109,404)	$99,442	$(9,962)

For additional detail regarding gains and losses on trading securities, see Table 19 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 48 and 49 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

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

Table 19

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$70	$455	$86	$135
Short-term securities	(22)	(55)	9	187
Total trading securities not hedged	48	400	95	322
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(7,750)	(5,043)	(15,374)	34,700
GSE debentures	(2,363)	1,433	(7,360)	18,983
GSE MBS	(3,346)	8,585	(17,519)	45,759
Total trading securities hedged on an economic basis with derivatives	(13,459)	4,975	(40,253)	99,442
TOTAL	$(13,411)	$5,375	$(40,158)	$99,764

Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading for liquidity purposes. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates (see Tables 17 and 18 for the association between the gains (losses) on the fixed rate securities and the related economic hedges). The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR. We are no longer entering into interest rate swaps that reference LIBOR and mature after December 31, 2021. For information on LIBOR transition, efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

The unrealized losses on the U.S. Treasury obligations and GSE MBS for the current three and six month periods reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of 2020. The increase in intermediate term interest rates between periods also resulted in unrealized losses on the fixed rate GSE debentures. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, decreased $4.5 million and $5.2 million for the three and six months ended June 30, 2021, respectively, compared to the prior year period primarily due to the $4.5 million subsidy recorded for the below-market interest rates on COVID-19 Relief Advances in the prior year period. We expect modest increases in compensation and benefits expense for 2021 in anticipation of hiring for new positions. We also expect an increase in operating expense in 2021 due to planned multi-year software implementations.

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

Table 20 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 20

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Net income, as reported under GAAP	$32,964	$20,242	$76,870	$32,074
AHP assessments	3,663	2,250	8,543	3,568
Income before AHP assessments	36,627	22,492	85,413	35,642
Derivative (gains) losses[1]	(11,105)	1,182	(47,680)	126,745
Trading (gains) losses	13,411	(5,375)	40,158	(99,764)
Prepayment fees on terminated advances	(1,864)	(3,013)	(2,996)	(3,185)
Net (gains) losses on sale of available-for-sale securities	—	—	—	(1,523)
Total excluded items	442	(7,206)	(10,518)	22,273
Adjusted income (a non-GAAP measure)	$37,069	$15,286	$74,895	$57,915

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Table 21 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income (in thousands):

Table 21

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Net interest income, as reported under GAAP	$67,230	$56,677	$140,599	$111,763
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	1,931	(1,227)	(4,230)	7,057
Net interest settlements on derivatives not qualifying for hedge accounting	(13,054)	(12,962)	(25,895)	(18,116)
Prepayment fees on terminated advances	(1,864)	(3,013)	(2,996)	(3,185)
Adjusted net interest income (a non-GAAP measure)	$54,243	$39,475	$107,478	$97,519

Net interest margin, as calculated under GAAP	0.55%	0.39%	0.57%	0.38%
Adjusted net interest margin (a non-GAAP measure)	0.44%	0.27%	0.44%	0.33%

Table 22 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 22

	Three Months Ended		Six Months Ended
	06/30/2021	06/30/2020	06/30/2021	06/30/2020
Average GAAP total capital	$2,738,120	$2,547,842	$2,728,403	$2,636,722
ROE, based upon GAAP net income	4.83%	3.20%	5.68%	2.45%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	5.43%	2.41%	5.54%	4.42%
Average overnight Federal funds effective rate	0.07%	0.06%	0.07%	0.64%
GAAP ROE as a spread to average overnight Federal funds effective rate	4.76%	3.14%	5.61%	1.81%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.36%	2.35%	5.47%	3.78%

Financial Condition
Overall: Total assets declined between periods, from $52.6 billion at December 31, 2020 to $46.3 billion at June 30, 2021, driven by the decrease in the short-term liquidity portfolio between those periods. Advances remained relatively flat from December 31, 2020 to June 30, 2021, decreasing from $21.2 billion to $21.0 billion, representing 45.3 percent of total assets as of June 30, 2021 compared to 40.4 percent as of December 31, 2020. Mortgage loans decreased by $0.9 billion during the first half, representing 18.0 percent of total assets as of June 30, 2021, compared to 17.5 percent as of December 31, 2020. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin, although accelerated premium amortization from mortgage loan prepayments has resulted in spread compression in recent periods. Total liabilities decreased $6.3 billion from December 31, 2020 to June 30, 2021, which corresponded with the decline in assets. The funding mix of consolidated obligation discount notes and bonds remained relatively consistent from December 31, 2020 to June 30, 2021. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Treasury bills, or OIS. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends" and "Risk Management – Interest Rate Risk Management" under this Item 2.

Total capital decreased $21.2 million, or 0.8 percent, from December 31, 2020 to June 30, 2021 due to a decrease in excess capital stock partially offset by an increase in unrealized gains on available-for-sale securities and net income in excess of dividends paid.

Dividends paid to members totaled $32.0 million for the six months ended June 30, 2021 compared to $39.7 million for the same period in the prior year. From June 30, 2020 to June 30, 2021, the dividend rate for Class A Common Stock decreased from 0.50 percent to 0.25 percent and the dividend rate for Class B Common Stock decreased from 5.50 percent to 5.25 percent. The weighted average dividend rate for the three and six months ended June 30, 2021 was 4.06 percent and 4.10 percent, which represented a dividend payout ratio of 47.8 percent and 41.7 percent, respectively, compared to a weighted average dividend rate of 3.69 percent and 4.85 percent, and a payout ratio of 73.0 percent and 123.7 percent, for the three and six months ended June 30, 2020, respectively. The inflated payout ratio for the three and six months ended June 30, 2020 was a result of the steep decline in net income from the aforementioned COVID-19 pandemic-related market volatility for that period. The dividend payout ratio represents dividends declared and paid during a quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in June 2021 were based on income during the three months ended May 31, 2021. Our dividend rates have historically moved in tandem with short-term market rates, so the decrease reflects the decline in market interest rates resulting from FOMC rate cuts in March 2020 to stimulate the U.S. economy. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid.) We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels for the remainder of 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy.

Table 23 presents the percentage concentration of the major components of our Statements of Condition:

Table 23

	Component Concentration
	06/30/2021	12/31/2020
Assets:
Cash and due from banks	0.9%	8.7%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	9.9	9.8
Investment securities	25.2	23.0
Advances	45.3	40.4
Mortgage loans, net	18.0	17.5
Other assets	0.7	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	2.4%	2.3%
Consolidated obligation discount notes, net	22.3	20.7
Consolidated obligation bonds, net	69.3	71.6
Other liabilities	0.3	0.3
Total liabilities	94.3	94.9

Capital:
Capital stock outstanding	3.1	3.0
Retained earnings	2.4	2.0
Accumulated other comprehensive income (loss)	0.2	0.1
Total capital	5.7	5.1
Total liabilities and capital	100.0%	100.0%

Table 24 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 24

	Increase (Decrease) in Components
	06/30/2021 vs. 12/31/2020
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(4,151,880)	(90.8)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(550,373)	(10.7)
Investment securities	(452,888)	(3.7)
Advances	(231,315)	(1.1)
Mortgage loans, net	(877,144)	(9.5)
Other assets	(17,712)	(5.3)
Total assets	$(6,281,312)	(11.9)%

Liabilities:
Deposits	$(140,496)	(11.4)%
Consolidated obligation discount notes, net	(552,401)	(5.1)
Consolidated obligation bonds, net	(5,559,925)	(14.8)
Other liabilities	(7,294)	(4.4)
Total liabilities	(6,260,116)	(12.5)

Capital:
Capital stock outstanding	(117,268)	(7.5)
Retained earnings	44,836	4.3
Accumulated other comprehensive income (loss)	51,236	121.1
Total capital	(21,196)	(0.8)
Total liabilities and capital	$(6,281,312)	(11.9)%

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

Advances decreased $0.2 billion from December 31, 2020 to June 30, 2021. Although advance balances have remained steady since December 31, 2020, the relatively low balances reflect the continued decrease in member demand for advances, as deposit inflows have outpaced loan demand at depository members since the second quarter of 2020 due to COVID-19 pandemic-related economic stimulus. Additionally, some members began utilizing the Federal Reserve Bank's liquidity facility instead of advances because of its neutral effect on regulatory capital. Though the majority of the decrease in advances experienced since March 2020 is attributable to our largest borrowers, the decline in advance demand was widespread among our membership. As interest rates declined, beginning late in March 2020, advance composition shifted from adjustable rate to fixed rate, as members called adjustable rate callable advances in favor of regular and short-term fixed rate advances. Some members also modified advances to lower rates and extended fixed rate advance terms as a result of the decline in interest rates. Additional volatility in advance balances may occur in 2021 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances. Advances may also decline if additional economic stimulus increases market liquidity as it flows to members in the form of deposits. We also anticipate continued demand for advance modifications, which we believe will lower the yield on the portfolio to current market rates, but the advance is retained and the member pays a prepayment fee for the modification.

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

Table 25 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 25

	06/30/2021		12/31/2020
	Dollar	Percent	Dollar	Percent
Line of Credit:
Legacy line of credit[1]	$—	—%	$979,591	4.6%
Overnight line of credit[2]	1,553,306	7.4%	—	—
Total line of credit advances	1,553,306	7.4	979,591	4.6
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	1,296,250	6.2	1,132,700	5.4
Adjustable rate callable advances	1,857,600	8.9	2,322,600	11.1
Standard housing and community development advances:
Adjustable rate callable advances	29,712	0.1	35,712	0.2
Total adjustable rate term advances	3,183,562	15.2	3,491,012	16.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances[3]	8,087,621	38.8	8,672,584	41.4
Regular fixed rate advances	5,390,713	25.8	5,055,179	24.1
Fixed rate callable advances	65,846	0.3	20,146	0.1
Standard housing and community development advances:
Regular fixed rate advances	428,001	2.1	461,178	2.2
Fixed rate callable advances	831	—	831	—
Total fixed rate term advances	13,973,012	67.0	14,209,918	67.8
Convertible:
Standard advance products:
Fixed rate convertible advances	1,555,950	7.5	1,656,550	7.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	295,919	1.4	323,928	1.5
Fixed rate callable amortizing advances	17,571	0.1	10,702	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	275,066	1.3	292,448	1.4
Fixed rate callable amortizing advances	9,430	0.1	8,292	—
Total amortizing advances	597,986	2.9	635,370	3.0
TOTAL PAR VALUE	$20,863,816	100.0%	$20,972,441	100.0%

1    Represents adjustable rate revolving line of credit advances that may be repaid at any time, with a term of one year.
2    Represents fixed rate line of credit advances with daily maturities.
3    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2021 and December 31, 2020. Advance par value decreased by 0.5 percent from December 31, 2020 to June 30, 2021 (see Table 25). The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from the relatively low interest rate environment.

As of June 30, 2021 and December 31, 2020, 55.0 percent and 56.3 percent, respectively, of our members carried outstanding advance balances. The overall demand for our advances is typically influenced by our members’ ability to profitably invest the funds in loans and investments as well as their need for liquidity, which is influenced by changes in loan demand and their ability to efficiently grow deposits proportionately. As previously mentioned, most members are flush with liquidity as a result of economic stimulus payments and other funding options, such as the Federal Reserve Bank's PPP Liquidity Facility, and weak loan demand. Advance demand could decline further depending on economic conditions and if additional economic stimulus or government programs increase market liquidity as it flows to members in the form of deposits. The attractiveness of our advances is also influenced by the impact our dividends have on the effective cost of advances. Following the recent steep decline in rates, our short-term advances should remain attractive relative to other funding options even when taking the reduction in dividend rates into consideration. When, and if, member advance demand changes, a few larger members could have a significant impact on the amount of total outstanding advances. If our members reduce the volume of their advances, we expect to continue our past practice of repurchasing excess capital stock.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices (e.g., OIS beginning in late 2018 and SOFR beginning in 2019) to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 90.5 percent and 89.3 percent of our total advance portfolio as of June 30, 2021 and December 31, 2020, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. In the first quarter of 2019, we began swapping fixed rate non-callable advances to SOFR as part of our plan to transition away from LIBOR as a reference rate. Furthermore, we began offering adjustable rate advances indexed to SOFR in late 2020. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 26

	06/30/2021		12/31/2020
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$7,465,000	35.8%	$7,460,000	35.6%
Capitol Federal Savings Bank	1,590,000	7.6	1,740,000	8.3
United of Omaha Life Insurance Co.	1,485,909	7.1	1,420,604	6.8
Security Life of Denver Insurance Co.	1,195,000	5.7	1,010,000	4.8
American Fidelity Assurance Co.	521,500	2.5
Gateway First Bank			547,468	2.6
TOTAL	$12,257,409	58.7%	$12,178,072	58.1%

Table 27 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 27

	Three Months Ended
	06/30/2021		06/30/2020
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
Capitol Federal Savings Bank	$4,667	10.2%	$8,513	12.4%
MidFirst Bank	4,441	9.7	8,053	11.7
American Fidelity Assurance Co.	2,662	5.8	3,001	4.4
United of Omaha Life Insurance Co.	1,719	3.8
WEOKIE Federal Credit Union	1,483	3.2
BOKF, N.A.			3,529	5.1
Bellco Credit Union			2,876	4.2
TOTAL	$14,972	32.7%	$25,972	37.8%

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

Table 28

	Six Months Ended
	06/30/2021		06/30/2020
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$10,123	10.8%	$38,638	19.1%
Capitol Federal Savings Bank	9,317	9.9	18,993	9.4
American Fidelity Assurance Co.	5,455	5.8
United of Omaha Life Insurance Co.	3,500	3.7	6,998	3.4
WEOKIE Federal Credit Union	2,953	3.1
BOKF, N.A.			30,142	14.9
Security Life of Denver Insurance Co.			6,552	3.2
TOTAL	$31,348	33.3%	$101,323	50.0%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

See Table 4 for information on the amount of interest income on advances as a percentage of total interest income for the three and six months ended June 30, 2021 and 2020.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2021 was $1.1 billion. The low interest rate environment has increased mortgage loan prepayments, which has contributed to a decrease of 9.5 percent in the outstanding net balance of our mortgage loan portfolio, from $9.2 billion at December 31, 2020 to $8.3 billion at June 30, 2021. Net mortgage loans as a percentage of total assets increased, from 17.5 percent as of December 31, 2020 to 18.0 percent as of June 30, 2021. Table 4 presents the amount of interest income on mortgage loans held for portfolio as a percentage of total interest income for the three and six months ended June 30, 2021 and 2020.

As a result of the recent decline in advances, we are monitoring our targeted AMA risk tolerance as a percent of our balance sheet and are implementing strategies to manage growth in the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our capital level and allows the balance of mortgage loans to increase without exceeding our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including selling or participating loan volume (as described below) to members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of June 30, 2021. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

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

Table 29

	06/30/2021		12/31/2020
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$341,976	4.2%	$338,935	3.7%
Fidelity Bank	304,724	3.7	333,086	3.7
NBKC Bank	284,244	3.5	481,224	5.3
FirstBank of Colorado	233,763	2.8	318,220	3.5
Community National Bank & Trust	223,850	2.7
West Gate Bank			270,985	3.0
TOTAL	$1,388,557	16.9%	$1,742,450	19.2%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2021 was 750 and 73.6 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans increased $2.4 million from December 31, 2020 to June 30, 2021 due to an increase in forecasted losses attributable to a forecasted decline in home prices and projections of higher mortgage interest rates which extend the modeled weighted average life of the portfolio. As of June 30, 2021, there was $39.5 million, or 0.5 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $1.5 million, $5.0 million, $7.0 million, and $26.1 million with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively. Delinquencies of conventional loans, including loans in a COVID-19 forbearance plan, remained at low levels relative to the portfolio, at 1.5 percent and 2.1 percent of the amortized cost of total conventional loans at June 30, 2021 and December 31, 2020, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

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

Investments: Investments are used to manage interest risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased $1.0 billion from December 31, 2020 to June 30, 2021 primarily due to a net decrease in U.S. Treasury securities and short-term investments.

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

Table 30

	06/30/2021	12/31/2020
Interest-bearing deposits	$534,988	$756,250
Federal funds sold	2,051,000	1,780,000
Certificates of deposit	575,009	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,160,997	$2,536,250

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2020. As of June 30, 2021, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and on-going surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2021, all unsecured investments were rated as investment grade based on NRSROs (see Table 34).

Table 31 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2021 (in thousands). We also mitigate the credit risk on investments by generally investing in investments that have short-term maturities.

Table 31

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$534,988	$—	$—	$534,988
U.S. Branches and agency offices of foreign commercial banks:
Canada	700,000	200,001	—	900,001
Norway	600,000	100,000	—	700,000
Germany	225,000	225,006	—	450,006
Finland	300,000	—	—	300,000
Netherlands	150,000	—	—	150,000
Austria	76,000	—	—	76,000
Sweden	—	—	50,002	50,002
Total U.S. Branches and agency offices of foreign commercial banks	2,051,000	525,007	50,002	2,626,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,585,988	$525,007	$50,002	$3,160,997

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Fixed-rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasuries also satisfy recent changes to regulatory liquidity requirements. Currently, the majority of our variable rate investment securities are indexed to LIBOR. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases can be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of June 30, 2021, the aggregate value of our MBS portfolio represented 237 percent of our regulatory capital. We were below our threshold at June 30, 2021 due to limited MBS investment opportunities. We are no longer purchasing investments that reference LIBOR and mature after December 31, 2021.

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

Table 32

	06/30/2021	12/31/2020
Trading securities:
Certificates of deposit	$575,009	$—
U.S. Treasury obligations	1,283,145	1,298,518
GSE debentures	424,515	431,875
GSE MBS	835,899	892,983
Total trading securities	3,118,568	2,623,376
Available-for-sale securities:
U.S. Treasury obligations	3,010,043	3,546,325
U.S. obligation MBS	60,494	—
GSE MBS	4,999,790	3,194,985
Total available-for-sale securities	8,070,327	6,741,310
Held-to-maturity securities:
State or local housing agency obligations	78,095	78,960
U.S. obligation MBS	—	70,814
GSE MBS	391,800	2,597,218
Total held-to-maturity securities	469,895	2,746,992
Total securities	11,658,790	12,111,678

Interest-bearing deposits	538,924	760,297

Federal funds sold	2,051,000	1,780,000

Securities purchased under agreements to resell	2,000,000	2,600,000
TOTAL INVESTMENTS	$16,248,714	$17,251,975

The carrying values by contractual maturities of our investments are summarized by security type in Table 33 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 33

	06/30/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$575,009	$—	$—	$—	$575,009
U.S. Treasury obligations	607,423	675,722	—	—	1,283,145
GSE debentures	—	424,515	—	—	424,515
GSE MBS	—	610,938	190,089	34,872	835,899
Total trading securities	1,182,432	1,711,175	190,089	34,872	3,118,568
Yield on trading securities	1.38%	2.67%	2.95%	0.94%
Available-for-sale securities:
U.S. Treasury obligations	1,211,226	1,798,817	—	—	3,010,043
U.S. obligation MBS	—	—	—	60,494	60,494
GSE MBS	62,831	1,387,149	2,566,421	983,389	4,999,790
Total available-for-sale securities	1,274,057	3,185,966	2,566,421	1,043,883	8,070,327
Yield on available-for-sale securities	1.80%	1.71%	2.64%	1.51%
Held-to-maturity securities:
State or local housing agency obligations	—	—	48,095	30,000	78,095
Mortgage-backed securities:
GSE MBS	4,347	234	42,946	344,273	391,800
Total held-to-maturity securities	4,347	234	91,041	374,273	469,895
Yield on held-to-maturity securities	1.79%	1.68%	1.37%	1.56%

Total securities	2,460,836	4,897,375	2,847,551	1,453,028	11,658,790
Yield on total securities	1.60%	2.04%	2.62%	1.51%

Interest-bearing deposits	538,924	—	—	—	538,924

Federal funds sold	2,051,000	—	—	—	2,051,000

Securities purchased under agreements to resell	2,000,000	—	—	—	2,000,000
TOTAL INVESTMENTS	$7,050,760	$4,897,375	$2,847,551	$1,453,028	$16,248,714

Securities Ratings – Tables 34 and 35 present the carrying value of our investments by rating as of June 30, 2021 and December 31, 2020 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 34

	06/30/2021
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$3,936	$534,988	$—	$538,924

Federal funds sold[2]	—	900,000	1,151,000	—	2,051,000

Securities purchased under agreements to resell[3]	—	—	500,000	1,500,000	2,000,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	350,003	225,006	—	575,009
U.S. Treasury obligations	—	4,293,188	—	—	4,293,188
GSE debentures	—	424,515	—	—	424,515
State or local housing agency obligations	48,095	30,000	—	—	78,095
Total non-mortgage-backed securities	48,095	5,097,706	225,006	—	5,370,807
Mortgage-backed securities:
U.S. obligation MBS	—	60,494	—	—	60,494
GSE MBS	—	6,227,489	—	—	6,227,489
Total mortgage-backed securities	—	6,287,983	—	—	6,287,983

TOTAL INVESTMENTS	$48,095	$12,289,625	$2,410,994	$1,500,000	$16,248,714

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $32.3 million at June 30, 2021.
2    Amounts include unsecured credit exposure with original maturities from overnight to 91 days.
3    Amounts represent collateralized overnight borrowings.

Table 35

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

Table 36 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2021 and December 31, 2020 (in thousands). We manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 48 and 49 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 36

	06/30/2021	12/31/2020
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,282,669	$1,730,393
Non-mortgage-backed securities	2,282,669	1,730,393
Mortgage-backed securities:
Fixed rate	800,170	853,027
Variable rate	35,729	39,956
Mortgage-backed securities	835,899	892,983
Total trading securities	3,118,568	2,623,376
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,010,043	3,546,325
Non-mortgage-backed securities	3,010,043	3,546,325
Mortgage-backed securities:
Fixed rate	3,167,719	3,194,985
Variable rate	1,892,565	—
Mortgage-backed securities	5,060,284	3,194,985
Total available-for-sale securities	8,070,327	6,741,310
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	78,095	78,960
Non-mortgage-backed securities	78,095	78,960
Mortgage-backed securities:
Fixed rate	59,134	73,595
Variable rate	332,666	2,594,437
Mortgage-backed securities	391,800	2,668,032
Total held-to-maturity securities	469,895	2,746,992
TOTAL	$11,658,790	$12,111,678
Deposits: Total deposits decreased $140.5 million from December 31, 2020 to June 30, 2021 as a result of a decrease in non-interest bearing demand and overnight deposits. Deposit products offered primarily include demand and overnight deposits and short-term certificates of deposit. Demand deposit programs are offered primarily to facilitate customer transactions with us, such as cash flows associated with advances and mortgage loan transactions. Overnight deposits provide an alternative short-term investment option to members. The majority of deposits are in overnight or demand accounts that generally re-price daily based upon a market index such as overnight Federal funds. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur if demand for loans at member institutions increases, if members choose to de-leverage their balance sheets, or if decreases in the general level of liquidity of members should occur. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly- or lower-priced borrowings.

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

Fixed rate bonds are used to fund longer-term (one year or greater) fixed-rate advances, mortgage loans and investments. To the extent that the bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to change the fixed rate bonds' characteristics in order to match the assets' index. However, we may use SOFR-indexed debt to fund LIBOR-indexed assets as we transition away from LIBOR. Additionally, we often use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR, LIBOR, OIS or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool. No outstanding LIBOR debt has a maturity date beyond December 31, 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Total consolidated obligations decreased $6.1 billion, or 12.6 percent, from December 31, 2020 to June 30, 2021. The distribution between consolidated obligation bonds and discount notes remained relatively consistent between periods, from 77.6 percent and 22.4 percent, respectively, at December 31, 2020 to 75.6 percent and 24.4 percent at June 30, 2021, respectively. We issued $11.1 billion of floating rate bonds indexed to SOFR during the first half of 2021 as we continue to transition away from LIBOR and maintain our allocation of floating rate bonds funding short-term advances and short-term investments. While we currently have stable access to funding markets, future developments could impact the cost of replacing outstanding debt. Some of these include, but are not limited to, a large increase in call volume, significant increases in advance demand, legislative and regulatory changes, geopolitical events, proposals addressing GSEs, derivative and financial market reform, market transition from LIBOR to alternative reference rates, a decline in investor demand for consolidated obligations, further rating agency downgrades of U.S. Treasury obligations that will in turn impact the rating on FHLBank consolidated obligations, and changes in Federal Reserve policies, outlooks, and programs. Although we believe it is a declining risk, volatility in the capital markets caused by the COVID-19 pandemic could impact demand for FHLBank debt and the cost of the debt the FHLBanks issue.

Derivatives: All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Clearinghouse or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined. Fair values of our derivatives primarily fluctuate as the SOFR, OIS and LIBOR swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

The notional amount of total derivatives outstanding increased by $2.9 billion, from $19.1 billion at December 31, 2020 to $22.0 billion at June 30, 2021, primarily due to increases in interest rate swaps hedging consolidated obligation bonds. For additional information regarding the types of derivative instruments and risks hedged, see Tables 48 and 49 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk.”

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

During the six months ended June 30, 2021, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $20.8 billion and $150.6 billion, respectively, compared to $22.2 billion and $317.9 billion for the six months ended June 30, 2020. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The change in these issuances year over year reflects the decrease in advance balances and also reflects our composition shift from discount notes to the use of term funding indexed to SOFR. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased between periods, from $11.8 billion as of December 31, 2020 to $7.5 billion as of June 30, 2021. The short-term liquidity portfolio was elevated at year end in anticipation of potential year-end financial disruptions. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.6 billion as of both June 30, 2021 and December 31, 2020. The par value of these MBS was $0.8 billion as of both June 30, 2021 and December 31, 2020. We also held $3.0 billion and $3.5 billion in par value of U.S. Treasury obligations classified as available-for-sale as of June 30, 2021 and December 31, 2020, respectively, as an additional source of liquidity to satisfy regulatory liquidity requirements. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

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

During the six months ended June 30, 2021, advance disbursements totaled $249.6 billion compared to $140.1 billion for the prior year period. During the six months ended June 30, 2021, investment purchases (excluding overnight investments) totaled $2.1 billion compared to $1.0 billion for the same period in the prior year. During the six months ended June 30, 2021, payments on consolidated obligation bonds and discount notes were $26.3 billion and $151.2 billion, respectively, compared to $17.8 billion and $331.8 billion for the prior year period.

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

FHFA guidelines allow HQLA to be included in liquidity metrics. The FHFA defines HQLA as uncommitted and unencumbered U.S. Treasury securities that have a remaining maturity of no greater than 10 years designated as trading or available-for-sale. We are also allowed to include some legacy GSE debentures as HQLA. We calculate our liquidity under the funding gap guidelines monthly and are required to submit applicable data in a report to the FHFA monthly. Liquidity is calculated under the cash balance guidelines daily and applicable data is generally required to be submitted to the FHFA daily. Statutory liquidity requires us to have an amount equal to current deposits received from members invested in obligations of the United States, deposits in eligible banks or trust companies, and advances with a remaining maturity not exceeding five years. Statutory liquidity is calculated daily. See “Risk Management - Liquidity Risk Management” under this Item 2 for additional discussion on our liquidity requirements. We remained in compliance with liquidity regulatory requirements in effect during the second quarter of 2021.

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

Generally, our overnight liquid assets are funded with discount notes or floating rate bonds of a longer tenor. In order to help ensure sufficient liquidity, we generally maintain a longer weighted-average maturity on our consolidated obligation discount notes and floating rate bonds than the weighted average maturity of short-term liquid investments and short-term advance balances. Over time, especially when the short end of the yield curve steepens, maintaining the differential between the weighted average original maturity of discount notes and short-term liquid investments and short-term advances will increase our cost of funds and reduce our net interest income. We maintain an allocation of floating rate debt indexed to SOFR relative to our overall funding to manage this risk, so that our funding will reprice relative to overnight rates rather than term rates.

Capital: Total capital decreased $21.2 million, or 0.8 percent, from December 31, 2020 to June 30, 2021 due to a decrease in excess capital stock partially offset by an increase in unrealized gains on available-for-sale securities and net income in excess of dividends paid. (see Table 37).

Each member is required to hold capital stock to become and remain a member of FHLBank and enter into specified activities with FHLBank including, but not limited to, access to FHLBank’s credit products and selling AMA to FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3 percent of the principal amount of AMA outstanding for members, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, plus 0.25 percent of letters of credit balances outstanding, less the member’s asset-based stock purchase requirement. The Letter of Credit Activity-based Stock Purchase Requirement was implemented at one quarter of one percent effective January 22, 2021. The change in the Activity-based Stock Purchase Requirements did not change for former members with outstanding business transactions.

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

Table 37 provides a summary of member capital requirements under our current capital plan as of June 30, 2021 and December 31, 2020 (in thousands):

Table 37

Requirement	06/30/2021	12/31/2020
Asset-based (Class A Common Stock only)	$175,050	$161,766
Activity-based (additional Class B Common Stock)[1]	1,076,134	1,100,684
Total Required Stock[2]	1,251,184	1,262,450
Excess Stock (Class A and B Common Stock)	207,095	313,178
Total Regulatory Capital Stock[2]	$1,458,279	$1,575,628

Activity-based Requirements:
Advances[3]	$932,004	$936,880
Letters of credit	11,909	—
AMA assets (mortgage loans)[4]	244,442	268,915
Total Activity-based Requirement	1,188,355	1,205,795
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	62,829	56,655
Total Required Stock[2]	$1,251,184	$1,262,450

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

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which includes risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2021 and December 31, 2020.

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

Table 38

Applicable Rate per Annum	06/30/2021	03/31/2021	12/31/2020	09/30/2020	06/30/2020
Class A Common Stock	0.25%	0.25%	0.25%	0.25%	0.50%
Class B Common Stock	5.25	5.25	5.25	5.25	5.50
Weighted Average[1]	4.06	4.15	4.09	3.69	3.69
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.07%	0.08%	0.09%	0.09%	0.06%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We paid dividend rates of 0.25 percent on Class A Common Stock and 5.25 percent on Class B Common Stock for the second quarter of 2021. We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels for the remainder of 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy. Adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Transition from LIBOR to an Alternative Reference Rate – Many of our assets and liabilities are indexed to LIBOR, so we continue to evaluate the potential impact of the replacement of the LIBOR benchmark interest rate, including the likelihood of SOFR prevailing as the most widely adopted replacement reference rate. The ARRC in the United States has formally endorsed SOFR as its recommended alternative to USD LIBOR in the United States. The SOFR derivatives market is established and usage of SOFR by market participants continues to increase. The majority of non-Treasury floating rate debt issuance in 2020 was indexed to SOFR but market demand persists for a credit-sensitive rate to replace LIBOR so other indices could emerge as potential alternatives. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan that includes strategies to manage and reduce exposure in addition to operational readiness. Our swap agreements are governed by the International Swaps and Derivatives Association, Inc (ISDA). On October 9, 2020, ISDA announced the launch of the ISDA Protocol. The Protocol had an effective date of January 25, 2021 and modified legacy and new trades to include robust fallback language for adherents. We adhered to the Protocol on October 22, 2020. The market transition away from LIBOR is expected to be gradual and complex, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. SOFR is based on a broad segment of the overnight U.S. Treasuries repurchase market and is intended to be a measure of the average cost of borrowing cash overnight collateralized by U.S. Treasury securities. We started participating in SOFR-indexed debt issuances in November 2018 and swapping certain financial instruments to SOFR in January 2019 in an effort to manage our exposure to LIBOR assets and liabilities with maturities beyond 2021. We sold $162.9 million of available-for-sale securities indexed to LIBOR during the first quarter of 2020. During the second quarter of 2021, we transferred LIBOR-indexed MBS with an amortized cost of $2.0 billion from held-to-maturity to available-for-sale. This transfer will enable us to sell these securities to reduce LIBOR exposure when market conditions and reinvestment opportunities are favorable. The FCA recently announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. This extends transition for existing instruments, many of which have inadequate fallback language, but is not intended to prolong transition for new LIBOR issuance. As of June 30, 2021, all of our exposure to LIBOR was in the 1-month, 3-month, and 6-month tenors.

During the fourth quarter of 2020, the derivative clearinghouses, CME Clearing and LCH Limited, began using SOFR to calculate price alignment interest and discount future cash flows for cleared interest rate derivatives in an effort to promote liquidity in SOFR and support the swap market's transition from LIBOR to SOFR. The impact of the transition on FHLBank was immaterial.

In September 2019, the FHFA issued a supervisory letter to the FHLBanks providing LIBOR transition guidance. The supervisory letter stated that by March 31, 2020, the FHLBanks should no longer enter into new financial assets, liabilities, and derivatives that reference LIBOR and mature after December 31, 2021, for all product types except investments. On March 16, 2020, in light of market volatility, the FHFA extended from March 31, 2020 to June 30, 2020 the FHLBanks’ ability to enter into instruments referencing LIBOR that mature after December 31, 2021, except for investments and option embedded products. With respect to investments, the FHLBanks were required, by December 31, 2019, to stop purchasing investments that reference LIBOR and mature after December 31, 2021.

The principal balance of variable rate advances indexed to LIBOR as of June 30, 2021 was $0.9 billion, which represents 27.3 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due by the end of 2021; thus, we have no LIBOR exposure after 2021. We have $401.3 million in advances indexed to SOFR as of June 30, 2021.

Table 39 presents the par value of variable rate investment securities by the related interest rate index as of June 30, 2021 (dollar amounts in thousands):

Table 39

06/30/2021
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$78,095	3.3%
Non-mortgage-backed securities	78,095	3.3
Mortgage-backed securities:
LIBOR	2,256,373	96.7
Other	20	—
Mortgage-backed securities	2,256,393	96.7
TOTAL	$2,334,488	100.0%

Table 40 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of June 30, 2021 (in thousands):

Table 40

06/30/2021
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$78,095
Non-mortgage-backed securities	78,095
Mortgage-backed securities:
2022	57,413
Through June 30, 2023	84,322
Thereafter	2,114,638
Mortgage-backed securities	2,256,373
TOTAL	$2,334,468

Table 41 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of June 30, 2021 (amounts in thousands):

Table 41

06/30/2021
Index	Pay Side	Receive Side
Fixed rate	$14,287,382	$6,974,000
LIBOR	1,525,000	5,211,380
SOFR	2,828,000	6,771,380
OIS	2,621,000	2,304,622
TOTAL	$21,261,382	$21,261,382

Table 42 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of June 30, 2021 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 42

06/30/2021
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2021	$1,500,000	$—	$113,931	$—
2022	—	—	95,630	54,932
Prior to June 30, 2023	—	—	305,190	—
Thereafter	—	25,000	891,166	3,750,531
TOTAL	$1,500,000	$25,000	$1,405,917	$3,805,463

Table 43 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of June 30, 2021 (dollar amounts in thousands). The contractual maturities of the LIBOR-indexed consolidated obligation bonds are all due by the end of 2021; thus, we have no LIBOR exposure after 2021.

Table 43

06/30/2021
Index	Amount	Percent
SOFR	$13,693,000	84.8%
LIBOR	2,450,000	15.2
TOTAL	$16,143,000	100.0%

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of June 30, 2021.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of June 30, 2021.

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

Tables 44 and 45 present derivative notional amounts and counterparty credit exposure by whole-letter rating (in the event of a split rating, we use the lowest rating published by Moody's Investor Service or Standard & Poor's) for derivative positions with counterparties to which we had credit exposure (in thousands):

Table 44

06/30/2021
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged From (To) Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives:
Single-A	$829,442	$(30,903)	$(31,103)	$200
Cleared derivatives[1]	14,994,345	(3,642)	(151,311)	147,669
TOTAL DERIVATIVE POSITIONS WITH CREDIT EXPOSURE	$15,823,787	$(34,545)	$(182,414)	$147,869

1    Represents derivative transactions cleared with LCH Limited and CME Clearing. LCH Limited was rated AA- by S&P; LCH Limited's parent company, LCH Group Holdings Limited, was not rated; and London Stock Exchange Group, LCH Group Holdings Limited's ultimate parent, was rated A3 by Moody's and A by S&P as of June 30, 2021. CME Clearing is not rated; however, CME Clearing's parent company, CME Group, Inc., was rated Aa3 by Moody's and AA- by S&P as of June 30, 2021.

Table 45

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to regulatory and statutory liquidity requirements. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout the second quarter of 2021.

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

We generally maintained stable access to the capital markets for the quarter ended June 30, 2021. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity, see “Financial Market Trends” under this Item 2.

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

Legislative and Regulatory Developments
LIBOR Transition
LIBOR Transition – 2021 ISDA Interest Rate Derivatives Definitions. On June 11, 2021, ISDA published 2021 ISDA Interest Rate Derivatives Definitions (2021 ISDA Definitions), which will update and consolidate the frequently supplemented 2006 ISDA Definitions as the standard definitions for cleared and uncleared interest rate derivatives. The 2021 ISDA Definitions incorporate prior supplements to the 2006 ISDA Definitions in addition to other changes made to conform to updates in market practice and regulation. Both the 2006 ISDA Definitions as supplemented effective January 25, 2021, and the 2021 ISDA Definitions contain ISDA-recommended fallbacks for interest rate derivatives referencing an Interbank Offered Rate, including USD LIBOR. ISDA has announced that implementation of the 2021 ISDA Definitions is expected to take place for clearinghouses, trading venues and other market infrastructures between October 1-4, 2021. While we may continue to use the current 2006 ISDA Definitions, ISDA will not incorporate any further supplements following implementation of the 2021 ISDA Definitions.

We do not expect the implementation of the 2021 ISDA Definitions to have a material effect on its financial condition or results of operations.

COVID-19 Developments
Federal Reserve Board (FRB) Extends Paycheck Protection Program Liquidity Facility. On June 25, 2021, the FRB announced a final extension of its PPP Liquidity Facility an additional month to July 30, 2021. The PPP Liquidity Facility provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions in order to facilitate PPP loan originations at such financial institutions. The extension would allow additional processing time for banks, community development financial institutions, and other financial institutions to pledge to the facility any PPP loans approved by the Small Business Administration through the June 30, 2021 expiration of the PPP program.

Additional COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, the Office of the Comptroller of the Currency, the FRB, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the COVID-19 pandemic, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Other Legislative Matters
Affordable Housing and Community Investment. Legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require that the FHLBanks set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required under law. The FHLBanks are actively monitoring these proposals.

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

We manage DOE within ranges approved by our board of directors as described under Part II, Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein. All DOE measurements were in compliance with board of director established policy limits and operating ranges as of June 30, 2021. We actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. Table 46 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 46

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2021	-0.1	-2.4	1.2
03/31/2021	-0.4	-4.0	1.7
12/31/2020	-1.3	-1.2	0.5
09/30/2020	-0.9	1.1	0.4
06/30/2020	-1.5	-3.9	0.4

The absolute value of the DOE of the portfolio as of June 30, 2021 decreased in all scenarios from March 31, 2021. The primary factors contributing to these changes in duration during the period were: (1) the decrease in longer-term interest rates and the relative level of mortgage prices and rates during the period; (2) changes in the weighting of the mortgage loan portfolio and the unswapped callable consolidated obligation bond portfolio as a percent of the overall balance sheet during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes and short-term variable rate consolidated obligations to fund changes in advance balances.

The decrease in longer-term interest rates during the second quarter of 2021 generally indicates a shortening duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. Even though the mortgage loan portfolio balance decreased slightly during the period, the portfolio increased as an overall percentage of assets as total assets declined, increasing from 17.9 percent of total assets as of March 31, 2021 to 18.0 percent as of June 30, 2021. Since the mortgage loan portfolio continues to comprise a considerable percentage of overall assets and has such a sizable duration relative to our other assets, its behavior is quite visible in the duration risk profile and changes in this portfolio are typically magnified as the composition of assets changes. This magnification occurs when a portfolio market value weighting as a percent of the overall net market value of the balance sheet changes, causing the remaining portfolios to be a smaller or larger component of the total balance sheet composition. For example, if advance balances decrease during a given period, this decrease will cause the mortgage loan portfolio weighting to increase as a total proportion of total assets. Further, if interest rates decrease, the market value gains in the mortgage loan portfolio will cause the mortgage loan portfolio to further increase its sizable percentage of overall market value of assets. This increase in market value of assets will cause the duration for this portfolio to have a greater impact on DOE. In other words, this relationship causes the duration of the mortgage loan portfolio to have a larger contribution impact to the overall DOE since DOE is a market value weighted measurement. With these balance sheet dynamics, we continue to actively manage and monitor the contributing factors of our risk profile, including DOE. As the relationship of the fixed rate mortgage loan assets and the associated callable liabilities vary based on market conditions, we evaluate and manage these market driven sensitivities as both portfolios change in balance level and overall proportion. This evaluation included review of the less negative base case DOE result during the period. As discussed above, this lower level is primarily the result of the decrease in longer-term interest rates generating a marginally shorter duration profile for the unswapped callable consolidated obligation bond portfolio compared to the shortening profile of the mortgage loan portfolio. In addition, as longer-term interest rates decreased, the sizable market value gains generated in the unswapped callable consolidated obligation bond portfolio decreased, lessening the market value weighting impact of the portfolio compared to the mortgage loan portfolio. This weighting change and increased shortening in response to declining interest rates, generated a duration shortening of the unswapped callable consolidated obligation bonds leading to a shortening duration profile of the liabilities that exceeded the duration shortening of the mortgage loan portfolio, leading to a less negative, or liability sensitive, DOE in the base case.
Our DOE is generally limited by policy to a range of ±5.0 in the base case, while we typically manage our DOE in the base scenario to remain in the range of ±2.5 as set forth in our Risk Appetite Metrics approved by the board of directors. This lower operating range for DOE is considered prudent and reasonable by management and the board of directors and can change depending upon market conditions and other factors. However, when DOE exceeds either policy limits or the more narrowly-defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors or other derivatives; (2) the sale of assets or calling of debt; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that allow for the management of the duration profile. Because of the current unprecedented, historically low interest rate environment, we regularly evaluate balance sheet composition along with strategic alternatives to manage the duration position that may include: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the board of directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the board of directors agrees with management’s recommendations. We continue to actively monitor and discuss with the board of directors portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

With respect to the mortgage loan portfolio, new loans were added to replace loans that were prepaid during the period, although prepayments outpaced purchases during the period. To effectively manage these changes in the mortgage loan portfolio (including new production loans) and related sensitivity to changes in market conditions, we continued to issue unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). The issuance of callable bonds to replace called bonds at lower interest rates generally extends the duration profile of this portfolio. This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. This liability shortening demonstrates the specific duration sensitivity to changes in interest rates at certain shock scenarios where the unswapped callable bonds are more or less sensitive to certain levels of increasing interest rates, causing the overall DOE to increase or decrease, similar to the factors causing the changes in DOE for all interest rate shock scenarios. This sensitivity, or convexity, is further described under Part II, Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2020.

In addition, the relative level of mortgage rates and prices generally contributes significantly to the sensitivity of the fixed rate mortgage loan portfolio causing the duration profile to lengthen or shorten based on the relationship between interest rates, mortgage rates, mortgage prices and associated mortgage spreads. For instance, the decrease in longer-term interest rates during the period caused the mortgage loan portfolio duration to shorten less than the associated liabilities as mentioned previously, contributing to the decreased liability sensitive DOE profile in the base and a less asset sensitive DOE in the up 200 basis point shock interest rate scenario and a less liability sensitive DOE profile in the down 200 basis point shock interest rate scenario. Further, issuance of discount notes and variable rate consolidated obligations continued, in order to provide adequate liquidity sources to appropriately address changes in customer short-term advance balances and associated capital stock activity during the period. The combination of all these factors contributed to the net decrease in DOE changes in all interest rate shock scenarios. The down shock scenario continues to provide limited information since interest rates remain at historically low levels. This low interest rate environment essentially generates at or near zero interest rates for the majority of interest rates along the down 200 shocked term structure of interest rates, causing valuation changes to be limited, generating DOE results with marginal information.

In calculating DOE, we also calculate our duration gap, which is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -1.7 months for June 30, 2021 and -2.9 months for March 31, 2021. As discussed previously, the performance was primarily the result of the changes in the fixed rate mortgage loan portfolio and the associated funding portfolio in response to changes in the interest rate environment and decreases in mortgage interest rates, as well as balance sheet changes during the second quarter of 2021. All FHLBanks are required to submit this base duration gap number to the Office of Finance as part of the quarterly reporting process created by the FHFA.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. We generally maintain an MVE within limits specified by the board of directors in the RMP. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 47 presents MVE as a percent of TRCS. As of June 30, 2021, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values as interest rates have continued to remain at historically low levels along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. Typically, as advances increase and the associated capital level increases, the ratio will generally decline since the new advances are primarily short-term with market values at or near par. Conversely, as advance balances decrease and the capital level decreases as capital stock is repurchased, the ratio will generally increase. However, if excess capital stock is not repurchased, the capital level remains higher thereby causing a decrease in the ratio. The relative level of advance balances, required stock (including the new activity-based capital stock requirement for mortgage loan and letters of credit balances) and excess stock as of June 30, 2021 (see Table 37 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of June 30, 2021. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 47

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2021	201	192	196
03/31/2021	205	194	191
12/31/2020	201	183	189
09/30/2020	186	177	182
06/30/2020	231	210	209

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

Tables 48 and 49 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 48

06/30/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,461,970	$(8,136)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,555,950	(65,748)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	4,990	(63)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	40,299	(1,347)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	14,411	289
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,950,000	(267)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,864,897	(94,277)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	(235)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	746,365	(43,828)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	69
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	156,001	377
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,778,000	15,209
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	1,646,000	(6,037)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	550,000	(2,919)
TOTAL				$22,019,883	$(206,913)

Table 49

12/31/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,922,227	$(10,550)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,656,550	(108,780)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,171	(1,866)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	19,915	57
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,285	(403)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,450,000	(321)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,885,402	(141,371)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	(63)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	781,703	(65,771)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	141
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	133,456	650
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	1
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,253,500	17,952
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	8
TOTAL				19,074,822	(310,316)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
Not applicable.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed November 5, 2020, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*     Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

August 11, 2021	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer