Form 10-Q
period 2021-09-30
Federal Home Loan Bank of Topeka
filed 2021-11-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 31, 2021
Class A Stock, par value $100 per share	2,574,844
Class B Stock, par value $100 per share	11,800,709

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
•Changes in the general economy and capital markets, the rate of inflation or deflation, employment rates, housing market activity and pricing, the size and volatility of the residential mortgage market, and global economic uncertainty;
•The ongoing and evolving impact of the coronavirus (COVID-19) pandemic and its variants or other pandemics on our members, our business, the economy and capital markets;
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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2021	12/31/2020
ASSETS
Cash and due from banks	$29,740	$4,570,415
Interest-bearing deposits	569,222	760,297
Securities purchased under agreements to resell (Note 9)	2,100,000	2,600,000
Federal funds sold	1,958,000	1,780,000

Investment securities:
Trading securities (Note 3)	2,622,397	2,623,376
Available-for-sale securities, amortized cost of $7,702,388 and $6,696,114 (Note 3)	7,776,188	6,741,310
Held-to-maturity securities, fair value of $437,848 and $2,750,116 (Note 3)	433,286	2,746,992
Total investment securities	10,831,871	12,111,678

Advances (Note 4)	21,411,103	21,226,823
Mortgage loans held for portfolio, net of allowance for credit losses of $6,324 and $5,177 (Note 6)	8,315,791	9,205,207
Accrued interest receivable	83,013	97,718
Derivative assets, net (Notes 6, 9)	134,679	148,868
Other assets	82,804	90,706

TOTAL ASSETS	$45,516,223	$52,591,712

LIABILITIES
Deposits (Note 7)	$1,033,557	$1,229,361

Consolidated obligations, net:
Discount notes (Note 8)	10,277,237	10,882,417
Bonds (Note 8)	31,477,780	37,648,077
Total consolidated obligations, net	41,755,017	48,530,494

Mandatorily redeemable capital stock (Note 10)	607	1,624
Accrued interest payable	38,036	45,575
Affordable Housing Program payable	40,188	41,129
Derivative liabilities, net (Notes 6, 9)	7,845	4,404
Other liabilities	69,777	71,358

TOTAL LIABILITIES	42,945,027	49,923,945

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2021	12/31/2020
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,218 and 4,122 shares issued and outstanding) (Note 10)	$221,824	$412,225
Class B ($100 par value; 11,607 and 11,618 shares issued and outstanding) (Note 10)	1,160,658	1,161,779
Total capital stock	1,382,482	1,574,004

Retained earnings:
Unrestricted	836,586	793,331
Restricted	280,974	258,124
Total retained earnings	1,117,560	1,051,455

Accumulated other comprehensive income (loss) (Note 11)	71,154	42,308

TOTAL CAPITAL	2,571,196	2,667,767

TOTAL LIABILITIES AND CAPITAL	$45,516,223	$52,591,712

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
INTEREST INCOME:
Interest-bearing deposits	$230	$471	$714	$5,736
Securities purchased under agreements to resell	460	1,378	1,350	16,906
Federal funds sold	567	575	1,547	4,517
Trading securities	16,122	18,099	48,990	56,371
Available-for-sale securities	10,701	9,588	29,589	43,753
Held-to-maturity securities	996	4,540	6,781	29,024
Advances	29,925	38,848	95,677	230,000
Mortgage loans held for portfolio	53,438	64,192	158,359	222,962
Other	228	286	727	940
Total interest income	112,667	137,977	343,734	610,209

INTEREST EXPENSE:
Deposits	101	76	312	1,707
Consolidated obligations:
Discount notes	1,326	5,674	4,393	120,385
Bonds	37,729	67,142	124,395	310,628
Mandatorily redeemable capital stock	1	12	19	50
Other	250	285	756	888
Total interest expense	39,407	73,189	129,875	433,658

NET INTEREST INCOME	73,260	64,788	213,859	176,551
Provision (reversal) for credit losses on mortgage loans	(1,660)	116	638	717
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	74,920	64,672	213,221	175,834

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(16,369)	(6,995)	(56,527)	92,769
Net gains (losses) on sale of available-for-sale securities	—	—	—	1,523
Net gains (losses) on derivatives	(1,396)	2,026	16,170	(135,581)
Standby bond purchase agreement commitment fees	627	560	1,878	1,660
Letters of credit fees	1,429	1,663	4,700	4,705
Other	951	1,112	2,983	(191)
Total other income (loss)	(14,758)	(1,634)	(30,796)	(35,115)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
OTHER EXPENSES:
Compensation and benefits	$9,429	$10,014	$29,180	$29,533
Other operating	5,144	4,365	14,190	13,840
Federal Housing Finance Agency	1,110	1,023	3,329	3,068
Office of Finance	1,161	1,036	3,255	2,889
Mortgage loans transaction service fees	1,583	1,946	4,832	6,029
Other	201	226	692	5,290
Total other expenses	18,628	18,610	55,478	60,649

INCOME BEFORE ASSESSMENTS	41,534	44,428	126,947	80,070

Affordable Housing Program	4,154	4,444	12,697	8,012

NET INCOME	$37,380	$39,984	$114,250	$72,058

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Net income	$37,380	$39,984	$114,250	$72,058

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(22,482)	30,295	28,604	(28,239)
Defined benefit pension plan	92	28	242	82
Total other comprehensive income (loss)	(22,390)	30,323	28,846	(28,157)

TOTAL COMPREHENSIVE INCOME (LOSS)	$14,990	$70,307	$143,096	$43,901

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2020	5,007	$500,679	8,913	$891,324	13,920	$1,392,003	$755,700	$240,929	$996,629	$(33,694)	$2,354,938
Comprehensive income							31,987	7,997	39,984	30,323	70,307
Proceeds from issuance of capital stock	2	222	8,208	820,820	8,210	821,042					821,042
Repurchase/redemption of capital stock	—	—	(257)	(25,724)	(257)	(25,724)					(25,724)
Net reclassification of shares to mandatorily redeemable capital stock	(1,987)	(198,626)	(4,219)	(421,935)	(6,206)	(620,561)					(620,561)
Net transfer of shares between Class A and Class B	850	84,932	(850)	(84,932)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.2%):
Cash payment							(66)		(66)		(66)
Stock issued			140	13,981	140	13,981	(13,981)		(13,981)		—
Balance at September 30, 2020	3,872	$387,207	11,935	$1,193,534	15,807	$1,580,741	$773,640	$248,926	$1,022,566	$(3,371)	$2,599,936

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2021	3,279	$327,885	11,288	$1,128,851	14,567	$1,456,736	$822,793	$273,498	$1,096,291	$93,544	$2,646,571
Comprehensive income							29,904	7,476	37,380	(22,390)	14,990
Proceeds from issuance of capital stock	—	21	3,555	355,550	3,555	355,571					355,571
Repurchase/redemption of capital stock	(3,785)	(378,548)	(669)	(66,866)	(4,454)	(445,414)					(445,414)
Net reclassification of shares to mandatorily redeemable capital stock	(1)	(109)	(3)	(351)	(4)	(460)					(460)
Net transfer of shares between Class A and Class B	2,725	272,575	(2,725)	(272,575)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(62)		(62)		(62)
Stock issued			161	16,049	161	16,049	(16,049)		(16,049)		—
Balance at September 30, 2021	2,218	$221,824	11,607	$1,160,658	13,825	$1,382,482	$836,586	$280,974	$1,117,560	$71,154	$2,571,196

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2019	4,476	$447,610	13,188	$1,318,846	17,664	$1,766,456	$765,295	$234,514	$999,809	$24,786	$2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							57,646	14,412	72,058	(28,157)	43,901
Proceeds from issuance of capital stock	10	1,035	13,713	1,371,346	13,723	1,372,381					1,372,381
Repurchase/redemption of capital stock	—	—	(843)	(84,358)	(843)	(84,358)					(84,358)
Net reclassification of shares to mandatorily redeemable capital stock	(8,608)	(860,766)	(6,664)	(666,486)	(15,272)	(1,527,252)					(1,527,252)
Net transfer of shares between Class A and Class B	7,994	799,328	(7,994)	(799,328)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543	—	10,543		10,543
Dividends on capital stock (Class A - 0.9%, Class B - 6.1%):
Cash payment							(207)		(207)		(207)
Stock issued			535	53,514	535	53,514	(53,514)		(53,514)		—
Balance at September 30, 2020	3,872	$387,207	11,935	$1,193,534	15,807	$1,580,741	$773,640	$248,926	$1,022,566	$(3,371)	$2,599,936

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767
Comprehensive income							91,400	22,850	114,250	28,846	143,096
Proceeds from issuance of capital stock	35	3,492	11,722	1,172,239	11,757	1,175,731					1,175,731
Repurchase/redemption of capital stock	(7,323)	(732,322)	(984)	(98,373)	(8,307)	(830,695)					(830,695)
Net reclassification of shares to mandatorily redeemable capital stock	(4,661)	(466,079)	(1,184)	(118,433)	(5,845)	(584,512)					(584,512)
Net transfer of shares between Class A and Class B	10,045	1,004,508	(10,045)	(1,004,508)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(191)		(191)		(191)
Stock issued			480	47,954	480	47,954	(47,954)		(47,954)		—
Balance at September 30, 2021	2,218	$221,824	11,607	$1,160,658	13,825	$1,382,482	$836,586	$280,974	$1,117,560	$71,154	$2,571,196

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2021	09/30/2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,250	$72,058
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(12,044)	(50,162)
Concessions on consolidated obligations	4,794	24,029
Premiums and discounts on investments, net	12,138	14,556
Premiums, discounts and commitment fees on advances, net	(4,055)	(3,385)
Premiums, discounts and deferred loan costs on mortgage loans, net	41,102	47,349
Fair value adjustments on hedged assets or liabilities	3,296	3,568
Premises, software and equipment	2,466	2,498
Other	242	82
Provision (reversal) for credit losses on mortgage loans	638	717
Non-cash interest on mandatorily redeemable capital stock	18	49
Net realized (gains) losses on sale of available-for-sale securities	—	(1,523)
Net realized (gains) losses on disposal of premises, software and equipment	—	3,471
Other adjustments, net	(312)	4,366
Net (gains) losses on trading securities	56,527	(92,769)
Net change in derivatives and hedging activities	186,782	(288,215)
(Increase) decrease in accrued interest receivable	15,242	36,037
Change in net accrued interest included in derivative assets	(9,707)	30,973
(Increase) decrease in other assets	2,024	1,407
Increase (decrease) in accrued interest payable	(8,064)	(63,193)
Change in net accrued interest included in derivative liabilities	(2,848)	(117)
Increase (decrease) in Affordable Housing Program liability	(941)	(3,677)
Increase (decrease) in other liabilities	(1,469)	(1,849)
Total adjustments	285,829	(335,788)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	400,079	(263,730)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2021	09/30/2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$316,633	$145,874
Net (increase) decrease in securities purchased under resale agreements	500,000	150,000
Net (increase) decrease in Federal funds sold	(178,000)	(585,000)
Proceeds from sale of trading securities	—	275,186
Proceeds from maturities of and principal repayments on trading securities	1,644,453	337,209
Purchases of trading securities	(1,700,000)	(825,000)
Proceeds from sale of available-for-sale securities	—	289,045
Proceeds from maturities of and principal repayments on available-for-sale securities	1,869,039	300,801
Purchases of available-for-sale securities	(1,028,471)	(430,610)
Proceeds from maturities of and principal repayments on held-to-maturity securities	298,161	594,829
Advances repaid	351,412,211	252,632,071
Advances originated	(351,732,390)	(244,759,865)
Principal collected on mortgage loans	2,591,290	2,878,144
Purchases of mortgage loans	(1,746,333)	(2,401,848)
Proceeds from sale of foreclosed assets	1,251	793
Other investing activities	2,653	2,481
Purchases of premises, software and equipment	(1,116)	(568)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,249,381	8,603,542

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(196,104)	225,977
Net proceeds from issuance of consolidated obligations:
Discount notes	239,623,829	500,327,628
Bonds	28,680,364	34,971,746
Payments for maturing and retired consolidated obligations:
Discount notes	(240,229,128)	(515,803,859)
Bonds	(34,809,900)	(29,717,000)
Proceeds from financing derivatives	—	3,470
Net interest payments received (paid) for financing derivatives	(18,494)	(12,793)
Proceeds from issuance of capital stock	1,175,731	1,372,381
Payments for repurchase/redemption of capital stock	(830,695)	(84,358)
Payments for repurchase of mandatorily redeemable capital stock	(585,547)	(1,527,802)
Cash dividends paid	(191)	(207)
Partial recovery of prior capital distribution to Financing Corporation	—	10,543
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(7,190,135)	(10,234,274)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,540,675)	(1,894,462)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,570,415	1,917,166
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,740	$22,704

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2021	09/30/2020
Supplemental disclosures:
Interest paid	$145,606	$523,348
Affordable Housing Program payments	$13,978	$11,783
Net transfers of mortgage loans to other assets	$449	$670
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance	$2,019,635	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2021

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Ratings Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of September 30, 2021, approximately 32 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of September 30, 2021 and December 31, 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of September 30, 2021 and December 31, 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $51,000 and $3,000, respectively, as of September 30, 2021, and $80,000 and $3,000, respectively, as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2021 and December 31, 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $5,000 and $6,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Trading Securities: Trading securities by major security type as of September 30, 2021 and December 31, 2020 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2021	12/31/2020
Non-mortgage-backed securities:
Certificates of deposit	$200,009	$—
U.S. Treasury obligations	1,176,148	1,298,518
GSE debentures	421,980	431,875
Non-mortgage-backed securities	1,798,137	1,730,393
Mortgage-backed securities:
GSE MBS	824,260	892,983
Mortgage-backed securities	824,260	892,983
TOTAL	$2,622,397	$2,623,376

Net gains (losses) on trading securities during the three and nine months ended September 30, 2021 and 2020 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Net gains (losses) on trading securities held as of September 30, 2021	$(15,807)	$(5,226)	$(51,126)	$90,202
Net gains (losses) on trading securities sold or matured prior to September 30, 2021	(562)	(1,769)	(5,401)	2,567
NET GAINS (LOSSES) ON TRADING SECURITIES	$(16,369)	$(6,995)	$(56,527)	$92,769

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2021 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $18,209,000 as of September 30, 2021.

Table 3.3

	09/30/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,840,450	$3,220	$(1,071)	$2,842,599
Non-mortgage-backed securities	2,840,450	3,220	(1,071)	2,842,599
Mortgage-backed securities:
U.S. obligation MBS	55,083	266	(7)	55,342
GSE MBS	4,806,855	74,196	(2,804)	4,878,247
Mortgage-backed securities	4,861,938	74,462	(2,811)	4,933,589
TOTAL	$7,702,388	$77,682	$(3,882)	$7,776,188

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of September 30, 2021 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$592,578	$(1,071)	$—	$—	$592,578	$(1,071)
Non-mortgage-backed securities	592,578	(1,071)	—	—	592,578	(1,071)
Mortgage-backed securities:
U.S. obligation MBS	—	—	6,589	(7)	6,589	(7)
GSE MBS	326,356	(1,071)	820,015	(1,733)	1,146,371	(2,804)
Mortgage-backed securities	326,356	(1,071)	826,604	(1,740)	1,152,960	(2,811)
TOTAL	$918,934	$(2,142)	$826,604	$(1,740)	$1,745,538	$(3,882)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2021 and December 31, 2020 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$958,778	$959,599	$1,767,608	$1,768,588
Due after one year through five years	1,881,672	1,883,000	1,773,803	1,777,737
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,840,450	2,842,599	3,541,411	3,546,325
Mortgage-backed securities	4,861,938	4,933,589	3,154,703	3,194,985
TOTAL	$7,702,388	$7,776,188	$6,696,114	$6,741,310

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 3.8 presents details of the sales for the nine months ended September 30, 2020 (in thousands). There were no sales of available-for-sale securities during the nine months ended September 30, 2021 or during the three months ended September 30, 2021 and 2020.

Table 3.8

Nine Months Ended
09/30/2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2021 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $273,000 as of September 30, 2021.

Table 3.9

	09/30/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$78,095	$—	$(2,204)	$75,891
Non-mortgage-backed securities	78,095	—	(2,204)	75,891
Mortgage-backed securities:
GSE MBS	355,191	6,781	(15)	361,957
Mortgage-backed securities	355,191	6,781	(15)	361,957
TOTAL	$433,286	$6,781	$(2,219)	$437,848

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of September 30, 2021 and December 31, 2020 are shown in Table 3.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.11

	09/30/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	48,095	47,047	48,960	47,280
Due after ten years	30,000	28,844	30,000	28,390
Non-mortgage-backed securities	78,095	75,891	78,960	75,670
Mortgage-backed securities	355,191	361,957	2,668,032	2,674,446
TOTAL	$433,286	$437,848	$2,746,992	$2,750,116

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

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of September 30, 2021 and December 31, 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

FHLBank's held-to-maturity securities: (1) were all highly rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; and (3) in the case of U.S. obligations or GSE MBS, carry an implicit or explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2021 and December 31, 2020, FHLBank had advances outstanding at interest rates ranging from 0.11 percent to 7.20 percent. Table 4.1 presents advances summarized by redemption term as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands). Carrying amounts exclude accrued interest receivable of $12,887,000 and $15,588,000 as of September 30, 2021 and December 31, 2020, respectively.

Table 4.1

	09/30/2021		12/31/2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$12,278,130	0.36%	$12,540,970	0.45%
Due after one year through two years	1,470,363	1.26	1,591,133	1.20
Due after two years through three years	1,927,315	1.20	1,268,307	1.73
Due after three years through four years	1,482,542	1.16	1,305,047	1.47
Due after four years through five years	988,112	1.31	1,033,221	1.40
Thereafter	3,150,229	1.81	3,233,763	1.90
Total par value	21,296,691	0.81%	20,972,441	0.92%
Discounts	(18,004)		(18,071)
Hedging adjustments	132,416		272,453
TOTAL	$21,411,103		$21,226,823

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. In October 2020, FHLBank placed a moratorium on the issuance of convertible advances; however, $1,497,150,000 remain outstanding.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of September 30, 2021 and December 31, 2020 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	09/30/2021	12/31/2020	09/30/2021	12/31/2020
Due in one year or less	$13,641,513	$14,271,213	$13,362,130	$13,563,370
Due after one year through two years	1,230,999	1,161,239	1,697,613	1,861,133
Due after two years through three years	1,459,489	981,503	2,009,815	1,489,057
Due after three years through four years	1,085,312	773,881	1,533,942	1,400,447
Due after four years through five years	985,276	796,495	987,762	1,008,871
Thereafter	2,894,102	2,988,110	1,705,429	1,649,563
TOTAL PAR VALUE	$21,296,691	$20,972,441	$21,296,691	$20,972,441

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment terms for advances as of September 30, 2021 and December 31, 2020 (in thousands):

Table 4.3

Redemption Term	09/30/2021	12/31/2020
Fixed rate:
Due in one year or less	$11,491,130	$9,838,379
Due after one year	6,876,299	6,663,459
Total fixed rate	18,367,429	16,501,838
Variable rate:
Due in one year or less	787,000	2,702,591
Due after one year	2,142,262	1,768,012
Total variable rate	2,929,262	4,470,603
TOTAL PAR VALUE	$21,296,691	$20,972,441

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of September 30, 2021 and December 31, 2020, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2021 and December 31, 2020, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three and nine months ended September 30, 2021 and 2020.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of September 30, 2021 and December 31, 2020, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2021 and December 31, 2020 on mortgage loans held for portfolio (in thousands). Mortgage loans held for portfolio excludes accrued interest receivable of $37,150,000 and $44,101,000 as of September 30, 2021 and December 31, 2020, respectively.

Table 5.1

	09/30/2021	12/31/2020
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,410,868	$1,419,725
Fixed rate, long-term, single-family mortgages	6,805,521	7,666,912
Total unpaid principal balance	8,216,389	9,086,637
Premiums	112,014	128,231
Discounts	(1,461)	(1,865)
Deferred loan costs, net	89	123
Other deferred fees	(16)	(25)
Hedging adjustments	(4,900)	(2,717)
Total before allowance for credit losses on mortgage loans	8,322,115	9,210,384
Allowance for credit losses on mortgage loans	(6,324)	(5,177)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,315,791	$9,205,207

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of September 30, 2021 and December 31, 2020 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2021	12/31/2020
Conventional loans	$7,796,799	$8,563,349
Government-guaranteed or -insured loans	419,590	523,288
TOTAL UNPAID PRINCIPAL BALANCE	$8,216,389	$9,086,637

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

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of September 30, 2021 (dollar amounts in thousands):

Table 5.3

	09/30/2021
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2017	2017	2018	2019	2020	2021
Amortized Cost:[1]
Past due 30-59 days delinquent	$12,982	$4,695	$3,744	$8,063	$2,667	$2,022	$34,173	$7,994	$42,167
Past due 60-89 days delinquent	4,658	985	1,615	1,754	984	—	9,996	1,854	11,850
Past due 90 days or more delinquent	11,312	4,867	8,222	17,477	648	546	43,072	16,215	59,287
Total past due	28,952	10,547	13,581	27,294	4,299	2,568	87,241	26,063	113,304
Total current loans	1,868,652	457,785	408,821	1,457,811	1,958,047	1,658,186	7,809,302	399,509	8,208,811
Total mortgage loans	$1,897,604	$468,332	$422,402	$1,485,105	$1,962,346	$1,660,754	$7,896,543	$425,572	$8,322,115

Other delinquency statistics:
In process of foreclosure[2]							$1,951	$1,266	$3,217
Serious delinquency rate[3]							0.6%	3.8%	0.7%
Past due 90 days or more and still accruing interest							$—	$16,215	$16,215
Loans on non-accrual status[4,5]							$49,903	$—	$49,903

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
4    Loans on non-accrual status include $1,180,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.
5    Includes $34,958,000 of conventional mortgage loans on non-accrual status that did not have an associated allowance for credit losses.

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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2021 and 2020.

Table 5.5

	Three Months Ended		Nine Months Ended
Conventional Loans	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Balance, beginning of the period	$7,552	$7,790	$5,177	$985
Adjustment for cumulative effect of accounting change	—	—	—	6,123
Net (charge-offs) recoveries	432	20	509	101
Provision (reversal) for credit losses	(1,660)	116	638	717
Balance, end of the period	$6,324	$7,926	$6,324	$7,926

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of September 30, 2021 and December 31, 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2021 and December 31, 2020 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2021			12/31/2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$18,294,341	$16,608	$176,775	$15,862,207	$18,427	$261,431
Total derivatives designated as hedging relationships	18,294,341	16,608	176,775	15,862,207	18,427	261,431
Derivatives not designated as hedging instruments:
Interest rate swaps	2,337,365	6	41,836	2,476,659	107	68,210
Interest rate caps/floors	477,500	321	—	602,500	141	—
Mortgage delivery commitments	162,060	5	1,005	133,456	654	4
Total derivatives not designated as hedging instruments	2,976,925	332	42,841	3,212,615	902	68,214
TOTAL	$21,271,266	16,940	219,616	$19,074,822	19,329	329,645
Netting adjustments and cash collateral[1]		117,739	(211,771)		129,539	(325,241)
DERIVATIVE ASSETS AND LIABILITIES		$134,679	$7,845		$148,868	$4,404

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $329,510,000 and $455,080,000 as of September 30, 2021 and December 31, 2020, respectively. Cash collateral received was $0 and $300,000 as of September 30, 2021 and December 31, 2020, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2021 and 2020, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$29,925	$10,701	$1,326	$37,729
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$1,516	$1,446	$—	$(403)
Hedged items[2]	(18,744)	(23,862)	—	6,982
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(17,228)	$(22,416)	$—	$6,579

	Three Months Ended
	09/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$38,848	$9,588	$5,674	$67,142
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$10,848	$9,424	$(197)	$(1,509)
Hedged items[2]	(28,115)	(40,444)	1,321	12,203
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(17,267)	$(31,020)	$1,124	$10,694

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2021 and 2020, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$95,677	$29,589	$4,393	$124,395
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$84,116	$81,276	$13	$(11,167)
Hedged items[2]	(133,978)	(153,929)	(33)	33,424
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(49,862)	$(72,653)	$(20)	$22,257

	Nine Months Ended
	9/30/2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$230,000	$43,753	$120,385	$310,628
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(280,875)	$(386,669)	$18,350	$45,856
Hedged items[2]	248,445	308,189	(112)	(16,663)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(32,430)	$(78,480)	$18,238	$29,193

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2021 and December 31, 2020 (in thousands):

Table 6.4

09/30/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,234,566	$120,597	$11,819	$132,416
Available-for-sale securities	5,685,568	162,224	—	162,224
Consolidated obligation bonds	(6,683,518)	(1,230)	—	(1,230)

12/31/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,895,962	$261,304	$11,149	$272,453
Available-for-sale securities	6,696,114	320,063	—	320,063
Consolidated discount notes	(174,855)	33	—	33
Consolidated obligation bonds	(3,791,848)	(34,654)	—	(34,654)

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$11,908	$15,842	$57,473	$(97,218)
Interest rate caps/floors	252	(17)	180	(30)
Net interest settlements	(12,878)	(14,222)	(38,773)	(32,338)
Mortgage delivery commitments	(678)	423	(2,710)	(5,995)
NET GAINS (LOSSES) ON DERIVATIVES	$(1,396)	$2,026	$16,170	$(135,581)

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. There was no credit risk applicable to a single counterparty as of September 30, 2021. The maximum credit risk applicable to a single counterparty was $247,000 as of December 31, 2020.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2021 and December 31, 2020.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 7.1 details the types of deposits held by FHLBank as of September 30, 2021 and December 31, 2020 (in thousands):

Table 7.1

	09/30/2021	12/31/2020
Interest-bearing:
Demand	$345,197	$308,604
Overnight	548,900	660,400
Term	2,750	2,750
Total interest-bearing	896,847	971,754
Non-interest-bearing:
Other	136,710	257,607
Total non-interest-bearing	136,710	257,607
TOTAL DEPOSITS	$1,033,557	$1,229,361

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Table 8.1

	09/30/2021		12/31/2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$18,762,650	0.17%	$27,921,650	0.31%
Due after one year through two years	2,376,950	0.98	1,267,800	1.45
Due after two years through three years	1,479,650	1.08	1,216,600	1.91
Due after three years through four years	1,585,200	0.86	831,700	1.58
Due after four years through five years	2,288,500	0.82	836,100	1.22
Thereafter	4,972,050	1.60	5,518,800	1.60
Total par value	31,465,000	0.58%	37,592,650	0.63%
Premiums	26,544		38,219
Discounts	(2,842)		(3,303)
Concession fees	(12,152)		(14,143)
Hedging adjustments	1,230		34,654
TOTAL	$31,477,780		$37,648,077

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2021 and December 31, 2020 includes callable bonds totaling $8,354,000,000 and $6,878,000,000, respectively. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2021 and December 31, 2020 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	09/30/2021	12/31/2020
Due in one year or less	$27,109,150	$34,299,650
Due after one year through two years	2,176,950	1,142,800
Due after two years through three years	934,150	815,100
Due after three years through four years	588,200	399,700
Due after four years through five years	234,500	391,100
Thereafter	422,050	544,300
TOTAL PAR VALUE	$31,465,000	$37,592,650

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2021 and December 31, 2020 (in thousands):

Table 8.3

	09/30/2021	12/31/2020
Fixed rate	$15,838,000	$13,840,650
Simple variable rate	15,027,000	23,752,000
Step	600,000	—
TOTAL PAR VALUE	$31,465,000	$37,592,650

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Book Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2021	$10,277,237	$10,277,770	0.04%

December 31, 2020	$10,882,417	$10,883,608	0.08%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020 (in thousands):

Table 9.1

09/30/2021
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$16,839	$(16,356)	$483	$(5)	$478
Cleared derivatives	101	134,095	134,196	—	134,196
Total derivative assets	16,940	117,739	134,679	(5)	134,674
Securities purchased under agreements to resell	2,100,000	—	2,100,000	(2,100,000)	—
TOTAL	$2,116,940	$117,739	$2,234,679	$(2,100,005)	$134,674

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2021 and December 31, 2020 (in thousands):

Table 9.3

09/30/2021
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$206,719	$(198,874)	$7,845	$(1,005)	$6,840
Cleared derivatives	12,897	(12,897)	—	—	—
Total derivative liabilities	219,616	(211,771)	7,845	(1,005)	6,840
TOTAL	$219,616	$(211,771)	$7,845	$(1,005)	$6,840

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands):

Table 10.1

	09/30/2021		12/31/2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$402,398	$2,278,219	$192,927	$2,213,868
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.0%
Total regulatory capital	$1,820,649	$2,500,649	$2,103,668	$2,627,083
Leverage capital ratio	5.0%	8.0%	5.0%	7.1%
Leverage capital	$2,275,811	$3,639,759	$2,629,586	$3,734,017

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2021 and 2020 (in thousands):

Table 10.2

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Balance, beginning of period	$1,543	$2,308	$1,624	$2,415
Capital stock subject to mandatory redemption reclassified from equity during the period	460	620,561	584,512	1,627,899
Capital stock redemption cancellations reclassified to equity during the period	—	—	—	(100,647)
Redemption or repurchase of mandatorily redeemable capital stock during the period	(1,397)	(620,967)	(585,547)	(1,527,802)
Stock dividend classified as mandatorily redeemable capital stock during the period	1	12	18	49
Balance, end of period	$607	$1,914	$607	$1,914

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2021, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended September 30, 2021 and 2020 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2020	$(31,746)	$(1,948)	$(33,694)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	30,295		30,295
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		28	28
Net current period other comprehensive income (loss)	30,295	28	30,323
Balance at September 30, 2020	$(1,451)	$(1,920)	$(3,371)

Balance at June 30, 2021	$96,282	$(2,738)	$93,544
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(22,482)		(22,482)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		92	92
Net current period other comprehensive income (loss)	(22,482)	92	(22,390)
Balance at September 30, 2021	$73,800	$(2,646)	$71,154

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the nine months ended September 30, 2021 and 2020 (in thousands):

Table 11.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2019	$26,788	$(2,002)	$24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(26,716)		(26,716)
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[1]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[2]		82	82
Net current period other comprehensive income (loss)	(28,239)	82	(28,157)
Balance at September 30, 2020	$(1,451)	$(1,920)	$(3,371)

Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[3]	28,604		28,604
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		242	242
Net current period other comprehensive income (loss)	28,604	242	28,846
Balance at September 30, 2021	$73,800	$(2,646)	$71,154

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
NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2021 and December 31, 2020. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2021 and 2020.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2021 and December 31, 2020. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2021 and December 31, 2020 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	09/30/2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$29,740	$29,740	$29,740	$—	$—	$—
Interest-bearing deposits	569,222	569,222	—	569,222	—	—
Securities purchased under agreements to resell	2,100,000	2,100,000	—	2,100,000	—	—
Federal funds sold	1,958,000	1,958,000	—	1,958,000	—	—
Trading securities	2,622,397	2,622,397	—	2,622,397	—	—
Available-for-sale securities	7,776,188	7,776,188	—	7,776,188	—	—
Held-to-maturity securities	433,286	437,848	—	361,957	75,891	—
Advances	21,411,103	21,500,868	—	21,500,868	—	—
Mortgage loans held for portfolio, net of allowance	8,315,791	8,412,649	—	8,406,513	6,136	—
Accrued interest receivable	83,013	83,013	—	83,013	—	—
Derivative assets	134,679	134,679	—	16,940	—	117,739
Liabilities:
Deposits	1,033,557	1,033,557	—	1,033,557	—	—
Consolidated obligation discount notes	10,277,237	10,276,683	—	10,276,683	—	—
Consolidated obligation bonds	31,477,780	31,452,159	—	31,452,159	—	—
Mandatorily redeemable capital stock	607	607	607	—	—	—
Accrued interest payable	38,036	38,036	—	38,036	—	—
Derivative liabilities	7,845	7,845	—	219,616	—	(211,771)
Other Asset (Liability):
Industrial revenue bonds	35,000	36,572	—	36,572	—	—
Financing obligation payable	(35,000)	(36,572)	—	(36,572)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2021 and December 31, 2020 (in thousands).

Table 12.3

	09/30/2021
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$200,009	$—	$200,009	$—	$—
U.S. Treasury obligations	1,176,148	—	1,176,148	—	—
GSE debentures	421,980	—	421,980	—	—
GSE MBS	824,260	—	824,260	—	—
Total trading securities	2,622,397	—	2,622,397	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,842,599	—	2,842,599	—	—
U.S. obligation MBS	55,342	—	55,342	—	—
GSE MBS	4,878,247	—	4,878,247	—	—
Total available-for-sale securities	7,776,188	—	7,776,188	—	—
Derivative assets:
Interest-rate related	134,674	—	16,935	—	117,739
Mortgage delivery commitments	5	—	5	—	—
Total derivative assets	134,679	—	16,940	—	117,739
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,533,264	$—	$10,415,525	$—	$117,739

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$6,840	$—	$218,611	$—	$(211,771)
Mortgage delivery commitments	1,005	—	1,005	—	—
Total derivative liabilities	7,845	—	219,616	—	(211,771)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$7,845	$—	$219,616	$—	$(211,771)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$6,170	$—	$—	$6,170	$—
Real estate owned	52	—	—	52	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$6,222	$—	$—	$6,222	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2021 and still outstanding as of September 30, 2021.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $599,694,909,000 and $698,296,045,000 as of September 30, 2021 and December 31, 2020, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2021, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2021 and December 31, 2020, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	09/30/2021			12/31/2020
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,473,000	$2,483	$4,475,483	$5,436,165	$4,251	$5,440,416
Advance commitments outstanding	49,090	12,816	61,906	19,693	21,001	40,694
Principal commitments for standby bond purchase agreements	80,530	649,275	729,805	380,615	317,710	698,325
Commitments to fund or purchase mortgage loans	162,060	—	162,060	133,456	—	133,456
Commitments to issue consolidated bonds, at par	3,690,000	—	3,690,000	4,000	—	4,000
Commitments to issue consolidated discount notes, at par	1,000,000	—	1,000,000	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,355,000 and $1,554,000 as of September 30, 2021 and December 31, 2020, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2024, though some are renewable at the option of FHLBank. As of September 30, 2021 and December 31, 2020, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the nine months ended September 30, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the nine months ended September 30, 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(1,000,000) and $650,000 as of September 30, 2021 and December 31, 2020, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2021 and December 31, 2020 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

09/30/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$6,800	3.1%	$357,791	30.8%	$364,591	26.4%
TOTAL		$6,800	3.1%	$357,791	30.8%	$364,591	26.4%

Table 14.2

12/31/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$825	0.2%	$339,524	29.2%	$340,349	21.6%
TOTAL		$825	0.2%	$339,524	29.2%	$340,349	21.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2021 and December 31, 2020 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	09/30/2021		12/31/2020		09/30/2021		12/31/2020
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$7,770,000	36.5%	$7,460,000	35.6%	$511	—%	$713	0.1%
TOTAL	$7,770,000	36.5%	$7,460,000	35.6%	$511	—%	$713	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2021 and 2020.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of September 30, 2021 and December 31, 2020 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	09/30/2021		12/31/2020
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$156,291	0.7%	$161,021	0.8%

Deposits	$18,322	1.8%	$25,459	2.1%

Class A Common Stock	$5,236	2.4%	$10,298	2.5%
Class B Common Stock	16,785	1.4	21,200	1.8
TOTAL CAPITAL STOCK	$22,021	1.6%	$31,498	2.0%

Table 14.5 presents mortgage loans acquired during the three and nine months ended September 30, 2021 and 2020 for members that had an officer or director serving on FHLBank’s board of directors in 2021 or 2020 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Nine Months Ended
	09/30/2021		09/30/2020		09/30/2021		09/30/2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$13,563	2.2%	$9,091	2.5%	$32,534	1.9%	$95,901	4.0%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services primarily to our members. Our mission is to be a reliable source of liquidity and low-cost funding for our members in support of residential mortgage lending and related housing and economic development needs of the communities served by our members. As an independent, member-owned cooperative, we seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our members include commercial banks, savings institutions, credit unions, insurance companies, and community development financial institutions.

We continue to conduct business without operational difficulties or disruptions despite the ongoing COVID-19 pandemic. The majority of our employees returned to the office in October 2021.

Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2021	06/30/2021	03/31/2021	12/31/2020	09/30/2020
Statement of Condition (as of period end):
Total assets	$45,516,223	$46,310,400	$48,500,428	$52,591,712	$53,011,374
Investments[1]	15,459,093	16,248,714	18,361,631	17,251,975	19,917,184
Advances	21,411,103	20,995,508	21,068,366	21,226,823	22,616,252
Mortgage loans, net[2]	8,315,791	8,328,063	8,667,085	9,205,207	10,093,466
Total liabilities	42,945,027	43,663,829	45,809,375	49,923,945	50,411,438
Deposits	1,033,557	1,088,865	1,262,945	1,229,361	1,016,316
Consolidated obligation discount notes, net[3]	10,277,237	10,330,016	10,072,689	10,882,417	11,936,214
Consolidated obligation bonds, net[3]	31,477,780	32,088,152	34,314,007	37,648,077	37,294,169
Total consolidated obligations, net[3]	41,755,017	42,418,168	44,386,696	48,530,494	49,230,383
Mandatorily redeemable capital stock	607	1,543	1,585	1,624	1,914
Total capital	2,571,196	2,646,571	2,691,053	2,667,767	2,599,936
Capital stock	1,382,482	1,456,736	1,540,365	1,574,004	1,580,741
Total retained earnings	1,117,560	1,096,291	1,079,074	1,051,455	1,022,566
AOCI	71,154	93,544	71,614	42,308	(3,371)
Statement of Income (for the quarterly period ended):
Net interest income	73,260	67,230	73,369	74,461	64,788
Provision (reversal) for credit losses on mortgage loans	(1,660)	2,312	(14)	(1,433)	116
Other income (loss)	(14,758)	(10,146)	(5,892)	(5,033)	(1,634)
Other expenses	18,628	18,145	18,705	19,758	18,610
Income before assessments	41,534	36,627	48,786	51,103	44,428
Affordable Housing Program (AHP) assessments	4,154	3,663	4,880	5,111	4,444
Net income	37,380	32,964	43,906	45,992	39,984
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid in cash	62	65	64	66	66
Dividends paid in stock	16,049	15,682	16,223	17,037	13,981
Weighted average dividend rate[4]	4.15%	4.06%	4.15%	4.09%	3.69%
Dividend payout ratio[5]	43.10%	47.77%	37.10%	37.19%	35.13%
Return on average equity	5.40%	4.83%	6.55%	6.75%	6.34%
Return on average assets	0.31%	0.27%	0.35%	0.34%	0.29%
Average equity to average assets	5.71%	5.56%	5.32%	5.01%	4.60%
Net interest margin[6]	0.61%	0.55%	0.59%	0.55%	0.47%
Total capital ratio[7]	5.65%	5.71%	5.55%	5.07%	4.90%
Regulatory capital ratio[8]	5.49%	5.52%	5.40%	5.00%	4.91%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold.
2    The allowance for credit losses on mortgage loans was $6,324,000, $7,552,000, $4,956,000, $5,177,000 and $7,926,000 as of September 30, 2021, June 30, 2021, March 31, 2021, December 31, 2020 and September 30, 2020, respectively.
3    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 13 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.
4    Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
5    Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although FHFA regulation requires dividends be paid out of known income prior to declaration date.
6    Net interest income as a percentage of average earning assets.
7    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
8    Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the COVID-19 pandemic-related market volatility resulted in declines across the interest rate curve in March 2020 that have generally persisted through the first nine months of 2021, although interest rates for tenors greater than two years closed slightly higher at the end of September 2021 than at the end of 2020. Lower advance demand has continued due to abundant liquidity held by members resulting from economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities. Deposit growth continues to outpace loan demand at depository members, which also impacts advance demand. The surge of mortgage loan prepayments that occurred during 2020 and through the first quarter of 2021 has reduced net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates, although recent increases in mortgage interest rates have slowed prepayments and related premium amortization. The decline in short-term interest rates also impacted net interest income in the form of increased net interest settlement expense on advances and available-for-sale securities compared to the prior year period. The decrease in market interest rates and the tightening of consolidated obligation bond spreads to benchmark rates has allowed us to replace maturing and called debt at a lower cost, which has reduced overall funding costs for current and future periods. In addition, management has actively managed our funding composition in response to market conditions, as the stability of the interest rate environment enabled us to reduce our allocation of funding in discount notes by increasing our issuance of floating rate term debt, which more closely matches asset composition and reprices to market interest rates more quickly than discount notes.

Third Quarter 2021 Financial Highlights
•Net interest income/margin: Net interest income of $73.3 million for the quarter ended September 30, 2021 increased $8.5 million compared to the same period in 2020. Net interest margin increased 14 basis points for the current quarter, from 0.47 percent for the quarter ended September 30, 2020 to 0.61 percent for the quarter ended September 30, 2021. This improvement was attributed primarily to the decrease in the cost of debt. Slowing prepayment speeds and the corresponding decline in premium amortization on mortgage loans also provided a positive contribution to net interest margin for the quarter ended September 30, 2021 compared to the prior year period.
•Total assets: Total assets decreased from $52.6 billion as of December 31, 2020 to $45.5 billion as of September 30, 2021, driven largely by the decrease in the short-term liquidity portfolio between those periods.
•Advances: Advances increased from $21.2 billion at December 31, 2020 to $21.4 billion at September 30, 2021. The average balance of advances increased $1.0 billion, or 4.6 percent, for the three months ended September 30, 2021 when compared to the prior year period.
•Mortgage loans: Mortgage loans decreased by $0.9 billion from December 31, 2020 to September 30, 2021, representing 18.3 percent of total assets as of September 30, 2021, compared to 17.5 percent as of December 31, 2020. Despite the decrease in mortgage loans, the decline in our liquidity and investment portfolios resulted in our mortgage loan portfolio representing a larger portion of our total assets compared to December 31, 2020. The average balance of mortgage loans decreased $2.2 billion, or 21.2 percent, for the three months ended September 30, 2021 when compared to the prior year period as prepayments have outpaced acquisitions during 2021.
•Performance ratios: Return on average equity (ROE) decreased to 5.40 percent for the quarter ended September 30, 2021 compared to 6.34 percent for the prior year period due primarily to the decrease in net income for the current quarter, combined with an increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 0.25 percent per annum and the Class B Common Stock dividend rate of 5.25 percent per annum combined for a weighted average dividend rate for the quarter ended September 30, 2021 of 4.15 percent per annum, compared to a weighted average dividend rate of 3.69 percent for the same period in 2020.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2021	09/30/2020	09/30/2021	09/30/2020	09/30/2021	12/31/2020	09/30/2020
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.05%	0.09%	0.04%	0.45%	0.05%	0.07%	0.08%
Federal funds effective rate[1]	0.09	0.09	0.08	0.45	0.06	0.09	0.09
Federal Reserve interest rate on excess reserves[1]	0.15	0.10	0.12	0.47	0.15	0.10	0.10
3-month U.S. Treasury bill[1]	0.04	0.11	0.04	0.44	0.04	0.07	0.10
3-month LIBOR[1]	0.13	0.25	0.16	0.79	0.13	0.24	0.23
2-year U.S. Treasury note[1]	0.22	0.14	0.18	0.47	0.28	0.12	0.13
5-year U.S. Treasury note[1]	0.80	0.27	0.75	0.59	0.97	0.36	0.28
10-year U.S. Treasury note[1]	1.32	0.65	1.41	0.90	1.49	0.92	0.69
30-year residential mortgage note rate[1,2]	3.05	3.13	3.10	3.42	3.10	2.90	3.05

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the third quarter of 2021, market conditions continued to improve, although this recovery was hindered by the COVID-19 Delta variant. Interest rates remained at low levels but were higher for maturities of two years and longer relative to the prevailing yields at the end of 2020. Inflation measures continued to trend upward during the third quarter of 2021 as supply chain disruptions and other economic factors caused increases in prices of commodities and consumer goods. The unemployment rate has improved from 2020 highs but remains above pre-pandemic levels despite rising demand for labor. Mortgage rates began an upward trend relative to the historical lows at earlier points in 2021, which has slowed prepayments. The level of current mortgage rates provides less refinance incentive but remains attractive to homebuyers, which has kept home prices elevated. Financial institutions continued to experience high levels of liquidity and lower relative loan demand in the third quarter of 2021 resulting from continued fiscal and monetary policy support and competition among lenders.

Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations remained relatively narrow during the first nine months of 2021, resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to lower advance demand. At the November 2021 meeting, the Federal Open Market Committee (FOMC) maintained the Federal funds rate at a range between 0 percent and 0.25 percent and the interest rate on excess reserves at 0.15 percent. The FOMC will continue quantitative easing, repo, and overnight lending programs and purchases of U.S. Treasuries and Agency MBS, but announced the planned pace of the reduction of monthly net asset purchases. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and negative economic outlooks for the next several years have kept Treasury and other benchmark rates to near historic lows. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world. The global economy appears to be emerging from the economic downturn, but recovery is threatened by a resurgence of infectious cases and the emergence of more contagious variants of the virus. The pace of global economic recovery is dependent upon the course of the virus and measures taken to control its spread, vaccination rates, the impact of policy support, and other structural economic factors. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Although we believe it is a declining risk, volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for the remainder of 2021 is uncertain, and it is likely that the FOMC will keep interest rates low or use other programs if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. Supply chain disruptions and labor market constraints are expected to keep inflation elevated into 2022, which could impact economic growth. Higher levels of inflation and higher inflation expectations could result in higher interest rates, especially short- and intermediate-term interest rates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

The Financial Conduct Authority (FCA) announced that the publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. As noted throughout this quarterly report, many of our assets and liabilities, including derivative assets and derivative liabilities, are indexed to one-month or three-month tenors of LIBOR. A portion of these assets and liabilities and related collateral have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2021.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2021 vs. 09/30/2020		09/30/2021 vs. 09/30/2020
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$(25,310)	(18.3)%	$(266,475)	(43.7)%
Total interest expense	(33,782)	(46.2)	(303,783)	(70.1)
Net interest income	8,472	13.1	37,308	21.1
Provision (reversal) for credit losses on mortgage loans	(1,776)	(1,531.0)	(79)	(11.0)
Net interest income after mortgage loan loss provision	10,248	15.8	37,387	21.3
Net gains (losses) on trading securities	(9,374)	(134.0)	(149,296)	(160.9)
Net gains (losses) on derivatives	(3,422)	(168.9)	151,751	111.9
Other non-interest income	(328)	(9.8)	1,864	24.2
Total other income (loss)	(13,124)	(803.2)	4,319	12.3
Operating expenses	194	1.3	(3)	—
Other non-interest expenses	(176)	(4.2)	(5,168)	(29.9)
Total other expenses	18	0.1	(5,171)	(8.5)
AHP assessments	(290)	(6.5)	4,685	58.5
NET INCOME	$(2,604)	(6.5)%	$42,192	58.6%

Net income decreased $2.6 million, or 6.5 percent, to $37.4 million for the three months ended September 30, 2021 compared to $40.0 million for the three months ended September 30, 2020. The $2.6 million decrease for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020 was a result of a $12.8 million increase in unrealized net losses on economic derivatives (i.e., derivatives not qualifying for hedge accounting) and trading securities that were not entirely offset by the increase in net interest income of $8.5 million and the reversal of the provision for credit losses of $1.8 million. For detailed discussion relating to the fluctuations in net gains (losses) on derivatives and net gains (losses) on trading securities, see "Net Gains (Losses) on Derivatives" and "Net Gains (Losses) On Trading Securities" under this Item 2.

For the nine months ended September 30, 2021, net income increased $42.2 million, or 58.6 percent, to $114.3 million compared to $72.1 million for the nine months ended September 30, 2020. This increase was primarily attributed to an increase in net interest income of $37.3 million, a decrease in other expenses of $5.2 million, and an increase in other income of $4.3 million. Other expenses declined by $5.2 million for the current nine-month period compared to the prior year due mainly to the subsidy recorded for the below-market interest rates on COVID-19 Relief Advances in the prior year. The increase in other income of $4.3 million for the current nine-month period was relative to write-offs of premises and equipment recorded in the prior year.

Net Interest Income and Net Interest Margin: Net interest income increased $8.5 million for the quarter, from $64.8 million for the three months ended September 30, 2020 to $73.3 million for the three months ended September 30, 2021. Net interest income increased $37.3 million for the current year-to-date period, from $176.6 million for the nine months ended September 30, 2020 to $213.9 million for nine months ended September 30, 2021. Market interest rates and trends affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The increase in net interest income and net interest margin for both the quarter and year-to-date periods was the result of a significant decrease in the cost of debt between periods, driven by the repricing of liabilities funding short-term investments and fixed-rate mortgage assets (see Tables 8 and 10). The decrease in market interest rates and the tightening of consolidated obligation bond spreads to benchmark rates allowed us to replace called debt at a lower cost from early 2020 through the first quarter of 2021, which has reduced overall funding costs for current and future periods. Debt maturing between periods was replaced at lower interest rates. Further, the pace of called bonds has slowed, thereby reducing accelerated concession amortization on called debt in the current periods compared to the prior year periods. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods.

Interest income for both periods was reduced by declines in the average balance and average rate across most asset categories, although slowing prepayments and the associated reduction in premium amortization boosted the yield on mortgage loans during the current quarter, and the $1.0 billion increase in the average balance of advances for the current quarter provided some offset to the overall decline in interest income. The majority of the year-to-date decline in the average balance of advances was in the line of credit,which is typically a low-spread product, so the impact of the decline in the average balance on net interest margin was minimal. Advance modifications have also reduced the yield on the portfolio to current market rates, but the pace of modifications has slowed in recent periods. Modifications reduce net interest income but the advance is retained and the member pays a prepayment fee for the modification.
Mortgage loans and MBS are typically the highest net spread assets on our balance sheet, so the decline in the average balance combined with spread compression from accelerated premium amortization from prepayments has negatively impacted net interest margin, but the decrease in the cost of debt between periods has more than offset the premium amortization impact. Mortgage prepayments slowed during the second and third quarters of 2021 and are expected to continue to decline through the remainder of the year before leveling off. At current rate levels, should prepayments slow, the lower premium amortization would result in a wider spread. However, this is highly dependent on the level of interest rates. For further discussion of investments, advances and mortgage loans, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition."

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the year-to-date period, interest income was reduced by net interest settlement expense on fair value hedges of advances and available-for-sale securities caused by the decline in short-term interest rates. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$40	$1,717	$—	$—	$294	$2,051
Net amortization/accretion of hedging activities	(830)	—	(221)	—	—	(1,051)
Net interest received (paid)	(16,438)	(24,133)	—	—	6,285	(34,286)
TOTAL	$(17,228)	$(22,416)	$(221)	$—	$6,579	$(33,286)

Table 5

	Three Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$304	$870	$—	$(1,271)	$5	$(92)
Net amortization/accretion of hedging activities	(348)	—	(927)	—	—	(1,275)
Net interest received (paid)	(17,223)	(31,890)	—	2,395	10,689	(36,029)
TOTAL	$(17,267)	$(31,020)	$(927)	$1,124	$10,694	$(37,396)

Table 6

	Nine Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,595	$4,628	$—	$(31)	$131	$6,323
Net amortization/accretion of hedging activities	(2,172)	—	(1,124)	—	—	(3,296)
Net interest received (paid)	(49,285)	(77,281)	—	11	22,126	(104,429)
TOTAL	$(49,862)	$(72,653)	$(1,124)	$(20)	$22,257	$(101,402)

Table 7

	Nine Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,816)	$(4,495)	$—	$(176)	$(12)	$(6,499)
Net amortization/accretion of hedging activities	(965)	—	(2,603)	—	—	(3,568)
Net interest received (paid)	(29,649)	(73,985)	—	18,414	29,205	(56,015)
TOTAL	$(32,430)	$(78,480)	$(2,603)	$18,238	$29,193	$(66,082)

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	09/30/2021			09/30/2020
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$904,796	$230	0.10%	$1,325,680	$471	0.14%
Securities purchased under agreements to resell	2,017,391	460	0.09	4,421,739	1,378	0.12
Federal funds sold	2,525,435	567	0.09	2,551,728	575	0.09
Investment securities[1]	10,962,475	27,819	1.01	13,467,560	32,227	0.95
Advances[1,2]	22,985,280	29,925	0.52	21,975,855	38,848	0.70
Mortgage loans[3,4]	8,317,439	53,438	2.55	10,554,194	64,192	2.42
Other interest-earning assets	38,761	228	2.32	41,915	286	2.71
Total earning assets	47,751,577	112,667	0.94	54,338,671	137,977	1.01
Other non-interest-earning assets	315,746			183,115
Total assets	$48,067,323			$54,521,786

Interest-bearing liabilities:
Deposits	$1,032,579	101	0.04	$800,807	76	0.04
Consolidated obligations[1]:
Discount Notes	11,749,008	1,326	0.04	12,587,693	5,674	0.18
Bonds	31,968,498	37,729	0.47	37,779,502	67,142	0.71
Other borrowings	44,673	251	2.23	43,842	297	2.70
Total interest-bearing liabilities	44,794,758	39,407	0.35	51,211,844	73,189	0.57
Capital and other non-interest-bearing funds	3,272,565			3,309,942
Total funding	$48,067,323			$54,521,786

Net interest income and net interest spread[5]		$73,260	0.59%		$64,788	0.44%

Net interest margin[6]			0.61%			0.47%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.6 million and $1.9 million for the three months ended September 30, 2021 and 2020, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense (in thousands):

Table 9

	Three Months Ended
	09/30/2021 vs. 09/30/2020
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(127)	$(114)	$(241)
Securities purchased under agreements to resell	(615)	(303)	(918)
Federal funds sold	(5)	(3)	(8)
Investment securities	(6,269)	1,861	(4,408)
Advances	1,715	(10,638)	(8,923)
Mortgage loans	(14,210)	3,456	(10,754)
Other assets	(20)	(38)	(58)
Total interest-earning assets	(19,531)	(5,779)	(25,310)
Interest Expense[3]:
Deposits	23	2	25
Consolidated obligations:
Discount notes	(355)	(3,993)	(4,348)
Bonds	(9,238)	(20,175)	(29,413)
Other borrowings	5	(51)	(46)
Total interest-bearing liabilities	(9,565)	(24,217)	(33,782)
Change in net interest income	$(9,966)	$18,438	$8,472

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Nine Months Ended
	09/30/2021			09/30/2020
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$962,409	$714	0.10%	$1,488,936	$5,736	0.51%
Securities purchased under agreements to resell	2,222,370	1,350	0.08	4,086,171	16,906	0.55
Federal funds sold	2,651,505	1,547	0.08	2,435,255	4,517	0.25
Investment securities[1]	11,716,329	85,360	0.97	13,773,179	129,148	1.25
Advances[1,2]	22,947,364	95,677	0.56	25,135,610	230,000	1.22
Mortgage loans[3,4]	8,561,457	158,359	2.47	10,854,240	222,962	2.74
Other interest-earning assets	39,699	727	2.45	46,229	940	2.72
Total earning assets	49,101,133	343,734	0.94	57,819,620	610,209	1.41
Other non-interest-earning assets	338,242			274,176
Total assets	$49,439,375			$58,093,796

Interest-bearing liabilities:
Deposits	$1,067,150	312	0.04	$763,996	1,707	0.30
Consolidated obligations[1]:
Discount Notes	11,530,566	4,393	0.05	19,230,201	120,385	0.84
Bonds	33,480,721	124,395	0.50	34,743,772	310,628	1.19
Other borrowings	48,063	775	2.16	49,241	938	2.55
Total interest-bearing liabilities	46,126,500	129,875	0.38	54,787,210	433,658	1.06
Capital and other non-interest-bearing funds	3,312,875			3,306,586
Total funding	$49,439,375			$58,093,796

Net interest income and net interest spread[5]		$213,859	0.56%		$176,551	0.35%

Net interest margin[6]			0.58%			0.41%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Advance income includes prepayment fees on terminated advances.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $4.9 million and $5.9 million for the nine months ended September 30, 2021 and 2020, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 11 summarizes changes in interest income and interest expense (in thousands):

Table 11

	Nine Months Ended
	09/30/2021 vs. 09/30/2020
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(1,530)	$(3,492)	$(5,022)
Securities purchased under agreements to resell	(5,419)	(10,137)	(15,556)
Federal funds sold	369	(3,339)	(2,970)
Investment securities	(17,562)	(26,226)	(43,788)
Advances	(18,520)	(115,803)	(134,323)
Mortgage loans	(43,911)	(20,692)	(64,603)
Other assets	(125)	(88)	(213)
Total earning assets	(86,698)	(179,777)	(266,475)
Interest Expense[3]:
Deposits	493	(1,888)	(1,395)
Consolidated obligations:
Discount notes	(34,671)	(81,321)	(115,992)
Bonds	(10,906)	(175,327)	(186,233)
Other borrowings	(22)	(141)	(163)
Total interest-bearing liabilities	(45,106)	(258,677)	(303,783)
Change in net interest income	$(41,592)	$78,900	$37,308

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$186	$11,974	$—	$12,160
Mortgage delivery commitments	—	—	(678)	(678)
Economic hedges – net interest received (paid)	(211)	(12,667)	—	(12,878)
Net gains (losses) on derivatives	(25)	(693)	(678)	(1,396)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(16,340)	—	(16,340)
TOTAL	$(25)	$(17,033)	$(678)	$(17,736)

Table 13

	Three Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$363	$15,437	$—	$25	$15,825
Mortgage delivery commitments	—	—	423	—	423
Economic hedges – net interest received (paid)	(45)	(14,061)	—	(116)	(14,222)
Net gains (losses) on derivatives	318	1,376	423	(91)	2,026
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(7,222)	—	—	(7,222)
TOTAL	$318	$(5,846)	$423	$(91)	$(5,196)

Table 14

	Nine Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,843	$55,810	$—	$57,653
Mortgage delivery commitments	—	—	(2,710)	(2,710)
Economic hedges – net interest received (paid)	(616)	(38,157)	—	(38,773)
Net gains (losses) on derivatives	1,227	17,653	(2,710)	16,170
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(56,593)	—	(56,593)
TOTAL	$1,227	$(38,940)	$(2,710)	$(40,423)

Table 15

	Nine Months Ended 09/30/2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(3,809)	$(93,790)	$—	$(1)	$352	$(97,248)
Mortgage delivery commitments	—	—	(5,995)	—	—	(5,995)
Economic hedges – net interest received (paid)	(96)	(32,227)	—	(145)	130	(32,338)
Net gains (losses) on derivatives	(3,905)	(126,017)	(5,995)	(146)	482	(135,581)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	92,220	—	—	—	92,220
TOTAL	$(3,905)	$(33,797)	$(5,995)	$(146)	$482	$(43,361)

For the three and nine months ended September 30, 2021, net gains and losses on derivatives resulted in a decrease in net income of $1.4 million and an increase of $16.2 million, respectively, compared to an increase of $2.0 million and a decrease in net income of $135.6 million for the prior year periods. The improvement for the current nine month period is due primarily to the fair value recovery resulting from the normalization of spreads between investments and their associated swaps. The market disruption from the COVID-19 pandemic caused these spreads to widen in the first quarter of 2020, resulting in unrealized losses. This improvement was partially offset by the change in the level of swap index rates from September 30, 2020 to September 30, 2021, which had a negative impact on the net interest settlements on economic hedges, decreasing net income by $12.9 million and $38.8 million, respectively, for the three and nine months ended September 30, 2021 compared to a decrease in net income of $14.2 million and $32.3 million for the three and nine months ended September 30, 2020, respectively.

Tables 16-17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	09/30/2021			09/30/2020
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$5,909	$(6,997)	$(1,088)	$9,068	$(7,806)	$1,262
GSE debentures	1,869	(2,535)	(666)	2,277	(1,144)	1,133
GSE MBS	3,936	(6,808)	(2,872)	4,085	1,728	5,813
TOTAL	$11,714	$(16,340)	$(4,626)	$15,430	$(7,222)	$8,208

Table 17

	Nine Months Ended
	09/30/2021			09/30/2020
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$19,541	$(22,371)	$(2,830)	$(27,687)	$26,894	$(793)
GSE debentures	9,293	(9,895)	(602)	(18,968)	17,839	(1,129)
GSE MBS	26,777	(24,327)	2,450	(47,319)	47,487	168
TOTAL	$55,611	$(56,593)	$(982)	$(93,974)	$92,220	$(1,754)

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

Net Gains (Losses) on Trading Securities: Table 18 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(29)	$174	$57	$309
Short-term securities	—	53	9	240
Total trading securities not hedged	(29)	227	66	549
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(6,997)	(7,806)	(22,371)	26,894
GSE debentures	(2,535)	(1,144)	(9,895)	17,839
GSE MBS	(6,808)	1,728	(24,327)	47,487
Total trading securities hedged on an economic basis with derivatives	(16,340)	(7,222)	(56,593)	92,220
TOTAL	$(16,369)	$(6,995)	$(56,527)	$92,769

The unrealized losses on the securities in the trading portfolio for the current three- and nine-month periods reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of 2020. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, were $18.6 million for both quarters ended September 30, 2021 and 2020. Other expenses decreased $5.2 million for the nine months ended September 30, 2021 compared to the prior year period primarily due to the $4.5 million subsidy recorded in the prior year period for the below-market interest rates on COVID-19 Relief Advances. We expect modest increases in compensation and benefits expense for the remainder of 2021 and in 2022 in anticipation of hiring for new and open positions. We also expect an increase in operating expense for the remainder of 2021 and in 2022 due to planned multi-year software implementations.

Non-GAAP Measures: We believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which are impacted by temporary fair value changes and other factors driven by market volatility, gains/losses on instrument sales, or transactions that are considered unpredictable or non-routine that reduce comparability between periods. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest income, (3) adjusted net interest margin, (4) adjusted ROE, and (5) adjusted ROE spread. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below.

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

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (net interest settlements, which represent actual cash inflows or outflows and do not create fair value volatility, are not excluded); and (3) non-routine or unpredictable items, such as prepayment fees and gains/losses on sales of securities. The results are referred to as “adjusted income” and "adjusted net interest income", which are non-GAAP measures of income. Adjusted income is used to compute an adjusted ROE.

Table 19 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 19

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Net income, as reported under GAAP	$37,380	$39,984	$114,250	$72,058
AHP assessments	4,154	4,444	12,697	8,012
Income before AHP assessments	41,534	44,428	126,947	80,070
Derivative (gains) losses[1]	(13,498)	(16,027)	(61,178)	110,718
Trading (gains) losses	16,369	6,995	56,527	(92,769)
Prepayment fees on terminated advances	(551)	(1,067)	(3,547)	(4,252)
Net (gains) losses on sale of available-for-sale securities	—	—	—	(1,523)
Total excluded items	2,320	(10,099)	(8,198)	12,174
Adjusted income (a non-GAAP measure)	$43,854	$34,329	$118,749	$92,244

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.

Table 20 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income (in thousands):

Table 20

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Net interest income, as reported under GAAP	$73,260	$64,788	$213,859	$176,551
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(2,023)	198	(6,253)	7,255
Net interest settlements on derivatives not qualifying for hedge accounting	(12,878)	(14,222)	(38,773)	(32,338)
Prepayment fees on terminated advances	(551)	(1,067)	(3,547)	(4,252)
Adjusted net interest income (a non-GAAP measure)	$57,808	$49,697	$165,286	$147,216

Net interest margin, as calculated under GAAP	0.61%	0.47%	0.58%	0.41%
Adjusted net interest margin (a non-GAAP measure)	0.48%	0.36%	0.45%	0.34%

Table 21 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 21

	Three Months Ended		Nine Months Ended
	09/30/2021	09/30/2020	09/30/2021	09/30/2020
Average GAAP total capital	$2,746,619	$2,507,909	$2,734,542	$2,593,471
ROE, based upon GAAP net income	5.40%	6.34%	5.59%	3.71%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	6.33%	5.43%	5.81%	4.70%
Average overnight Federal funds effective rate	0.09%	0.09%	0.08%	0.45%
GAAP ROE as a spread to average overnight Federal funds effective rate	5.31%	6.25%	5.51%	3.26%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	6.24%	5.34%	5.73%	4.25%

Financial Condition
Overall: Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	09/30/2021	12/31/2020
Assets:
Cash and due from banks	0.1%	8.7%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	10.2	9.8
Investment securities	23.8	23.0
Advances	47.0	40.4
Mortgage loans, net	18.3	17.5
Other assets	0.6	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	2.3%	2.3%
Consolidated obligation discount notes, net	22.6	20.7
Consolidated obligation bonds, net	69.2	71.6
Other liabilities	0.3	0.3
Total liabilities	94.4	94.9

Capital:
Capital stock outstanding	3.0	3.0
Retained earnings	2.4	2.0
Accumulated other comprehensive income (loss)	0.2	0.1
Total capital	5.6	5.1
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	09/30/2021 vs. 12/31/2020
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(4,540,675)	(99.3)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	(513,075)	(10.0)
Investment securities	(1,279,807)	(10.6)
Advances	184,280	0.9
Mortgage loans, net	(889,416)	(9.7)
Other assets	(36,796)	(10.9)
Total assets	$(7,075,489)	(13.5)%

Liabilities:
Deposits	$(195,804)	(15.9)%
Consolidated obligation discount notes, net	(605,180)	(5.6)
Consolidated obligation bonds, net	(6,170,297)	(16.4)
Other liabilities	(7,637)	(4.7)
Total liabilities	(6,978,918)	(14.0)

Capital:
Capital stock outstanding	(191,522)	(12.2)
Retained earnings	66,105	6.3
Accumulated other comprehensive income (loss)	28,846	68.2
Total capital	(96,571)	(3.6)
Total liabilities and capital	$(7,075,489)	(13.5)%

Total assets declined between periods, from $52.6 billion at December 31, 2020 to $45.5 billion at September 30, 2021, driven by the decrease in the short-term liquidity portfolio between those periods. Advances remained relatively flat from December 31, 2020 to September 30, 2021, increasing from $21.2 billion to $21.4 billion, representing 47.0 percent of total assets as of September 30, 2021 compared to 40.4 percent as of December 31, 2020. Mortgage loans decreased by $0.9 billion during the first nine months of 2021, representing 18.3 percent of total assets as of September 30, 2021, compared to 17.5 percent as of December 31, 2020. Total liabilities decreased $7.0 billion from December 31, 2020 to September 30, 2021, which corresponded with the decline in assets. Total capital decreased $96.6 million, or 3.6 percent, from December 31, 2020 to September 30, 2021 due to a decrease in excess capital stock partially offset by an increase in unrealized gains on available-for-sale securities and net income in excess of dividends paid.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2021 and December 31, 2020. Advance par value increased by 1.5 percent from December 31, 2020 to September 30, 2021 (see Table 24). Although advance balances have remained steady since December 31, 2020, the relatively low balances reflect the continued decrease in member demand for advances, as deposit inflows have outpaced loan demand at depository members since the second quarter of 2020 due to COVID-19 pandemic-related economic stimulus. Additionally, the Federal Reserve Bank’s Paycheck Protection Program (PPP) Liquidity Facility was a direct competitor for FHLBank advances, which some members began utilizing instead of advances because of its neutral effect on regulatory capital. Though the majority of the decrease in advances experienced since March 2020 is attributable to our largest borrowers, the decline in advance demand was widespread among our membership. During the third quarter of 2021, some larger members resumed the use of advances to fund balance sheet growth or meet other liquidity needs.

As of September 30, 2021 and December 31, 2020, 54.1 percent and 56.3 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur for the remainder of 2021 and into 2022 based on several factors related to the COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances. Advances may also decline if additional economic stimulus increases market liquidity as it flows to members in the form of deposits.

The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from the relatively low interest rate environment. Advance composition began to shift from adjustable rate to fixed rate in March 2020, as interest rates began declining. Members called adjustable rate callable advances in favor of regular and short-term fixed rate advances or paid a prepayment fee to modify an advance to a lower rate and extend fixed rate advance terms. Modification volume slowed during the third quarter of 2021, but the current interest rate environment provides opportunities for members to modify the rate and/or term of existing advances so there may be additional requests for advance modifications.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 90.4 percent and 89.3 percent of our total advance portfolio as of September 30, 2021 and December 31, 2020, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to the Secured Overnight Financing Rate (SOFR) in late 2020 and had $819 million SOFR-indexed advances outstanding as of September 30, 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Table 24 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 24

	09/30/2021		12/31/2020
	Dollar	Percent	Dollar	Percent
Line of Credit:
Legacy line of credit[1]	$—	—%	$979,591	4.6%
Overnight line of credit[2]	1,956,651	9.2%	—	—
Total line of credit advances	1,956,651	9.2	979,591	4.6
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	1,287,250	6.0	1,132,700	5.4
Adjustable rate callable advances	1,612,300	7.6	2,322,600	11.1
Standard housing and community development advances:
Adjustable rate callable advances	29,712	0.1	35,712	0.2
Total adjustable rate term advances	2,929,262	13.7	3,491,012	16.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances[3]	8,236,465	38.7	8,672,584	41.4
Regular fixed rate advances	5,556,043	26.1	5,055,179	24.1
Fixed rate callable advances	65,846	0.3	20,146	0.1
Standard housing and community development advances:
Regular fixed rate advances	415,182	2.0	461,178	2.2
Fixed rate callable advances	831	—	831	—
Total fixed rate term advances	14,274,367	67.1	14,209,918	67.8
Convertible:
Standard advance products:
Fixed rate convertible advances	1,497,150	7.0	1,656,550	7.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	326,358	1.5	323,928	1.5
Fixed rate callable amortizing advances	22,082	0.1	10,702	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	280,752	1.3	292,448	1.4
Fixed rate callable amortizing advances	10,069	0.1	8,292	—
Total amortizing advances	639,261	3.0	635,370	3.0
TOTAL PAR VALUE	$21,296,691	100.0%	$20,972,441	100.0%

1    Represents adjustable rate revolving line of credit advances that may be repaid at any time, with a term of one year. We anticipate discontinuing this product in 2022.
2    Represents fixed rate line of credit advances with daily maturities. We began offering this product in 2021 with the intention of replacing the legacy line of credit product.
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

Table 25

	09/30/2021		12/31/2020
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$7,770,000	36.5%	$7,460,000	35.6%
Capitol Federal Savings Bank	1,590,000	7.5	1,740,000	8.3
United of Omaha Life Insurance Co.	1,557,485	7.3	1,420,604	6.8
Security Life of Denver Insurance Co.	1,195,000	5.6	1,010,000	4.8
Colorado Federal Savings	595,000	2.8
Gateway First Bank			547,468	2.6
TOTAL	$12,707,485	59.7%	$12,178,072	58.1%

Table 26 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	Three Months Ended
	09/30/2021		09/30/2020
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$4,829	10.6%	$5,005	9.2%
Capitol Federal Savings Bank	4,819	10.5	6,500	11.9
American Fidelity Assurance Co.	2,638	5.8	2,864	5.2
United of Omaha Life Insurance Co.	1,797	3.9	1,776	3.3
WEOKIE Federal Credit Union	1,496	3.3
CrossFirst Bank			1,582	2.9
TOTAL	$15,579	34.1%	$17,727	32.5%

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

Table 27

	Nine Months Ended
	09/30/2021		09/30/2020
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$14,952	10.7%	$43,643	17.0%
Capitol Federal Savings Bank	14,136	10.1	25,493	9.9
American Fidelity Assurance Co.	8,093	5.8	9,169	3.6
United of Omaha Life Insurance Co.	5,297	3.8	8,774	3.4
WEOKIE Federal Credit Union	4,449	3.2
BOKF, N.A.			31,235	12.1
TOTAL	$46,927	33.6%	$118,314	46.0%

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

The low interest rate environment has increased mortgage loan prepayments, which has contributed to a decrease of 9.7 percent in the outstanding net balance of our mortgage loan portfolio, from $9.2 billion at December 31, 2020 to $8.3 billion at September 30, 2021. Net mortgage loans as a percentage of total assets increased, from 17.5 percent as of December 31, 2020 to 18.3 percent as of September 30, 2021. Mortgage loans are one of the highest net spread assets on our balance sheet and as they increase as a percent of total assets, all things being equal, they have the potential to increase our net interest margin, although accelerated premium amortization from mortgage loan prepayments has resulted in spread compression in recent periods. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2021 was $1.7 billion.

As a result of the decline in advances from pre-pandemic levels, we are monitoring our targeted AMA risk tolerance as a percent of our balance sheet and are implementing strategies to manage growth in the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our capital level and allows the balance of mortgage loans to increase without exceeding our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. In an effort to manage the level of mortgage loans on our books, management has researched and continues to review options including selling or participating loan volume (as described below) to members or other investors if needed. Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of September 30, 2021. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

Table 28 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands).

Table 28

	09/30/2021		12/31/2020
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$347,393	4.2%	$338,935	3.7%
Fidelity Bank	304,852	3.7	333,086	3.7
West Gate Bank	256,960	3.1	270,985	3.0
NBKC Bank	238,476	2.9	481,224	5.3
Community National Bank & Trust	228,973	2.8
FirstBank of Colorado			318,220	3.5
TOTAL	$1,376,654	16.7%	$1,742,450	19.2%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2021 was 750 and 73.6 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans increased $1.1 million from December 31, 2020 to September 30, 2021 due to an increase in forecasted losses attributable to a downward shift in the long term outlook for home price growth. As of September 30, 2021, there was $21.6 million, or 0.3 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19, representing $0.3 million, $2.1 million, $2.2 million, and $17.1 million with payment status of current, 30 to 59 days past due, 60 to 89 days past due, and greater than 90 days past due, respectively. Delinquencies of conventional loans, including loans in a COVID-19 forbearance plan, remained at low levels relative to the portfolio, at 1.1 percent and 2.1 percent of the amortized cost of total conventional loans at September 30, 2021 and December 31, 2020, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

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

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased $1.8 billion from December 31, 2020 to September 30, 2021 primarily due to a net decrease in U.S. Treasury securities, GSE MBS, and short-term investments.

Short-term Investments – Short-term investments, which are used to provide funds to meet the credit needs of our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit.

Within our portfolio of short-term investments, counterparty credit risk arises from unsecured exposures. Our short-term unsecured credit investments have maturities generally ranging between overnight and three months and may include the following types:
•Interest-bearing deposits. Unsecured deposits that earn interest.
•Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on either an overnight or term basis, but typically made on an overnight basis.
•Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer at maturity.

Table 29 presents the carrying value of our unsecured credit exposure with private counterparties by investment type (in thousands). The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period as the balances presented reflect the balances at period end.

Table 29

	09/30/2021	12/31/2020
Interest-bearing deposits	$567,000	$756,250
Federal funds sold	1,958,000	1,780,000
Certificates of deposit	200,009	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,725,009	$2,536,250

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2020. As of September 30, 2021, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2021, all unsecured investments were rated as investment grade based on NRSRO (see Table 33).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2021 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight	Due 2 – 30 days	Total
Domestic	$567,000	$—	$567,000
U.S. Branches and agency offices of foreign commercial banks:
Finland	743,000	—	743,000
Canada	740,000	—	740,000
Netherlands	375,000	—	375,000
Germany	100,000	200,009	300,009
Total U.S. Branches and agency offices of foreign commercial banks	1,958,000	200,009	2,158,009
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$2,525,000	$200,009	$2,725,009

1    Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, instrumentalities, GSEs and supranational entities, and does not include related accrued interest.

Unsecured credit exposure continues to be conservatively placed. In addition, we anticipate continued future investment in reverse repurchase agreements, which are secured investments. To enhance our liquidity position, we classify our unsecured short-term investment securities in our trading portfolio, which allows us to sell these securities if necessary.

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Generally, fixed-rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also satisfy regulatory liquidity requirements. We also position fixed rate securities for duration and interest rate risk management. Currently, the majority of our variable rate investment securities are indexed to LIBOR. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases can be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of September 30, 2021, the aggregate value of our MBS portfolio represented 237 percent of our regulatory capital. We were below our threshold at September 30, 2021 due to limited MBS investment opportunities. We are no longer purchasing investments that reference LIBOR and mature after December 31, 2021.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps tied to swapped securities, and for asset/liability management purposes. Liquidity or other asset/liability management strategies, such as reducing our LIBOR exposure, may require periodic sale of these securities but they are not actively traded; most often, they are held until maturity or call date. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration exposure is within risk tolerances, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and original premiums/discounts on these investments are not amortized.

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying value of our investments is summarized by security type in Table 31 (in thousands).

Table 31

	09/30/2021	12/31/2020
Trading securities:
Certificates of deposit	$200,009	$—
U.S. Treasury obligations	1,176,148	1,298,518
GSE debentures	421,980	431,875
GSE MBS	824,260	892,983
Total trading securities	2,622,397	2,623,376
Available-for-sale securities:
U.S. Treasury obligations	2,842,599	3,546,325
U.S. obligation MBS	55,342	—
GSE MBS	4,878,247	3,194,985
Total available-for-sale securities	7,776,188	6,741,310
Held-to-maturity securities:
State or local housing agency obligations	78,095	78,960
U.S. obligation MBS	—	70,814
GSE MBS	355,191	2,597,218
Total held-to-maturity securities	433,286	2,746,992
Total securities	10,831,871	12,111,678

Interest-bearing deposits	569,222	760,297

Federal funds sold	1,958,000	1,780,000

Securities purchased under agreements to resell	2,100,000	2,600,000
TOTAL INVESTMENTS	$15,459,093	$17,251,975

The carrying values by contractual maturities of our investments are summarized by security type in Table 32 (dollar amounts in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 32

	09/30/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value
Trading securities:
Certificates of deposit	$200,009	$—	$—	$—	$200,009
U.S. Treasury obligations	503,798	672,350	—	—	1,176,148
GSE debentures	—	421,980	—	—	421,980
GSE MBS	—	604,403	187,048	32,809	824,260
Total trading securities	703,807	1,698,733	187,048	32,809	2,622,397
Yield on trading securities	1.87%	2.67%	2.95%	0.86%
Available-for-sale securities:
U.S. Treasury obligations	959,599	1,883,000	—	—	2,842,599
U.S. obligation MBS	—	—	—	55,342	55,342
GSE MBS	21,299	1,321,870	2,628,574	906,504	4,878,247
Total available-for-sale securities	980,898	3,204,870	2,628,574	961,846	7,776,188
Yield on available-for-sale securities	1.81%	1.65%	2.58%	1.47%
Held-to-maturity securities:
State or local housing agency obligations	—	—	48,095	30,000	78,095
GSE MBS	2,520	—	38,121	314,550	355,191
Total held-to-maturity securities	2,520	—	86,216	344,550	433,286
Yield on held-to-maturity securities	1.80%	—%	1.34%	1.56%

Total securities	1,687,225	4,903,603	2,901,838	1,339,205	10,831,871
Yield on total securities	1.83%	2.00%	2.56%	1.48%

Interest-bearing deposits	569,222	—	—	—	569,222

Federal funds sold	1,958,000	—	—	—	1,958,000

Securities purchased under agreements to resell	2,100,000	—	—	—	2,100,000
TOTAL INVESTMENTS	$6,314,447	$4,903,603	$2,901,838	$1,339,205	$15,459,093

Securities Ratings – Tables 33 and 34 present the carrying value of our investments by rating as of September 30, 2021 and December 31, 2020 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 33

	09/30/2021
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$2,222	$567,000	$—	$569,222

Federal funds sold[2]	—	743,000	1,215,000	—	1,958,000

Securities purchased under agreements to resell[3]	—	—	600,000	1,500,000	2,100,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	—	200,009	—	200,009
U.S. Treasury obligations	—	4,018,747	—	—	4,018,747
GSE debentures	—	421,980	—	—	421,980
State or local housing agency obligations	48,095	30,000	—	—	78,095
Total non-mortgage-backed securities	48,095	4,470,727	200,009	—	4,718,831
Mortgage-backed securities:
U.S. obligation MBS	—	55,342	—	—	55,342
GSE MBS	—	6,057,698	—	—	6,057,698
Total mortgage-backed securities	—	6,113,040	—	—	6,113,040

TOTAL INVESTMENTS	$48,095	$11,328,989	$2,582,009	$1,500,000	$15,459,093

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $32.4 million at September 30, 2021.
2    Amounts include unsecured credit exposure with original maturities from overnight to 84 days.
3    Amounts represent collateralized overnight borrowings.

Table 34

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

Table 35 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2021 and December 31, 2020 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 48 and 49 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk)."

Table 35

	09/30/2021	12/31/2020
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,798,137	$1,730,393
Non-mortgage-backed securities	1,798,137	1,730,393
Mortgage-backed securities:
Fixed rate	790,656	853,027
Variable rate	33,604	39,956
Mortgage-backed securities	824,260	892,983
Total trading securities	2,622,397	2,623,376
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,842,599	3,546,325
Non-mortgage-backed securities	2,842,599	3,546,325
Mortgage-backed securities:
Fixed rate	3,195,725	3,194,985
Variable rate	1,737,864	—
Mortgage-backed securities	4,933,589	3,194,985
Total available-for-sale securities	7,776,188	6,741,310
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	78,095	78,960
Non-mortgage-backed securities	78,095	78,960
Mortgage-backed securities:
Fixed rate	53,010	73,595
Variable rate	302,181	2,594,437
Mortgage-backed securities	355,191	2,668,032
Total held-to-maturity securities	433,286	2,746,992
TOTAL	$10,831,871	$12,111,678

Deposits: Deposits are generally an insignificant source of funding. Total deposits decreased $195.8 million from December 31, 2020 to September 30, 2021 as a result of a decrease in non-interest bearing demand and overnight deposits.

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

Table 36 presents the carrying value of consolidated obligation bonds and discounts notes as of September 30, 2021 and December 31, 2020 (in thousands).

Table 36

	09/30/2021	12/31/2020
Bonds:
Par value	$31,465,000	$37,592,650
Premiums	26,544	38,219
Discounts	(2,842)	(3,303)
Concession fees	(12,152)	(14,143)
Hedging adjustments	1,230	34,654
Total bonds	31,477,780	37,648,077
Discount Notes:
Par value	10,277,770	10,883,608
Discounts	(435)	(1,041)
Concession fees	(98)	(117)
Hedging adjustments	—	(33)
Total discount notes	10,277,237	10,882,417
TOTAL	$41,755,017	$48,530,494

Total consolidated obligations decreased $6.8 billion, or 14.0 percent, from December 31, 2020 to September 30, 2021. The distribution between consolidated obligation bonds and discount notes remained relatively consistent between periods, from 77.6 percent and 22.4 percent, respectively, at December 31, 2020 to 75.4 percent and 24.6 percent at September 30, 2021, respectively. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Treasury bills, or the Overnight Index Swap rate (OIS). Nearly all floating rate bonds issued during the first nine months of 2021 were indexed to SOFR as we continue to transition away from LIBOR and maintain our allocation of floating rate bonds funding short-term advances and short-term investments. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see "Financial Market Trends", "Liquidity and Capital Resources — Liquidity — Sources of Liquidity” and "Risk Management – Interest Rate Risk Management" under this Item 2.

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

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks. Our uses of liquidity primarily include issuing advances, purchasing investments and mortgage loans, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, interest income, maturing Federal funds sold, and proceeds from maturing reverse repurchase agreements or the sale of unencumbered assets.

During the nine months ended September 30, 2021, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $28.7 billion and $239.6 billion, respectively, compared to $35.0 billion and $500.3 billion for the nine months ended September 30, 2020. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The change in these issuances year over year reflects the decrease in advance balances and also reflects our composition shift from discount notes to the use of term funding indexed to SOFR.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased between periods, from $11.8 billion as of December 31, 2020 to $6.3 billion as of September 30, 2021. The short-term liquidity portfolio was elevated at year end in anticipation of potential year-end financial disruptions. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.5 billion and $1.6 billion as of September 30, 2021 and December 31, 2020, respectively. The par value of these MBS was $0.8 billion as of both September 30, 2021 and December 31, 2020. We also held $2.8 billion and $3.5 billion in par value of U.S. Treasury obligations classified as available-for-sale as of September 30, 2021 and December 31, 2020, respectively, as an additional source of liquidity to satisfy regulatory liquidity requirements. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

During the nine months ended September 30, 2021, advance disbursements totaled $351.7 billion compared to $244.8 billion for the prior year period. During the nine months ended September 30, 2021, investment purchases (excluding overnight investments) totaled $2.7 billion compared to $1.3 billion for the same period in the prior year. During the nine months ended September 30, 2021, payments on consolidated obligation bonds and discount notes were $34.8 billion and $240.2 billion, respectively, compared to $29.7 billion and $515.8 billion for the prior year period.

Capital: Total capital decreased $96.6 million, or 3.6 percent, from December 31, 2020 to September 30, 2021 due to a decrease in excess capital stock partially offset by an increase in unrealized gains on available-for-sale securities and net income in excess of dividends paid. (see Table 37). We strive to manage our average capital ratio to remain above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

Our activity-based stock purchase requirements are consistent with our cooperative structure; members’ stock ownership requirements and the dollar amount of dividends paid to members generally increase as their activities with us increase. To the extent that a member’s asset-based stock purchase requirement is insufficient to cover the member’s activity-based stock purchase requirement, the member is required to purchase Class B Common Stock. We believe the value of our products and services is enhanced by dividend yields that exceed the return available from other investments with similar terms and credit quality. Factors that affect members’ willingness to enter into activity with us and purchase additional required activity-based stock include, but are not limited to, our dividend rates, the risk-based capital weighting of our capital stock, and alternative investment or borrowing opportunities available to our members.

Table 37 provides a summary of member capital requirements under our current capital plan as of September 30, 2021 and December 31, 2020 (in thousands):

Table 37

Requirement	09/30/2021	12/31/2020
Asset-based (Class A Common Stock only)	$174,544	$161,766
Activity-based (additional Class B Common Stock)[1]	1,098,275	1,100,684
Total Required Stock[2]	1,272,819	1,262,450
Excess Stock (Class A and B Common Stock)	110,270	313,178
Total Regulatory Capital Stock[2]	$1,383,089	$1,575,628

Activity-based Requirements:
Advances[3]	$952,885	$936,880
Letters of credit[4]	11,189	—
AMA assets (mortgage loans)[5]	244,529	268,915
Total Activity-based Requirement	1,208,603	1,205,795
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	64,216	56,655
Total Required Stock[2]	$1,272,819	$1,262,450

1    Class A Common Stock, up to a member’s asset-based stock requirement, will be used to satisfy a member’s activity-based stock requirement before any Class B Common Stock is purchased by the member.
2    Includes mandatorily redeemable capital stock.
3    Advances to housing associates have no activity-based requirements because housing associates cannot own FHLBank stock.
4    The Letter of Credit Activity-based Stock Purchase requirement of 0.25 percent became effective January 22, 2021.
5    Non-members previously required to purchase AMA activity-based stock are subject to the stock requirement in place at the time their membership ended as long as there are unpaid principal balances outstanding.

We are subject to three capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our current capital plan, which include a risk-based capital requirement, total capital requirement and leverage capital requirement. We have been in compliance with each of the aforementioned capital rules and requirements at all times since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2021 and December 31, 2020.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $48.1 million for the nine months ended September 30, 2021 compared to $53.7 million for the same period in the prior year. The weighted average dividend rate for the three and nine months ended September 30, 2021 was 4.15 percent and 4.12 percent, which represented a dividend payout ratio of 43.1 percent and 42.1 percent, respectively, compared to a weighted average dividend rate of 3.69 percent and 4.48 percent, and a payout ratio of 35.1 percent and 74.6 percent, for the three and nine months ended September 30, 2020, respectively. The inflated payout ratio for the nine months ended September 30, 2020 was a result of the steep decline in net income from the COVID-19 pandemic-related market volatility during that period. The dividend payout ratio represents dividends declared and paid during a quarter as a percentage of net income for the quarter, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2021 were based on income during the three months ended August 31, 2021. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” of our Form 10-K for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock. The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2020 and 2021. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Table 38 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 38

Applicable Rate per Annum	09/30/2021	06/30/2021	03/31/2021	12/31/2020	09/30/2020
Class A Common Stock	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Common Stock	5.25	5.25	5.25	5.25	5.25
Weighted Average[1]	4.15	4.06	4.15	4.09	3.69
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.09%	0.07%	0.08%	0.09%	0.09%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

1    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate stock dividends on Class A Common Stock and Class B Common Stock will remain at these lower levels for the remainder of 2021, consistent with the lower level of short‑term interest rates and our retained earnings policy. Dividend rates typically move in tandem with short-term market rates, so the decrease in recent periods reflects the decline in market interest rates that began in March 2020. Adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Risk Management
Active risk management continues to be an essential part of our operations and a key determinant of our ability to maintain earnings to return an acceptable dividend to our members and meet retained earnings thresholds. See Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management” in our Form 10-K for information on our enterprise risk management program. A separate discussion of market risk is included under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

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

Transition from LIBOR to an Alternative Reference Rate – Some of our assets, liabilities and collateral pledged are indexed to LIBOR, with exposure extending past December 31, 2021 and June 30, 2023. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan for the eventual replacement of LIBOR that includes strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. On July 1, 2021, the FHFA issued a Supervisory Letter to the FHLBanks regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations such as volume of underlying transactions, credit sensitivity and modeling risk, among others, that an FHLBank should consider prior to using an alternative reference rate.

The publication of LIBOR on a representative basis will cease for one-week and two-month LIBOR immediately after December 31, 2021, and the remaining LIBOR tenors immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of September 30, 2021, all of our exposure to LIBOR was in the one-month and three-month tenors. We are prohibited by our regulator to enter into new financial assets, liabilities, or derivatives that reference LIBOR and mature after December 31, 2021.

During the second quarter of 2021, we transferred LIBOR-indexed MBS with an amortized cost of $2.0 billion from held-to-maturity to available-for-sale. This transfer will enable us to sell these securities to reduce LIBOR exposure when market conditions and reinvestment opportunities are favorable. Market activity in SOFR-based financial instruments continues to develop. We offer advances indexed to SOFR and issue variable rate consolidated obligation bonds indexed to SOFR. In addition, we have been using SOFR- and OIS-based derivatives to manage interest-rate risk.

The principal balance of variable rate advances indexed to LIBOR as of September 30, 2021 was $0.4 billion, which represents 12.1 percent of total variable rate advances. The contractual maturities of these LIBOR-indexed advances are all due by the end of 2021; thus, we have no LIBOR exposure after 2021. We have $819.3 million in advances indexed to SOFR as of September 30, 2021.

Table 39 presents the par value of variable rate investment securities by the related interest rate index as of September 30, 2021 (dollar amounts in thousands):

Table 39

09/30/2021
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$78,095	3.6%
Non-mortgage-backed securities	78,095	3.6
Mortgage-backed securities:
LIBOR	2,070,652	96.4
Other	20	—
Mortgage-backed securities	2,070,672	96.4
TOTAL	$2,148,767	100.0%

Table 40 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of September 30, 2021 (in thousands):

Table 40

09/30/2021
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$78,095
Non-mortgage-backed securities	78,095
Mortgage-backed securities:
2022	44,100
Through June 30, 2023	83,455
Thereafter	1,943,097
Mortgage-backed securities	2,070,652
TOTAL	$2,148,747

Table 41 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of September 30, 2021 (amounts in thousands):

Table 41

09/30/2021
Index	Pay Side	Receive Side
Fixed rate	$13,950,706	$6,681,000
LIBOR	1,025,000	5,081,220
SOFR	3,051,000	6,664,948
OIS	2,605,000	2,204,538
TOTAL	$20,631,706	$20,631,706

Table 42 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of September 30, 2021 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 42

09/30/2021
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2021	$1,000,000	$—	$53,941	$—
2022	—	—	95,630	25,000
Prior to June 30, 2023	—	—	305,148	—
Thereafter	—	25,000	890,643	3,710,858
TOTAL	$1,000,000	$25,000	$1,345,362	$3,735,858

Table 43 presents the par value of variable rate consolidated obligation bonds by the related interest rate index as of September 30, 2021 (dollar amounts in thousands). The contractual maturities of the LIBOR-indexed consolidated obligation bonds are all due by the end of 2021; thus, we have no LIBOR exposure after 2021.

Table 43

09/30/2021
Index	Amount	Percent
SOFR	$14,277,000	95.0%
LIBOR	750,000	5.0
TOTAL	$15,027,000	100.0%

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
FHLBank Membership. On September 9, 2021, the FHFA published a Supervisory Letter on FHLBank Membership Issues covering five issues, including: (1) Requirements for De Novo Community Development Financial Institutions, (2) Automatic Transfer of Membership, (3) Large Non-Member Institution Merging with a Small Member, (4) Applicant’s Compliance with “Financial Condition” Requirement, and (5) Definition of Insurance Company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances. We continue to evaluate the Supervisory Letter and its effect on our membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the FHFA published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of FHFA regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provides mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation becomes effective on December 13, 2021.

Although we do not currently expect the Regulatory Interpretation to have a material impact on our financial condition or results of operations, this restriction on collateral may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the FHFA published a Policy Statement on Fair Lending to communicate the FHFA’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. The Policy Statement became effective on the date of publication.

On August 12, 2021, the FHFA and the U.S. Department of Housing and Urban Development announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks.

We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the former and current Presidents of the United States, through executive orders, governmental agencies, including the SEC, the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Commodity Futures Trading Commission and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the COVID-19 pandemic, and Congress has enacted, and may continue to enact, COVID-19 pandemic relief legislation, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement. On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement, which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the Preferred Stock Purchase Agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the Preferred Stock Purchase Agreement amendment, which was to take effect January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program, the Preferred Stock Purchase Agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the FHFA and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window limits, until at least September 14, 2022.

Although we do not currently expect the cash window limits to have a material impact on our financial condition or results of operations, they may negatively impact the volume of loans that PFIs are able to sell through the MPF Program.

Affordable Housing. As part of the Congressional budget reconciliation process, a legislative proposal is under consideration that would require the FHLBanks to increase the percentage of their annual earnings devoted to their affordable housing programs that is currently required by law. The FHLBanks continue to actively monitor the proposal.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We measure interest rate risk exposure by various methods, including the calculation of duration of equity (DOE) and market value of equity (MVE) in different interest rate scenarios. We manage DOE and MVE within limits approved by the board of directors as described under Part II, Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein

Duration of Equity
DOE measures the price sensitivity of our financial assets and liabilities to changes in interest rates. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates.

While our DOE is generally limited by policy to a range of ±5.0 in the base case, we typically manage our DOE in the base scenario to remain in the range of ±2.5, assuming an instantaneous parallel increase or decrease in market rates of 200 basis points. All DOE measurements were in compliance with board of director established policy limits and operating ranges as of September 30, 2021 with the exception of the base case DOE. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions. This evaluation included review of the base case DOE result exceeding the operating range of ±2.5.

This lower operating range for DOE is considered prudent and reasonable by management and the board of directors and can change depending upon market conditions and other factors. However, when DOE exceeds either the limits established by the RMP or the more narrowly defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors or other derivatives; (2) the sale of assets or calling of debt; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that allow for the management of the duration profile. Because of the current unprecedented, historically low interest rate environment, we regularly evaluate balance sheet composition along with strategic alternatives to manage the duration position that may include: (1) take asset/liability actions to bring the DOE back within the ranges established in our RMP; or (2) review and discuss potential asset/liability management actions with the board of directors at the next regularly scheduled meeting that could bring the DOE back within the ranges established in the RMP and ascertain a course of action, which can include a determination that no asset/liability management actions are necessary. A determination that no asset/liability management actions are necessary can be made only if the board of directors agrees with management’s recommendations. No additional asset/liability management actions have been taken by management at this time for the more negative, or liability sensitive, DOE in the base case given the DOE results in the up and down 200 basis point shock scenarios are well within our operating ranges as of September 30, 2021.

Table 46 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 46

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2021	0.4	-2.7	1.5
06/30/2021	-0.1	-2.4	1.2
03/31/2021	-0.4	-4.0	1.7
12/31/2020	-1.3	-1.2	0.5
09/30/2020	-0.9	1.1	0.4

The absolute value of the DOE of the portfolio as of September 30, 2021 increased in all scenarios from June 30, 2021. The primary factors contributing to these changes in duration during the period were: (1) the increase in intermediate-term interest rates and the relative level of mortgage prices and rates during the period; (2) the decrease in the weighting of the mortgage loan portfolio and the unswapped callable consolidated obligation bond portfolio as a percent of the overall balance sheet during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of long-term, unswapped callable consolidated obligation bonds with relatively short lock-out periods, and the continued issuance of discount notes and short-term variable rate consolidated obligations to fund changes in advance balances. The increase in intermediate-term interest rates during the period caused the mortgage loan portfolio duration to lengthen less than the associated liabilities, contributing to the increased liability sensitive DOE profile in the base case scenario, while the mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to an asset sensitive DOE in the up 200 basis point shock scenario and a more asset sensitive DOE profile in the down 200 basis point shock scenario. This sensitivity, or convexity, is further described under Part II, Item 7A – "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K for the year ended December 31, 2020.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 47 presents MVE as a percent of TRCS. As of September 30, 2021, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values as interest rates have continued to remain at historically low levels along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. The relative level of advance balances, required stock (including the new activity-based capital stock requirement for mortgage loan and letters of credit balances) and excess stock as of September 30, 2021 (see Table 37 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of September 30, 2021. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 47

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2021	209	201	206
06/30/2021	201	192	196
03/31/2021	205	194	191
12/31/2020	201	183	189
09/30/2020	186	177	182

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

Table 48

09/30/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,599,876	$(15,156)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,497,150	(56,900)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	(3)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	42,716	(1,311)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	18,316	208
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,700,000	(1,248)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,797,999	(88,408)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,548,500	(595)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	743,659	(39,921)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	477,500	321
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	162,060	(1,000)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	4,065,000	14,548
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	2,016,000	(8,355)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	600,000	(4,856)
TOTAL				$21,271,266	$(202,676)

Table 49

12/31/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,922,227	$(10,550)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,656,550	(108,780)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,171	(1,866)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	19,915	57
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,285	(403)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,450,000	(321)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,885,402	(141,371)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	(63)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	781,703	(65,771)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	141
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	133,456	650
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	1
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,253,500	17,952
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	8
TOTAL				$19,074,822	$(310,316)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
Not applicable.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed September 24, 2021, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*     Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

November 10, 2021	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer