Form 10-K
period 2021-12-31
Federal Home Loan Bank of Topeka
filed 2022-03-21
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Registrant’s common stock is not publicly traded and is only issued to members of the registrant. Such stock is issued, redeemed and repurchased at par value, $100 per share, with all issuances, redemptions and repurchases subject to the registrant’s capital plan as well as certain statutory and regulatory requirements. As of June 30, 2021, the aggregate par value of stock held by current and former members of the registrant was $1,458,278,900, and 14,582,789 total shares were outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
February 28, 2022
Class A Stock, par value $100 per share	3,549,630
Class B Stock, par value $100 per share	14,716,757

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
•Changes in the general economy and capital markets, the rate of inflation or deflation, employment rates, housing market activity and pricing, the size and volatility of the residential mortgage market, geopolitical events, and global economic uncertainty;
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
•External events, such as economic, financial, or political disruptions, and/or wars and natural disasters, including disasters caused by climate change, which could damage our facilities or the facilities of our members, damage or destroy collateral pledged to secure advances or mortgages held for portfolio, which could increase our risk exposure or loss experience;
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
•The upcoming discontinuance of the London Interbank Offered Rate (LIBOR) and the related effect on FHLBank's LIBOR-based investments, contracts, and the collateral underlying advances to our members;
•Changes in FHLBank’s capital structure;
•FHLBank's ability to declare dividends or to pay dividends at rates consistent with past practices;

•The ability of FHLBank to keep pace with technological changes and the ability to develop and support technology and information systems, including the ability to manage cybersecurity risks and securely access the internet and internet-based systems and services, sufficient to effectively manage the risks of FHLBank’s business; and
•The ability of FHLBank to attract, onboard and retain skilled individuals, including qualified executive officers.

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

PART I

Item 1: Business

General
One of 11 FHLBanks, FHLBank Topeka is a federally chartered corporation organized on October 13, 1932 under the authority of the Federal Home Loan Bank Act of 1932, as amended (Bank Act). Our mission is to be a reliable provider of funding, liquidity, and services for our members so that they can meet the housing, business, and economic development needs of the communities they serve. Our primary business is making collateralized loans, known as advances, to member institutions (members) and certain qualifying non-members (housing associates) and acquiring residential mortgage loans from members. We also provide members and housing associates with letters of credit and certain correspondent services, such as safekeeping, wire transfers, and cash management. We are a cooperative owned by our members and are generally limited to providing products and services only to those members. Each FHLBank operates as a separate corporate entity with its own management, employees, and board of directors. Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from federal, state, and local taxation, except for real property taxes. We do not have any wholly- or partially-owned subsidiaries and do not have an equity position in any partnerships, corporations, or off-balance sheet special purpose entities.

We are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment.

Any federally insured depository institution, non-federally insured credit union, insurance company, or community development financial institution (CDFI) certified by the CDFI fund, whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma is eligible to become one of our members. (See Table 37 under Item 7 – "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for counts and balances by member type.) Except for community financial institutions (CFIs), applicants for membership must demonstrate they are engaged in residential housing finance or otherwise support our housing mission, and have a significant business presence in our district. CFIs are defined in the Housing and Economic Recovery Act of 2008 (Recovery Act) as those institutions that have, as of the date of the transaction at issue, less than a specified amount of average total assets over the three years preceding that date (subject to annual adjustment by the FHFA director based on the consumer price index). For 2021, this specified amount was $1.2 billion.

Our members are required to purchase and hold our capital stock as a condition of membership and as a result of certain business activities with us. All capital stock transactions are governed by our capital plan, which was developed under, is subject to, and operates within specific regulatory and statutory requirements. Our capital stock is not publicly traded and is owned entirely by current or former members and certain non-members that own our capital stock as a result of a merger with or acquisition of a member. As a result of the stock purchase requirements, we conduct business with related parties in the normal course of business. For disclosure purposes, we include in our definition of a related party any member institution (or successor) that is known to be the beneficial owner of more than five percent of any class of our voting stock and any person who is, or at any time since the beginning of our last fiscal year (January 1) was, one of our directors or executive officers, among others. Information on business activities with related parties is provided in Tables 67 and 68 under Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

FHFA regulations require that our strategic business plan describes how our business activities will achieve our mission, consistent with the FHFA’s core mission achievement guidance. Our strategic business plan includes a balance sheet management strategy consistent with this guidance, which includes emphasis on the issuance of advances and acquisition of member mortgage loans through the MPF Program. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations less average U.S. Treasury securities classified as trading or available for sale with maturities of ten years or less utilizing par balances. As of December 31, 2021, our Primary Mission Asset ratio was 77 percent. We generally intend to maintain the Primary Mission Asset ratio within the range of 70 to 80 percent, which exceeds the FHFA's recommended minimum ratio of 70 percent. However, because this ratio is dependent on several variables, such as member demand for our advance and mortgage loan products, it is possible that we may be unable to maintain the ratio at this level indefinitely.

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

Products and Services
Advances: We fulfill our mission by making advances to our members and housing associates. A brief description of our standard advance product offerings is as follows:
▪Overnight line of credit advances are draws under an established line of credit confirmation, with outstanding amounts re-pricing and maturing daily. Overnight line of credit advances are not prepayable;
▪Short-term fixed rate advances are non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days;
▪Regular fixed rate advances are non-amortizing loans, prepayable with a fee or callable with an embedded call option, with terms to maturity from 94 days to 360 months;
▪Symmetrical fixed rate advances are non-amortizing loans with terms to maturity from 94 days to 360 months, prepayable with a fee, but the borrower also has the contractual ability to realize a gain from the market movement of interest rates upon prepayment;
▪Adjustable rate advances are non-amortizing loans with terms to maturity from 4 to 120 months, which are prepayable potentially with a fee on interest rate reset dates, and a variable interest rate that is tied to any one of a number of standard indices including the Secured Overnight Financing Rate (SOFR);
▪Callable advances are fixed rate loans that contain an option(s) that allows for the prepayment of the advance in whole or in part without a fee on specified dates, with terms to maturity of 12 to 360 months;
▪Amortizing advances are fixed rate loans with terms to maturity of 12 to 360 months, prepayable with a fee or callable with an embedded call option, that contain a set of predetermined principal payments to be made during the life of the advance; and
▪Forward settling advance commitments lock in the rate and term of future funding of regular and amortizing fixed rate advances up to 24 months prior to the settlement of the advance.

Convertible advances and adjustable rate callable advances are no longer current product offerings but $1.4 billion remain outstanding at December 31, 2021 for each product type.

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

We are required by regulation to obtain sufficient collateral to fully secure advances. A member's lending limit is based on the collateral lending value of their residential mortgages and other eligible collateral, which is calculated by applying discounts, or haircuts, to the unpaid principal or market value, as applicable, of the collateral. As additional security for a member’s indebtedness, we have a statutory lien on that member’s FHLBank stock. Additional collateral may be required to secure a member’s or housing associate’s outstanding credit obligations at any time (whether or not such collateral would be eligible to originate an advance), at our discretion. A description of our credit risk management and collateral practices as they relate to advance activity is contained in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management – Lending and AMA Activities.

Tables 21 and 22 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” present information on our five largest borrowers as of December 31, 2021 and 2020 and the accrued interest income associated with the five borrowers providing the highest amount of interest income for the years ended December 31, 2021 and 2020.

Standby Letters of Credit: We issue standby letters of credit on behalf of members to support certain obligations of the members to third-party beneficiaries, often as collateral for deposits from public sector entities or for residential housing financing and community lending. Generally, the term of a letter of credit is one year renewable annually with a final expiration date of up to ten years after issuance. Members are required to fully collateralize the face amount of any letter of credit issued. Members are charged a fee based on the face amount of the letter of credit. If we are required to make a payment for a beneficiary’s draw, the amount must be reimbursed by the member immediately or, subject to our discretion, may be converted into an advance to the member. The underwriting and collateral requirements for letters of credit are the same as they are for advances. Letters of credit are subject to an activity stock purchase requirement. For additional details on our letters of credit, see Note 16 of the Notes to Financial Statements under Item 8 –” Financial Statements and Supplementary Data”.

Mortgage Loans: We purchase residential mortgage loan products from members and housing associates, referred to as participating financial institutions (PFIs), through the MPF Program, a secondary mortgage market structure developed by FHLBank Chicago. Under the MPF Program, we invest in qualifying 5- to 30-year conventional conforming and government-guaranteed or -insured fixed rate mortgage loans. The MPF Program helps fulfill our housing mission and provides an additional source of liquidity to our members that choose to sell mortgage loans into the secondary market rather than holding them in their own portfolios. MPF Program portfolio mortgage loans are considered acquired member assets (AMAs), a core mission activity of the FHLBanks, as defined by FHFA regulations. Our AMA risk tolerance limit for our investment in mortgage loans held for portfolio is 20 percent of total assets.

MPF Original, MPF 125, and MPF Government are closed loan products in which we purchase loans acquired or originated by the PFI. Under these MPF portfolio products, the PFI performs all traditional retail loan origination functions. MPF Xtra is an off-balance sheet product where we facilitate a loan sale from the PFI to Federal National Mortgage Association (Fannie Mae). MPF Government MBS is an off-balance sheet product where we facilitate a loan sale of government loans from the PFI to FHLBank Chicago for securitization into Government National Mortgage Association (Ginnie Mae) MBS. We receive a counterparty fee from our PFIs for our role in MPF Xtra and MPF Government MBS.

Table 24 under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition” presents the outstanding balances of mortgage loans sold to us from our top five PFIs and the percentage of those loans to total mortgage loans outstanding.

PFI Eligibility – Members and housing associates may apply to become PFIs. We review the general eligibility of the member or housing associate, its servicing qualifications, and its ability to supply documents, data, and reports required to be delivered by PFIs under the MPF Program.

MPF Provider – FHLBank Chicago serves as the MPF Provider and master servicer for the MPF Program. It maintains the structure of MPF residential mortgage loan products and the eligibility rules for MPF loans, including MPF Xtra loans and MPF Government MBS loans, which primarily fall under the rules and guidelines provided by Fannie Mae and Ginnie Mae, respectively. In addition, the MPF Provider manages the pricing and delivery mechanism for MPF loans and the back‑office processing of MPF loans in its role as master servicer and program custodian. The MPF Provider publishes and maintains documentation (referred to as Guides) that details the requirements PFIs must follow in originating, underwriting or selling and servicing MPF loans. The MPF provider also monitors compliance with MPF Program rules and requirements. The MPF Provider maintains the infrastructure through which we can fund or purchase MPF loans through our PFIs. We pay the MPF Provider a fee for providing these services.

MPF Servicing – PFIs selling residential mortgage loans under the MPF Program may either retain the servicing function or transfer it and the servicing rights to an approved PFI servicer. If a PFI chooses to retain the servicing function, it receives a servicing fee. PFIs may utilize approved subservicers to perform the servicing duties.

Mortgage Standards – The MPF Program has adopted ability-to-repay and safe harbor qualified mortgage requirements for all mortgages with loan application dates on or after January 10, 2014. PFIs are required to deliver residential mortgage loans that meet the eligibility requirements in the MPF Guides. The eligibility guidelines in the MPF Guides applicable to the conventional mortgage loans in our portfolio are broadly summarized as follows:
▪Mortgage characteristics: MPF loans must be qualifying 5- to 30-year conforming conventional, fixed rate, fully amortizing mortgage loans, secured by first liens on owner-occupied 1- to 4-unit single-family residential properties and single-unit second homes.
▪Loan-to-value (LTV) ratio and primary mortgage insurance (PMI): The maximum LTV for conventional MPF loans is 95 percent, though Affordable Housing Program (AHP) MPF mortgage loans may have LTVs up to 100 percent. Conventional MPF mortgage loans with LTVs greater than 80 percent are insured by PMI from a mortgage guaranty insurance company that has successfully passed an internal credit review and is approved under the MPF Program.
▪Documentation and compliance: Mortgage documents and transactions are required to comply with all applicable laws. MPF mortgage loans are documented using standard Fannie Mae/Federal Home Loan Mortgage Corporation (Freddie Mac) uniform instruments.
▪Government loans: Government mortgage loans sold under the MPF Program have substantially the same parameters as conventional MPF mortgage loans except that their LTVs may not exceed the LTV limits set by the applicable government agency and they must meet all requirements to be insured or guaranteed by the applicable government agency (Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS), or the Department of Housing and Urban Development (HUD)).

Loans not eligible for sale under the MPF Program include residential mortgage loans unable to be rated by Standard & Poor's (S&P), loans not meeting eligibility requirements, loans classified as high cost, high rate, high risk, Home Ownership and Equity Protection Act loans or loans in similar categories defined under predatory or abusive lending laws, or subprime, non-traditional, or higher-priced mortgage loans.

Allocation of Risk – The MPF Program is designed to allocate risks associated with residential mortgage loans between the PFIs and FHLBank in accordance with the FHFA AMA regulation requirements. PFIs have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate residential mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing rights of residential mortgage loans, the MPF Program gives control of those functions that mostly impact credit quality to PFIs. We are responsible for managing the interest rate, prepayment. and liquidity risks associated with holding residential mortgage loans in portfolio. In order to share the credit risk with our PFIs, a third-party model is used to determine the amount of credit enhancement obligation (CE obligation) needed to achieve credit quality that is permissible under the AMA regulation and consistent with our risk appetite. All loss allocations among us and our PFIs are based upon formulas specific to pools of loans covered by a specific MPF product and master commitment. PFIs’ CE obligations must be fully collateralized with assets considered eligible under our collateral policy. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management – Lending and AMA Activities” for a discussion of eligible collateral.

For conventional MPF products held in portfolio, each mortgage loan delivered by a PFI is associated with a master commitment. Losses in excess of recorded loan value and the total proceeds received from the sale of a residential mortgage property after expenses and PMI, if available, are allocated to the appropriate loss layer in that master commitment and are allocated between the PFI and FHLBank in the following order:
▪PFI's performance-based credit enhancement fees (CE fees): PFIs are paid a monthly fee for sharing credit risk. Some of these fees are performance-based. CE fees range from 6 to 14 basis points, depending on the product. Performance-based fees are withheld to reimburse the FHLBank for losses allocated to the First Loss Account (FLA).
▪FHLBank's FLA: The FLA is our first layer of credit loss exposure before the PFI's CE obligation. The amount of the FLA is determined by MPF product type and either builds over time by 3-6 basis points annually or is fixed from 35-100 basis points.
▪PFI's CE obligation: The PFI's CE obligation is a direct liability of the PFI to pay credit losses up to a specified amount, which may include proceeds from supplemental mortgage insurance (SMI). The CE obligation is determined by FHLBank consistent with the FHFA's AMA regulation.
▪FHLBank: After the CE obligation has been exhausted, we will absorb any remaining losses.

Investments
We maintain a portfolio of investments for liquidity and asset/liability management purposes and to enhance income. The type of investments we may purchase are limited by regulation. We may hold short-term investments in highly-rated institutions, including overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and demand deposits, commercial paper, and securities purchased under agreements to resell (i.e., reverse repurchase agreements). Our long-term investment portfolio includes securities issued or guaranteed by the U.S. government, U.S. government agencies and GSEs, as well as MBS issued by U.S. government agencies and housing GSEs (GSE securities are not explicitly guaranteed by the U.S. government). Regulation prohibits the purchase of additional MBS if the aggregate value of MBS owned exceeds 300 percent of our month-end total regulatory capital, as most recently reported to the FHFA, on the day we purchase the securities. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital as of the beginning of such quarter. As of December 31, 2021, the aggregate value of our MBS portfolio represented 224 percent of our regulatory capital. For details on our investment portfolio, see Note 4 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments.” For additional discussion of our investments and their related credit risk, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Management – Credit Risk Management.”

Debt Financing – Consolidated Obligations
Consolidated obligations, consisting of bonds and discount notes, are our primary liabilities and represent our principal source of funding. Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them; however, the capital markets have traditionally viewed the FHLBanks’ obligations as “Federal agency” debt. As such, the FHLBanks historically have had reasonably stable access to funding at relatively favorable spreads to U.S. Treasuries. Our ability to access the capital markets through the sale of consolidated obligations, across the maturity spectrum and through a variety of debt structures, assists us in managing our balance sheet effectively and efficiently. S&P currently rates the long-term senior unsecured debt issues of the FHLBank System and all FHLBanks (including FHLBank Topeka) at AA+. S&P rates all FHLBanks and the FHLBank System’s short-term debt issues at A-1+. S&P’s rating outlook for the FHLBank System’s senior unsecured debt and all FHLBanks is stable. Moody’s Investor Service (Moody's) has affirmed the long-term Aaa rating on the senior unsecured debt issues of the FHLBank System and the FHLBanks and a short-term issuer rating of P-1, with a rating outlook of stable for senior unsecured debt. These ratings measure the likelihood of timely payment of principal and interest on consolidated obligations and also reflect the FHLBanks’ status as GSEs, which generally implies the expectation of a high degree of support by the U.S. government even though their obligations are not guaranteed by the U.S. government.

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

Table 1 presents the par value of our consolidated obligations and the combined consolidated obligations of all the FHLBanks as of December 31, 2021 and 2020 (in millions):

Table 1

	12/31/2021	12/31/2020
Par value of consolidated obligations of FHLBank Topeka	$44,228	$48,476

Par value of consolidated obligations of all FHLBanks	$652,862	$746,772

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

Table 2 illustrates our compliance with the FHFA’s regulations for maintaining aggregate assets at least equal to the amount of consolidated obligations outstanding as of December 31, 2021 and 2020 (dollar amounts in thousands):

Table 2

	12/31/2021	12/31/2020
Total non-pledged assets	$47,781,713	$52,352,049
Total carrying value of consolidated obligations	$44,199,598	$48,530,494
Ratio of non-pledged assets to consolidated obligations	1.08	1.08

The Office of Finance has responsibility for facilitating and executing the issuance of the consolidated obligations on behalf of the FHLBanks. It also prepares the FHLBanks’ Combined Quarterly and Annual Financial Reports, services all outstanding debt, serves as a source of information for the FHLBanks on capital market developments and manages the FHLBanks’ relationship with the nationally recognized statistical ratings organizations (NRSRO) with respect to ratings on consolidated obligations.

Consolidated Obligation Bonds: Consolidated obligation bonds are primarily used to satisfy our funding needs. Typically, the maturities of these bonds range from less than one year to 30 years, but the maturities are not subject to any statutory or regulatory limit. Consolidated obligation bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members.

Consolidated obligation bonds generally are issued with either fixed or variable rate payment terms that use a variety of standardized indices for interest rate resets including, but not limited to, SOFR and Three-Month U.S. Treasury Bill Auction Yield. In addition, to meet the specific needs of certain investors in consolidated obligations, both fixed and variable rate bonds may also contain certain embedded features, which result in complex coupon payment terms and call features.

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

Derivatives
FHLBank’s Risk Management Policy (RMP) establishes guidelines for our use of derivatives. Interest rate swaps, interest rate cap and floor agreements, calls, puts, and other derivatives can be used as part of our interest rate risk management and funding strategies. This policy, along with FHFA regulations, prohibits trading in, or the speculative use of, derivatives and limits credit risk to counterparties that arises from derivatives. In general, we have the ability to use derivatives to reduce funding costs for consolidated obligations and to manage other risk elements such as interest rate risk and mortgage prepayment risk.

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

Capital, Capital Rules and Dividends
FHLBank Capital Adequacy and Form Rules: We must comply with regulatory requirements for total regulatory capital, leverage capital, and risk-based capital. Our RMP requires that we also maintain a ratio of total capital to total assets of not less than 4.6 percent of total assets, total capital stock to total assets of 2 percent, and permanent capital must exceed our risk-based capital requirement. To satisfy these capital requirements, we maintain a capital plan. The Gramm-Leach-Bliley Act (GLB Act) allows us to have two classes of stock, and each class may have sub-classes. Under our capital plan, we have two classes of authorized stock – Class A Common Stock and Class B Common Stock. Both classes have $100 par value per share. Class A Common Stock is required for membership. Class B Common Stock supports member activities with us, to the extent Class A Common Stock is insufficient to support the calculated activity requirement. The GLB Act and the FHFA rules and regulations define total capital for regulatory capital adequacy purposes as the sum of an FHLBank’s permanent capital, plus the amounts paid in by its stockholders for Class A Common Stock; any general loss allowance, if consistent with U.S. generally accepted accounting principles (GAAP) and not established for specific assets; and other amounts from sources determined by the FHFA as available to absorb losses. The GLB Act and FHFA regulations define permanent capital for the FHLBanks as the amount paid in for Class B Common Stock plus the amount of an FHLBank’s retained earnings, as determined in accordance with GAAP.

Under the GLB Act and the FHFA rules and regulations, we are subject to risk-based capital rules. We may not redeem or repurchase any of our capital stock without FHFA approval if the FHFA or our board of directors determines that we have incurred, or are likely to incur, losses that result in, or are likely to result in, charges against our capital, even if we are in compliance with our minimum regulatory capital requirements. Therefore, a member’s right to have its excess shares of capital stock redeemed is conditional on, among other factors, the FHLBank maintaining compliance with regulatory capital requirements.

See Item 5 – “Market for Registrant’s Common Equity – Related Stockholder Matters and Issuer Purchases of Equity Securities” and Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” and Note 12 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional information regarding capital.

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

Consistent with FHFA guidance in Advisory Bulletin (AB) 2003-AB-08, Capital Management and Retained Earnings, and other respective guidance, we adopted guidelines to establish a minimum or threshold level for our retained earnings in light of alternative possible future financial and economic scenarios, which are currently included under our RMP. The calculation of our minimum (threshold) level of retained earnings incorporates regulatory-based estimates of market risk and credit risk, and includes estimates for risk exposure from operational risk, settlement risk related to unsettled consolidated obligations, and net income volatility. The retained earnings threshold level fluctuates from period to period because it is a function of the size and composition of our balance sheet and the risks contained therein at that point in time. As of December 31, 2021, our retained earnings threshold was $0.3 billion. Retained earnings of $1.1 billion exceeded our retained earnings threshold by $0.8 billion at December 31, 2021.

The retained earnings threshold is calculated quarterly and considered by the board of directors as part of each quarterly dividend declaration. The policy also provides that meeting the established retained earnings threshold has priority over the payment of dividends, but that the board of directors must balance dividends on capital stock against the period over which the retained earnings threshold is met. During the year ended December 31, 2021, the threshold did not significantly affect the amount of dividends declared and paid.

Joint Capital Enhancement Agreement (JCE Agreement) – We, along with the other FHLBanks, entered into a JCE Agreement intended to enhance the capital position of each FHLBank. More specifically, the intent of the JCE Agreement is to allocate a portion of each FHLBank’s earnings to a Separate Restricted Retained Earnings Account (RRE Account) at that FHLBank. Thus, in accordance with the JCE Agreement, each FHLBank allocates 20 percent of its net income to an RRE Account and will do so until the balance of the account equals at least one percent of that FHLBank’s average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. Additionally, the JCE Agreement provides that amounts in restricted retained earnings in excess of 150 percent of an FHLBank's restricted retained earnings minimum (i.e., one percent of that FHLBank's average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter) may be released from restricted retained earnings. Restricted retained earnings are not available to pay dividends and are presented separately on the Statements of Condition.

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

Community Investment Cash Advance (CICA) Program: CICA loans to members specifically target underserved markets in both rural and urban areas. CICA loans represented 3.0 percent, 3.8 percent and 2.8 percent of total advances outstanding as of December 31, 2021, 2020, and 2019, respectively. Programs offered during 2021 under the CICA Program, which is not funded through the AHP, include:
▪Community Housing Program (CHP) – CHP makes loans available to members for financing the construction, acquisition, rehabilitation, and refinancing of owner-occupied housing for households whose incomes do not exceed 115 percent of the area’s median income and rental housing occupied by or affordable for households whose incomes do not exceed 115 percent of the area’s median income. For rental projects, at least 51 percent of the units must have tenants that meet the income guidelines, or at least 51 percent of the units must have rents affordable to tenants that meet the income guidelines. We provide advances for CHP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs; and
▪Community Development Program (CDP) – CDP provides advances to members to finance CDP-qualified member financing including loans to small businesses, small farms, small agri-business or for community development purposes that meet one of the following criteria: (1) loans to firms that meet the Small Business Administration’s (SBA) definition of a small business concern; (2) financing for businesses or projects located in an urban neighborhood, Census tract or other area with a median income at or below 100 percent of the area median; (3) financing for businesses, farms, ranches, agri-businesses, or projects located in a rural community, neighborhood, Census tract, or unincorporated area with a median income at or below 115 percent of the area median; (4) firms or projects located in a Native American Area or any Federally Declared Disaster Area; (5) projects in urban areas in which at least 51 percent of the employees of the project, or at least 51 percent of the families benefiting from or receiving services from the project, earn at or below 100 percent of the area median; or (6) projects in rural areas in which at least 51 percent of the employees of the project, or at least 51 percent of the families benefiting from or receiving services from the project, earn at or below 115 percent of the area median. We provide advances for CDP-based loans to members at our estimated cost of funds for a comparable maturity plus a mark-up for administrative costs.

Competition
Advances: Demand for advances is affected by, among other things, the cost of alternative sources of liquidity available to our members, including deposits from members’ customers and other sources of liquidity that are available to members. Members mostly access alternative funding other than advances through Federal funds purchased, the brokered deposit market, and repurchase agreements with financial counterparties. Large members may have broader access to funding through repurchase agreements with investment banks and commercial banks as well as access to the national and global credit markets. While the availability of alternative funding sources to members can influence member demand for advances, the cost of the alternative funding relative to advances is a primary consideration when accessing alternative funding. Other considerations include product availability through FHLBank, dividend rates on FHLBank stock, the member’s creditworthiness, ease of execution, level of diversification, and availability of member collateral for other types of borrowings. We believe our advance product offerings are evolving to meet member demand as market conditions in the competitive environment change. All product development initiatives involve an evaluation of the market opportunity relative to the operational requirements of offering the product while maintaining high levels of risk management and regulatory compliance. Certain product initiatives may also require the filing of a New Business Activity Notice with and non-objection by our regulator.

Mortgage Loans: We are subject to competition in purchasing conventional, conforming fixed rate residential mortgage loans and government-guaranteed residential mortgage loans. We face competition in the prices paid for these assets, customer service, and in ancillary services such as automated underwriting. The most direct competition for purchasing residential mortgage loans comes from the other housing GSEs, which also purchase conventional, conforming fixed rate mortgage loans, specifically Fannie Mae and Freddie Mac. To a lesser extent, we also compete with regional and national financial institutions that buy and/or invest in mortgage loans. Depending on market conditions, these investors may seek to hold, securitize, or sell conventional, conforming fixed rate mortgage loans. We continuously reassess our potential for success in attracting and retaining members for our mortgage loan products and services, just as we do with our advance products. We compete for the purchase of mortgage loans primarily on the basis of price, products and product features, and services offered.

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

Regulatory Oversight, Audits and Examinations
General: Our business is subject to extensive regulation and supervision. As discussed throughout this Form 10-K, the laws, regulations, and regulatory guidance to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, collateral practices, pricing, competitive position, relationship with members and third parties, capital structure, and liquidity practices. As a result, such laws and regulations have a significant effect on our results of operations and financial condition. For a discussion of risks relating to the complex body of laws and regulations to which we are subject, see Item 1A – “Risk Factors – Business Risk – Legislative and Regulatory”. For a discussion of recent regulatory and legislative developments impacting us, see “Legislative and Regulatory Developments” under this Item 1.

We are supervised and regulated by the FHFA, an independent agency in the executive branch of the U.S. government. The FHFA is responsible for providing supervision, regulation and housing mission oversight of the FHLBanks to ensure they fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment. The FHFA is funded in part through assessments from the FHLBanks, with the remainder of its funding provided by Fannie Mae and Freddie Mac; no tax dollars or other appropriations support the operations of the FHFA or the FHLBanks. To assess our safety and soundness, the FHFA conducts comprehensive annual examinations, as well as periodic reviews. Additionally, we are required to submit monthly information about our financial condition and results of operations to the FHFA. This information is available to all FHLBanks.

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

The Comptroller General has authority under the Bank Act to audit or examine the FHFA and the individual FHLBanks and to decide the extent to which they fairly and effectively fulfill the purposes of the Bank Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, the results of the review and any recommendations must be reported to Congress, the Office of Management and Budget, and the applicable FHLBank. The Comptroller General may also conduct an audit of any financial statements of any individual FHLBank.

Human Capital Resources
Our workforce is a vital contributor to the success of our strategic business objectives. In managing our people, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile: Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2021, we had 234 full-time and 3 part-time employees. As of December 31, 2021, approximately 51 percent of our workforce identifies as female and 49 percent identifies as male. As of December 31, 2021, 87 percent are non-minority and 13 percent are minority. Our workforce is appropriately staffed, and generally includes a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and also promotes loyalty and commitment in our employee base, which strengthens our success. Adding new employees contributes to new ideas, continuous improvement, and our goals of a diverse and inclusive workforce and equitable workplace. As of December 31, 2021, the average tenure of our employees was 10.2 years. There are no collective bargaining agreements with our employees.

Total Rewards: We seek to attract, develop and retain talented employees to achieve our strategic business initiatives, enhance business performance and increase shareholder value and provide members a reasonable return on their investment in FHLBank. To achieve this objective, we focus on a combination of development programs, benefits and employee wellness programs and strive to recognize and reward performance. Specifically, our programs include:
•Cash compensation – competitive base salary, performance-based incentives and other cash subsidies;
•Benefits – health insurance, life and accidental death and dismemberment insurance, supplemental life insurance, and a 401(k) retirement savings plans with a competitive employer match;
•Wellness program – employee assistance program, interactive education sessions focused on employee total health, and sporting events sponsorships;
•Time away from work – including paid time off for vacation, illness, personal, holiday, and volunteer opportunities;
•Culture and Development – various cultural and inclusion initiatives and leadership development opportunities; internal educational and development opportunities and fee reimbursement for external educational and development programs; employee engagement opportunities to drive our Employer of Choice vision; and educational assistance programs;
•Work/Life balance – flexible work arrangements, including a hybrid work schedule allowing a balance between in-office and remote work, two-thirds paid salary continuation for short-term disability, 100 percent paid parental, military, bereavement, jury duty and court appearances leave;
•Management succession planning – our board and leadership actively engage in management succession planning, with a defined plan for our Executive Team, which is reviewed and adjusted annually, to support a smooth transition of operations in the event of an unplanned or planned absence of executives, designed to help assure the successor executives are fully qualified to assume responsibility for ongoing operations;
•Our Performance Management framework includes planned quarterly, documented discussions coordinated between manager and employee. At the start of every quarter, managers and employees are asked to work together to set new goals or update existing goals and review the previous quarter’s goals. In addition to encouraging goal alignment with ever-changing business needs, this quarterly framework also is intended to provide a natural opportunity for feedback and development conversations to occur between employee and manager throughout the year; and
•We are committed to the health, safety and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, adopted safety protocols and procedures that we believe are in the best interest of our employees and members, and which are designed to comply with or exceed government regulations.

Diversity, Equity and Inclusion: Diversity, Equity and Inclusion (DEI) is a strategic business priority for us and one of our defined corporate Values. Our DEI officer is a member of our Executive Team, reports to our Chief Executive Officer (CEO), and serves as a liaison to the board of directors. We believe that diversity increases capacity for innovation and creativity; equity helps ensure that we are intentional in recognizing and addressing our employees’ individual needs and in providing opportunities in order to optimize success; and inclusion helps us to leverage the unique perspectives of all employees to help ensure optimal decision-making and strengthen our retention efforts. We operationalize our commitment through the development and execution of a three-year DEI strategic plan that includes quantifiable metrics to measure success and we report regularly on our performance to management and the board of directors. We offer a range of opportunities for our employees to connect, and grow personally and professionally through our Inclusion, Diversity, and Equity Advisory council. We consider learning an important component of our DEI strategy and regularly offer educational opportunities to our employees and strive to evaluate equitable and inclusive behaviors as part of our recruiting, promotion and succession planning processes. We also incorporate DEI as a key component of our incentive plan framework to attempt to ensure organizational focus and individual and collective accountability.

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

Legislative and Regulatory Developments
FHLBank Membership. On September 9, 2021, the FHFA published a Supervisory Letter on FHLBank Membership Issues covering five issues, including: (1) requirements for de novo CDFIs; (2) automatic transfer of membership; (3) large non-member institutions merging with small member institutions; (4) membership applicant’s compliance with financial condition requirements; and (5) the definition of insurance company. The Supervisory Letter is intended to provide uniform guidance to the FHLBanks in the event they encounter similar circumstances.

The FHFA issued the letter to provide uniform guidance regarding the identified membership issues. The guidance could result in: (1) fewer opportunities for FHLBank membership; and/or (2) ineligibility for continued membership by certain entities, most notably CDFIs, insurance companies, and large institutions that have acquired small members. Accordingly, the guidance could result in reduced opportunities for us to grow our membership and, in turn, fewer opportunities to provide our financial services.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the FHFA published a Regulatory Interpretation on Eligibility of Mortgage Loan Participations as Collateral for Federal Home Loan Bank Advances. The Regulatory Interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The Regulatory Interpretation concludes that mortgage loan participations must meet the requirements of FHFA regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the Regulatory Interpretation rescinds prior guidance from FHLBank System regulators that provides mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The Regulatory Interpretation became effective on December 13, 2021.

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

On August 12, 2021, the FHFA and HUD announced they had entered into a Memorandum of Understanding regarding fair housing and fair lending enforcement. Under the Memorandum of Understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks.

We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

COVID-19 Presidential, Legislative and Regulatory Developments. In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the Securities and Exchange Commission (SEC), the Office of the Comptroller of the Currency, the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC), the National Credit Union Administration, the Commodity Futures Trading Commission (CFTC) and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the COVID-19 pandemic, and Congress has enacted, and may continue to enact, COVID-19 pandemic relief legislation, some of which may have a direct or indirect impact on us or our members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Executive and legislative branches of the federal and state governments and their agencies have continued to take steps to provide relief in connection with the continuing COVID-19 pandemic. For example, on March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which provided an additional $1.9 trillion dollars for COVID-19 pandemic relief. Among other appropriations, the legislation allocated $7.25 billion in additional funds to support the Paycheck Protection Program (PPP). This legislation also expanded eligibility for the PPP to include certain nonprofit organizations and digital news services. Since the legislation did not expand the PPP application deadline beyond March 31, 2021, the PPP Extension Act of 2021 was signed into law on March 30, 2021, which extended the application deadline to May 31, 2021. As another example, on June 25, 2021, the Federal Reserve announced a final extension of its Paycheck Protection Program Liquidity Facility (PPPLF) by an additional month to July 30, 2021. The PPPLF provides collateralized PPP loan liquidity to eligible Federal Reserve member financial institutions to facilitate PPP loan originations at such financial institutions. The extension allowed additional processing time for banks, CDFIs, and other financial institutions to pledge to the facility any PPP loans approved by the SBA through the June 30, 2021 expiration of the PPP program. Additionally, the Federal Reserve continued to purchase agency securities throughout the year resulting in increased competition from Fannie Mae and Freddie Mac for purchases of mortgage loans via the MPF Program.

These and other forms of COVID-19 pandemic-related relief have provided alternative sources of liquidity for members which has tended to reduce their needs for advances, which is reflected in the decline in advances balances we experienced during the year ended December 31, 2021. COVID-19 pandemic-related relief may continue to suppress members’ demand for advances if such relief continues to provide alternative sources of liquidity. Similarly, the increased competition from Fannie Mae and Freddie Mac facilitated by the Federal Reserve’s purchases of agency securities has resulted in fewer opportunities for us to purchase mortgage loans from our members.

Executive and legislative branches of the federal and state governments and their agencies may take further steps to provide relief in connection with the continuing COVID-19 pandemic. While many relief programs and actions are temporary in nature, as with the existing relief efforts, they may have a direct or indirect impact on us or our members. Those impacts could, in turn, result in reduced demand for advances and/or heightened competition for mortgage loan purchases. We are unable to predict whether any such actions may be taken.

Cessation of the Use of LIBOR. On March 5, 2021, the U.K. Financial Conduct Authority (FCA) confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and twelve-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. Although the FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

Some of our assets and liabilities continue to be indexed to the principal U.S. dollar LIBOR tenors. Given the developments discussed above, however, we have taken and will continue to take steps to transition our LIBOR-linked financial instruments and contracts. To that end, and consistent with an FHFA supervisory letter sent to the FHLBanks on September 27, 2019 regarding the phase-out of LIBOR, we stopped purchasing investments that reference LIBOR. In addition, we have a LIBOR transition plan and will continue to analyze potential risks associated with the LIBOR transition, including, but not limited to, financial, market, accounting, operational, legal, tax, reputational and compliance risks, and will update such plan, to the extent necessary, to address such risks going forward. In accordance with such LIBOR transition plan, we are in the process of amending our financial instruments and contracts that require adding or adjusting fallback language, including investments and derivatives. In addition, although the state of New York adopted legislation aimed at ensuring legal clarity for legacy instruments governed by New York law during the U.S. dollar LIBOR transition, which may apply to certain of our LIBOR-based financial instruments and contracts, there is no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases to exist or is no longer available, or what those actions might be. Accordingly, despite the efforts discussed in this paragraph, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may not be clear.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. The legislation provides a statutory fallback mechanism on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no fallback provisions or insufficient fallback provisions.

Adoption of SOFR. We continue to take steps to adopt SOFR, an alternative to U.S. dollar LIBOR, for our relevant products, services and financial instruments. Since 2018, market activity in SOFR-linked financial instruments has continued to develop; however, the market transition from LIBOR to SOFR or another alternate reference rate has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate, to the extent possible, differences between LIBOR and SOFR or any other alternate reference rate as well as other market conventions. Accordingly, alternative reference rates that replace LIBOR may not yield the same or similar economic results over the lives of the financial instruments, which could adversely affect the value of, and return on, such financial instruments. In addition, the overnight Treasury repurchase market underlying SOFR has experienced and could continue to experience disruptions from time to time, which has resulted and may result in unexpected fluctuations in SOFR. The introduction of alternate reference rates also creates challenges in hedging and asset-liability management and may result in additional basis risk and increased volatility. While market activity in SOFR-linked financial instruments has continued to develop, the progress has been uneven. There can be no guarantee that SOFR will become the leading benchmark to replace U.S. dollar LIBOR and will be used across market segments and financial products in a timely manner. Further, a robust member demand for SOFR-linked advances is yet to develop. Any disruption in the market transition towards SOFR or another alternate reference rate could result in increased financial, operational, legal or reputational risks.

U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement. On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their Preferred Stock Purchase Agreement, which could impact PFIs that participate in the MPF Program’s MPF Xtra product (where MPF loans acquired are concurrently sold to Fannie Mae). Under the Preferred Stock Purchase Agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the Preferred Stock Purchase Agreement amendment, which was to take effect January 1, 2022, the FHFA (acting as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on volumes for the MPF Xtra product program, the Preferred Stock Purchase Agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the FHFA and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window limits, until at least September 14, 2022.

Although we do not currently expect the cash window limits to have a material impact on our financial condition or results of operations, they may negatively impact the volume of loans that PFIs are able to sell through the MPF Program.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. The Financial Industries Regulatory Authority (FINRA) amended FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). On March 3, 2022, the SEC approved a further delay to the effectiveness of these margin requirements until October 26, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, the collateralization requirements would expose us to credit risk from our counterparties to such transactions.

Affordable Housing. As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted, would require the FHLBanks to set aside higher percentages of their earnings for their affordable housing and community investment programs than is currently required by law. Increased contributions to our AHP would result in less net income being available for other purposes. The FHLBanks continue to actively monitor any such potential legislation and developments.

CFTC and Other Derivatives Developments. The Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), which was signed into law in July 2010, enacted numerous legal and regulatory changes for the financial services industry, which have been gradually implemented over the ensuing years.

The Dodd-Frank Act mandated the U.S. federal regulation of the over-the-counter (OTC) derivatives market and granted new joint regulatory authority to the SEC and the CFTC over OTC derivatives. The SEC and CFTC have completed most of their rules to implement the Dodd-Frank Act’s requirements. Pursuant thereto, certain of our derivatives operations have become subject to, among other things, new recordkeeping, reporting and documentation requirements. In addition, certain non-cleared derivatives entered into as part of our derivatives operations have become subject to two-way variation margin requirements and may become subject to two-way initial margin requirements. These margining requirements are expected to increase the cost and reduce the availability of non-cleared derivatives. Collectively, the Dodd-Frank Act requirements have increased the direct and indirect costs of our hedging and related activities and will likely increase them further in the future. We do not expect these costs to have a material impact on our financial condition or results of operations.

Item 1A: Risk Factors

Business Risk - General
Changes in economic conditions, or federal fiscal and monetary policy could impact our business. Our net income is sensitive to changes in market conditions that can impact the interest we earn and pay and introduce volatility in other income (loss). These conditions include, but are not limited to, the following: (1) changes in interest rates; (2) fluctuations in both debt and equity capital markets; (3) conditions in the financial, credit, mortgage, and housing markets; (4) the willingness and ability of financial institutions to expand lending; and (5) the strength of the U.S. economy and the local economies in which we conduct business. Our financial condition, results of operations, and ability to pay dividends could be negatively affected by changes in one or more of these conditions. Additionally, our business and results of operations may be affected by the fiscal and monetary policies of the federal government and its agencies, including the Federal Reserve, which regulates the supply of money and credit in the U.S. The Federal Reserve’s policies directly and indirectly influence the yield on interest-earning assets and the cost of interest-bearing liabilities, which could adversely affect our financial condition, results of operations, and ability to pay dividends. The Federal Open Market Committee (FOMC) has indicated their intention to raise the Federal funds rate during 2022 and has begun slowing the pace of asset purchases in an effort to curb inflationary pressures in a tightening labor market. Slowing the growth in their balance sheet holdings of U.S. government bonds and MBS, coupled with rising short term interest rates, may introduce risks to the market that could trigger an economic recession. Further, adverse trends in employment levels, a slowdown in regional or national economic activity, prolonged inflation, geopolitical instability or conflicts (including the recent outbreak of hostilities between Russia and Ukraine), trade disruptions, and economic or other sanctions could adversely affect overall economic conditions (including on a state or local level). If economic and market conditions deteriorate, it could have an adverse effect on our business, including the demand for our products and services, and the value of the collateral securing advances, investments, and mortgage loans held for portfolio.

The impacts of climate change and/or natural disasters in the FHLBank’s region could have a material adverse impact on our members and our business. Portions of our region are subject to risks from tornadoes, floods, or other natural disasters. Climate change is increasing the frequency and intensity of these weather events. These natural disasters, including those resulting from significant climate changes, could damage or destroy our properties (headquarters or business resiliency center), damage or dislocate the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages, damage or destroy collateral securing certain securities, disrupt business for us or our members, negatively impact the livelihood of borrowers of members, or otherwise could cause significant economic dislocation in the affected areas of our region. Any of these situations may adversely impact our financial condition and results of operations.

Climate change regulation and market reactions to climate change could adversely impact our members and our business, including the potential for an increase in climate risk assessment and supervision by our regulators. The shift toward a lower-carbon economy, driven by policy regulations, low-carbon technology advancement, consumer sentiment, and/or liability risks, may negatively impact our business model and/or the business models of our members, asset valuations, and operating costs.

The impact of the COVID-19 pandemic and its variants on our members and our business has and is expected to continue to adversely affect our profitability and financial condition. The COVID-19 pandemic has and will likely continue to have negative economic effects both in the U.S. and around the world. Although certain economic conditions improved in 2021, the pandemic, and our response to it, continues to evolve and continues to affect member loan demand, interest rates, and capital market volatility. High levels of liquidity at member banks have reduced demand for advances, which could persist or decline further if levels of liquidity in the financial markets and deposit levels at member banks remain elevated or if another economic downturn occurs. The pandemic has also created shifts in certain demographic and economic trends, including employment trends, that have impacted our business environment. Further, supply and demand imbalances related to the pandemic have contributed to inflationary pressures that will likely increase operating costs for us and our members, and could have a negative effect on borrowers of loans made by our members.

Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), which are beyond our control. Volatility in the capital markets caused by the COVID-19 pandemic has impacted demand for FHLBank debt and the cost of the debt the FHLBanks issue, which could impact our liquidity and profitability. Our business and results of operations are affected by the fiscal and monetary policies of the U.S. government, foreign governments, and their agencies. As stated previously, the Federal Reserve’s policies directly and indirectly influence the yield on our interest-earning assets and the cost of our interest-bearing liabilities. In response to COVID-19, the FOMC lowered the target range for Federal funds to a target range of zero to 0.25 percent. The outlook for 2022 is uncertain, but the FOMC has indicated their intention to raise interest rates or use other policies if economic conditions warrant, each of which could further impact the efficiency of our asset and liability management activities and continue to negatively affect our financial condition and results of operations.

Significant borrower defaults on loans made by our members could occur as a result of reduced economic activity and inflation and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that could arise from the failure of one or more of our members. Further, counterparty default, whether as a result of the operational or financial impacts of the COVID-19 pandemic, could adversely impact our financial condition and results of operations. The extent to which the COVID-19 pandemic continues to impact our business will depend on future developments, including governmental, regulatory, and private sector actions and responses, actions taken to contain or prevent further spread, and actions taken in an effort to recover economically, each of which are highly uncertain and cannot be predicted.

Business Risk - Legislative and Regulatory
Our business has been, and may continue to be, adversely impacted by legislation and other ongoing actions by the U. S. government in response to periodic disruptions in the financial markets. To the extent that any actions by the U.S. government in response to an economic downturn, recession, inflation or other macro-level events or conditions cause a significant decrease in the aggregate amount of advances or increase our operating costs, our financial condition and results of operations may be adversely affected. Our primary regulator, the FHFA, also continues to issue proposed and final regulatory and other requirements. Additionally, potential legislative and regulatory changes affecting our members, investors, and dealers of consolidated obligations could adversely affect our business activities, financial condition, and results of operations. Policymakers and regulators have been examining potential policy measures intended to improve the resilience of money market funds and broader short-term funding markets in recent years, including in response to the market stress experienced in the short-term funding markets in March 2020 caused by the COVID-19 pandemic. In December 2021, the SEC proposed additional money market fund reform in an effort to improve the resilience and transparency of money market funds. We cannot predict the effect of any new regulations or other regulatory guidance, including money market reforms, on our operations. Changes in regulatory requirements could result in, among other things, an increase in our cost of funding or overall cost of doing business, or a decrease in the size, scope or nature of our membership base, or our lending, investment, or mortgage loan activity, which could negatively affect our financial condition and results of operations. See Item 1 – “Business – Legislative and Regulatory Developments” for more information on potential future legislation and other regulatory activity affecting us.

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

We cannot predict whether new regulatory or other requirements will be promulgated by the FHFA or other regulatory agencies, or whether Congress will enact new legislation, and we cannot predict the effect of any new regulatory requirements or legislation on our operations. Changes in regulatory, statutory or other requirements could result in, among other things, an increase in our cost of funding and the cost of operating our business, a change in our permissible business activities, increases in required contributions to affordable housing programs, or a decrease in the size, scope or nature of our membership or our lending, investment or mortgage loan activities, which could negatively affect our financial condition and results of operations.

A majority of the states, and some municipalities, have enacted laws prohibiting mortgage loans considered predatory or abusive. Some of these laws impose liability for violations not only on the originator, but also upon purchasers and assignees of mortgage loans. We take measures that we consider reasonable and appropriate to reduce our exposure to potential liability under these laws and are not aware of any potential or pending claim, action, or proceeding asserting that we are liable under these laws. However, there can be no assurance that we will never have any liability under predatory or abusive lending laws. This may negatively impact our financial condition and results of operations and potentially negatively impact our reputation.

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

A high proportion of advances and capital is concentrated with a few members, and a loss of, or change in business activities with, such institutions could adversely affect us. We have a concentration of advances (see Table 21) and capital with a few institutions. A reduction in advances by such institutions, or the loss of membership by such institutions, whether through merger, consolidation, withdrawal, or other action, may result in a reduction in our total assets and a possible reduction of capital as a result of the repurchase or redemption of capital stock. The reduction in assets and capital may also reduce our net income.

Changes in our credit ratings may adversely affect our business operations. As of February 28, 2022, we are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Adverse revisions to or the withdrawal of our credit ratings could adversely affect us in a number of ways. It might influence counterparties to limit the types of transactions they would be willing to enter into with us or cause counterparties to cease doing business with us. We have issued letters of credit to support deposits of public unit funds with our members. In some circumstances, loss of or reduction in any of our current ratings could result in our letters of credit no longer being acceptable to collateralize public unit deposits or other transactions. We have also executed various standby bond purchase agreements (SBPA) in which we provide a liquidity facility for bonds issued by the HFAs by agreeing to purchase the bonds in the event they are tendered and cannot be remarketed in accordance with specified terms and conditions. If our current short-term ratings are reduced, suspended, or withdrawn, the issuers will have the right to terminate these SBPAs, resulting in the loss of future fees that would be payable to us under these agreements.

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

The FHLBanks issue consolidated obligations that are the joint and several liability of all FHLBanks. Significant developments affecting the credit standing of one or more of the other FHLBanks, including revisions in the credit ratings of one or more of the other FHLBanks, could adversely affect the cost of consolidated obligations. An increase in the cost of consolidated obligations would adversely affect our cost of funds and negatively affect our financial condition. As of February 28, 2022, the consolidated obligations of the FHLBanks are rated Aaa/P-1 by Moody’s and AA+/A-1+ by S&P. All of the FHLBanks are rated Aaa with a stable outlook by Moody’s and AA+ with a stable outlook by S&P. Changes in the credit standing or credit ratings of one or more of the other FHLBanks could result in a revision or withdrawal of the ratings of the consolidated obligations by the rating agencies at any time, which may negatively affect our cost of funds and our ability to issue consolidated obligations for our benefit.

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

Defaults by one or more of our institutional counterparties on its obligations to us could adversely affect our results of operations or financial condition. We have a high concentration of credit risk exposure to financial institutions as counterparties, some of which are outside of the United States. Our primary exposures to institutional counterparty risk are with: (1) obligations of mortgage servicers that service the loans we have as collateral on our credit obligations; (2) third-party providers of credit enhancements on the MBS that we hold in our investment portfolio, including mortgage insurers, bond insurers, and financial guarantors; (3) third-party providers of PMI and SMI for mortgage loans purchased under the MPF Program; (4) uncleared derivative counterparties; (5) third-party custodians and futures commission merchants associated with cleared derivatives; and (6) unsecured money market and Federal funds investment transactions. A default by a counterparty with significant obligations to us could adversely affect our ability to conduct operations efficiently and at cost-effective rates, which in turn could adversely affect our results of operations and financial condition.

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

Our funding depends on our ability to access the capital markets. Our primary source of funds is the sale of consolidated obligations in the capital markets, including the short-term discount note market. Our ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand) at the time. Our counterparties in the capital markets are also subject to additional regulation following the financial crisis that began in 2008. These regulations could alter the balance sheet composition, market activities, and behavior of our counterparties in a way that could be detrimental to our access to the capital markets and overall financial market liquidity, which could have a negative impact on our funding costs and results of operations. Further, we rely on the Office of Finance for the issuance of consolidated obligations, and a failure or interruption of services provided by the Office of Finance could hinder our ability to access the capital markets. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us in the future, if we are able to obtain funding at all in the case of future severe financial, economic, geopolitical, or other disruptions. If we cannot access funding when needed, our ability to support and continue our operations would be adversely affected, negatively affecting our financial condition and results of operations.

Market Risk
Our profitability may be adversely affected if we are not successful in managing our interest rate risk. Like most financial institutions, our results of operations are significantly affected by our ability to manage interest rate risk. We use a number of tools to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Key assumptions used in our market value sensitivity analyses include interest rate volatility, mortgage prepayment projections and the future direction of interest rates, among other factors. Key assumptions used in our income simulations include projections of advance volumes and pricing, mortgage loan volumes and pricing, market conditions for our debt, prepayment speeds and cash flows on mortgage-related assets, the level of short-term interest rates, and other factors. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of our equity nor can they precisely predict the effect of higher or lower interest rates or changes in other market factors on net interest income or the market value of our equity. Actual results will most likely differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. Our ability to maintain a positive spread between the interest earned on our earning assets and the interest paid on our interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.

Prepayment risk is the risk that the principal amount or a portion thereof outstanding of a mortgage loan or debt security is paid back prior to maturity, which can reduce income if we are unable to reinvest prepaid cash flows at favorable rates. Extension risk is the risk that the expected life of a loan will lengthen, typically observed in rising rate environments, thereby creating fair value and funding risk. The direction of interest rate changes, either actual or perceived, can impact prepayment and extension risk on fixed rate mortgage loans and mortgage-related securities. Residential mortgage-related assets typically have no restrictions on prepayment, while commercial mortgage-related assets typically charge a yield maintenance or prepayment fee structured to compensate the security holder for the loss of income resulting from the prepayment and thereby reduce reinvestment risk. Other external factors, such as property values or credit scores, can also impact prepayment and extension risk, as both impact the ability of the borrower to refinance. Although the factors impacting prepayments are observable and we generally expect prepayment and extension behavior in certain environments, the timing and volume of prepayments, particularly in commercial mortgage-related assets, can be difficult to predict.

Our business, results of operations and financial condition could be adversely impacted by the replacement of the LIBOR benchmark interest rate. The market transition away from LIBOR has been and is expected to continue to be complicated, including the development of term and credit adjustments to accommodate differences between LIBOR, an unsecured rate, and SOFR, a secured rate. Introduction of an alternative reference rate also may introduce additional basis risk for market participants as an alternative index is utilized along with LIBOR. Demand for SOFR term debt has gained momentum as LIBOR approaches cessation. Among other factors, demand for SOFR-indexed instruments will continue to be dependent upon market participants' preference for SOFR over existing alternative reference rates or an alternative reference rate that has yet to be developed. The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022. The remaining LIBOR tenors will cease publication immediately after June 30, 2023, and although the FCA does not expect these remaining LIBOR tenors to become unrepresentative prior to the cessation date, there is no assurance LIBOR will continue to be a viable index through any particular date. The upcoming discontinuance of LIBOR and transition to SOFR or an alternative reference rate could adversely impact existing financial assets and liabilities indexed to LIBOR, including the effectiveness of existing hedging transactions, which could have an adverse impact on our business, financial condition, and results of operations.

For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under Item 7.

We rely on derivatives to lower our cost of funds and reduce our interest rate, option and prepayment risk, and we may not be able to enter into effective derivative instruments on acceptable terms; thus, these derivatives may adversely affect our results of operations. We use derivatives to: (1) obtain funding at more favorable rates; and (2) reduce our interest rate risk, option risk and mortgage prepayment risk. Management determines the nature and quantity of hedging transactions using derivatives based on various factors, including market conditions and the expected volume and terms of advances or other transactions. As a result, our effective use of derivatives depends on management’s ability to determine the appropriate hedging positions considering: (1) our assets and liabilities; and (2) prevailing and anticipated market conditions. In addition, the effectiveness of our hedging strategies depends on our ability to enter into derivatives with acceptable counterparties, or through derivative clearinghouses, on terms desirable to us and in the quantities necessary to hedge our corresponding obligations, interest rate risk or other risks. The cost of entering into derivative instruments has increased as a result of: (1) consolidations, mergers and bankruptcy or insolvency of financial institutions, which have led to fewer counterparties, resulting in less liquidity in the derivatives market; and (2) increased uncertainty related to the potential changes in legislation and regulations regarding OTC derivatives including increased margin and capital requirements, and increased regulatory costs and transaction fees associated with clearing and custodial arrangements. If we are unable to manage our hedging positions properly, or are unable to enter into derivative hedging instruments on desirable terms or at all, we may incur higher funding costs, be required to limit certain advance product offerings, and be unable to effectively manage our interest rate risk and other risks, which could negatively affect our financial condition and results of operations.

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

Liquidity and Capital Risk
We may not be able to meet our obligations as they come due or meet the credit and liquidity needs of our members in a timely and cost-effective manner. We seek to be in a position to meet our members’ credit and liquidity needs and to pay our obligations without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. In addition, we are subject to various regulatory liquidity requirements, including a contingency funding plan designed to protect against temporary access disruptions to the FHLBank debt markets in response to a rise in capital market volatility. Our efforts to manage our liquidity position, including carrying out our contingency funding plan and the related costs, may not enable us to meet our obligations and the credit and liquidity needs of our members, which could have an adverse effect on our net interest income, and thereby, our financial condition and results of operations.

An increase in required AHP contributions could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock. The Bank Act requires each FHLBank to contribute to its AHP the greater of: (1) 10 percent of that FHLBank’s net earnings for the previous year; or (2) that FHLBank’s pro rata share of an aggregate of $100 million, the proration of which is based on the net earnings of the FHLBanks for the previous year. A failure of the FHLBanks to make the minimum $100 million annual AHP contribution in a given year or new or modified legislation could result in an increase in our required AHP contribution, which could adversely affect our results of operations, our ability to pay dividends, or our ability to redeem or repurchase capital stock.
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

We rely heavily on information systems and other technology. A failure, interruption, or security breach, including events caused by cyberattacks, of our information systems or those of critical vendors and third parties, such as the Federal Reserve Banks, could disrupt our business or adversely affect our reputation. We rely heavily on information systems and other technology to conduct and manage our business, and we rely on vendors and other third parties to perform certain critical services. If key technology platforms become obsolete, or if we experience disruptions, including difficulties in our ability to process transactions, our revenue and results of operations could be materially adversely affected. To the extent that we or one of our critical vendors experience a failure or interruption in any of these systems or other technology, including events caused by cyberattacks, we may be unable to conduct and manage our business effectively, including, without limitation, our funding, hedging, and advance activities. For example, the Federal Reserve Banks experienced an outage on February 24, 2021, which resulted in widespread disruptions to its financial services, including services that we utilize. Additionally, such failure or breach could disrupt our systems or data necessary for the operation of our business and/or result in the disclosure or misuse of confidential or proprietary information, or the unavailability of systems or data that are necessary for the operation of our business. While we have implemented business resiliency and legacy software reduction plans, we can make no assurance that these plans will be able to prevent, timely and adequately address, or mitigate the negative effects of any such failure or interruption. Cyberattacks, in particular those on financial institutions or financial market infrastructures, have become more frequent, sophisticated, and difficult to detect or prevent. There may be an increased risk of cyberattacks as a result of geopolitical conflicts. A failure to maintain current technology, systems, and facilities or an operational failure or interruption could significantly harm our customer relations, risk management, and profitability, which could negatively affect our financial condition and results of operations.

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

For additional information on internal controls, see “Risk Management – Operations Risk Management” under Item 7.

We may be unable to attract and retain a highly qualified and diverse workforce, including key management. Our success depends on the talents and efforts of our employees, and particularly our management. We have experienced higher employee turnover and increased competition in hiring and retaining skilled key personnel in 2021, as the ongoing COVID-19 pandemic brought about significant disruptions and changes to the U.S. labor market. We may be unable to retain key management or to attract other highly qualified employees, particularly if we do not offer employment terms that are competitive with the rest of the market. Failure to attract and retain highly qualified and diverse employees, or failure to develop and implement an adequate succession plan for key members of management, could adversely affect our financial condition and results of operations.

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

Item 1B: Unresolved Staff Comments
Not applicable.
Item 2: Properties
We own our primary facility located at 500 SW Wanamaker Road, Topeka, Kansas. Our facility is Leadership in Energy and Environment Design (LEED) Certified Gold status, in alignment with our commitment to sustainability, energy efficiency, and natural resource conservation.
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

All of our member directors are elected by and from the membership, and we conduct our business in advances and mortgage loan acquisitions almost exclusively with our members. Depending on the class of capital stock, it may be redeemed at par value either six months (Class A Common Stock) or five years (Class B Common Stock) after we receive a written request by a member, subject to regulatory limits and to the satisfaction of any ongoing stock investment requirements applying to the member under our capital plan. We may repurchase shares held by members in excess of the members’ required stock holdings at our discretion at any time at par value. Par value of all common stock is $100 per share. As of February 28, 2022, we had 677 stockholders of record and 3,549,630 shares of Class A Common Stock and 14,716,757 shares of Class B Common Stock outstanding, including 5,643 shares of Class A Common Stock and no shares of Class B Common Stock subject to mandatory redemption by members or former members. “Classes” of stock are not registered under the Securities Act of 1933, as amended. The Recovery Act amended the Exchange Act to require the registration of a class of common stock of each FHLBank under Section 12(g) of the Exchange Act and for each FHLBank to maintain such registration and to be treated as an “issuer” under the Exchange Act, regardless of the number of members holding such a class of stock at any given time. Pursuant to an FHFA regulation, we voluntarily registered one of our classes of stock pursuant to Section 12(g)(1) of the Exchange Act.

Dividends may be paid in cash or shares of Class B Common Stock as authorized under our capital plan and approved by our board of directors. FHFA regulation prohibits any FHLBank from paying a stock dividend if excess stock outstanding will exceed one percent of its total assets after payment of the stock dividend. We consistently manage our excess capital stock position in order to be able to pay stock dividends.

Base stock dividends on Class A Common Stock and Class B Common Stock are anticipated to remain at current levels or increase in 2022 relative to what was paid in 2021. Historically, dividend levels have been influenced by several factors and objectives, including the following: (1) dividend rate consistency; (2) the current level of short‑term interest rates; and (3) the level of retained earnings as set forth in the retained earnings policy. See Item 1 – “Business – Capital, Capital Rules and Dividends” for more information regarding our retained earnings policy, and also see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital” for a discussion of restrictions on dividend payments in the form of capital stock.

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
▪Selected Financial Data - tabular highlights of our financial position, results of operations, selected financial ratios and other financial data;
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

Additionally, refer to Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K for our MD&A for the fiscal year 2020 compared to fiscal year 2019.

Selected Financial Data
Table 3 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 3

	12/31/2021	12/31/2020	12/31/2019	12/31/2018	12/31/2017
Statement of Condition (as of period end):
Total assets	$48,021,238	$52,591,712	$63,276,654	$47,715,256	$48,076,605
Investments[1]	16,058,574	17,251,975	20,086,473	10,305,382	13,998,599
Advances	23,484,288	21,226,823	30,241,315	28,730,113	26,295,849
Mortgage loans, net	8,135,046	9,205,207	10,633,009	8,410,462	7,286,397
Total liabilities	45,306,972	49,923,945	60,485,603	45,261,004	45,570,502
Deposits	946,207	1,229,361	790,640	473,820	461,769
Consolidated obligations, net[2]	44,199,598	48,530,494	59,461,225	44,574,726	44,935,119
Total capital	2,714,266	2,667,767	2,791,051	2,454,252	2,506,103
Capital stock	1,499,301	1,574,004	1,766,456	1,524,537	1,640,039
Retained earnings	1,142,650	1,051,455	999,809	914,022	840,406
Statement of Income (for the year ended):
Net interest income	296,648	251,012	256,064	271,197	270,008
Other income (loss)	(41,434)	(40,148)	22,973	(12,847)	15,987
Other expenses	77,529	80,407	72,816	69,108	67,036
Income before assessments	178,435	131,173	205,834	189,215	219,145
AHP	17,845	13,123	20,597	18,944	21,934
Net income	160,590	118,050	185,237	170,271	197,211
Selected Financial Ratios and Other Financial Data (for the year ended):
Dividends paid	69,395	70,824	99,450	96,655	92,001
Weighted average dividend rate[3]	4.49%	4.38%	6.46%	6.13%	5.77%
Dividend payout ratio[4]	43.21%	59.99%	53.69%	56.77%	46.65%
Return on average equity	5.88%	4.50%	7.32%	6.82%	8.18%
Return on average assets	0.33%	0.21%	0.33%	0.31%	0.37%
Average equity to average assets	5.54%	4.59%	4.45%	4.62%	4.55%
Net interest margin[5]	0.61%	0.44%	0.45%	0.50%	0.51%
Total capital ratio[6]	5.65%	5.07%	4.41%	5.14%	5.21%
Regulatory capital ratio[7]	5.50%	5.00%	4.38%	5.12%	5.17%

1    Includes trading securities, available-for-sale securities, held-to-maturity securities, interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold.
2    Consolidated obligations are bonds and discount notes that we are primarily liable to repay. See Note 16 to the financial statements for a description of the total consolidated obligations of all FHLBanks for which we are jointly and severally liable.
3    Dividends paid in cash and stock on both classes of stock as a percentage of average capital stock eligible for dividends.
4    Ratio disclosed represents dividends declared and paid during the year as a percentage of net income for the period presented. FHFA regulation requires dividends be paid out of known income prior to declaration date.
5    Net interest income as a percentage of average earning assets.
6    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and accumulated other comprehensive income (AOCI) as a percentage of total assets.
7    Regulatory capital (i.e., permanent capital and Class A Common Stock) as a percentage of total assets.

Executive Level Overview
We are a regional wholesale bank that makes advances (loans) to, purchases mortgage loans from, and provides limited other financial services primarily to our members. Our mission is to be a reliable source of liquidity and low-cost funding for our members in support of residential mortgage lending and related housing and economic development needs of the communities served by our members. As an independent, member-owned cooperative, we seek to maintain a balance between our public purpose and our ability to provide adequate returns on the capital supplied by our members. Our members include commercial banks, savings institutions, credit unions, insurance companies, and CDFIs.

We continue to conduct business without operational difficulties or disruptions despite the ongoing COVID-19 pandemic. The majority of our employees returned to the office in October 2021.

The Federal Reserve’s rapid reduction in the Federal funds target rate and purchase of U.S. Treasury bonds in response to the COVID-19 pandemic-related market volatility resulted in sudden declines across the interest rate curve in March 2020 that generally persisted throughout 2021. Interest rates for tenors greater than two years closed higher at the end of 2021 than at the end of 2020, but the historically low rate levels supported an improvement in market conditions during 2021 despite uncertainty caused by the COVID-19 Delta and Omicron variants. Lower advance demand has continued due to abundant liquidity held by members resulting from economic stimulus packages passed by Congress along with the Federal Reserve Bank’s easing of monetary policy, security purchase programs, and newly created lending facilities. Deposit growth continues to outpace loan demand at depository members, which also impacts advance demand. The surge of mortgage loan prepayments that occurred during 2020 and through the first quarter of 2021 has reduced net interest income in the form of accelerated amortization of premiums on mortgage-related assets and reinvestment at lower market rates, but recent increases in mortgage interest rates have slowed prepayments and related premium amortization. The decline in short-term interest rates also impacted net interest income in the form of increased net interest settlement expense on interest rate swaps for 2021 compared to the prior year period. The decrease in market interest rates and the tightening of consolidated obligation bond spreads to benchmark rates has allowed us to replace maturing and called debt at a lower cost, which has reduced overall funding costs for current and future periods and more than offset the negative impacts to interest income. In addition, management has actively managed our funding composition in response to market conditions, as the stability of the interest rate environment has enabled us to reduce our allocation of discount note funding in favor of floating rate term debt, which more closely matches asset composition and reprices to market interest rates more quickly than discount notes.

2021 Financial Highlights:
•Net income: Net income for the year ended December 31, 2021 was $160.6 million compared to $118.1 million for the year ended December 31, 2020. The $42.5 million increase for the year was primarily attributed to an increase in net interest income.
•Net interest income/margin: For the year ended December 31, 2021, net interest income was $296.6 million compared to $251.0 million for the same period in the prior year. Net interest margin increased 17 basis points, from 0.44 percent for the year ended December 31, 2020 to 0.61 percent for the year ended December 31, 2021. This improvement was attributed primarily to the decrease in the cost of debt. Slowing prepayment speeds and the corresponding decline in premium amortization on mortgage loans also provided a positive contribution to net interest margin for the year ended December 31, 2021 compared to the prior year period.
•Total assets: Total assets decreased from $52.6 billion as of December 31, 2020 to $48.0 billion as of December 31, 2021, driven largely by the decrease in the short-term liquidity portfolio between those periods.
•Advances: Advances increased from $21.2 billion at December 31, 2020 to $23.5 billion at December 31, 2021. The average balance of advances declined $1.7 billion, or 6.8 percent, for the year ended December 31, 2021 when compared to the prior year period.
•Mortgage loans: Mortgage loans decreased by $1.1 billion from December 31, 2020 to December 31, 2021, representing 16.9 percent of total assets as of December 31, 2021, compared to 17.5 percent as of December 31, 2020. The average balance of mortgage loans decreased $2.1 billion, or 19.6 percent, for the year ended December 31, 2021 when compared to the prior year period as prepayments outpaced acquisitions during 2021.
•Performance ratios: Return on average equity (ROE) increased to 5.88 percent for the year ended December 31, 2021 compared to 4.50 percent for the prior year period due primarily to the increase in net income for the year.
•Dividends: The Class A Common Stock weighted average dividend rate of 0.25 percent per annum and the Class B Common Stock weighted average dividend rate of 5.63 percent per annum combined for a weighted average dividend rate for the year ended December 31, 2021 of 4.49 percent per annum, compared to a weighted average dividend rate of 4.38 percent for the same period in 2020. The Class B Common Stock dividend rate for the fourth quarter of 2021 consisted of a base dividend rate of 5.75 percent and a special dividend rate of 1.00 percent in recognition of the improvement in 2021 financial performance, especially in the fourth quarter.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 4 presents selected market interest rates as of the dates or for the periods shown.

Table 4

Market Instrument	Average Rate	Average Rate	12/31/2021	12/31/2020
	2021	2020	Ending Rate	Ending Rate
Secured Overnight Financing Rate[1]	0.04%	0.36%	0.05%	0.07%
Federal funds effective rate[1]	0.08	0.36	0.07	0.09
Federal Reserve interest rate on excess reserves[1]	0.13	0.38	0.15	0.10
3-month U.S. Treasury bill[1]	0.04	0.35	0.04	0.07
3-month LIBOR[1]	0.16	0.65	0.21	0.24
2-year U.S. Treasury note[1]	0.26	0.39	0.73	0.12
5-year U.S. Treasury note[1]	0.86	0.54	1.26	0.36
10-year U.S. Treasury note[1]	1.44	0.89	1.51	0.92
30-year residential mortgage note rate[1,2]	3.14	3.30	3.33	2.90

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During 2021, market conditions continued to improve, supported by accommodative fiscal and monetary policies, although this recovery was hindered by emergence of the COVID-19 Delta and Omicron variants, supply chain disruptions, accelerating inflation, geopolitical conflict, and labor market dislocation. Interest rates remained at low levels but were higher for maturities of two years and longer relative to the prevailing yields at the end of 2020. Inflation measures continued to trend upward toward the end of 2021 as supply chain disruptions and other economic factors caused increases in prices of commodities and consumer goods and wages, which will likely prompt the Federal Reserve to raise interest rates earlier and more often than previously signaled. The unemployment rate has improved from 2020 highs but remains near pre-pandemic levels despite rising demand for labor. Mortgage rates began an upward trend relative to the historical lows at earlier points in 2021, which has slowed prepayments and reduced refinance incentive. Despite this increase, mortgage rates remain historically low, which has contributed to elevated home prices. Financial institutions continued to experience high levels of liquidity and lower relative loan demand through the end of 2021 resulting from continued fiscal and monetary policy support and competition among lenders.

Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations remained relatively narrow during 2021, resulting in lower costs to issue consolidated obligations driven by robust market demand for the instruments and lower issuance needs by the FHLBanks due to lower advance demand. At the January 2022 meeting, the FOMC maintained the Federal funds rate at a range between 0 percent and 0.25 percent and the interest rate on reserve balances at 0.15 percent, but signaled the likelihood of raising rates in 2022, possibly multiple times. The FOMC will continue quantitative easing, repo, and overnight lending programs and purchases of U.S. Treasuries and Agency MBS, but announced the planned pace of the reduction of monthly net asset purchases. Monetary and fiscal actions in response to the economic impact of the COVID-19 pandemic and uncertain economic outlooks for the next several years have kept Treasury and other benchmark rates to near historic lows. The improvement in the economic outlook in early 2022 combined with anticipation of FOMC removal of monetary accommodation could result in additional interest rate increases. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. Beginning in February 2022, markets began experiencing increased volatility due to the conflict between Ukraine and Russia, and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the conflict, and resulting economic and market uncertainties.

The COVID-19 pandemic has caused significant economic and financial turmoil both in the U.S. and around the world. The global economy appears to be emerging from the economic downturn, but recovery is threatened by a resurgence of infectious cases and the emergence of more contagious variants of the virus. The pace of global economic recovery is dependent upon the course of the virus and measures taken to control its spread, vaccination rates, the impact and extent of policy support, and other structural economic factors. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Although we believe it is a declining risk, volatility in the capital markets caused by the COVID-19 pandemic can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for 2022 is uncertain, and it is likely that the FOMC will raise interest rates and reduce asset purchases or use other programs if economic conditions warrant, each of which could impact the efficiency of our asset and liability management activities. Supply chain disruptions and labor market constraints are expected to keep inflation elevated into 2022, which could impact economic growth. Higher levels of inflation and higher inflation expectations could result in higher interest rates, especially short- and intermediate-term interest rates. For further discussion, see this Item 7 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. As noted throughout this annual report, many of our assets and liabilities and related collateral, including derivative assets and derivative liabilities, are indexed to one-month or three-month tenors of LIBOR, some of which have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

For derivative instruments and hedged items that meet the requirements as described above and are designated as fair value hedges, we do not anticipate any significant impact on our financial condition or operating performance. For derivative instruments not qualifying for hedge accounting or with no identified hedged item (economic derivatives or economic hedges), changes in the market value of the derivative are reflected in income without any offset. This portfolio of economic derivatives consisted primarily of: (1) interest rate swaps hedging fixed rate MBS and non-MBS trading investments; and (2) interest rate caps hedging adjustable rate MBS with embedded caps. While the fair value of derivative instruments with no offsetting qualifying hedged item will fluctuate with changes in interest rates and the impact on our earnings can be material, the change in fair value of trading securities associated with economic hedges is expected to partially offset that impact. See Tables 47 and 48 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk,” which present the notional amount and fair value amount for derivative instruments by hedged item, hedging instrument, hedging objective, and accounting designation. See Tables 10 through 12 under this Item 7, which show the relationship of gains/losses on economic hedges and gains/losses on the trading securities being hedged by economic derivatives. Our projections of changes in fair value of the derivatives have been consistent with actual results.

See Note 1 and Note 7 of the Notes to Financial Statements under Item 8 – “Financial Statements and Supplementary Data” for additional discussion of accounting for derivatives and types of hedging transactions.

Fair Value: As of December 31, 2021 and 2020, certain assets and liabilities, including investments classified as trading or available-for-sale, and all derivatives, were presented in the Statements of Condition at fair value. Under GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values play an important role in the valuation of certain assets, liabilities and derivative transactions. The fair values we generate directly impact the Statements of Condition, Statements of Income, Statements of Comprehensive Income, Statements of Capital, and Statements of Cash Flows as well as risk-based capital, duration of equity (DOE), and market value of equity (MVE) disclosures. Management also estimates the fair value of collateral that borrowers pledge against advance borrowings and other credit obligations to confirm that we have sufficient collateral to meet regulatory requirements and to protect ourselves from a credit loss.

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

As of December 31, 2021, we had no fair values that were classified as Level 3 valuations for financial instruments that are measured on a recurring basis at fair value. However, we have impaired mortgage loans and real estate owned (REO), which were written down to their fair values and considered Level 3 valuations as of year-end. Based on the validation of our inputs and assumptions with other market participant data, we have concluded that the pricing for impaired mortgage loans and REO should be considered a Level 3 valuation.

Results of Operations
Earnings Analysis: Table 5 presents changes in the major components of our net income (dollar amounts in thousands):

Table 5

	Increase (Decrease) in Earnings Components
	2021 vs. 2020
	Dollar Change	Percentage Change
Total interest income	$(277,345)	(37.4)%
Total interest expense	(322,981)	(65.9)
Net interest income	45,636	18.2
Provision (reversal) for credit losses on mortgage loans	(34)	(4.7)
Net interest income after mortgage loan loss provision	45,670	18.1
Net gains (losses) on trading securities	(162,231)	(207.6)
Net gains (losses) on derivatives	159,847	123.5
Other non-interest income	1,098	9.8
Total other income (loss)	(1,286)	(3.2)
Operating expenses	2,110	3.6
Other non-interest expenses	(4,988)	(22.8)
Total other expenses	(2,878)	(3.6)
AHP assessments	4,722	36.0
NET INCOME	$42,540	36.0%

Net income increased $42.5 million, or 36.0 percent, to $160.6 million for the year ended December 31, 2021 compared to $118.1 million for the year ended December 31, 2020 primarily attributed to an increase of $45.6 million in net interest income, as discussed in greater detail below.

Net Interest Income: Net interest income increased $45.6 million, or 18.2 percent, to $296.6 million for the year ended December 31, 2021 compared to $251.0 million for the year ended December 31, 2020. Market interest rates and trends affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. Net interest margin increased 17 basis points during 2021 compared to 2020, to 0.61 percent for the year ended December 31, 2021 from 0.44 percent for the prior year. The increase in net interest income and net interest margin for the current year was the result of a significant decrease in the cost of debt between periods, driven by the repricing of liabilities funding short-term investments and fixed-rate mortgage assets (see Table 8). The decrease in market interest rates and the tightening of consolidated obligation bond spreads to benchmark rates allowed us to replace called debt at a lower cost from early 2020 through the first quarter of 2021, which has reduced overall funding costs for current and future periods. Debt maturing between periods was replaced at lower interest rates. Further, the pace of called bonds has slowed, thereby reducing accelerated concession amortization on called debt in the current periods compared to the prior year periods. Replacing callable debt results in accelerated amortization of concessions (broker fees) in the month of the call, but the refinanced debt will continue to provide additional benefit in the form of lower rates for future periods.

Interest income for both periods was reduced by declines in the average balance and average rate across most asset categories. Slowing prepayments and the associated reduction in premium amortization contributed to the increase in yield on mortgage loans, which partially offset the impact of the $2.1 billion decline in the average balance for the current year. The average balance of advances declined $1.7 billion, but the majority of the decline in the average balance of advances was in the line of credit product. The average balance of other short-term advances increased between years. During 2021, advance prepayments and modifications were elevated, which impacts the yield and spread on the portfolio by changing the timing of the cash flows, but the prepayment fees offset the reduction in yield and make us financially indifferent to the prepayment or modification. The pace of prepayments and modifications is expected to slow in 2022. Modifications reduce the interest rate on the advance but the advance is retained and the member pays a prepayment fee for the modification.

Mortgage prepayments slowed during 2021 and are expected to stabilize in 2022. At current rate levels, should mortgage and MBS prepayments slow, the lower premium amortization would result in a wider spread. However, this is highly dependent on the level of interest rates. We anticipate additional prepayments of commercial MBS during 2022, assuming real estate prices remain at current levels. We typically receive a yield maintenance fee when a commercial MBS prepays, but spread compression is still a risk if prepaid principal is not reinvested at favorable rates and/or spreads. For further discussion of investments, advances and mortgage loans, see this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For 2021, interest income was reduced by net interest settlement expense on fair value hedges of advances and available-for-sale securities caused by the decline in short-term interest rates. Tables 6 and 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 6

	2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,053	$3,418	$—	$(31)	$1,053	$6,493
Net amortization/accretion of hedging activities	(2,730)	—	(1,037)	—	—	(3,767)
Net interest received (paid)	(65,822)	(101,261)	—	11	31,688	(135,384)
TOTAL	$(66,499)	$(97,843)	$(1,037)	$(20)	$32,741	$(132,658)

Table 7

	2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(1,687)	$(2,862)	$—	$(175)	$(313)	$(5,037)
Net amortization/accretion of hedging activities	(1,566)	—	(3,236)	—	—	(4,802)
Net interest received (paid)	(47,328)	(104,230)	—	18,402	36,206	(96,950)
TOTAL	$(50,581)	$(107,092)	$(3,236)	$18,227	$35,893	$(106,789)

Table 8 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	2021			2020			2019
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$955,851	$943	0.10%	$1,405,969	$6,092	0.43%	$888,890	$19,801	2.23%
Securities purchased under agreements to resell	2,058,381	1,672	0.08	3,885,281	17,812	0.46	4,521,312	104,397	2.31
Federal funds sold	2,724,279	2,146	0.08	2,452,063	5,050	0.21	1,476,595	32,834	2.22
Investment securities[1,2]	11,490,425	116,673	1.02	13,580,306	162,149	1.19	12,121,452	309,499	2.55
Advances[1,2]	23,178,487	129,586	0.56	24,877,906	268,051	1.08	28,322,033	716,199	2.53
Mortgage loans[3,4]	8,481,472	211,770	2.50	10,549,506	280,708	2.66	9,326,732	304,582	3.27
Other interest-earning assets	39,120	938	2.40	44,875	1,211	2.70	47,752	1,440	3.02
Total earning assets	48,928,015	463,728	0.94	56,795,906	741,073	1.30	56,704,766	1,488,752	2.62
Other non-interest-earning assets	324,482			303,440			241,586
Total assets	$49,252,497			$57,099,346			$56,946,352

Interest-bearing liabilities:
Deposits	$1,032,746	400	0.04	$819,270	1,802	0.22	$544,001	9,820	1.81
Consolidated obligations[1]:
Discount Notes	10,760,061	5,481	0.05	17,325,512	123,124	0.71	23,972,736	532,155	2.22
Bonds	34,128,310	160,173	0.47	35,560,196	363,896	1.02	29,441,519	689,275	2.34
Other borrowings	46,896	1,026	2.19	50,726	1,239	2.44	51,854	1,438	2.78
Total interest-bearing liabilities	45,968,013	167,080	0.36	53,755,704	490,061	0.91	54,010,110	1,232,688	2.28
Capital and other non-interest-bearing funds	3,284,484			3,343,642			2,936,242
Total funding	$49,252,497			$57,099,346			$56,946,352

Net interest income and net interest spread[5]		$296,648	0.58%		$251,012	0.39%		$256,064	0.34%

Net interest margin[6]			0.61%			0.44%			0.45%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $6.4 million, $7.7 million and $6.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

Changes in the volume of interest-earning assets and the level of interest rates influence changes in net interest income, net interest spread and net interest margin. Table 9 summarizes changes in interest income and interest expense (in thousands):

Table 9

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$(1,509)	$(3,640)	$(5,149)	$7,628	$(21,337)	$(13,709)
Securities purchased under agreements to resell	(5,869)	(10,271)	(16,140)	(12,928)	(73,657)	(86,585)
Federal funds sold	508	(3,412)	(2,904)	13,398	(41,182)	(27,784)
Investment securities	(23,060)	(22,416)	(45,476)	33,592	(180,942)	(147,350)
Advances	(17,215)	(121,250)	(138,465)	(78,355)	(369,793)	(448,148)
Mortgage loans	(52,447)	(16,491)	(68,938)	36,867	(60,741)	(23,874)
Other assets	(146)	(127)	(273)	(83)	(146)	(229)
Total earning assets	(99,738)	(177,607)	(277,345)	119	(747,798)	(747,679)
Interest Expense[3]:
Deposits	377	(1,779)	(1,402)	3,374	(11,392)	(8,018)
Consolidated obligations:
Discount notes	(34,102)	(83,541)	(117,643)	(118,496)	(290,535)	(409,031)
Bonds	(14,104)	(189,619)	(203,723)	121,505	(446,884)	(325,379)
Other borrowings	(89)	(124)	(213)	(30)	(169)	(199)
Total interest-bearing liabilities	(47,918)	(275,063)	(322,981)	6,353	(748,980)	(742,627)
Change in net interest income	$(51,820)	$97,456	$45,636	$(6,234)	$1,182	$(5,052)

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

Net Gains (Losses) on Derivatives: Tables 10 and 11 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):
Table 10

	2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,351	$81,369	$—	$83,720
Mortgage delivery commitments	—	—	(2,920)	(2,920)
Economic hedges – net interest received (paid)	(830)	(49,568)	—	(50,398)
Net gains (losses) on derivatives	1,521	31,801	(2,920)	30,402
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(84,140)	—	(84,140)
TOTAL	$1,521	$(52,339)	$(2,920)	$(53,738)

Table 11

	2020
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(2,997)	$(75,965)	$—	$—	$352	$(78,610)
Mortgage delivery commitments	—	—	(4,205)	—	—	(4,205)
Economic hedges – net interest received (paid)	(223)	(46,389)	—	(148)	130	(46,630)
Net gains (losses) on derivatives	(3,220)	(122,354)	(4,205)	(148)	482	(129,445)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	77,652	—	—	—	77,652
TOTAL	$(3,220)	$(44,702)	$(4,205)	$(148)	$482	$(51,793)

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

As reflected in Tables 10 and 11, the majority of the net unrealized gains and losses on derivatives are related to changes in the fair values of economic derivatives. Net interest payments or receipts on these economic derivatives flow through net gains (losses) on derivatives instead of net interest income, which does not reflect the full economic impact of the swaps on yields, especially for trading investments that are swapped to variable rates. We generally record net unrealized gains on derivatives when the overall level of interest rates rises over the period and record net unrealized losses when the overall level of interest rates falls over the period. Net unrealized gains or losses on derivatives will continue to be a function of the general level of swap rates but are also impacted by swap spreads in relationship to the relevant index rate.

For the years ended December 31, 2021 and 2020, net gains and losses on derivatives and hedging activities resulted in other income of $30.4 million and $(129.4) million, respectively. The $159.8 million increase for 2021 was a result of fair value recovery of unrealized losses that resulted from the market disruption that occurred in 2020 caused by the COVID-19 pandemic. This improvement was partially offset by the decrease in swap index rates from early 2020 to 2021, which increased interest expense on the net interest settlements on economic hedges and therefore decreased income by $50.4 million and $46.6 million for the years ended December 31, 2021 and 2020, respectively. The fair value gains (excluding related net interest settlements) on the economic interest rate swaps hedging the multifamily GSE MBS, U.S. Treasury obligations, and GSE debentures were more than offset by the fair value losses attributable to the associated securities for the year ended December 31, 2021, which are recorded in net gains (losses) on trading securities (see Table 12). Consistent with the offsetting nature of these economic hedges, the opposite relationship occurred for the year ended December 31, 2020, where losses on the derivatives were partially offset by gains on the trading securities. Unrealized gains and losses on trading securities are generally driven by movements in intermediate interest rates between periods and are discussed in greater detail below.

Table 12 presents the relationship between the swapped trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment, by investment type (in thousands):

Table 12

	2021			2020
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$27,322	$(31,046)	$(3,724)	$(19,052)	$18,001	$(1,051)
GSE debentures	15,744	(15,957)	(213)	(16,505)	15,849	(656)
GSE MBS	38,085	(37,137)	948	(40,663)	43,802	3,139
TOTAL	$81,151	$(84,140)	$(2,989)	$(76,220)	$77,652	$1,432

For additional detail regarding gains and losses on trading securities, see Table 13 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 47 and 48 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and most of these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or SOFR. We are no longer entering into interest rate swaps that reference LIBOR. For information on LIBOR transition, efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Table 12. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 13 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 13

	2021	2020
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$28	$304
Short-term securities	23	186
Total trading securities not hedged	51	490
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(31,046)	18,001
GSE debentures	(15,957)	15,849
GSE MBS	(37,137)	43,802
Total trading securities hedged on an economic basis with derivatives	(84,140)	77,652
TOTAL	$(84,089)	$78,142

The unrealized losses on the securities in the trading portfolio for 2021 reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of 2020. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, were $77.5 million and $80.4 million for the years ended December 31, 2021 and 2020, respectively. The $2.9 million decline between years was primarily due to the $4.5 million subsidy recorded in the prior year period for the below-market interest rates on COVID-19 Relief Advances, partially offset by an increase in compensation and benefits of $1.2 million. The increase in compensation was a result of higher goal achievement as it relates to incentive compensation. We expect modest increases in compensation and benefits expense for 2022 in anticipation of hiring for new and open positions. We also expect an increase in operating expense for 2022 due to planned multi-year software implementations.

Non-GAAP Measures: We fulfill our mission by: (1) providing liquidity to our members through the offering of advances to finance housing, economic development and community lending; (2) supporting residential mortgage lending through the MPF Program and purchases of MBS; and (3) providing regional affordable housing programs that create housing opportunities for very low-, low- and moderate-income families. In order to effectively accomplish our mission, we must obtain adequate funding at acceptable interest rate levels. We use derivatives as tools to reduce our funding costs and manage interest rate risk and prepayment risk. We also acquire and classify certain investments as trading securities for liquidity and asset-liability management purposes. Although we use these transactions to manage interest rate risk and prepayment risk, we do not manage the fair value fluctuations of our derivatives or trading securities. We are principally a “hold-to-maturity” investor, and we transact derivatives only for hedging purposes. Some derivative hedging relationships do not qualify for hedge accounting under GAAP (referred to as economic hedges) and therefore can add significant volatility to our GAAP net income.

We believe that certain non-GAAP financial measures are helpful for understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which are impacted by fair value fluctuations, gains/losses on instrument sales, or transactions that are not routine or are considered unpredictable. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income, (2) adjusted net interest income, (3) adjusted net interest margin, (4) adjusted ROE, and (5) adjusted ROE spread. We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (excluding net interest settlements); and (3) unpredictable/non-routine items, such as prepayment/yield maintenance fees, gains/losses on securities, gains/losses on retirement of debt, and gains/losses on mortgage loans held for sale. The result is referred to as “adjusted income,” which is a non-GAAP measure of income. Adjusted income is used to compute an adjusted ROE that is then compared to the average overnight Federal funds effective rate, with the difference referred to as “adjusted ROE spread.” Components of adjusted income and adjusted ROE spread are used: (1) to measure performance under our incentive compensation plans; (2) as a measure in determining the level of quarterly dividends; and (3) in strategic planning. We believe that adjusted income, adjusted ROE, and adjusted ROE spread are useful metrics for measurement and comparison because we generally hold securities to maturity and do not trade derivatives or trading securities speculatively. In contrast, the same metrics as calculated under GAAP can vary significantly from period to period because of the volatility caused by the aforementioned excluded items. Management believes such volatility hinders a consistent and comparable measurement analysis.

Derivative and hedge accounting under GAAP affects the timing of income or expense from derivatives. For example, interest rate caps are purchased with an upfront fixed cost to provide protection against the risk of rising interest rates. Under GAAP, these instruments are then marked to fair value each month, which can result in recognition of significant fair value gains and losses from year to year, producing volatility in our GAAP net income. However, if held to maturity, the sum of such gains and losses over the term of a derivative will equal its original purchase price. In addition to impacting the timing of income and expense, derivative accounting under GAAP impacts the presentation of fair value fluctuations (unrealized gains and losses) and net interest settlements on derivatives and hedging activities. Under GAAP, unrealized gains and losses and net interest settlements on economic hedges are recorded in net gains (losses) on derivatives while unrealized gains and losses and net interest settlements on qualifying fair value hedges are recorded in net interest income. Net interest settlements represent actual cash inflows or outflows and do not create fair value volatility. Therefore, for adjusted net interest income presentation purposes, unrealized gains and losses on designated hedges are removed from net interest income and net interest settlements on economic hedges are added to net interest income, the result of which is used to calculate adjusted net interest margin. Management uses adjusted net interest income and adjusted net interest margin to evaluate performance.

Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below. Although we calculate our non-GAAP financial measures consistently from period to period using appropriate GAAP components, non-GAAP financial measures are not required to be uniformly applied and are not audited. Another material limitation associated with the use of non-GAAP financial measures is that they have no standardized measurement prescribed by GAAP and may not be comparable to similar non-GAAP financial measures used by other companies. While we believe the non-GAAP measures contained in this report are useful to our stakeholders in the evaluation of our performance, such non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of financial information prepared in accordance with GAAP.

Table 14 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 14

	2021	2020
Net income, as reported under GAAP	$160,590	$118,050
AHP assessments	17,845	13,123
Income before AHP assessments	178,435	131,173
Derivative (gains) losses[1]	(87,185)	88,930
Trading (gains) losses	84,089	(78,142)
Prepayment/yield maintenance fees[2]	(14,423)	(6,278)
Net (gains) losses on sale of available-for-sale securities	—	(1,523)
Total excluded items	(17,519)	2,987
Adjusted income (a non-GAAP measure)	$160,916	$134,160

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges.
2    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 15 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (in thousands):

Table 15

	2021	2020
Net interest income, as reported under GAAP	$296,648	$251,012
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(6,410)	5,876
Net interest settlements on derivatives not qualifying for hedge accounting	(50,398)	(46,630)
Prepayment/yield maintenance fees[1]	(14,423)	(6,278)
Adjusted net interest income (a non-GAAP measure)	$225,417	$203,980

Net interest margin, as calculated under GAAP	0.61%	0.44%
Adjusted net interest margin (a non-GAAP measure)	0.46%	0.36%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 16 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 16

	2021	2020
Average GAAP total capital	$2,729,844	$2,622,776
ROE, based upon GAAP net income	5.88%	4.50%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	5.89%	5.12%
Average overnight Federal funds effective rate	0.08%	0.36%
GAAP ROE as a spread to average overnight Federal funds effective rate	5.80%	4.14%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.81%	4.76%

Financial Condition
Overall: Table 17 presents the percentage concentration of the major components of our Statements of Condition:

Table 17

	Component Concentration
	12/31/2021	12/31/2020
Assets:
Cash and due from banks	0.1%	8.7%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.6	9.8
Investment securities	21.9	23.0
Advances	48.9	40.4
Mortgage loans, net	16.9	17.5
Other assets	0.6	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	2.0%	2.3%
Consolidated obligation discount notes, net	13.7	20.7
Consolidated obligation bonds, net	78.4	71.6
Other liabilities	0.3	0.3
Total liabilities	94.4	94.9

Capital:
Capital stock outstanding	3.1	3.0
Retained earnings	2.4	2.0
Accumulated other comprehensive income (loss)	0.1	0.1
Total capital	5.6	5.1
Total liabilities and capital	100.0%	100.0%

Table 18 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 18

	Increase (Decrease) in Components
	12/31/2021 vs. 12/31/2020
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(4,544,574)	(99.4)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	412,952	8.0
Investment securities	(1,606,353)	(13.3)
Advances	2,257,465	10.6
Mortgage loans, net	(1,070,161)	(11.6)
Other assets	(19,803)	(5.9)
Total assets	$(4,570,474)	(8.7)%

Liabilities:
Deposits	$(283,154)	(23.0)%
Consolidated obligation discount notes, net	(4,313,428)	(39.6)
Consolidated obligation bonds, net	(17,468)	—
Other liabilities	(2,923)	(1.8)
Total liabilities	(4,616,973)	(9.2)

Capital:
Capital stock outstanding	(74,703)	(4.7)
Retained earnings	91,195	8.7
Accumulated other comprehensive income (loss)	30,007	70.9
Total capital	46,499	1.7
Total liabilities and capital	$(4,570,474)	(8.7)%

Total assets declined between periods, from $52.6 billion at December 31, 2020 to $48.0 billion at December 31, 2021, driven by the decrease in the short-term liquidity portfolio between those periods, which was elevated at December 31, 2020 in anticipation of potential year-end financial disruptions that were not anticipated at the end of 2021. Advances increased $2.3 billion from December 31, 2020 to December 31, 2021, increasing from $21.2 billion to $23.5 billion, representing 48.9 percent of total assets as of December 31, 2021 compared to 40.4 percent as of December 31, 2020. Mortgage loans decreased by $1.1 billion from December 31, 2020 to December 31, 2021, representing 16.9 percent of total assets as of December 31, 2021, compared to 17.5 percent as of December 31, 2020. Total liabilities decreased $4.6 billion from December 31, 2020 to December 31, 2021, which corresponded to the decline in assets. Total capital increased $46.5 million, or 1.7 percent, from December 31, 2020 to December 31, 2021 due to an increase in net income in excess of dividends paid and unrealized gains on available-for-sale securities, partially offset by a decrease in excess capital stock.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at December 31, 2021 and 2020. Advance par value increased by 11.7 percent from December 31, 2020 to December 31, 2021 (see Table 19). Although advance balances have remained steady during 2021, the relatively low balances reflect the continued decrease in member demand for advances, as deposit inflows have outpaced loan demand at depository members since the second quarter of 2020 due to COVID-19 pandemic-related economic stimulus. Additionally, the Federal Reserve Bank’s PPPLF was a direct competitor for FHLBank advances, which some members began utilizing instead of advances because of its neutral effect on regulatory capital. Though the majority of the decrease in advances experienced since March 2020 is attributable to our largest borrowers, the decline in advance demand was widespread among our membership. Towards the end of 2021, some larger members resumed the use of advances to fund balance sheet growth or meet other liquidity needs.

As of December 31, 2021 and 2020, 54.4 percent and 56.3 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur in 2022 based on several factors related to the ongoing COVID-19 pandemic, including large members with relatively strong deposit growth and access to other funding sources, which could cause an additional decline in advance balances. Advances may also decline if additional economic stimulus increases market liquidity as it flows to members in the form of deposits, or if advance rates rise faster than other funding sources or the asset yields where members are deploying advance funding.

The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis as members continue to benefit from the relatively low interest rate environment. Advance composition began to shift from adjustable rate to fixed rate in March 2020, as interest rates began declining. Members called adjustable rate callable advances in favor of regular and short-term fixed rate advances or paid a prepayment fee to modify an advance to a lower rate and extend fixed rate advance terms. Modification volume slowed during the last half of 2021, but the current interest rate environment provides opportunities for members to modify the rate and/or term of existing advances so there may be additional requests for advance modifications.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 89.6 percent and 89.3 percent of our total advance portfolio as of December 31, 2021 and 2020, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $1.7 billion of SOFR-indexed advances outstanding as of December 31, 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

Table 19 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 19

	12/31/2021		12/31/2020
	Dollar	Percent	Dollar	Percent
Line of Credit:
Legacy line of credit[1]	$—	—%	$979,591	4.6%
Overnight line of credit[2]	1,630,399	7.0%	—	—
Total line of credit advances	1,630,399	7.0	979,591	4.6
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	1,732,250	7.4	1,132,700	5.4
Adjustable rate callable advances	1,354,300	5.8	2,322,600	11.1
Standard housing and community development advances:
Adjustable rate callable advances	29,712	0.1	35,712	0.2
Total adjustable rate term advances	3,116,262	13.3	3,491,012	16.7
Fixed rate:
Standard advance products:
Short-term fixed rate advances[3]	10,006,622	42.7	8,672,584	41.4
Regular fixed rate advances	6,161,167	26.3	5,055,179	24.1
Fixed rate callable advances	65,846	0.3	20,146	0.1
Standard housing and community development advances:
Regular fixed rate advances	395,366	1.7	461,178	2.2
Fixed rate callable advances	831	—	831	—
Total fixed rate term advances	16,629,832	71.0	14,209,918	67.8
Convertible:
Standard advance products:
Fixed rate convertible advances	1,385,150	5.9	1,656,550	7.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	364,912	1.5	323,928	1.5
Fixed rate callable amortizing advances	21,009	0.1	10,702	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	275,381	1.2	292,448	1.4
Fixed rate callable amortizing advances	9,883	—	8,292	—
Total amortizing advances	671,185	2.8	635,370	3.0
TOTAL PAR VALUE	$23,432,828	100.0%	$20,972,441	100.0%

1    Represents adjustable rate revolving line of credit advances that may be repaid at any time, with a term of one year. We discontinued offering this product in the first quarter of 2022.
2    Represents fixed rate line of credit advances with daily maturities. We began offering this product in 2021 with the intention of replacing the legacy line of credit product.
3    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

Our potential credit risk from advances is concentrated in commercial banks, savings institutions, and insurance companies in our four-state district, but also includes potential credit risk exposure to credit unions, housing associates and a small number of non-members. Table 20 presents advances outstanding by borrower type (in thousands):

Table 20

	12/31/2021	12/31/2020
Member advances:
Commercial banks	$5,031,786	$6,358,653
Savings institutions	11,466,718	9,272,904
Insurance companies	5,291,976	3,800,672
Credit unions	1,472,814	1,351,697
CDFIs	17,612	10,624
Total member advances	23,280,906	20,794,550

Non-member advances:
Housing associates	146,922	152,891
Non-member borrowers[1]	5,000	25,000
Total non-member advances	151,922	177,891

TOTAL PAR VALUE	$23,432,828	$20,972,441

1    Includes former members that have merged into or were acquired by non-members.

Table 21 presents information on our five largest borrowers (dollar amounts in thousands). If the borrower was not one of our top five borrowers for one of the periods presented, the applicable columns are left blank. Based on no historical loss experience on advances since the inception of FHLBank, along with our rights to collateral with an estimated fair value in excess of the book value of these advances, we do not expect to incur any credit losses on these advances.

Table 21

	12/31/2021		12/31/2020
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$9,045,000	38.6%	$7,460,000	35.6%
United of Omaha Life Insurance Co.	1,597,502	6.8	1,420,604	6.8
Capitol Federal Savings Bank	1,590,000	6.8	1,740,000	8.3
Security Life of Denver Insurance Co.	1,445,000	6.2	1,010,000	4.8
Colorado Federal Savings	745,000	3.2
Gateway First Bank			547,468	2.6
TOTAL	$14,422,502	61.6%	$12,178,072	58.1%

Table 22 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 22

	2021		2020
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$20,670	11.1%	$49,220	15.8%
Capitol Federal Savings Bank	19,005	10.2	31,713	10.2
American Fidelity Assurance Co.	10,851	5.8	12,033	3.9
United of Omaha Life Insurance Co.	7,140	3.9	10,356	3.3
WEOKIE Federal Credit Union	5,943	3.2
BOKF, N.A.			34,049	11.0
TOTAL	$63,609	34.2%	$137,371	44.2%

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

Letters of Credit - We also issue letters of credit for members. Members must collateralize letters of credit in accordance with the same requirements as for advances. Letters of credit are generally issued or confirmed on behalf of a member to: (1) collateralize public unit deposits: (2) facilitate residential housing finance; (3) facilitate community lending; (4) manage assets/liabilities; or (5) provide liquidity or other funding. Outstanding letters of credit balances totaled $5.2 billion and $5.4 billion as of December 31, 2021 and 2020, respectively.

Housing Associates - We are permitted under the Bank Act to make advances to housing associates, which are non-members that are approved mortgagees under Title II of the National Housing Act. All outstanding advances to housing associates are to state housing finance authorities. Totals as of December 31, 2021 and 2020, which are noted in Table 20, represent less than one percent of total advance par values for each period presented.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, especially utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government single-family residential mortgage loans.

The low interest rate environment has increased mortgage loan prepayments, which has contributed to a decrease of 11.6 percent in the outstanding net balance of our mortgage loan portfolio, from $9.2 billion at December 31, 2020 to $8.1 billion at December 31, 2021. Net mortgage loans as a percentage of total assets decreased, from 17.5 percent as of December 31, 2020 to 16.9 percent as of December 31, 2021. Mortgage loans are one of the highest net spread assets on our balance sheet so shifts in balance sheet concentration related to mortgage loans can significantly impact our net interest margin. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the year ended December 31, 2021 was $2.1 billion.

We continue to monitor our AMA risk tolerance and are implementing strategies to manage the growth rate of the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our total assets and capital level, which allows the balance of mortgage loans to increase while maintaining our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's CE obligations on MPF mortgage loans. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

The MPF Xtra product is a structure where our PFIs sell mortgage loans to FHLBank Chicago and simultaneously to Fannie Mae. During 2021 and 2020, we had MPF Xtra loan volume of $0.8 billion and $1.6 billion, respectively. The decrease in MPF Xtra volume from 2020 to 2021 reflects: (1) the relative attractiveness of MPF Xtra pricing compared to competitive pricing from other secondary market investors as well as pricing of our on-balance sheet MPF product; and (2) the level of market interest rates (reduction in refinance volume when mortgage rates move higher). The MPF Government MBS product is a structure where our PFIs sell government loans to FHLBank Chicago that are aggregated and pooled into securities guaranteed by Ginnie Mae. We had volume of $280.8 million and $237.2 million in the MPF Government MBS product during 2021 and 2020, respectively.

Although we may determine to sell whole loans from time to time, we have not identified any specific loans to be sold as of December 31, 2021.

Table 23 presents the unpaid principal balance of mortgage loans according to the amortization schedule based on the contractual terms of the loan (in thousands). Scheduled repayments are reported in the maturity category in which the payment is due. Prepayments may shorten the amortization period and late payments may extend the principal amortization of the late payments to the maturity date.

Table 23

Redemption Term	12/31/2021
Due in one year or less	$312,016
Due after one year through five years	1,308,237
Due after five years through fifteen years	3,253,517
Thereafter	3,166,202
TOTAL UNPAID PRINCIPAL BALANCE	$8,039,972

Table 24 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the member was not one of our top five
PFIs for one of the periods presented, the applicable columns are left blank.

Table 24

	12/31/2021		12/31/2020
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$344,847	4.3%	$338,935	3.7%
Fidelity Bank	299,229	3.7	333,086	3.7
West Gate Bank	253,506	3.2	270,985	3.0
Community National Bank & Trust	232,272	2.9
NBKC Bank	206,585	2.6	481,224	5.3
FirstBank of Colorado			318,220	3.5
TOTAL	$1,336,439	16.7%	$1,742,450	19.2%

Table 25 presents mortgage loan portfolio credit ratios and the components of the ratio calculation for the periods presented (dollar amounts in thousands):
Table 25

	12/31/2021	12/31/2020
Average loans outstanding during the period, unpaid principal balance	$8,372,879	$10,399,231
Mortgage loans held for portfolio, unpaid principal balance	8,039,972	9,086,637
Nonaccrual loans, unpaid principal balance	37,163	115,353
Allowance for credit losses	5,317	5,177
Net charge-offs (recoveries)	(890)	1,215

Ratio of net charge-offs (recoveries) to average loans outstanding during the period	(0.01)%	0.01%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.07	0.06
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.46	1.27
Ratio of allowance for credit losses to nonaccrual loans	14.31	4.49

The unpaid principal balance of nonaccrual loans declined from December 31, 2020 to December 31, 2021 primarily due to loans that had been in a forbearance plan as a result of the COVID-19 pandemic as of December 31, 2020 but have returned to accrual status or paid off as of December 31, 2021.

Two indications of credit quality are Fair Isaac Corporation (FICO®) scores and LTV ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. In February 2010, the MPF Program instituted a minimum FICO score of 620 for all conventional loans. Table 26 provides the percentage distribution of FICO scores at origination for conventional mortgage loans outstanding in our traditional MPF products:
Table 26

FICO Score[1]	12/31/2021	12/31/2020
< 620	0.4%	0.5%
620 to < 660	4.3	4.2
660 to < 700	12.0	12.0
700 to < 740	19.1	19.6
>= 740	64.2	63.7
	100.0%	100.0%

Weighted average	750	750

1    Represents the original FICO score of the lowest-scoring borrower for the related loan.

LTV is a primary variable in credit performance. Generally, a higher LTV ratio means greater risk of loss in the event of a default and higher loss severity. As noted previously, the maximum LTV for conventional MPF loans is 95 percent, though AHP MPF mortgage loans may have LTVs up to 100 percent. Table 27 provides LTV ratios at origination for conventional mortgage loans outstanding in our traditional MPF products:
Table 27

LTV	12/31/2021	12/31/2020
<= 60%	17.1%	16.0%
> 60% to 70%	15.1	14.8
> 70% to 80%	49.7	50.4
> 80% to 90%	10.0	10.2
> 90% to < 100%	8.1	8.6
	100.0%	100.0%

Weighted average	73.5%	74.0%

Our mortgage loans held in portfolio were dispersed across all 50 states and the District of Columbia as of December 31, 2021 and 2020. Table 28 is a summary of the geographic concentration percentage of our conventional mortgage loan portfolio by state, highlighting the top five states with the highest concentration. If the state was not one of the top five states with the highest concentration for one of the periods presented, the applicable column is left blank.
Table 28

	12/31/2021	12/31/2020
Kansas	36.4%	33.0%
Nebraska	24.6	24.0
Oklahoma	12.5	14.6
Colorado	11.9	11.8
Iowa	2.0
California		2.6
All other	12.6	14.0
TOTAL	100.0%	100.0%

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

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans remained relatively flat from December 31, 2020 to December 31, 2021 despite the decrease in the balance of the portfolio due to an increase in forecasted losses attributable to a slowdown in home price growth and higher interest rate expectations, which extend the weighted average life of the portfolio. As of December 31, 2021, there was $12.7 million, or 0.2 percent, of unpaid principal balances of conventional loans in a forbearance plan as a result of COVID-19. Delinquencies of conventional loans, including loans in a COVID-19 forbearance plan, remained at low levels relative to the portfolio, at 1.1 percent and 2.1 percent of the amortized cost of total conventional loans at December 31, 2021 and December 31, 2020, respectively. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 6 of the Notes to Financial Statements under Item 8 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

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

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments decreased $1.2 billion from December 31, 2020 to December 31, 2021 primarily due to a net decrease in U.S. Treasury securities and GSE MBS.

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

Table 29

	12/31/2021	12/31/2020
Interest-bearing deposits	$692,159	$756,250
Federal funds sold	3,360,000	1,780,000
Certificates of deposit	200,023	—
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,252,182	$2,536,250

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

FHFA regulation also permits us to extend additional unsecured credit for overnight extensions of credit. Our total overnight unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2 percent to 30 percent of the eligible amount of regulatory capital, based on the counterparty’s credit rating. We generally limit our unsecured exposure to any private counterparty to no more than the balance of our retained earnings, even if the counterparty limit under the previously discussed calculation would be higher. As of December 31, 2021, we were in compliance with the regulatory limits established for unsecured credit, and our unsecured credit exposure to any individual non-member private counterparty (excluding GSEs) did not exceed the balance of our retained earnings on that date.

We are prohibited by FHFA regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. Our unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Our unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Throughout 2021, we were in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of December 31, 2021, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of December 31, 2021 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight	Due 31 – 90 days	Total
Domestic	$692,159	$—	$692,159
U.S. Branches and agency offices of foreign commercial banks:
Canada	1,350,000	200,023	1,550,023
Australia	710,000	—	710,000
United Kingdom	450,000	—	450,000
Germany	400,000	—	400,000
Netherlands	275,000	—	275,000
Finland	175,000	—	175,000
Total U.S. Branches and agency offices of foreign commercial banks	3,360,000	200,023	3,560,023
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,052,159	$200,023	$4,252,182

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our RMP restricts the acquisition of investments to highly rated long-term securities. Generally, fixed-rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also satisfy regulatory liquidity requirements. We also position fixed rate securities for duration and interest rate risk management. Currently, the majority of our variable rate investment securities are indexed to LIBOR but we are no longer purchasing LIBOR-indexed investments. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of December 31, 2021, the aggregate value of our MBS portfolio represented 224 percent of our regulatory capital. We were below our threshold at December 31, 2021 due to limited MBS investment opportunities.

We provide SBPAs to two state HFAs within the Tenth District. For a predetermined fee, we accept an obligation to purchase the authorities’ bonds if the remarketing agent is unable to resell the bonds to suitable investors, and to hold the bonds until: (1) the designated remarketing agent can find a suitable investor; (2) we successfully exercise our right to sell the bonds; or (3) the HFA repurchases the bonds according to a schedule established by the SBPA. The standby bond purchase commitments executed and outstanding as of December 31, 2021 expire no later than 2025 though they are renewable upon request of the HFA and at our option. Total principal commitments for bond purchases under the SBPAs were $0.7 billion as of both December 31, 2021 and 2020. We were required to purchase $122.4 million in bonds under these agreements during the three months ended March 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par prior to March 31, 2020. We were not required to purchase any bonds under these agreements during 2021. We plan to continue supporting the state HFAs in our district by executing SBPAs where appropriate and when allowed by our RMP. In the future, we may acquire participation interests in SBPAs with other FHLBanks and/or directly enter into SBPAs with out-of-district HFAs with the permission of the in-district FHLBank.

Major Security Types – Securities for which we have the ability and intent to hold to maturity are classified as held-to-maturity securities and recorded at carrying value, which is the net total of par, premiums, and discounts. We classify certain investments as trading or available-for-sale securities and carry them at fair value, generally for liquidity purposes, to provide a fair value offset to the gains (losses) on the interest rate swaps associated with swapped securities, and for asset/liability management purposes. Liquidity or other asset/liability management strategies, such as reducing our LIBOR exposure, may require periodic sale of these securities but they are not actively traded; most often, they are held until maturity or call date. Securities acquired as asset/liability management tools to manage duration risk, which are likely to be sold when the duration exposure is within risk tolerances, are classified as trading or available-for-sale securities. Changes in the fair values of investments classified as trading are recorded through other income and the original premiums/discounts on these investments are not amortized.

See Note 4 of the Notes to Financial Statements under Item 8 of this annual report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of December 31, 2021 are summarized by security type in Table 31 (dollar amounts in thousands) along with certain weighted average yield metrics and carrying values as of December 31, 2020. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	12/31/2021					12/31/2020
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
Certificates of deposit	$200,023	$—	$—	$—	$200,023	$—
U.S. Treasury obligations	504,611	412,861	—	—	917,472	1,298,518
GSE debentures	—	415,918	—	—	415,918	431,875
GSE MBS	—	592,578	183,201	30,763	806,542	892,983
Total trading securities	704,634	1,421,357	183,201	30,763	2,339,955	2,623,376
Available-for-sale securities:
U.S. Treasury obligations	907,908	1,661,260	247,269	—	2,816,437	3,546,325
U.S. obligation MBS	—	—	—	50,767	50,767	—
GSE MBS	39,321	1,159,834	2,813,766	839,060	4,851,981	3,194,985
Total available-for-sale securities	947,229	2,821,094	3,061,035	889,827	7,719,185	6,741,310
Held-to-maturity securities:
State or local housing agency obligations	—	—	44,865	30,000	74,865	78,960
U.S. obligation MBS	—	—	—	—	—	70,814
GSE MBS	824	—	79,395	291,101	371,320	2,597,218
Total held-to-maturity securities	824	—	124,260	321,101	446,185	2,746,992

Total securities	1,652,687	4,242,451	3,368,496	1,241,691	10,505,325	12,111,678

Interest-bearing deposits	693,249	—	—	—	693,249	760,297

Federal funds sold	3,360,000	—	—	—	3,360,000	1,780,000

Securities purchased under agreements to resell	1,500,000	—	—	—	1,500,000	2,600,000
TOTAL INVESTMENTS	$7,205,936	$4,242,451	$3,368,496	$1,241,691	$16,058,574	$17,251,975

Weighted average yields[1]:
Available-for-sale securities	1.78%	1.66%	2.42%	1.53%
Held-to-maturity securities	1.81%	—%	1.38%	1.58%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of December 31, 2021 and 2020 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	12/31/2021
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$311	$1,090	$691,848	$—	$693,249

Federal funds sold[2]	—	175,000	3,185,000	—	3,360,000

Securities purchased under agreements to resell[3]	—	—	—	1,500,000	1,500,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	—	200,023	—	200,023
U.S. Treasury obligations	—	3,733,909	—	—	3,733,909
GSE debentures	—	415,918	—	—	415,918
State or local housing agency obligations	44,865	30,000	—	—	74,865
Total non-mortgage-backed securities	44,865	4,179,827	200,023	—	4,424,715
Mortgage-backed securities:
U.S. obligation MBS	—	50,767	—	—	50,767
GSE MBS	—	6,029,843	—	—	6,029,843
Total mortgage-backed securities	—	6,080,610	—	—	6,080,610

TOTAL INVESTMENTS	$45,176	$10,436,527	$4,076,871	$1,500,000	$16,058,574

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $27.9 million at December 31, 2021.
2    Amounts include unsecured credit exposure with original maturities from overnight to 94 days.
3    Amounts represent collateralized overnight borrowings.

Table 33

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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of December 31, 2021 and 2020 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 47 and 48 under Part I, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	12/31/2021	12/31/2020
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,533,413	$1,730,393
Non-mortgage-backed securities	1,533,413	1,730,393
Mortgage-backed securities:
Fixed rate	775,050	853,027
Variable rate	31,492	39,956
Mortgage-backed securities	806,542	892,983
Total trading securities	2,339,955	2,623,376
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,816,437	3,546,325
Non-mortgage-backed securities	2,816,437	3,546,325
Mortgage-backed securities:
Fixed rate	3,322,673	3,194,985
Variable rate	1,580,075	—
Mortgage-backed securities	4,902,748	3,194,985
Total available-for-sale securities	7,719,185	6,741,310
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	74,865	78,960
Non-mortgage-backed securities	74,865	78,960
Mortgage-backed securities:
Fixed rate	48,399	73,595
Variable rate	322,921	2,594,437
Mortgage-backed securities	371,320	2,668,032
Total held-to-maturity securities	446,185	2,746,992
TOTAL	$10,505,325	$12,111,678

Deposits: Total deposits decreased 23.0 percent, from $1.2 billion at December 31, 2020 to $0.9 billion at December 31, 2021. Deposit programs are offered primarily to facilitate customer transactions with us, and all deposits are uninsured. Deposit products offered include demand and overnight deposits and short-term certificates of deposit. Deposits are typically in overnight or demand accounts that generally re-price daily based upon a market index such as the overnight Federal funds rate. Due to the low rate environment, demand deposits are currently floored at two basis points and overnight deposits are floored at five basis points. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Declines in the level of deposits could occur during 2022 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Table 35 presents the average amount of and the annual rate paid on deposit types that exceed 10 percent of average deposits (dollar amounts in thousands). Deposit types are included only in the year(s) that the 10 percent threshold is met.

Table 35

	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Overnight deposits	$619,793	0.05%	$463,984	0.25%	$233,467	1.97%
Demand deposits	409,927	0.02	354,173	0.18	290,913	1.64
Non-interest bearing deposits	175,034	—	—	—	—	—

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

Fixed rate bonds are generally used to fund fixed-rate advances, mortgage loans and investments. To the extent that bonds are funding variable rate assets, we typically either issue bonds that have variable rates matching the variable rate asset index or utilize an interest rate swap to alter the fixed rate bonds' characteristics in order to match the assets' index. However, we may use SOFR-indexed debt to fund LIBOR-indexed assets as we transition away from LIBOR. Additionally, we often use variable rate, fixed rate, or complex consolidated obligation bonds that are swapped or indexed to SOFR, OIS, or U.S. Treasury bills to fund short-term advances and money market investments and/or as a liquidity risk management tool. We have no outstanding debt indexed to LIBOR as of December 31, 2021. We have $25.0 million of fixed rate debt swapped to LIBOR as of December 31, 2021. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 7.

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

Table 36 presents the carrying value of consolidated obligation bonds and discounts notes as of December 31, 2021 and 2020 (in thousands).

Table 36

	12/31/2021	12/31/2020
Bonds:
Par value	$37,658,250	$37,592,650
Premiums	27,470	38,219
Discounts	(2,720)	(3,303)
Concession fees	(11,877)	(14,143)
Hedging adjustments	(40,514)	34,654
Total bonds	37,630,609	37,648,077
Discount Notes:
Par value	6,569,580	10,883,608
Discounts	(469)	(1,041)
Concession fees	(122)	(117)
Hedging adjustments	—	(33)
Total discount notes	6,568,989	10,882,417
TOTAL	$44,199,598	$48,530,494

Total consolidated obligations decreased $4.3 billion, or 8.9 percent, from December 31, 2020 to December 31, 2021. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 77.6 percent and 22.4 percent, respectively, at December 31, 2020 to 85.1 percent and 14.9 percent at December 31, 2021, respectively, as we reduced our allocation of discount note funding in favor of floating rate term debt, which more closely matches asset composition and reprices to market interest rates more quickly than discount notes, and short-term fixed rate bullet debt. We also shifted from non-callable to callable consolidation obligation bonds to obtain better funding spreads. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations, including those swapped or indexed to SOFR, Treasury bills, or OIS. All floating rate bonds issued during 2021 were indexed to SOFR as we continue to transition away from LIBOR. For a discussion on yields and spreads, see Table 8 under this Item 7 - “Results of Operations.” For further discussion of how our portfolio of unswapped callable bonds impacted interest rate risk, see Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

We often execute derivatives concurrently with the issuance of consolidated obligation bonds (collectively referred to as swapped consolidated obligation bond transactions) to reduce funding costs or to alter the characteristics of our liabilities to more closely match the characteristics of our assets. At times, we also execute derivatives concurrently with the issuance of consolidated obligation discount notes in order to create synthetic variable rate debt at a cost that is lower than funding alternatives and comparable variable rate cash instruments issued directly by us. This strategy of issuing consolidated obligations while simultaneously entering into derivatives enables us to more effectively fund our variable rate and short-term fixed rate assets. It also allows us, in some instances, to offer a wider range of advances at more attractive terms than would otherwise be possible. Swapped consolidated obligation transactions depend on price relationships in both the FHLBank consolidated obligation market and the derivatives market, primarily the interest rate swap market. If conditions in these markets change, we may adjust the types or terms of the consolidated obligations issued and derivatives utilized to better match assets, meet customer needs, and/or improve our funding costs.

Several recent developments have the potential to impact the demand for FHLBank consolidated obligations in 2022 and perhaps beyond. For a discussion of the impact of these recent developments, U.S. government programs, governmental regulation of commercial banks, and the financial markets on the cost of FHLBank consolidated obligations, see “Financial Market Trends” under this Item 7.

Derivatives: We use derivatives in our overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets, including advances, investments and mortgage loans, and/or to adjust the interest rate sensitivity of advances, investments, and mortgage loans to approximate more closely the interest rate sensitivity of liabilities. We also use derivatives to manage embedded options in assets and liabilities, to hedge the market value of existing assets, liabilities, and anticipated transactions, to hedge the duration risk of prepayable instruments, to mitigate adverse impacts to earnings from the contraction or extension of certain assets (e.g., advances or mortgage assets) and liabilities, and to reduce funding costs as discussed below. Generally, we designate derivatives as a fair value hedge of an underlying financial instrument or firm commitment. Economic hedges are defined as derivatives hedging specific or non-specific underlying assets, liabilities, or firm commitments that do not qualify for hedge accounting, but are acceptable hedging strategies under our RMP for asset/liability management.

All derivatives are marked to fair value with any associated accrued interest, and netted by clearing agent by Clearinghouse or by counterparty and offset by the fair value of any swap cash collateral received or delivered where the legal right of offset has been determined, and included on the Statements of Condition as an asset when there is a net fair value gain or as a liability when there is a net fair value loss. Fair values of our derivatives primarily fluctuate as the swap interest rate curves fluctuate. Other factors such as implied price/interest rate volatility, the shape of the above interest rate curves and time decay can also drive the market price for derivatives.

The notional amount of total derivatives outstanding increased by $2.2 billion, from $19.1 billion at December 31, 2020 to $21.3 billion at December 31, 2021, due to increases in interest rate swaps hedging fixed rate advances, which reflects the increase in short-and mid-term non-callable fixed rate advances, and increases in interest rate swaps hedging callable fixed rate and callable step-up consolidated obligation bonds, partially offset by a decline in interest rate swaps hedging non-callable consolidated obligation bonds, which corresponds with the shift from non-callable to callable bonds, as discussed above. The increases were also offset by decreases in interest rate swaps hedging investments primarily due to maturities. For additional information regarding the types of derivative instruments and risks hedged, see Tables 47 and 48 under Item 7A – “Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources
Capital: Total capital increased $46.5 million, or 1.7 percent, from December 31, 2020 to December 31, 2021 due to an increase in net income in excess of dividends paid and unrealized gains on available-for-sale securities, partially offset by a decrease in excess capital stock (see Table 38). We strive to manage our average capital ratio to remain above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

Each member is required to hold capital stock to become and remain a member of FHLBank and enter into specified activities with FHLBank including, but not limited to, access to FHLBank’s credit products and selling AMA to FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3 percent of the principal amount of AMA outstanding for members, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, plus 0.25 percent of letters of credit balances outstanding, less the member’s asset-based stock purchase requirement. The Letter of Credit Activity-based Stock Purchase Requirement was implemented at 0.25 percent effective January 22, 2021.

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

The increase in retained earnings from December 31, 2020 to December 31, 2021 is attributed to the net income for the year of $160.6 million, exceeding the $69.4 million payment of dividends in 2021. Dividends decreased $1.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of decreases in average capital stock outstanding despite slightly higher dividend rates paid on both Class A Common Stock and Class B Common Stock as discussed previously. The JCE Agreement provides that we allocate at least 20 percent of our net income to a separate RRE Account until the balance of that account equals at least one percent of our average balance of outstanding consolidated obligations calculated as of the last day of each calendar quarter. As of December 31, 2021, our level of restricted retained earnings represented approximately 0.65 percent of average outstanding consolidated obligations. These restricted retained earnings are not available to pay dividends (see the discussion of our JCE Agreement and the amendment to our capital plan under Item 1 – “Business – Capital, Capital Rules and Dividends”).

Our capital stock is not publicly traded. Members may request that we redeem any capital stock in excess of the minimum stock purchase requirements, but any repurchase of excess capital stock prior to the end of the redemption period is entirely at our discretion (see Item 1 – “Business – Capital, Capital Rules and Dividends”). All redemptions (at member request at the end of the redemption period) or repurchases (at our discretion, prior to the end of any applicable redemption period if made at a member’s request) are made at the par value of $100 per share. Stock redemption periods are six months for Class A Common Stock and five years for Class B Common Stock, although we can, at our discretion, repurchase amounts over a member’s minimum stock purchase requirements at any time prior to the end of the redemption periods as long as we will remain in compliance with our regulatory capital requirements after such repurchase. Ownership of our capital stock is concentrated within the financial services industry, and is stratified across various institutional entities as reflected in Table 37 as of December 31, 2021 and 2020 (dollar amounts in thousands):

Table 37

	2021		2020
	Count	Amount	Count	Amount
Commercial banks	538	$547,416	556	$780,192
Savings institutions	21	544,227	21	445,785
Credit unions	89	153,863	90	162,346
Insurance companies	26	252,851	24	184,863
CDFIs	4	944	4	818
Total GAAP capital stock	678	1,499,301	695	1,574,004
Mandatorily redeemable capital stock	4	582	5	1,624
TOTAL REGULATORY CAPITAL STOCK	682	$1,499,883	700	$1,575,628

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

Table 38 provides a summary of member capital requirements under our current capital plan as of December 31, 2021 and 2020 (in thousands):

Table 38

Requirement	12/31/2021	12/31/2020
Asset-based (Class A Common Stock only)	$172,913	$161,766
Activity-based (additional Class B Common Stock)[1]	1,192,421	1,100,684
Total Required Stock[2]	1,365,334	1,262,450
Excess Stock (Class A and B Common Stock)	134,549	313,178
Total Regulatory Capital Stock[2]	$1,499,883	$1,575,628

Activity-based Requirements:
Advances[3]	$1,047,866	$936,880
Letters of credit[4]	13,020	—
AMA assets (mortgage loans)[5]	239,577	268,915
Total Activity-based Requirement	1,300,463	1,205,795
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	64,871	56,655
Total Required Stock[2]	$1,365,334	$1,262,450

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 12 of the Notes to Financial Statements under Item 8 for additional information and compliance as of December 31, 2021 and 2020.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $69.4 million for the year ended December 31, 2021 compared to $70.8 million for the same period in the prior year. The weighted average dividend rate for the year ended December 31, 2021 was 4.49 percent which represented a dividend payout ratio of 43.2 percent compared to a weighted average dividend rate of 4.38 percent and a payout ratio of 60.0 percent for the year ended December 31, 2020. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in December 2021 were based on income during the three months ended November 30, 2021. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock. The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2020 and 2021. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Table 39 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 39

Applicable Rate per Annum	12/31/2021	09/30/2021	06/30/2021	03/31/2021
Class A Common Stock	0.25%	0.25%	0.25%	0.25%
Class B Common Stock[1]	6.75	5.25	5.25	5.25
Weighted Average[2]	5.62	4.15	4.06	4.15
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.08%	0.09%	0.07%	0.08%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%

1    Includes a special dividend rate of 1.00 percent for the quarterly period ended December 31, 2021 in recognition of the improvement in financial performance.
2    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

Table 40 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods of 2020:

Table 40

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

We anticipate that our base stock dividends on Class A Common Stock and Class B Common Stock will remain at or above 2021 levels throughout 2022. Dividend rates typically move in tandem with short-term market rates and could therefore be impacted by projected increases in market rates for 2022. Adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Sources and Uses of Liquidity – A primary source of our liquidity is the issuance of consolidated obligations. The capital markets traditionally have treated FHLBank obligations as U.S. government agency debt. As a result, even though the U.S. government does not guarantee FHLBank debt, we generally have comparatively stable access to funding at relatively favorable spreads to U.S. Treasury rates. We are primarily and directly liable for our portion of consolidated obligations (i.e., those obligations issued on our behalf). In addition, we are jointly and severally liable with the other FHLBanks for the payment of principal and interest on the consolidated obligations of all FHLBanks. Our uses of liquidity primarily include issuing advances, purchasing investments and mortgage loans, and repaying called and maturing consolidated obligations for which we are the primary obligor. We also use liquidity to repay member deposits, pledge collateral to derivative counterparties, and redeem or repurchase capital stock. Our other sources of liquidity include our short-term liquidity portfolio, deposit inflows, repayments of advances and mortgage loans, maturing investments, trading and available-for-sale investments, interest income, or the sale of unencumbered assets.

During the year ended December 31, 2021, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $40.0 billion and $265.1 billion, respectively, compared to $48.0 billion and $631.0 billion for the year ended December 31, 2020. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The change in these issuances year over year reflects the decrease in asset balances and also reflects our composition shift from discount notes to the use of term funding indexed to SOFR.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio decreased between periods, from $11.8 billion as of December 31, 2020 to $7.2 billion as of December 31, 2021. The short-term liquidity portfolio was elevated at year end 2020 in anticipation of potential year-end financial disruptions that were not anticipated at the end of 2021. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.3 billion and $1.6 billion as of December 31, 2021 and December 31, 2020, respectively. The par value of these MBS was $0.8 billion as of both December 31, 2021 and December 31, 2020. We also held $2.8 billion and $3.5 billion in par value of U.S. Treasury obligations classified as available-for-sale as of December 31, 2021 and December 31, 2020, respectively, as an additional source of liquidity to satisfy regulatory liquidity requirements. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

During the year ended December 31, 2021, advance disbursements totaled $497.2 billion compared to $383.7 billion for the prior year period which reflects increased member utilization of short-term advances. During the year ended December 31, 2021, investment purchases (excluding overnight investments) totaled $3.7 billion compared to $1.3 billion for the same period in the prior year. During the year ended December 31, 2021, payments on consolidated obligation bonds and discount notes were $40.0 billion and $269.4 billion, respectively, compared to $42.3 billion and $647.5 billion for the prior year period.

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

As part of our ERM program, entity level risk assessment workshops are conducted with our management committees to identify and reach a general consensus on the primary risks that must be managed to help ensure achievement of our strategic objectives and allow for future success for the organization. By using this type of top-down assessment, we seek to: (1) gain an understanding of our current risk universe; (2) obtain management’s input on new and/or increasing areas of exposure; (3) determine the impact our primary risks might have on achieving our strategic business plan objectives; (4) discuss and validate our current risk management approach; (5) identify other risk management strategies that might be implemented to better ensure alignment with our desired residual risk profile; and (6) prioritize the allocation of resources to address those areas where current risk management strategies may be falling short relative to the overall level of perceived residual risk. The results of these activities, including any risk strategies and action plans for enhancing risk management practices, are summarized in an annual risk assessment report, which is reviewed by the Strategic Risk Management Committee and approved by the board of directors.

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

Effective risk management programs include not only conformance to risk management best practices by management but also incorporate Board of Director oversight. As previously noted, our board of directors plays an active role in the ERM process by regularly reviewing risk management policies and approving aggregate levels of risk. Involvement by the board of directors in establishing risk tolerance levels, including oversight of the development and maintenance of programs to manage it, is substantial and reflects a high level of director fiduciary responsibility and accountability. In addition to establishing the formal Risk Philosophy Statement, Risk Appetite Statement, Risk Appetite Metrics and reviewing the annual and business unit risk assessment results, our board of directors reviews both the RMP and Member Products Policy at least annually. Various management committees, including the Executive Team, the Strategic Risk Management Committee, the Asset/Liability Committee, the Credit Underwriting Committee, the Market Risk Analysis Committee, the Operations Risk Committee, the Disclosure Committee, the Technology Committee, and the Model Risk Management Committee, oversee our risk management process. The following discussion highlights our different strategies to diversify and manage risk. See Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” for a separate discussion of market risk.

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and MVE sensitivity. See Part I, Item 7A - “Quantitative and Qualitative Disclosures About Market Risk” for additional information on interest rate risk measurement.

Transition from LIBOR to an Alternative Reference Rate – Some of our assets, liabilities, and collateral pledged are indexed to LIBOR, with exposure extending past December 31, 2021 and June 30, 2023. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan for the eventual replacement of LIBOR that includes strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. On July 1, 2021, the FHFA issued a Supervisory Letter to the FHLBanks regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations such as volume of underlying transactions, credit sensitivity and modeling risk, among others, that an FHLBank should consider prior to using an alternative reference rate.

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of December 31, 2021, all of our exposure to LIBOR was in investments and in derivatives hedging investments and consolidated obligation bonds indexed to the one-month and three-month tenors. We are prohibited by our regulator to enter into new financial assets, liabilities, or derivatives that reference LIBOR.

As part of our transition plan, we transferred LIBOR-indexed MBS with an amortized cost of $2.0 billion from held-to-maturity to available-for-sale during the second quarter of 2021. This transfer will enable us to sell these securities to reduce LIBOR exposure when market conditions and reinvestment opportunities are favorable. Market activity in SOFR-based financial instruments continues to develop. We offer advances indexed to SOFR and issue variable rate consolidated obligation bonds indexed to SOFR. In addition, we have been using SOFR- and OIS-based derivatives to manage interest-rate risk and reduce funding costs.

All variable rate advances indexed to LIBOR have matured as of December 31, 2021. We have $1.7 billion in advances indexed to SOFR as of December 31, 2021.

Table 41 presents the par value of variable rate investment securities by the related interest rate index as of December 31, 2021 (dollar amounts in thousands):

Table 41

12/31/2021
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$74,865	3.7%
Non-mortgage-backed securities	74,865	3.7
Mortgage-backed securities:
LIBOR	1,886,492	94.0
SOFR	45,000	2.2
Other	19	0.1
Mortgage-backed securities	1,931,511	96.3
TOTAL	$2,006,376	100.0%

Table 42 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of December 31, 2021 (in thousands):

Table 42

12/31/2021
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$74,865
Non-mortgage-backed securities	74,865
Mortgage-backed securities:
2022	40,138
Through June 30, 2023	79,771
Thereafter	1,766,583
Mortgage-backed securities	1,886,492
TOTAL	$1,961,357

Table 43 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of December 31, 2021 (amounts in thousands):

Table 43

12/31/2021
Index	Pay Side	Receive Side
Fixed rate	$13,962,268	$6,813,000
LIBOR	25,000	4,860,723
SOFR	4,903,000	7,191,246
OIS	1,885,000	1,910,299
TOTAL	$20,775,268	$20,775,268

Table 44 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of December 31, 2021 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 44

12/31/2021
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2022	—	—	89,230	25,000
Prior to June 30, 2023	—	—	301,107	—
Thereafter	—	25,000	890,303	3,555,083
TOTAL	$—	$25,000	$1,280,640	$3,580,083

As of December 31, 2021, all $15.8 billion of variable rate consolidated obligation bonds were indexed to SOFR. As if December 31, 2021, all LIBOR-indexed consolidated obligation bonds have matured.

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
▪Securities issued and guaranteed or insured by the U.S. government, U.S. government agencies and mortgage GSEs including, without limitation, MBS issued or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae;
▪Cash or deposits;
▪Other acceptable real estate-related collateral, provided such collateral has a readily ascertainable market value and we can perfect a security interest in such property (e.g., privately issued collateralized mortgage obligations, mortgages on multifamily residential real property, second mortgages on 1-4 family residential property, mortgages on commercial real estate); or
▪In the case of any CFI, secured loans to small business, small farm and small agri‑business or securities representing a whole interest in such secured loans.

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

Since the FHLBank System was established in 1932, the U.S. has experienced a wide range of economic conditions, including periods of depression, recession, and expansion, but no degree of economic downturn has ever resulted in a credit loss on an advance. Even during the most recent financial crisis, which resulted in the failure of a number of member financial institutions, there were no credit losses on advances. In addition, the FHLBanks have never accepted collateral in satisfaction of an advance, but rather have been paid in full by an institution that assumes the advance, the FDIC, or some other receiver.

As also provided in the Bank Act, a member’s investment in our capital stock is held as additional collateral for the member’s advances and other credit obligations (letters of credit, CE obligations, etc.). In addition, we can call for additional collateral or substitute collateral during the life of an advance or other credit obligation to protect our security interest.

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

Derivatives – We transact most of our derivatives with large banks and major broker-dealers. OTC derivative transactions may be either executed with a counterparty (uncleared derivatives) or with an executing broker and cleared through a Futures Commission Merchant (i.e., clearing agent) that acts on our behalf to clear and settle derivative transactions through a Clearinghouse (cleared derivatives).

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

Uncleared Derivatives. We are subject to non-performance by the counterparties to our uncleared derivative transactions. All bilateral security agreements with our non-member counterparties include bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to a minimum transfer amount. As a result of these risk mitigation practices, we do not anticipate any credit losses on our uncleared derivative transactions as of December 31, 2021.

Cleared Derivatives. We are subject to nonperformance by the Clearinghouse(s) and clearing agent(s). The requirement that we post initial and variation margin, through the clearing agent, to the Clearinghouse, exposes us to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral and/or payments are posted daily for changes in the value of cleared derivatives through a clearing agent. We do not anticipate any credit losses on our cleared derivatives as of December 31, 2021.

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

We manage liquidity, first and foremost, to meet the needs of members, while adhering to regulatory and statutory liquidity requirements and guidance. We maintain daily liquidity levels above certain thresholds and consider hypothetical adverse scenarios. These thresholds are outlined in our internal policies and comply with federal statutes, FHFA regulations and other FHFA guidance not issued in the form of regulations. We remained in compliance with liquidity regulatory requirements throughout 2021.

We are focused on maintaining a cost-effective liquidity and funding balance between our financial assets and financial liabilities. The FHLBanks work collectively to manage the system-wide liquidity and funding management and jointly monitor the combined refinancing risk. In managing and monitoring the amounts of assets that require refunding, we may consider contractual maturities of the financial assets, as well as certain assumptions regarding expected cash flows (i.e., estimated prepayments and scheduled amortizations). See the Notes to the Financial Statements under Part I, Item 8 for more detailed information regarding contractual maturities of certain of our financial assets and liabilities.

Our derivative instruments contain provisions that require all credit exposures be collateralized. See Note 7 of the Notes to Financial Statements under Item 8 for additional information on collateral posting requirements.

FHFA regulations require us to always have at least an amount equal to our current deposits received from our members invested in obligations of the United States, deposits in eligible banks or trust companies, or advances with remaining maturities not exceeding five years.

We generally maintained stable access to the capital markets throughout 2021. For additional discussion of the market for our consolidated obligations and the overall market affecting liquidity see “Financial Market Trends” under this Item 7.

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

We have executed SBPAs with multiple state housing finance authorities. All of the SBPAs contain rating triggers beneficial to us providing that if the housing finance authority bonds covered by the SBPA are rated below investment grade (triple-B), we would not be obligated to purchase the bonds even though we were otherwise required to do so under the terms of the SBPA contract. In addition, some transactions also contain a provision that allows us to terminate our obligation to purchase these bonds under the SBPA upon 30 days prior written notice if the long-term rating on the underlying bonds were to be withdrawn, suspended or reduced below single-A. As of December 31, 2021 and 2020, we were a party to, or participated in, 25 and 24 SBPAs, respectively, in which our principal commitments were $0.7 billion for both periods. We were required to purchase $122.4 million in bonds under these agreements during the year ended December 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. We were not required to purchase any bonds under any agreements during the year ended December 31, 2021.

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

To manage business and strategic risk, earnings simulations are conducted annually with estimated base-, best- and worst-case scenarios. These earnings simulations are based upon a set of assumptions developed for each of the three scenarios that consider factors such as: (1) the effects of changes in interest rates and spreads; (2) the balances of advances, mortgage loans, and investments; (3) operating expenses; and (4) dividends. The worst-case scenario assumptions typically include a pessimistic interest rate assumption, an overall decline in advance balances of approximately 20 percent due to either a declining economy, the loss of a large borrowing member due to merger or acquisition, or changes in mortgage flow as a result of a declining economy. We monitor key indicators tied to the various scenario assumptions and provide a monthly report to the Executive Committee and the board of directors. This key indicator report includes advance balance monitoring for our largest eight members and our overall membership. See Table 21 under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Advances” for advance concentration to the top five borrowers.

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

For additional discussions of general business risk, legislative and regulatory business risk and strategic business risk, see Item 1A - “Risk Factors.”

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

Operations Risk Management: Operations risk is defined as the risk of loss resulting from inadequate or failed internal processes, people, or systems, or from external events. This category of risk is inherent in our daily business activities and involves people, information technology (IT) systems, processes, and external events (including fraud, security incidents, and business disruptions). A number of strategies are used to manage and mitigate operations risk, including systems and procedures to monitor transactions and financial positions, segregation of duties, documentation of transactions, secondary reviews, comprehensive risk assessments conducted at the entity and business unit level, and periodic reviews by our Internal Audit department. The Operations Risk Committee serves as the primary venue for overseeing all of our operations risk management initiatives and activities.

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

Systems Malfunctions and Information Security Threats - We rely heavily on IT systems and other technology to conduct our business. To manage operations risk as it relates to IT systems, we devote significant management attention and resources to technology. Our Technology Committee assists executive management in overseeing the development and implementation of significant technology strategies. The Technology Committee is also charged with providing strategic oversight of all technology-related activities, monitoring the strategic alignment and synchronization of IT services with our Strategic Business Plan (as well as our immediate and long-term goals and objectives), reviewing the operational health of IT systems, and reviewing new and/or anticipated projects related to our strategic initiatives. Protection of our information assets is also necessary to establish and maintain trust between us and our customers, maintain compliance with applicable laws and regulations, and protect our reputation. Consequently, we maintain an enterprise-wide security program. The goal of our enterprise security program is to maintain a security framework such that: (1) physical and information assets are protected from unauthorized access, modification, disclosure and destruction; (2) integrity and confidentiality of information is maintained; (3) physical and information assets and information systems are available when needed; and (4) cybersecurity threats and/or other information security risks are identified, monitored, and addressed through our enterprise information security program.

Man-made or Natural Disasters - We manage the risk of business disruption and systems failure due to man-made or natural disasters by having in place at all times a business resiliency plan, the purpose of which is to provide contingency plans for situations where operations cannot be carried out in their normal manner. We maintain an alternate data center that is geographically located far enough from our primary data center to prevent both data centers from being impacted by the same event. We also maintain an off-site business resumption center which includes computer equipment, office space, supplies, and other resources to allow our employees to resume operations if our headquarters is inaccessible. Our on-site power generators support both the alternate data center and business resumption center in case of total power failure. Business partners may also resume operations by working remotely in situations where our headquarters is inaccessible. Comprehensive business resiliency exercises utilizing the alternate data center and business resumption center are conducted on a quarterly basis and vary in scope and duration to simulate various types of disruptions. The disaster recovery plans are reviewed and updated annually. We also have a reciprocal back-up agreement in place with FHLBank Boston to provide short-term advances to our members on our behalf in the event that our facilities are inoperable. In the event that FHLBank Boston’s facilities are inoperable, we have agreed to provide short-term liquidity advances to FHLBank Boston’s members. We complete an annual test of this agreement with FHLBank Boston to ensure the process and related systems are functioning properly. We also maintain a funds transfer contingency agreement with FHLBank Boston that is tested annually, which authorizes either FHLBank Topeka or FHLBank Boston to process wire transfers for the other during a contingency situation.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk
Market risk is the risk that changes in market value may adversely affect our financial condition and performance. Interest rate risk is a component of market risk and represents our most significant market risk exposure. Interest rate risk is the risk that the market value of our asset, liability, and derivative portfolios will be negatively impacted by interest rate volatility or that earnings will be affected significantly by interest rate changes. We manage interest rate risk through the characteristics of our portfolio of assets and liabilities and by using derivative transactions to limit duration mismatches and reduce MVE sensitivity. Matching the duration of assets with the duration of liabilities funding those assets is accomplished through the use of different debt maturities and embedded option characteristics, as well as the use of derivatives, primarily interest rate swaps, interest rate caps, and interest rate floors. Interest rate swaps increase the flexibility of our funding alternatives by providing cash flows or characteristics that might not be as readily available or cost-effective if obtained in the standard GSE debt market.

Duration of Equity: DOE aggregates the estimated sensitivity of market value for each of our financial assets and liabilities to changes in interest rates. A positive DOE results when the duration of assets and designated derivatives is greater than the duration of liabilities and designated derivatives, indicating a degree of interest rate risk exposure in a rising interest rate environment. A negative DOE results in the opposite scenario, indicating a degree of interest rate risk exposure in a declining interest rate environment. Higher DOE numbers, whether positive or negative, indicate greater volatility of market value in response to changing interest rates. A decline in market value does not necessarily translate directly into a decline in income, especially for entities that do not trade financial instruments. Changes in market value may indicate trends in income over longer periods, and knowing the sensitivity of our market value to changes in interest rates provides a measure of the interest rate risk we take.

Under the RMP, our DOE is generally limited to a range of ±5.0 assuming current interest rates. In addition, our DOE is generally limited to a range of ±7.0 assuming an instantaneous parallel increase or decrease in interest rates of 200 basis points. During periods of extremely low interest rates, the FHFA requires that the FHLBanks employ a constrained down shock analysis to limit the evolution of forward interest rates to positive non-zero values. Since our market risk model imposes a positive non-zero boundary on post-shock interest rates, no additional calculations are necessary in order to meet this FHFA requirement when applicable. When DOE exceeds the limits established by the RMP, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors, or other derivatives; (2) the sale of assets; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that are such that they counterbalance the excessive duration observed.

Table 45 presents our DOE in the base and the up and down 200 basis point interest rate shock scenarios:

Table 45

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2021	0.6	-0.4	1.5
09/30/2021	0.4	-2.7	1.5
06/30/2021	-0.1	-2.4	1.2
03/31/2021	-0.4	-4.0	1.7
12/31/2020	-1.3	-1.2	0.5
09/30/2020	-0.9	1.1	0.4
06/30/2020	-1.5	-3.9	0.4
03/31/2020	-0.5	-2.3	0.7

The primary factors contributing to the net changes in duration from December 31, 2020 to December 31, 2021 were: (1) the increase in interest rates and the relative level of mortgage rates during the period; (2) the decrease in outstanding balance of and percent of total assets represented by the fixed rate mortgage loan portfolio during the period; and (3) asset/liability actions taken by management throughout the period, including replacing called or matured long-term unswapped callable consolidated obligation bonds with newly issued swapped callable bonds.

The overall increase in interest rates since December 31, 2020 generally lengthened the duration profile for both the fixed rate mortgage loan portfolio and the associated unswapped callable consolidated obligation bonds funding these assets. With the decrease in our mortgage loan portfolio during this period, as discussed in Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – MPF Program,” the duration profile changed as expected since a general increase in interest rates typically generates slower prepayments for both new production mortgage loans, as well as the outstanding fixed rate mortgage loan portfolio. Generally, lower interest rates indicate a relative decrease in refinancing incentive for borrowers.

To effectively manage these changes in the mortgage loan portfolio (including new production and prepaid loans) and related sensitivity to changes in market conditions, unswapped callable consolidated obligation bonds that either matured or were called were replaced with reissuance of unswapped callable consolidated obligation bonds with relatively long maturities and short lock-out periods (generally three months to one year). This liability extension corresponds with the expected longer duration profile of the new fixed rate mortgage loans, all else being equal, and positions the balance sheet for future changes in rates, including rate increases where the mortgage loan portfolio will likely lengthen in duration as expected prepayments slow. For further discussion of the call and reissuance of consolidated obligation bonds, see Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Consolidated Obligations.” The combination of these factors contributed to the net DOE changes in all scenarios during the period.

With respect to the down instantaneous shock scenarios, the sensitivities of both the assets and liabilities are impacted to a large extent by the absolute level of rates and the positive non-zero boundary methodology as discussed previously. Since the term structure of interest rates is at or near historically low levels, an instantaneous parallel shock of down 100 basis points or 200 basis points will effectively produce a flattened term structure of interest rates near zero, which will generate near zero duration results. These near zero duration results should be viewed in the context of the broader risk profile of the base and positive interest rate shock scenarios to establish a sufficient vantage point for helping discern the overall sensitivity of our balance sheet and of DOE. As with all scenario changes that occurred during the period, the impact from various sensitivities was expected and discussed during our regular interest-rate risk profile review process.

Duration gap is the difference between the duration of our assets and the duration of our liabilities. Our base duration gap was -0.3 months and -0.8 months for December 31, 2021 and 2020, respectively.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 46 presents MVE as a percent of TRCS. As of December 31, 2021, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values as interest rates have continued to remain at historically low levels along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, (the activity-based capital stock requirement for letters of credit balances was effective January 22, 2021) and excess stock as of December 31, 2021 (see Table 38 under Part I, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of December 31, 2021. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 46

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
12/31/2021	186	184	195
09/30/2021	209	201	206
06/30/2021	201	192	196
03/31/2021	205	194	191
12/31/2020	201	183	189
09/30/2020	186	177	182
06/30/2020	231	210	209
03/31/2020	184	173	177

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Tables 47 and 48 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 47

12/31/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,808,953	$(7,734)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,385,150	(38,292)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	—
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,977	(1,189)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	18,316	232
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,700,000	(424)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,970,019	(57,966)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,298,500	(115)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	740,863	(27,654)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	477,500	335
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,025	(13)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,187,000	14,261
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	4,682,000	(35,627)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	924,000	(10,017)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	20,000	(57)
TOTAL				$21,324,793	$(164,260)

Table 48

12/31/2020
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$3,922,227	$(10,550)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,656,550	(108,780)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,171	(1,866)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	19,915	57
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	9,285	(403)
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,450,000	(321)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,885,402	(141,371)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,648,500	(63)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	781,703	(65,771)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	602,500	141
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	133,456	650
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	174,613	1
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	3,253,500	17,952
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	500,000	8
TOTAL				$19,074,822	$(310,316)

Item 8: Financial Statements and Supplementary Data
The following financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-61 of this Form 10‑K.
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

Management, with the participation of the President and CEO, our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

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
None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance
Information About Our Executive Officers
Table 49 sets forth certain information about each of our executive officers as of the date of this annual report on Form 10-K.
Table 49

Executive Officer	Age	Position Held
Mark E. Yardley	66	President and Chief Executive Officer
Sonia R. Betsworth	60	EVP/Chief Administrative Officer
Jeffrey B. Kuzbel	55	EVP/Chief Financial Officer
Denise L. Cauthon	58	SVP/Chief Accounting Officer
Brian J. Dreher	51	SVP/Chief Information Officer
Dan J. Hess	56	SVP/Chief Business Officer
Amanda J. Kiefer	46	SVP/Chief Human Resources and Inclusion Officer
Carl M. Koupal, III	38	SVP/Chief Compliance and Ethics Officer and General Counsel, Corporate Secretary
Thomas E. Millburn[1]	51	SVP/Chief Audit Executive
Martin L. Schlossman, Jr.	53	SVP/Chief Risk Officer
__________
1    Although Mr. Millburn is a non-voting member of FHLBank's executive team, he is not considered an "executive officer" as defined in Rule 3b-7 of the Exchange Act because he is not in charge of a principal business unit, division or function, nor does he perform a policy making function.

No executive officer has any family relationship with any other executive officer or director. All executive officers, other than the Chief Compliance and Ethics Officer (CCEO) and General Counsel, Corporate Secretary, the Chief Audit Executive, and the Chief Risk Officer (CRO), may be removed from office or discharged by the board of directors or the President and CEO with or without cause. The Chief Audit Executive may be removed from office, with or without cause, only with the approval of the Audit Committee. The CCEO and General Counsel, Corporate Secretary, and the CRO may be removed from office, with or without cause, only with the approval of the Risk Oversight Committee.

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

Sonia R. Betsworth became Executive Vice President and Chief Administrative Officer (CAO) in January 2022, after serving as Senior Vice President and CAO since March 2017, and as Interim CAO starting in January 2017. From March 2013 through December 2016, she was Senior Vice President and Chief Credit Officer. She served as Senior Vice President, Director of Credit from July 2009 to March 2013; Senior Vice President, Director of Member Products from April 2006 through June 2009; Director of Sales, Lending and Collateral from 2002 to April 2006; and Director of Credit and Collateral from 1999 to 2002. She joined FHLBank in 1983. Ms. Betsworth was named Assistant Vice President in 1994 and Vice President in 1998.

Jeffrey B. Kuzbel became Executive Vice President and CFO in January 2022, after serving as Senior Vice President and CFO starting in April 2021. Prior to joining FHLBank in 2021, Mr. Kuzbel served as LIBOR Transition Executive at Capital One Financial from 2019 to March 2021; Treasury & Balance Sheet Management CFO at Capital One Financial from 2016 through 2018; Managing Vice President, Balance Sheet Management, at Capital One Financial from 2013 through 2015; Vice President, Balance Sheet Strategy from 2010 through 2012; and Senior Director, Treasury Finance & Analytics during 2009. Prior to his tenure at Capital One Financial, Mr. Kuzbel served as Lead Director – Market Risk Management for Freddie Mac, as Vice President – Fixed Income Portfolio Management and Trading at Advanced Investment Management, Inc., and as Head of Investments at the Federal Home Loan Bank of Pittsburgh.

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

Brian Dreher became Senior Vice President and Chief Information Officer (CIO) in January 2022, after serving as Vice President and Director of IT Infrastructure & Operations starting in 2014. He served as Vice President, Assistant Director of Information Technology from 2010 to 2014 and Vice President, Software Development Manager from 2004 to 2010. He joined FHLBank in 1998.

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

Amanda J. Kiefer became Senior Vice President and Chief Human Resources and Inclusion Officer in October 2021. Ms. Kiefer previously served as First Vice President, Director of Human Resources and Inclusion since January 2016, and as Interim Director of Human Resources from October 2015 to January 2016. Ms. Kiefer joined FHLBank in 2011 as Officer and Corporate Counsel, and was subsequently promoted to Assistant Vice President, Assistant General Counsel and Office of Minority and Women Inclusion Officer.

Carl M. Koupal, III became Senior Vice President and CCEO and General Counsel, Corporate Secretary in October 2021. Mr. Koupal previously served as First Vice President, Associate General Counsel, Director of Legal Services and Compliance, Corporate Secretary from April 2018 to October 2021, and as Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary from March 2016 through March 2018. Mr. Koupal joined FHLBank in 2008 as a Law Clerk and was promoted to Staff Attorney in 2009, Legal and Compliance Officer in 2011, Assistant Vice President, Assistant General Counsel, Director of Compliance and Assistant Corporate Secretary in 2014, and Vice President, Assistant General Counsel, Director of Compliance and Corporate Secretary in 2016.

Thomas E. Millburn became Senior Vice President, Chief Audit Executive in March 2016. Mr. Millburn previously served as Senior Vice President, Chief Internal Audit Officer from March 2011 to March 2016 and Senior Vice President, Director of Internal Audit from December 2010 to March 2011. Mr. Millburn joined FHLBank in 1994 as a staff internal auditor and was promoted to Assistant Vice President, Director of Internal Audit in 1999, Vice President in 2000 and First Vice President in March 2004.
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

On November 9, 2021, Michael B. Jacobson from the state of Nebraska and Mark J. O'Connor from the state of Colorado were each declared elected as member directors and Jeffrey R. Noordhoek and Paul E. Washington were each declared elected as independent directors of FHLBank’s board of directors. Each of the directors elected in 2021 will serve four-year terms expiring December 31, 2025.

Table 50 sets forth certain information regarding each of our directors as of the date of this annual report on Form 10-K.
Table 50

Director	Age	Type of Directorship	Director Since	Current Term Expiration	Board Committee Membership[1]
Donald R. Abernathy, Jr.	65	Member	January 2020	December 2023	(a), (d)
Milroy A. Alexander	72	Independent	January 2015	December 2024	(a), (b), (c), (e) Chair
Robert E. Caldwell, II	51	Independent	January 2004	December 2022	(b), (c) Vice Chair, (d)
G. Bridger Cox	69	Member	January 2011	December 2023	(b), (c) Chair
Michael B. Jacobson	68	Member	January 2022	December 2025	(d), (f)
Holly Johnson	58	Independent	January 2016	December 2023	(a), (d)
Lynn Jenkins Katzfey	58	Independent	July 2019	December 2024	(e), (f)
Jane C. Knight	78	Independent	January 2004	December 2022	(d), (e)
Barry Lockard	56	Member	January 2019	December 2022	(b), (e), (f)
Craig A. Meader	64	Member	January 2020	December 2023	(e), (f)
L. Kent Needham	68	Member	January 2013	December 2024	(a), (c), (d) Chair, (f)
Jeffrey R. Noordhoek	56	Independent	July 2020	December 2025	(b), (f)
Mark J. O’Connor	57	Member	May 2011	December 2025	(c), (d), (f) Chair
Thomas H. Olson, Jr.	56	Member	January 2013	December 2024	(a), (b) Chair, (c), (e)
Mark W. Schifferdecker	57	Member	January 2011	December 2022	(a) Chair, (b), (c), (d)
Douglas E. Tippens	67	Member	January 2015	December 2022	(b), (e), (f)
Paul E. Washington	52	Independent	July 2021	December 2025	(a), (e)

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

Donald R. Abernathy, Jr. has served as President at Legacy Bank, Hinton, Oklahoma, since June of 2021 and was Senior Vice President from December 2020 to June 2021. Prior to his positions at Legacy Bank, Mr. Abernathy served as President and CEO of The Bankers Bank, Oklahoma City, Oklahoma, since 1993, and had served on the board of directors of Bankers Banc Investment Services, Inc., since December 2006. Although the board of directors did not participate in Mr. Abernathy's nomination since he is a member director, Mr. Abernathy possesses a bachelor's degree of business administration, has more than 40 years of banking experience, including 30 as a President and CEO, and served on the board of directors of the Independent Community Bankers of America, that assists in his service as a director. Prior to his current term, Mr. Abernathy served as a member director of FHLBank from January 2017 through December 2018.

Milroy A. Alexander has been a housing, financial and business consultant since 2010, serving nonprofit housing organizations, local housing authorities and the City of Denver Housing and Neighborhood Redevelopment department. A former board member of the Municipal Securities Rulemaking Board, he was also a member of the board of trustees of Rose Community Foundation for 10 years ending in December 2017, and is currently board chair of the Lowry Redevelopment Authority and Northeast Denver Housing Center. Mr. Alexander previously served as Executive Director and CEO of the Colorado Housing and Finance Authority in Denver, Colorado. The board of directors considered Mr. Alexander’s qualifications, skills and attributes, including his more than 21 years of service at a state HFA, including nine years as Executive Director and CEO and 12 years as CFO, his certification as a CPA, his more than 11 years as an auditor with Touche Ross & Co. (now Deloitte), his past service on the audit committees of many organizations and his ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial diversity, when making his nomination.

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

G. Bridger Cox is the Chair of our board of directors. Mr. Cox has been Chairman of Citizens Bank & Trust Company, Ardmore, Oklahoma, since 1996. He also served as President of Citizens Bank & Trust Company from 1996 to 2021. Although the board of directors did not participate in Mr. Cox’s nomination since he is a member director, Mr. Cox is a graduate of the Stonier Graduate School of Banking at Rutgers University, possesses more than 30 years of banking management experience, has served on the board of directors of the Oklahoma Industrial Finance Authority and the Oklahoma Development Finance Authority, and has prior experience as an FHLBank director, that assists in his service as a director. Prior to his current term, Mr. Cox served as a member director of FHLBank from January 1998 through December 2006.

Michael B. Jacobson has served as Chairman, President and CEO of NebraskaLand Bank, North Platte, Nebraska, since 1998. He has also served as Chairman, President and CEO of NebraskaLand Financial Services, Inc. since 2000. Mr. Jacobson also serves on the Government Relations committee of the Nebraska Bankers Association, Chairman of North Platte Redevelopment Authority, Chair of the North Platte Airport Authority, on the Great Plans Health board of directors, as a University of Nebraska Foundation Trustee, and on Governor Pete Ricketts' Agricultural committee. Although the board of directors did not participate in Mr. Jacobson's nomination since he is a member director, Mr. Jacobson possesses a B.S. in agricultural economics, is a graduate of the Colorado Graduate School of Banking and possesses over 40 years of banking experience, including over 25 years as the CEO of a bank, that assists in his service as a director. Prior to his current term, Mr. Jacobson served as a member director of FHLBank from January 2012 through December 2019.

Holly Johnson, a Chickasaw citizen and certified public accountant, owns a tribal consulting company providing services to the Chickasaw Nation in the area of administrative support and policy development. She served as Secretary of the Department of Treasury for the Chickasaw Nation from October 2012 to December 2019, where she was responsible for all finance and accounting functions. From October 2010 to September 2012, she served as the Administrator of Planning and Organizational Development for the Chickasaw Nation. From August 2003 to October 2010, she served as an Elected Tribal Legislator for the Pontotoc District. Ms. Johnson serves as a trustee of the Chickasaw Foundation and is a past trustee of the Ada City Schools Foundation and the Chickasaw Nation's 401(k) plans, a past board member of the Ada Chamber of Commerce, a member of the Oklahoma State University School of Accounting Executive Advisory Board, and a former appointed commissioner of the Oklahoma Ethics Commission. The board of directors considered Ms. Johnson's qualifications, skills and attributes, including her role as Secretary for the Department of Treasury for the Chickasaw Nation, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development and risk management practices, and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with gender and racial diversity, when making her nomination.

Lynn Jenkins Katzfey has been a partner at LJ Strategies since January 2019. Ms. Katzfey worked as a certified public accountant for 16 years before launching a career in public service. Ms. Katzfey served as Treasurer of the State of Kansas and was subsequently elected to serve five terms in the U.S. House of Representatives. She currently serves on the boards of directors for American Century Investments Mutual Funds and previously served on the board of directors of MGP Ingredients, Inc. The board of directors considered Ms. Katzfey's qualifications, skills and attributes, including her role as a member of the U.S. House of Representatives, including service in leadership roles and on the House Financial Services Committee and the House Ways and Means Committee, her role as the Treasurer of the State of Kansas, her experience as a CPA and at public accounting firms, her experience in and knowledge of auditing and accounting, financial management, organizational management, project development, and the law, and her ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with gender diversity, when making her nomination.

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

Barry J. Lockard has served as President and CEO of Cornhusker Bank, Lincoln, Nebraska, since 2007. Mr. Lockard previously held senior leadership roles at Black and Decker, Cincinnati Bell, and First National Bank of Omaha. He also served eight years in the Nebraska Army National Guard. He has served on the boards of directors of the Nebraska Bankers Association, the American Bankers Association Community Bankers Council, and is a trustee for the Graduate School of Banking at Colorado, where he has also served as a member of the faculty. Although the board of directors did not participate in Mr. Lockard’s nomination since he is a member director, Mr. Lockard possesses a bachelor’s degree in business administration, is a graduate of the Colorado Graduate School of Banking, and has more than 14 years as a bank CEO, that assists in his service as a director.

Craig A. Meader has served as Chairman and CEO of First National Bank of Kansas since 1988. Mr. Meader has served as Chairman of the Kansas Bankers Association and the Bankers Bank of Kansas. Mr. Meader is a former member of the ABA Community Bankers Council, Government Relations Council and the ABA board of directors. Although the board of directors did not participate in Mr. Meader’s nomination since he is a member director, Mr. Meader possesses a bachelor’s degree in business administration and finance, is a graduate of the Madison Wisconsin Graduate School of Banking, served on the board of directors of Bankers’ Bank of Kansas, N.A. for seven years, including one year as Chairman, and has more than 40 years as a bank CEO, that assists in his service as a director.

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

Mark J. O’Connor currently serves as President of Investments of FirstBank Holding Company, Lakewood, Colorado, and has held many leadership positions with the bank since 1989. He also serves as the President of the Board of The Impact Development Fund, Loveland, Colorado. Although the board of directors did not participate in Mr. O’Connor’s most recent nomination since he is a member director, Mr. O’Connor has more than 30 years of banking experience. He is a graduate of the Pacific Coast Banking School, currently serves as the President of Investments and Chairs the ALCO Committee of a large bank holding company and has over 18 years of investment portfolio management experience. His experience on the board of a state housing finance authority, including service as chairman, and his prior experience as an FHLBank director assist in his service as a director.

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

Paul E. Washington has served as Executive Vice President for IMA Financial Group, Denver Colorado, since May 2021. Mr. Washington served as market director (a regional president-equivalent position) for JLL, a Fortune 500, SEC registered commercial real estate services company from April 2017 to May 2021. He currently serves on the boards of directors for Independent Bank Group, Inc.; Colorado Concern; Downtown Denver Partnership; and Denver Museum of Nature & Science. Mr. Washington holds bar licenses in Colorado and California and previously served on the Colorado Housing and Finance Authority board of directors from 2013 to 2021 where he served as both board chair and chair of the Finance committee. The board of directors considered Mr. Washington's qualifications, skills, and attributes, including his degree in business and his J.D and L.L.M. in taxation, his prior experience in leading a large real estate services company, his prior service on the board of directors of the Colorado Housing and Finance Authority, and his ability to enhance the diversity of viewpoints among the directors serving on the board of directors by providing the board of directors with racial diversity, when making his nomination.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions) and employees. Our Code of Ethics is filed as an exhibit to reports we file with the SEC and has been posted on our website at www.fhlbtopeka.com in the “Board Governance” page. We will also post on our website any amendments to, or waivers from, a provision of our Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions as required by applicable rules and regulations. Except for the documents specifically incorporated by reference into this annual report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this annual report on Form 10-K. Reference to our website is made as an inactive textual reference. The Code of Ethics is available, in print, free of charge, upon request. Written requests may be made to the CCEO and General Counsel of FHLBank at 500 SW Wanamaker, Topeka, Kansas, 66606.
Audit Committee Financial Expert
We have a separately-designated, standing audit committee, which consists of Mark W. Schifferdecker (chair), Donald R. Abernathy, Jr., Milroy A. Alexander, Holly Johnson, L. Kent Needham, Thomas H. Olson, Jr. and Paul E Washington.

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

The named executive officers in 2021 were: (1) the President and CEO; (2) the Senior Vice President and CFO; (3) the Senior Vice President and CAO; (4) the Senior Vice President and CRO; (5) the Senior Vice President and CIO; and our former Executive Vice President and CCEO and General Counsel (Former GC) (collectively, the Named Executive Officers). As announced in Form 8-Ks filed on August 18, 2021, as amended on September 16, 2021, and on October 27, 2021, the Former GC ceased to serve as an executive officer effective September 10, 2021. In a Form 8-K filed on March 15, 2021, FHLBank announced that Jeff Kuzbel was named FHLBank's CFO, effective April 1, 2021.

In determining the appropriate total compensation package for our Named Executive Officers for 2021, we considered the principal objectives of our compensation program as: (1) attracting and retaining highly-qualified and talented individuals; and (2) motivating these individuals to achieve short- and long-term FHLBank-wide performance goals through incentive compensation.

In 2021, the Named Executive Officers did not receive an adjustment to base salary because of the market challenges associated with the COVID-19 pandemic. Named Executive Officers were eligible for incentive compensation achievable through our Executive Incentive Compensation Plan (EICP). The EICP provides cash-based annual incentives and deferred incentive awards, which promote the achievement of short- and long-term objectives. The achievement of both short- and long-term goals translated to incentive awards earned by our Named Executive Officers in recognition of their contribution to our overall performance and success.

Framework for Compensation Decisions: The Compensation, Human Resources and Inclusion Committee of the board of directors (Compensation Committee) oversees the compensation of the Named Executive Officers. The Compensation Committee’s responsibilities in 2021 included:
▪Advising the board of directors on the establishment of appropriate compensation, incentive and benefits programs, including the recommendation of performance goals for the EICP;
▪Approving the base salaries for the CFO, CAO, CRO, CIO and Former GC, as recommended by the CEO;
▪Approving the annual and deferred cash incentive awards of the CEO, CFO, CAO, CRO, CIO and Former GC; and
▪Recommending to the board of directors the base salary, including any salary adjustments, of the CEO.

Elements of Executive Compensation in 2021: To implement our compensation objectives, the elements of our 2021 compensation program for the Named Executive Officers included: (1) annual base salary; (2) annual and deferred cash incentive award opportunities under our EICP; (3) retirement and other benefits; (4) limited perquisites; and (5) potential payments upon termination or change in control.

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

For 2021 compensation, the Compensation Committee considered the competitiveness of the total compensation paid to our Named Executive Officers by reviewing comparative survey data obtained from the compensation consultant, McLagan Partners, Inc. (McLagan).

The Compensation Committee generally considers a market composite benchmark when making pay decisions regarding the Named Executive Officers. The market composite benchmark created by McLagan is pulled from a proprietary survey database and is calculated by considering three peer groups: (1) commercial banks with $20 billion or more in assets, including Federal Reserve Banks (excluding former “bulge bracket” investment banks); (2) other FHLBanks; and (3) publicly available proxy data for regional and community banks with assets between $10 billion and $20 billion. Additionally, in calculating the market composite benchmark, for the commercial banks' peer group, Divisional Heads are used as the relevant comparison at the median. For the other FHLBanks' peer group, overall Functional Heads are used at the median. For the third peer group, this only applies to the CEO and CFO positions reflected as the low quartile.

In addition to the FHLBanks, the following is a list of survey participants that were included by McLagan in the FHLBank Custom Compensation Survey that was used for the Named Executive Officers, excluding CEO and CFO, 2021 compensation review:

ABN AMRO	HSBC
AIB	Huntington Bancshares, Inc.
Ally Financial Inc.	ING
Arvest Bank	Intesa Sanpaolo
Australia & New Zealand Banking Group	Investors Bancorp, Inc.
Banco Bilbao Vizcaya Argentaria	JP Morgan Chase
Bank ABC	KBC Bank
Bank Hapoalim	KeyCorp

Bank of America	Lloyds Banking Group
Bank of Ireland	M&T Bank Corporation
Bank of New York Mellon	Macquarie Bank
Bank of Nova Scotia	Mitsubishi UFJ Trust
Bank of the West	MUFG Bank, Ltd.
Bayerische Landesbank	National Australia Bank
BBVA	Natixis
BBVA Compass	New York Community Bank
BMO Financial Group	Nomura Securities
BNP Paribas CIB	Nord/LB
BOK Financial Corporation	Nordea Bank
Brown Brothers Harriman	Northern Trust Corporation
Capital One	OCBC Bank
CIBC World Markets	OneMain Financial
CIT Group Inc.	People's United Financial, Inc.
Citigroup	PNC Bank
Citizens Financial Group	Regions Financial Corporation
City National Bank	Royal Bank of Canada
Comerica	Royal Bank of Scotland Group
Commerzbank	Sallie Mae
Commonwealth Bank of Australia	Santander Bank, N.A.
Crédit Agricole CIB	Siemens Financial Services
Credit Industriel et Commercial – N.Y.	Signature Bank – NY
Fannie Mae	Societe Generale
Federal Reserve Bank of Atlanta	Standard Chartered Bank
Federal Reserve Bank of Boston	State Street Corporation
Federal Reserve Bank of Chicago	Sterling National Bank
Federal Reserve Bank of Kansas City	Sumitomo
Federal Reserve Bank of Minneapolis	SVB Financial Group
Federal Reserve Bank of New York	Synovus Financial Corporation
Federal Reserve Bank of Richmond	TD Securities
Federal Reserve Bank of San Francisco	Texas Capital Bank
Federal Reserve Bank of St Louis	Truist
Fifth Third Bank	U.S. Bancorp
First Citizens Bank - NC	UMB Financial Corporation
First National Bank of Omaha	UniCredit Bank AG
First Republic Bank	Valley National Bancorp
First Tennessee Bank/ First Horizon	Webster Bank
Flagstar Bank	Wells Fargo Bank
Freddie Mac	Wintrust Financial Corporation
Frost Bank	Zions Bancorporation
Hancock Whitney Bank

The following is a list of regional and community banks with $10 billion to $20 billion in assets, which is the peer group used for the CEO and CFO 2021 compensation benchmarks:

Ameris Bancorp	Great Western Bancorp
Atlantic Union Bkshs Corp.	Heartland Financial USA Inc.
Axos Financial Inc.	Home BancShares Inc.
Bank of Hawaii Corp.	Hope Bancorp, Inc.
Banner Corp.	Independent Bank Corp.
Berkshire Hills Bancorp Inc.	Independent Bk Group Inc.
Cadence Bancorp.	International Bancshares Corp.
Cathay General Bancorp	Northwest Bancshares, Inc.
CenterState Bank Corp.	Pacific Premier Bancorp
Columbia Banking System Inc.	Renasant Corp.
Community Bank System Inc.	South State Corporation
Customers Bancorp Inc	TowneBank
CVB Financial Corp.	Trustmark Corp.
First Financial Bancorp.	United Bankshares Inc.
First Interstate BancSystem	United Community Banks Inc.
First Merchants Corp.	Washington Federal Inc.
First Midwest Bancorp Inc.	WesBanco Inc.
Glacier Bancorp Inc.	WSFS Financial Corp.

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

Annual Base Salary - A significant element of each Named Executive Officer’s total compensation is annual base salary, which is designed to reward our Named Executive Officers for past performance and their commitment to future performance and to serve as the foundation for competitive total compensation. Adjustments to annual base salaries for the Named Executive Officers are considered annually and made effective January 1st, following an analysis of our total compensation practices and FHLBank’s performance.

The Compensation Committee and the CEO determined that, with respect to the market challenges associated with the COVID-19 pandemic, it was appropriate not to adjust base pay for the Named Executive Officers for 2021. The Compensation Committee determined that the annual base salaries for each Named Executive Officer remained competitive with the salaries of comparable executive positions within financial institutions that are regarded as peers for purposes of providing guideposts for a competitive compensation analysis, as discussed in more detail previously under “Use of Benchmarks.”

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

To effectively motivate the Named Executive Officers to accomplish both short- and long-term goals that promote our performance, we believe that incentive awards must represent pay at risk. In other words, the administration of our incentive compensation plans must be such that awards are distributed only in exchange for accomplishing pre-established goals, recommended by the Compensation Committee and approved by the board of directors, and are distributed only in accordance with such achievement. In 2021, generally we achieved the pre-established goal targets. Goal attainment varied between the threshold, target, and optimum pre-established levels.

In the fourth quarter of 2020, goal metrics, metric performance ranges and metric weights for cash incentive award opportunities under the 2021 EICP were developed. The proposed performance objectives reflected the drivers of our business and mission and were based upon the Compensation Committee’s and management’s discussions with respect to our primary mission and stockholder perceptions of success. The Compensation Committee and management took steps intended to align the performance objectives to the Strategic Business Plan. The Compensation Committee reviewed and analyzed the proposed 2021 performance objectives, as appropriate, before submitting the objectives to the board of directors for approval.

For the Base Performance Period of January 1, 2021 to December 31, 2021, the board of directors approved a Total Base Opportunity equal to a percentage of each Named Executive Officer’s annual base salary at the beginning of the Base Performance Period. Certain Named Executive Officers have a greater and more direct impact than others on the success of FHLBank; therefore, these differences are recognized by varying the Total Base Opportunity for each Named Executive Officer. The Total Base Opportunity is the amount that may be earned for achieving performance levels under established Performance Measures and is comprised of the Cash Incentive and the Deferred Incentive. In the event FHLBank’s performance during the Base Performance Period results in the achievement of a Total Base Opportunity that exceeds 100 percent of a Participant’s base salary at the start of the Base Performance Period, the Target Document provides that the Total Base Opportunity shall be capped at 100 percent of the Participant’s base salary in accordance with regulatory restrictions. The Deferred Incentive is 50 percent of the Total Base Opportunity, which shall be deferred for the Deferral Performance Period, which is the three-year period from January 1, 2022 to December 31, 2024, over which FHLBank applies a six percent compounding interest rate per year, as further described below, and becomes payable after the end of the Deferral Performance Period, subject to review by the Director of the FHFA. The Cash Incentive is the portion of the Total Base Opportunity that is not the Deferred Incentive and becomes payable after the end of the Base Performance Period upon achievement of established Performance Measures, subject to review by the Director of the FHFA.

Awards under the EICP may be granted for achievement of Performance Measures corresponding to achievement levels, from threshold, to target, to optimum performance for each goal metric. Threshold represents the minimum achievement level; target represents the expected achievement level; and optimum represents the achievement level that substantially exceeds the target level. Awards may be earned for performance attainment within these achievement levels as a percentage of base salary that corresponds to actual performance. For performance that falls between any two levels of achievement, linear interpolation is used to ensure that the award is consistent with the level of performance achieved. Named Executive Officers may earn annual awards expressed as a percent of their base salary at the beginning of the Performance Period. Table 51 presents the Total Base Opportunity for each Named Executive Officer for each achievement level for the Base Performance Period:

Table 51

Position	Total Base Opportunity
	Threshold	Target	Optimum
CEO	37.5%	75.0%	112.5%
CFO and Former GC	30.0	60.0	90.0
CAO	27.5	55.0	82.5
CRO and CIO	25.0	50.0	75.0

The Total Base Opportunity Goal Metrics for 2021 are described in Table 52:

Table 52

Total Base Opportunity Goal Metric	Definition
Adjusted Return Spread on Total Regulatory Capital[1]	The spread between: (a) adjusted net income divided by the daily average total regulatory capital and (b) the average daily Overnight Federal funds effective rate (Fed Effective).
GAAP Return Spread on Total Regulatory Capital	The spread between: (a) GAAP net income divided by the daily average total regulatory capital; and (b) the Fed Effective rate.
Adjusted Net Income after Capital Charge	The dollar amount of adjusted net income as defined in the above metric that exceeds the cost of the required return on capital.
GAAP Net Income after Capital Charge	The dollar amount of GAAP net income that exceeds the cost of the required return on capital.
Member Product Utilization
Member product utilization is defined as the weighted average 2021 attainment in member utilization in each of three product categories: (1) Overnight Line of Credit or advances; (2) MPF Program; and (3) Letters of Credit.

Diversity and Inclusion
FHLBank’s Diversity and Inclusion (D&I) initiative is defined as the advancement of D&I, to the maximum extent possible in balance with financially safe and sound business practices, through inclusion and utilization of diverse-owned businesses as vendors and the inclusion of diverse individuals within its workforce, as defined in the D&I Policy, in all business activities of FHLBank. Points are awarded by achievement of the following (one point awarded for each): (1) Culture: 85 percent of business partners attend one D&I Awareness Activity and one D&I Training Event; (2) Workforce: Attain a workforce ratio of at least 11.75 percent business partners of color as of December 31, 2021; (3) Marketplace: Increase the number of viable and certified diverse suppliers in SupplierGATEWAY by 12; and (4) Marketplace: Participate in 10 outreach opportunities with diverse potential directors and/or in Workforce, Vendors, Capital Markets and/or with members.

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

1    As part of evaluating our financial performance and measuring EICP performance, we begin with the components of “adjusted income” and “adjusted ROE,” non-GAAP financial measures defined in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.” We adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on derivatives and hedging activities (excludes net interest settlements); and (3) unpredictable items, such as prepayment/yield maintenance fees, gains/losses on retirement of debt, gains/losses on mortgage loans held for sale, and gains/losses on securities. For measuring our EICP performance, we further adjust for other items excluded because they are not considered a part of our routine operations or ongoing business model, such as interest expense on mandatorily redeemable capital stock, amortization of derivative option costs and amortization/accretion of premium/discount on unswapped MBS classified as trading. This resulting EICP adjusted income, also a non-GAAP financial measure of income, is used to compute an EICP adjusted ROE that is then compared to the average overnight Federal funds effective rate with the difference referred to as EICP adjusted ROE spread.

The profit-oriented objectives of “Adjusted Return Spread on Total Regulatory Capital” and “Adjusted Net Income after Capital Charge” (non-GAAP financial measures) and “GAAP Return Spread on Total Regulatory Capital” and “GAAP Net Income after Capital Charge” were based on the belief that profitability is critical to the long-term viability of the organization. The “Member Product Utilization” objective reflects our desire to be our members’ preferred source of liquidity and funding for housing finance, community lending and financial management activities. We divided the member product objective to focus on Overnight Line of Credit or advances, the MPF Program, and Letters of Credit. The performance objective for “Diversity and Inclusion” establishes our commitment to advancing D&I. Finally, the “Risk Management” objectives were included in recognition of the impact that the Named Executive Officers have on management of business, compliance, credit, liquidity, market and operations risks and an effort to reward positive risk management performance as determined by the board of directors. We divided the risk management objectives to provide balance and focus in the amount of risk exposure we are willing to accept/retain in pursuit of stakeholder value.

The Total Base Opportunity available to Participants for the Financial Performance Goals shall be adjusted as reflected in Table 53 below if the daily average Total Regulatory Capital is below 4.75 percent for 2021. The Financial Performance Goals include the Adjusted Return Spread on Total Regulatory Capital, GAAP Return Spread on Total Regulatory Capital, Adjusted Net Income after Capital Charge, and GAAP Net Income after Capital Charge goals, which represent 40 percent of the Base Opportunity Metric Weights at Table 55.

Table 53

Daily Average Total Regulatory Capital	Financial Performance Goals Adjustment
≥4.75%	0%
≥4.70% and <4.75%	(25)%
≥4.65% and <4.70%	(50)%
≥4.60% and <4.65%	(75)%
<4.60%	(100)%

Award levels were set at Threshold, Target and Optimum percentages of annual base salary. Table 54 sets forth the specific annual goal performance ranges, the actual achievement levels, and the incentive payout for each of our Total Base Opportunity Goal Metrics in 2021:

Table 54

Total Base Opportunity Goal Metrics	Annual Performance Range			Actual Achievement	Incentive Payout[1]
	Threshold	Target	Optimum
Adjusted Return Spread on Total Regulatory Capital	4.47%	5.40%	6.33%	5.30%	94.62%
GAAP Return Spread on Total Regulatory Capital[2]	3.35%	4.85%	6.34%	5.96%	137.25%
Adjusted Net Income after Capital Charge	$94,760,000	$118,449,000	$142,139,000	$122,817,589	109.22%
GAAP Net Income after Capital Charge	$74,623,000	$106,604,000	$138,585,000	$140,441,327	150.00%
Member Product Utilization - Overnight Line of Credit or advances	54.75%	59.00%	63.25%	31.86%
Member Product Utilization - MPF Program	21.50%	23.00%	24.50%	24.34%	36.17%
Member Product Utilization - Letters of Credit	31.50%	32.75%	34.00%	30.68%
Diversity and Inclusion	Achieve 2 out of 4	Achieve 3 out of 4	Achieve 4 out of 4	4 of 4	150.00%
Risk Management – Market, Credit and Liquidity Risks (5.0 point scoring scale)	4.00	4.50	5.00	4.28	78.00%
Risk Management – Compliance, Business and Operations Risks (5.0 point scoring scale)	3.00	4.00	5.00	4.39	119.50%
TOTAL WEIGHTED AVERAGE INCENTIVE PAYOUT					103.06%

1    If the actual achievement is Optimum or higher, the incentive payout is capped at 150.00 percent.
2    Annual performance ranges have been updated to reflect revisions approved by the board of directors to align the ranges with the original intent and will differ from those included in the 2021 Executive Incentive Compensation Plan Targets document filed as Exhibit 10.16 to the 2020 Form 10-K.

We believe the goals incorporated into the EICP are indicative of our balanced approach to profitability and risk management. As reflected in Table 54, we achieved near Target for the Adjusted Return Spread on Total Regulatory Capital goal and exceeded Target for the GAAP Return Spread on Total Regulatory Capital and the Adjusted Net Income after Capital Charge goals. We achieved optimum for the GAAP Net Income after Capital Charge goal. For our Member Product Utilization goal, we exceeded Target for the MPF Program component, but were below Threshold for the Overnight Line of Credit or advances component and the Letters of Credit component. We exceeded Threshold performance for Market, Credit and Liquidity component of the Risk Management goals and exceeded Target for the Compliance, Business and Operations component of the Risk goals. We achieved Optimum for the Diversity and Inclusion goal in 2021.

Table 55 provides the metric weight for each Total Base Opportunity Goal Metric as a percent of the Total Base Opportunity for each Named Executive Officer in 2021:

Table 55

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

Table 56 presents the base salary, aggregate goal achievement, Total Base Opportunity, Cash Incentive and Deferred Incentive for each Named Executive Officer as calculated under the EICP for the Base Performance Period of January 1, 2021 to December 31, 2021 and the Deferral Performance Period, which is the three-year period from January 1, 2022 to December 31, 2024:

Table 56

Named Executive Officer	Base Salary	Incentive Percent of Base Salary	Total Base Opportunity	Cash Incentive[1]	Deferred Incentive
Mark E. Yardley, President & CEO	$725,000	77.29%	$560,365	$280,183	$280,182
Jeffrey B. Kuzbel, EVP & CFO	430,000	61.83	265,884	132,942	132,942
Sonia R. Betsworth, EVP & CAO	335,000	56.68	189,880	94,940	94,940
Martin L. Schlossman, Jr., SVP & CRO	328,500	51.53	169,269	84,635	84,634
Joe B. Edwards, SVP & CIO	318,000	51.53	163,859	81,930	81,929
Patrick C. Doran, Former GC	289,435	61.83	178,968	89,484	89,484

1    Cash Incentive is included as non-equity incentive plan compensation in Table 61 for all Named Executive Officers except for Mr. Doran. Mr. Doran's Cash Incentive is included as severance payments presented in the components of "All Other Compensation" in Table 62.

The final value of the Deferred Incentive portion of the Total Base Opportunity for the calendar year 2022 to calendar year 2024 is measured by applying a six percent interest credit, compounded annually, to the Deferred Incentive presented in Table 56, as long as FHLBank has an MVE of not less than 100 percent of TRCS outstanding, as of the last day of the Deferral Performance Period.

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

Under the EICP Targets for the 2019-2021 Deferral Performance Period, the achievement of base award opportunities is measured over a three-year performance period. The metric weight for the 2019-2021 performance goals as a percent of the total EICP award opportunity for all Named Executive Officers and the 2019-2021 goal achievement percentage is included in Table 57:

Table 57

Objective	Metric Weight	2019-2021
		Goal Achievement Percentage
Total Return	50.0%	125.00%
MVE/Total Regulatory Capital	50.0	75.00
Overall Payout Percentage	100.0%	100.00%

Based on the performance results, Table 58 presents the Final Deferred Incentive Award for the 2019-2021 Deferral Performance Period for each Named Executive Officer:

Table 58

Named Executive Officer	Deferred Incentive	Goal Achievement Percentage	Final Deferred Incentive Award[1]
Mark E. Yardley, President & CEO	$201,761	100.00%	$201,761
Sonia R. Betsworth, EVP & CAO	82,008	100.00	82,008
Martin L. Schlossman, Jr., SVP & CRO[2]	78,024	100.00	78,024
Joe B. Edwards, SVP & CIO	69,208	100.00	69,208
Patrick C. Doran, Former GC	101,725	100.00	101,725

1    The amount reflected is subject to Compensation Committee approval following completion of the calculation of award payable amounts and the non-disapproval of the FHFA and is included as non-equity incentive plan compensation in Table 61 for all Named Executive Officers except for Mr. Doran. Mr. Doran's Final Deferred Incentive Award is included as a severance payment presented in the components of “All Other Compensation” in Table 62.
2    The amount reflected for Mr. Schlossman, Jr. is based on the Non-NEO EICP for which the goal achievement percentage is the same as the NEO EICP for the 2019-2021 Deferral Performance Period.

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

Bonuses - On occasion, the Compensation Committee may elect to award a Named Executive Officer additional compensation in the form of a bonus in recognition of that Named Executive Officer's performance. In April 2021, Mr. Kuzbel, joined FHLBank as SVP and CFO and received a hiring bonus in the amount of $150,000 with the first $100,000 paid on April 15, 2021 in accordance with his offer letter, and the remaining $50,000 bonus to be paid on the first payroll date following completion of his first year of employment with FHLBank, subject to a clawback of the entire $150,000 bonus amount if Mr. Kuzbel’s employment with FHLBank ends within one year of the payment of the additional bonus.

Retirement and Other Benefits - In 2021, we maintained a comprehensive retirement program for our eligible employees comprised of two qualified retirement plans: (1) the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified multiple-employer defined-benefit plan (DB Plan), which was hard frozen December 31, 2019; and (2) the Federal Home Loan Bank of Topeka 401(k) Plan, a defined contribution retirement savings plan qualified under the Internal Revenue Code (IRC) for employees of FHLBank (DC Plan). In response to federal legislation, which imposed restrictions on the retirement benefits payable to our executives, we subsequently established a third retirement plan, the Benefit Equalization Plan (BEP) in order to maintain the competitive level of our total compensation for executive officers, including the Named Executive Officers. Generally, the BEP is characterized as a non-qualified “excess benefit” plan, which restores those retirement benefits that exceed the IRC limits applicable to the qualified DB Plan and DC Plan. In this respect, the BEP is an extension of our retirement commitment to our Named Executive Officers and other eligible highly compensated employees that preserves and restores the full pension and thrift benefits that, due to IRC limitations, are not payable from the qualified pension plans.

DB Plan - The board of directors resolved, effective December 31, 2019, to: (1) freeze the DB Plan to discontinue the future accrual of new benefits under the DB Plan; and (2) revise the BEP to cease any further accrual of pension benefit under the BEP (as described further below).

Our DB Plan covered all full-time employees of FHLBank as of January 1, 2009 who met the eligibility requirements of: (1) attainment of age 21; (2) completion of twelve months of employment; and (3) employed by FHLBank as of December 31, 2008, including certain of the Named Executive Officers. Employees were not fully vested until they completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available to a limited degree for those Named Executive Officers who were employed prior to a plan change in 2003. The benefits are not subject to offset for social security or any other retirement benefits received. In 2021, four of the Named Executive Officers (the CEO, CAO, CRO, and the Former GC) participated in the DB Plan, which required no contribution from those four Named Executive Officers.

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

DC Plan - The DC Plan is a tax-qualified, defined contribution plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations (see “BEP” below).

All employees who have met the eligibility requirements can choose to participate in the DC Plan. We match employee contributions based on the length of service and the amount of an employee’s contribution. These employer contributions are immediately 100 percent vested. During 2021, matching ratios for all employees, including the Named Executive Officers (with the exception of Mr. Kuzbel), under the DC Plan were as follows:

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

BEP - The BEP is an unfunded, nonqualified supplemental executive retirement plan that permits Named Executive Officers and certain other participants in the BEP to defer compensation and to receive matching contributions that would otherwise have been made or accrued under FHLBank’s DC Plan, as appropriate, but for the limitations imposed by the IRC. Each of the Named Executive Officers are participants in the BEP. As part of Mr. Kuzbel's offer letter, he is eligible to receive an employer contribution of 10 percent as though he were a tenured employee of FHLBank.

The BEP allows the Named Executive Officers to receive a rate of return based on our return on equity calculated for EICP purposes for the previous year. For 2021, the rate of return earned on the defined contribution portion of the BEP was 4.73 percent, which was our 2020 return on equity calculated for EICP purposes.

Named Executive Officers are at all times 100 percent vested in their defined contribution account balances of the BEP. In the event of unforeseen emergencies, they may request withdrawals equal to the lesser of the amounts necessary to meet their financial hardships or the amount of their account balances. As of December 31, 2021, each of the Named Executive Officers would be entitled to receive his or her respective balance of compensation deferred through participation under the BEP within ninety days of any such Named Executive Officer’s termination of employment due to death, disability or retirement and upon a change in control as defined in the BEP and in accordance with IRC Section 409A and applicable regulations. For each Named Executive Officer, these amounts are listed in Table 65 under the column titled “Aggregate Balance at Last FYE.”

As indicated above, the pension accrual benefit of the BEP ceased further accruals as of December 31, 2019.

Other benefits - We are also committed to providing competitive benefits designed to promote health and welfare for all employees (including their families), including the Named Executive Officers. We offer all employees a variety of benefits including insurance (medical, dental, vision, prescription drug, life, long-term disability and travel accident), short-term disability salary continuation, flexible spending accounts, health savings account, an employee assistance program and education benefits. The Named Executive Officers participate in these benefit programs on the same basis as all other eligible employees.

Perquisites - The board of directors views limited perquisites afforded to the Named Executive Officers as an element of the total compensation program. Any perquisites provided, however, are not intended to materially add to any Named Executive Officer’s compensation package and, as such, are provided to them primarily as a convenience associated with their respective duties and responsibilities. Examples of ongoing perquisites that were provided to the Named Executive Officers in 2021 include cell phone reimbursement, limited spousal travel and limited club dues. As part of Mr. Kuzbel's offer letter, he was eligible to receive a relocation stipend and relocation benefits (plus a tax gross up). Total perquisites to each Named Executive Officer are presented in Table 62.

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

Provided the requirements of the policy are met and the Named Executive Officer provides us an enforceable release, Table 59 presents the term and amounts that would have been payable to the Named Executive Officer under the Executive Officer Severance Policy as of December 31, 2021, or other effective policy, absent a qualifying event that would result in payments under the Change in Control Plan (see “Change in Control Plan” below):

Table 59

Officer	Months	Severance Amount[1]	COBRA[2]	Severance Total
Mark E. Yardley	12	$725,000	$20,254	$745,254
Jeffrey B. Kuzbel	6	215,000	14,697	229,697
Sonia R. Betsworth	6	167,500	10,039	177,539
Martin L. Schlossman, Jr.	6	164,250	14,477	178,727
Joe B. Edwards[3]	6	159,000	10,127	169,127

1    Severance Amount equals the number of months of base salary as described under the Executive Officer Severance Policy.
2    COBRA equals the number of months of medical, dental and vision coverage cost as described under the Executive Officer Severance Policy.
3     Mr. Edwards retired on January 7, 2022; consequently, the Severance Policy was no longer applicable to Mr. Edwards as of that date.

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

A Participant in the Change in Control Plan will receive in a cash lump sum, an amount that, when combined with any amount payable under an FHLBank severance policy, equals a compensation multiplier times the sum of: (1) the Participant’s then annualized base salary; and (2) an amount equal to the target Total Base Opportunity as reflected in FHLBank’s EICP Targets document for the year in which the change in control occurs. Participants at Tier 1 are subject to a compensation multiplier of 2.99, participants at Tier 2 are subject to a compensation multiplier of 2.0, and participants at Tier 3 are subject to a compensation multiplier of 1.0. A Participant is also eligible to receive the continuation of certain group health care benefits for a period of years equal to his or her compensation multiplier. The Compensation Committee approved the following Participants in the Change in Control Plan and their effective Tiers: CEO at Tier 1; CFO at Tier 2; and CAO at Tier 3.

Table 60 represents the elements of potential payments upon a Change in Control and the total amount that would be payable to the participating Named Executive Officers as of December 31, 2021 subject to FHLBank’s Change in Control Plan, as currently in effect:

Table 60

Officer	Severance Amount[1]	Incentive[2]	COBRA[3]	Change in Control Total
Mark E. Yardley	$2,167,750	$1,625,813	$60,763	$3,854,326
Jeffrey B. Kuzbel	860,000	516,000	58,787	1,434,787
Sonia R. Betsworth	335,000	184,250	20,079	539,329

1    Compensation multiplier times the annual base salary at year end as described under the Change in Control Plan.
2    Compensation multiplier times target Total Base Opportunity reflected in the 2021 EICP Targets as described in under the Change in Control Plan.
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

Why We Choose to Pay These Elements: We believe the Compensation Committee’s analyses described above provided an appropriate process to determine 2021 compensation levels for each Named Executive Officer that reasonably positions us to competitively manage our operations for success and to accomplish our mission.

The mix of compensation elements that comprised the total compensation of our Named Executive Officers in 2021 particularly allowed us to provide total compensation that we believe appropriately balanced reasonable guaranteed pay through carefully considered base salary determinations with additional at-risk cash compensation opportunities for the Named Executive Officers. This means that while we strived to match an appropriate level of compensation comparable to that reflected by our perceived peer groups and internal pay analysis through annual base salary and retirement benefits components, we also strived to provide a component of compensation that is at-risk in both the shorter term and the longer term. These at-risk awards represent an opportunity to reward our Named Executive Officers based on the achievement of both our annual and long-term performance goals and the discretion vested in our Compensation Committee.

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

The Compensation, Human Resources and Inclusion Committee
of the board of directors
Thomas H. Olson, Jr., Chair
Milroy A. Alexander
Robert E. Caldwell, II
G. Bridger Cox
Barry J. Lockard
Jeffrey R. Noordhoek
Mark W. Schifferdecker
Douglas E. Tippens

Table 61 presents the Summary Compensation Table for the Named Executive Officers for the years for which they represented Named Executive Officers of FHLBank.
Table 61

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation[1]	Change in Pension Value and Nonqualified Deferred Compensation Earnings[2]	All Other Compensation[3]	Total
Mark E. Yardley[4]	2021	$725,000	$—	$481,944	$407,337	$105,952	$1,720,233
President & CEO	2020	725,000	—	431,271	1,233,185	99,021	2,488,477
	2019	682,500	—	437,126	2,360,858	62,290	3,542,774
Jeffrey B. Kuzbel[5] EVP & CFO	2021	322,500	125,000	132,942	619	161,543	742,604
Sonia R. Betsworth[6]	2021	335,000	—	176,948	17,490	44,207	573,645
EVP & CAO	2020	335,000	—	144,967	540,074	45,145	1,065,186
	2019	324,200	—	187,491	889,388	25,588	1,426,667
Martin L Schlossman, Jr.[7] SVP & CRO	2021	328,500	—	162,659	4,211	42,668	538,038
Joe B. Edwards[8]	2021	318,000	—	151,138	6,615	32,446	508,199
SVP & CIO	2020	318,000	—	128,717	5,874	32,860	485,451
	2019	306,750	—	192,368	2,346	25,207	526,671
Patrick C. Doran[9]	2021	289,435	—	—	11,407	446,094	746,936
Former GC	2020	415,000	—	186,739	291,156	60,423	953,318
	2019	402,100	—	258,903	513,675	35,881	1,210,559

1    All compensation reported under “non-equity incentive plan compensation” represents performance awards earned pursuant to achievement of performance objectives under FHLBank’s EICP, subject to the approval of the Compensation Committee and not disapproved by the FHFA. The deferred compensation earned and the accrued component of the EICP for 2020 was reduced when paid in 2021, and the amounts in the table have been updated to reflect the actual amounts paid. The changes reflect immaterial corrections to represent actual amounts paid, which were paid in line with the final calculation of the performance metrics within the deferred incentive plan. The value decreased $91,804 from $523,075, $39,780 from $184,747, $42,797 from $171,514 and $55,392 from $242,131 for Mr. Yardley, Ms. Betsworth, Mr. Edwards and Mr. Doran, respectively.
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
3    The 2021 components of All Other Compensation are provided in Table 62.
4    Above market earnings attributable to the BEP for Mr. Yardley were $56,337, $65,185, and $48,858 for 2021, 2020, and 2019, respectively. The aggregate change in the value of Mr. Yardley’s accumulated benefit under FHLBank’s DB Plan was $111,000, $383,000, and $406,000 for 2021, 2020, and 2019, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $240,000, $785,000, and $1,906,000 for 2021, 2020, and 2019, respectively.
5    Above market earnings attributable to the BEP for Mr. Kuzbel were $619 for 2021.
6    Above market earnings attributable to the BEP for Ms. Betsworth were $17,490, $19,074, and $13,388 for 2021, 2020, and 2019, respectively. The aggregate change in the value of Ms. Betsworth's accumulated benefit under FHLBank’s DB Plan was $(62,000), $361,000 and $470,000 for 2021, 2020, and 2019, respectively. The aggregate change in the value of her accumulated benefit under the defined benefit portion of the BEP was $(18,000), $160,000 and $406,000 for 2021, 2020, and 2019, respectively.
7    Above market earnings attributable to the BEP for Mr. Schlossman, Jr. was $4,211 for 2021. The aggregate change in the value of Mr. Schlossman, Jr.'s accumulated benefit under FHLBank’s DB Plan was $(51,000) for 2021. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(16,000) for 2021.
8    Above market earnings attributable to the BEP for Mr. Edwards were $6,615, $5,874 and $2,346 in 2021, 2020, and 2019, respectively.
9    Above market earnings attributable to the BEP for Mr. Doran were $11,407, $15,196, and $10,675 for 2021, 2020, and 2019, respectively. The aggregate change in the value of Mr. Doran’s accumulated benefit under FHLBank’s DB Plan was $(22,000), $148,000 and $259,000 for 2021, 2020, and 2019, respectively. The aggregate change in the value of his accumulated benefit under the defined benefit portion of the BEP was $(13,000), $128,000, and $244,000 in 2021, 2020, and 2019, respectively. Mr. Doran ceased to serve as an executive officer on September 10, 2021 and is no longer an employee of FHLBank.

Table 62 presents the components of “All Other Compensation” for 2021 as summarized in Table 61.
Table 62

Named Executive Officer	Perquisites and Personal Benefits[1]	Gross-ups for Taxes	Life Insurance Premiums	Long Term and Individual Disability Premiums	FHLBank Contribution to DC Plan	FHLBank Contribution to Defined Contribution Portion of BEP	Severance Payments	Other Miscellaneous	Total All Other Compensation
Mark E. Yardley	$—	$—	$855	$8,912	$29,000	$66,871	$—	$314	$105,952
Jeffrey B. Kuzbel	127,367	261	368	1,492	—	30,458	—	1,597	161,543
Sonia R. Betsworth	—	—	573	697	17,719	23,701	—	1,517	44,207
Martin L. Schlossman, Jr.	—	—	562	683	18,018	21,892	—	1,513	42,668
Joe B. Edwards	—	—	544	661	29,000	1,927	—	314	32,446
Patrick C. Doran[2]	—	—	533	4,157	26,812	16,026	398,252	314	446,094

1    Perquisites and personal benefits are only included if more than $10,000 in aggregate for an individual. Perquisites and personal benefits for Mr. Kuzbel consist of an upfront relocation stipend of $25,000, additional relocation support of $98,931 and spousal travel of $3,436.
2    Severance payments for Mr. Doran represent salary continuation benefit payments of $125,564, $49,557 in health care benefits, an accrued vacation payout of $31,922, a non-equity incentive plan - cash incentive accrual of $89,484, and a deferred incentive accrual of $101,725, paid or accrued in accordance with his severance agreement.

Table 63 presents the Grants of Plan Based Awards Table for the Named Executive Officers.
Table 63

Name	Plan	Estimated Future Payouts Under Non‑Equity Incentive Plan Awards[1]
		Threshold	Target	Optimum
Mark E. Yardley	EICP-Cash Incentive	$135,938	$271,875	$407,813
President & CEO	EICP-Deferred Incentive Opportunity	135,937	271,875	407,812
Jeffrey B. Kuzbel[2]	EICP-Cash Incentive	64,500	129,000	193,500
EVP & CFO	EICP-Deferred Incentive Opportunity	64,500	129,000	193,500
Sonia R. Betsworth	EICP-Cash Incentive	46,063	92,125	138,188
EVP & CAO	EICP-Deferred Incentive Opportunity	46,062	92,125	138,187
Martin L. Schlossman, Jr.	EICP-Cash Incentive	41,063	82,125	123,188
SVP & CRO	EICP-Deferred Incentive Opportunity	41,062	82,125	123,187
Joe B. Edwards	EICP-Cash Incentive	39,750	79,500	119,250
SVP & CIO	EICP-Deferred Incentive Opportunity	39,750	79,500	119,250
Patrick C. Doran[3]	EICP-Cash Incentive	43,416	86,831	130,246
Former GC	EICP-Deferred Incentive Opportunity	43,415	86,831	130,246

1    Amounts reflected for the EICP represent the applicable range of estimated future payouts and do not represent amounts actually earned or awarded for the fiscal year ended December 31, 2021. Award amounts are calculated using the base salaries in effect on January 1 at the beginning of the performance period. The EICP-Cash Incentive, if any, are earned and vested at year end. Awards, if any, under the EICP-Deferred Incentive Opportunity are payable in the year following the end of the three-year performance period. See discussion under Annual and Deferred Cash Incentive Awards under this Item 11 for a description of the terms of the EICP and potential future payouts.
2     Per the terms of his offer letter, Mr. Kuzbel is eligible to earn incentive awards under the EICP based on his annual salary rather than an initial prorated salary amount.
3    Per the terms of his severance agreement, Mr. Doran may be entitled to future payments of the Deferred Incentive Opportunity. The 2021 EICP-Cash Incentive of $89,484 is included as severance payments presented in the components of “All Other Compensation” in Table 62.

Pension Benefits: Table 64 presents the 2021 Pension Benefits Table for the participating Named Executive Officers.
Table 64

Name	Plan Name	Number of Years of Credited Services	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Mark E. Yardley	Pentegra Defined Benefit Plan for Financial Institutions	30.000	$3,301,000	$—
President & CEO	FHLBank Benefit Equalization Plan	30.000	6,643,000	—
Sonia R. Betsworth	Pentegra Defined Benefit Plan for Financial Institutions	30.000	2,637,000	—
EVP & CAO	FHLBank Benefit Equalization Plan	30.000	1,134,000	—
Martin L. Schlossman, Jr.	Pentegra Defined Benefit Plan for Financial Institutions	18.083	1,193,000	—
SVP & CRO	FHLBank Benefit Equalization Plan	18.083	478,000	—
Patrick C. Doran	Pentegra Defined Benefit Plan for Financial Institutions	14.667	1,171,000	—
Former GC	FHLBank Benefit Equalization Plan	14.667	975,000	—

Deferred Compensation: Table 65 presents the 2021 Nonqualified Deferred Compensation Table for the participating Named Executive Officers. Our fiscal year (FY) is 2021, with a fiscal year end (FYE) of December 31, 2021.
Table 65

Name	Executive Contributions in Last FY1	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals / Distributions	Aggregate Balance at Last FYE[2]
Mark E. Yardley President & CEO	$69,870	$66,871	$85,959	$—	$1,912,119
Jeffrey B. Kuzbel EVP & CFO	28,666	30,458	945	—	60,069
Sonia R. Betsworth EVP & CAO	47,067	23,701	26,686	—	612,058
Martin L. Schlossman, Jr. SVP & CRO	59,258	21,892	6,425	—	181,668
Joe B. Edwards SVP & CIO	56,960	1,927	10,093	—	230,451
Patrick C. Doran Former GC	17,010	16,026	17,405	(464,697)	—

1    All amounts are also included in the salary column of Table 61.
2    The total amount reported as preferential (above market) earnings in the aggregate balance at last FYE reported as compensation to each Named Executive Officer in the Executive Group in our Summary Compensation Tables for previous years (2006-2020) was $329,644 for Mr. Yardley, $54,924 for Ms. Betsworth, $8,381 for Mr. Edwards and $59,877 for Mr. Doran. Mr. Kuzbel and Mr. Schlossman, Jr. were not Named Executive Officers for previous years. The amounts reported as preferential (above market) earnings for the current year are presented in Table 61.

CEO Pay Ratio: As required by Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median of the annual Total Compensation of all our employees except our CEO (the “Median Employee”), and the annual total compensation of Mr. Yardley, our CEO who is our principal executive officer. We identified the Median Employee in 2020 (see methodology below), and the identified Median Employee was used in last year’s disclosures. The identified Median Employee terminated employment during 2021. Per SEC guidance, we are permitted to use the median employee methodology for a period of three years. We used the original calculation from 2020 to identify a new Median Employee for 2021 because we believe there have been no material changes to our employee population or our employee compensation arrangements that would significantly affect our pay ratio disclosure. As a result, the new Median Employee presented herein has substantially similar compensation to the previously identified Median Employee.

Methodology used to determine the Median Employee
We identified the Median Employee by comparing the 2020 compensation (i.e., 2020 annual earnings and incentive earned for 2019 paid in 2020) for each of the employees who were employed by FHLBank on December 1, 2020, and ranking all 233 employees by that consistently applied compensation measure from lowest to highest, excluding the CEO. We next identified the initial median employee based on that calculation, and identified the five employees with 2020 compensation higher than that initial median employee and the five employees with 2020 compensation lower than that initial median employee, constituting a total pool of 11 employees (the “Identified Pool”). We then calculated the 2020 Total Compensation for each employee in the Identified Pool for 2021 in the same manner as “Total Compensation” for 2020 is shown for our CEO in the Summary Compensation Table (see Table 61), which includes among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at FHLBank. We ranked the 2020 Total Compensation for each employee in the Identified Pool from lowest to highest, and the median employee from the Identified Pool based on 2020 Total Compensation was identified as our Median Employee. The employees in the calculation included all full-time and part-time employees, and we annualized all such employees' earnings who were not employed by us for all of 2020. Interns and those employees retiring at the end of 2020 were not included in the calculation. As indicated above, this analysis was reviewed to identify the Median Employee reflected herein.

Methodology used to determine the CEO Pay Ratio for 2021
For the year ended December 31, 2021, the ratio of our CEO’s Total Compensation to the Total Compensation of our Median Employee was approximately 15:1. For the year ended December 31, 2021, the Total Compensation of the CEO, as reported in the Summary Compensation Table, was $1,720,233, and the Total Compensation of the Median Employee for the same year ended December 31, 2021 was $114,113. As a result of our methodology for determining the pay ratio, the estimated pay ratio reported above may not be comparable to the pay ratio of other companies in our industry or in other industries because other companies may rely on different methodologies or assumptions to determine an estimate of their pay ratio, or may make adjustments that we do not make. In addition, no two companies have identical employee populations or compensation programs. As such, our pay ratio should not be used as a basis for comparison between companies.

Director Compensation: Table 66 presents the Director Compensation Table for the persons who served on our board of directors during 2021.
Table 66

Name	Fees Earned or Paid in Cash	Nonqualified Deferred Compensation Earnings[1]	Total
Donald R. Abernathy, Jr.	$112,500	$1,254	$113,754
Milroy A. Alexander	122,500	2,146	124,646
Robert E. Caldwell, II	122,500	1,292	123,792
G. Bridger Cox	142,500	8,040	150,540
Holly Johnson	112,500		112,500
Lynn Katzfey	112,500		112,500
Jane C. Knight	112,500	3,694	116,194
Barry J. Lockard	112,500		112,500
Richard S. Masinton	34,904	8,279	43,183
Craig A. Meader	112,500		112,500
L. Kent Needham	122,500	2,900	125,400
Jeffrey R. Noordhoek	112,500		112,500
Mark J. O’Connor	122,500		122,500
Thomas H. Olson, Jr.	119,623		119,623
Mark W. Schifferdecker	122,500		122,500
Douglas E. Tippens	112,500	12,588	125,088
Gregg Vandaveer	112,500	8,645	121,145
Paul E. Washington	56,404		56,404

1    Nonqualified deferred compensation earnings represents above market earnings attributable to the BEP, which are calculated by multiplying the nonqualified deferred compensation average balance of the applicable year by the average rate of return in excess of the long-term applicable Federal rate (120 percent compounded quarterly) published by the IRS.

Director Fees - The board of directors establishes on an annual basis a board of directors Compensation Policy governing compensation for Board meeting attendance. Our 2021 Board of Directors Compensation Policy (2021 Policy) was adopted October 30, 2020 and became effective January 1, 2021. This policy was established in accordance with the Bank Act and FHFA regulations that were amended in 2008 to remove the statutory cap on director compensation. The applicable statutes and regulations allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the FHFA to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the FHFA determines are not reasonable. In order to compensate them for their time while serving as directors, our 2021 Policy provided that each director shall be paid one-fourth of his or her maximum annual compensation provided for in the policy following the end of each calendar quarter. The quarterly payment can be reduced for reasons specified in the policy.

In determining reasonable compensation for our directors, we participated in an FHLBank System review of director compensation in 2019, which included a study prepared by McLagan. FHLBank director compensation that was established by the Board under the 2021 Policy reflected this analysis. The 2021 Policy established annual compensation limits of $142,500 for the Chair, $122,500 for the Vice-Chair and Committee Chairs and $112,500 for all other directors. Additionally, an individual serving as a Vice Chair of the Board was also entitled to an increase of $5,000 in his or her maximum annual compensation in the event the individual served as both Vice Chair of the Board and a Committee Chair. Similar to NEOs, no adjustments were made to director fees in 2021.

The board of directors adopted a 2022 Board of Directors Compensation Policy (2022 Policy) governing compensation for board meeting attendance on September 24, 2021. The 2022 Policy is similar to the 2021 Policy, and no adjustments to the board of directors established annual compensation limits were made. In addition to the Maximum Annual Compensation reflected in the policy, a director may also realize the benefit of reasonable spousal or guest travel expenses that qualify as perquisites as set forth in the Directors and Executive Officers Travel Policy, for one meeting per calendar year, as designated by the Chair of the board of directors. The board of directors also adopted revisions to the BEP effective January 1, 2018, discussed above and as disclosed in the Form 8-K filed on February 5, 2018, which allows Directors the opportunity to defer Director compensation, up to 100 percent.

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

Table 67 presents information on member institutions holding five percent or more of the total outstanding capital stock, which includes mandatorily redeemable capital stock, of FHLBank as of February 28, 2022. No affiliated officer or director of these stockholders currently serves on our board of directors.
Table 67

Member Institutions Holding 5 Percent or More Capital Stock
Borrower Name	Address	City	State	Number of Shares	Percent of Total
MidFirst Bank	501 NW Grand Blvd	Oklahoma City	OK	4,806,375	26.3%
BOKF, NA	1 Williams Center-BOK Tower 16 SW	Tulsa	OK	1,858,760	10.2
Capitol Federal Savings Bank	700 S Kansas Ave	Topeka	KS	1,667,163	9.1
TOTAL				8,332,298	45.6%

Additionally, because of the fact that a majority of our board of directors is nominated and elected from our membership (“member directors”), these member directors are officers or directors of member institutions that own our capital stock. Table 68 presents total outstanding capital stock, which includes mandatorily redeemable capital stock, held as of February 28, 2022, for member institutions whose affiliated officers or directors currently serve on our board of directors:
Table 68

Total Capital Stock Outstanding to Member Institutions whose Officers or Directors Serve as a Director
Borrower Name	Address	City	State	Number of Shares	Percent of Total
FirstBank	10403 W Colfax Ave	Lakewood	CO	68,886	0.4%
GNBank, NA	100 E Forest	Girard	KS	50,312	0.3
Cornhusker Bank	8310 O Street	Lincoln	NE	36,907	0.2
NebraskaLand Bank	1400 S Dewey Street	North Platte	NE	17,702	0.1
Points West Community Bank	1291 Main Street	Windsor	CO	11,830	0.1
Citizens Bank & Trust Co of Ardmore	1100 N Commerce Street	Ardmore	OK	8,997	0.1
Legacy Bank	101 W Main Street	Hinton	OK	6,500	—
BancFirst	100 N Broadway Ave	Oklahoma City	OK	6,500	—
First National Bank of Kansas	600 N 4th Street	Burlington	KS	5,827	—
First Security Bank	312 Maple Street	Overbrook	KS	2,504	—
Bank of Estes Park	255 Park Lane	Estes Park	CO	1,502	—
Nebraska State Bank	218 Main Street	Oshkosh	NE	1,100	—
Impact Development Fund	200 E. 7th Street, Suite 412	Loveland	CO	494	—
TOTAL				219,061	1.2%

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

See Item 11 - “Executive Compensation” for a discussion of the compensation of our Named Executive Officers and directors.

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

Item 14: Principal Accountant Fees and Services
Prior to approving PricewaterhouseCoopers LLP as our independent accountants for 2021, the Audit Committee considered whether PricewaterhouseCoopers LLP’s provision of services other than audit services is compatible with maintaining the accountants’ independence. The Audit Committee’s policy is to pre-approve all audit, audit-related, and permissible non-audit services provided by our independent accountants. The Audit Committee pre-approved all such services provided by the independent accountants during 2021 and 2020. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent accountants and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent accountants in accordance with its pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Table 69 sets forth the aggregate fees we were billed for the years ended December 31, 2021 and 2020 by our external accounting firm, PricewaterhouseCoopers LLP (in thousands):
Table 69

	2021	2020
Audit fees	$866	$902
Audit-related fees	61	72
Tax fees	—	—
All other fees	1	1
TOTAL	$928	$975

Audit fees during the years ended December 31, 2021 and 2020 were for professional services rendered for the audits of our annual financial statements and review of financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10‑Q.

Audit-related fees during the years ended December 31, 2021 and 2020 were for discussions regarding miscellaneous accounting-related matters.

We are assessed our proportionate share of the costs of operating the Office of Finance, which includes the expenses associated with the annual audits of the combined financial statements of the 11 FHLBanks. The audit fees for the combined financial statements are billed directly by PricewaterhouseCoopers LLP to the Office of Finance and we are assessed our proportionate share of these expenses. In 2021 and 2020, we were assessed $42,000 and $40,000, respectively, for the costs associated with PricewaterhouseCoopers LLP’s audits of the combined financial statements for those years. These assessments are not included in the table above.

Section 1433 of the Bank Act provides that we and the other FHLBanks are exempt from all federal, state and local taxation, with the exception of real property tax. Therefore, no tax consultation fees were paid to our external accounting firm during the years ended December 31, 2021 and 2020.

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
b)    Exhibits.
We have incorporated by reference certain exhibits as specified below pursuant to Rule 12b-32 under the Exchange Act.

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004) (the “Form 10 Registration Statement”), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed September 30, 2021, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the 2019 Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.1.
4.2	Exhibit 4.2 to the 2019 Annual Report on Form 10-K, filed March 20, 2020, Description of Securities - Supplement to the Federal Home Loan Bank of Topeka Capital Plan, is incorporated herein by reference as Exhibit 4.2.
10.1*	Exhibit 10.1 to the Current Report on Form 8-K, filed December 18, 2020, Federal Home Loan Bank of Topeka Benefit Equalization Plan, is incorporated herein by reference as Exhibit 10.1.
10.2	Exhibit 10.4 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Agreement, is incorporated herein by reference as Exhibit 10.2.
10.2.1	Exhibit 10.4.1 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Lease Amendment, is incorporated herein by reference as Exhibit 10.2.1.
10.2.2	Exhibit 10.4.2 to the Form 10 Registration Statement, Federal Home Loan Bank of Topeka Office Complex Second Lease Amendment, is incorporated herein by reference as Exhibit 10.2.2.
10.2.3	Exhibit 10.2.3 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Office Complex Third Lease Amendment, is incorporated herein by reference as Exhibit 10.2.3
10.2.4	Exhibit 10.2.4 to the 2017 Annual Report on Form 10-K, filed March 15, 2018, Federal Home Loan Bank of Topeka Office Complex Fourth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.4.
10.2.5	Exhibit 10.1 to the Current Report on Form 8-K, filed January 31, 2018, Federal Home Loan Bank of Topeka Office Complex Fifth Lease Amendment, is incorporated herein by reference as Exhibit 10.2.5.
10.3	Exhibit 10.3 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Specific Pledge), is incorporated herein by reference as Exhibit 10.3.
10.4	Exhibit 10.4 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Federal Home Loan Bank of Topeka Form of Advance, Pledge and Security Agreement (Blanket Pledge), is incorporated herein by reference as Exhibit 10.4.
10.5	Exhibit 10.6 to the 2013 Annual Report on Form 10-K, filed March 14, 2014, Federal Home Loan Bank of Topeka Form of Confirmation of Advance, is incorporated herein by reference as Exhibit 10.5.
10.6	Exhibit 10.1 to the Current Report on Form 8-K, filed June 23, 2017, Bond Trust Indenture dated as of June 1, 2017, between Shawnee County, Kansas and BOKF, N.A., is incorporated herein by reference as Exhibit 10.6.
10.7
Exhibit 10.2 to the Current Report on Form 8-K, filed June 23, 2017, Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.7.

10.8	Exhibit 10.3 to the Current Report on Form 8-K, filed June 23, 2017, Base Lease Agreement dated as of June 1, 2017, between Shawnee County, Kansas and Federal Home Loan Bank of Topeka, is incorporated herein by reference as Exhibit 10.8.
10.9	Exhibit 10.26 to the 2016 Annual Report on Form 10-K, filed March 9, 2017, Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, is incorporated herein by reference as Exhibit 10.9.
10.10*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 16, 2022, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.10.
10.11*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017, Federal Home Loan Bank of Topeka 2017 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.11.
10.12*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2018, Federal Home Loan Bank of Topeka 2018 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.12.

Exhibit No.	Description
10.13*	Exhibit 10.2 to the Current Report on Form 8-K, filed January 8, 2019, Federal Home Loan Bank of Topeka 2019 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.13.
10.14*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2020, Federal Home Loan Bank of Topeka 2020 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.14.
10.15*	Exhibit 10.1 to the Current Report on Form 8-K, filed February 2, 2021, Federal Home Loan Bank of Topeka 2021 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.15.
10.16*	Exhibit 10.2 to the Current Report on Form 8-K, filed February 16, 2022, Federal Home Loan Bank of Topeka 2022 Executive Incentive Compensation Plan Targets, is incorporated herein by reference as Exhibit 10.16.
10.17*	Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2015, Federal Home Loan Bank of Topeka Change in Control Plan, is incorporated herein by reference as Exhibit 10.17.
10.18*	Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2018, Federal Home Loan Bank of Topeka Executive Officer Severance Policy, is incorporated herein by reference as Exhibit 10.18.
10.19*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 24, 2020 Federal Home Loan Bank of Topeka 2021 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.19.
10.20*	Exhibit 10.1 to the Current Report on Form 8-K, filed November 9, 2021, Federal Home Loan Bank of Topeka 2022 Board of Directors Compensation Policy, is incorporated herein by reference as Exhibit 10.20.
10.21*	Exhibit 10.1 to the Current Report on Form 8-K, filed June 30, 2016, Form of Director Indemnification Agreement, is incorporated herein by reference as Exhibit 10.21.
10.22*	Exhibit 10.2 to the Current Report on Form 8-K, filed June 30, 2016, Form of Officer Indemnification Agreement, is incorporated herein by reference as Exhibit 10.22.
10.23*	Federal Home Loan Bank of Topeka Non-NEO Executive Incentive Compensation Plan.
10.24*	Federal Home Loan Bank of Topeka 2018 Non-NEO Executive Incentive Compensation Plan Targets.
10.25*	Federal Home Loan Bank of Topeka 2019 Non-NEO Executive Incentive Compensation Plan Targets.
10.26*	Federal Home Loan Bank of Topeka 2020 Non-NEO Executive Incentive Compensation Plan Targets.
10.27*	Exhibit 10.1 to the Current Report on Form 8-K, filed October 27, 2021, Severance Agreement and General Release,
entered into on October 19, 2021, with Mr. Doran, is incorporated by reference as Exhibit 10.27.
10.28*	Exhibit 10.1 to the Current Report on Form 8-K, filed January 8, 2019, Executive Incentive Compensation Plan, is incorporated herein by reference as Exhibit 10.28.
14.1	Federal Home Loan Bank of Topeka Code of Ethics.
24.1	Power of Attorney.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Federal Home Loan Bank of Topeka Audit Committee Charter.
99.2	Federal Home Loan Bank of Topeka Audit Committee Report.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Represents a management contract or a compensatory plan or arrangement.
**    The financial information contained in these XBRL documents is unaudited.

Item 16: Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

March 21, 2022	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/Mark E. Yardley	President and Chief Executive Officer	March 21, 2022
Mark E. Yardley	(principal executive officer)

/s/Jeffrey B. Kuzbel	Executive Vice President and Chief Financial Officer	March 21, 2022
Jeffrey B. Kuzbel	(principal financial officer)

/s/Denise L. Cauthon	Senior Vice President and Chief Accounting Officer	March 21, 2022
Denise L. Cauthon	(principal accounting officer)

/s/G. Bridger Cox[1]	Chair of the Board of Directors	March 21, 2022
G. Bridger Cox

/s/Robert E. Caldwell, II1	Vice Chair of the Board of Directors	March 21, 2022
Robert E. Caldwell, II

/s/Donald R. Abernathy, Jr.[1]	Director	March 21, 2022
Donald R. Abernathy, Jr.

/s/Milroy A. Alexander[1]	Director	March 21, 2022
Milroy A. Alexander

/s/Michael B. Jacobson[1]	Director	March 21, 2022
Michael B. Jacobson

/s/Holly Johnson[1]	Director	March 21, 2022
Holly Johnson

/s/Lynn Jenkins Katzfey[1]	Director	March 21, 2022
Lynn Jenkins Katzfey

/s/Jane C. Knight[1]	Director	March 21, 2022
Jane C. Knight

/s/Barry Lockard[1]	Director	March 21, 2022
Barry Lockard

/s/Craig A. Meader[1]	Director	March 21, 2022
Craig A. Meader

/s/L. Kent Needham[1]	Director	March 21, 2022
L. Kent Needham

/s/Jeffrey R. Noordhoek[1]	Director	March 21, 2022
Jeffrey R. Noordhoek

/s/Mark J. O’Connor[1]	Director	March 21, 2022
Mark J. O’Connor

/s/Thomas H. Olson, Jr.[1]	Director	March 21, 2022
Thomas H. Olson, Jr.

/s/Mark W. Schifferdecker[1]	Director	March 21, 2022
Mark W. Schifferdecker

/s/Douglas E. Tippens[1]	Director	March 21, 2022
Douglas E. Tippens

/s/Paul E. Washington[1]	Director	March 21, 2022
Paul E. Washington
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

Management of the FHLBank assessed the effectiveness of the FHLBank’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation under the COSO framework, management has concluded that the FHLBank’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the FHLBank’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the FHLBank’s independent registered public accounting firm, as stated in their accompanying report.

/s/Mark E. Yardley
Mark E. Yardley
President and Chief Executive Officer

/s/Jeffrey B. Kuzbel
Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of the
Federal Home Loan Bank of Topeka

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of the Federal Home Loan Bank of Topeka (the “FHLBank”) as of December 31, 2021 and 2020, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the FHLBank's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the FHLBank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Related Derivatives and Hedged Items

As described in Notes 7 and 15 to the financial statements, the FHLBank uses derivatives to manage its exposure to interest-rate risks and reduce funding costs, among other objectives. The total notional amount of derivatives as of December 31, 2021 was $21 billion, of which 88% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $157 million and $5 million, respectively. The fair values of interest-rate related derivatives and hedged items are generally estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. The discounted cash flow model uses market observable inputs such as discount rate, forward interest rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate related derivatives and hedged items is a critical audit matter are the significant audit effort in evaluating the discount rate, forward interest rate, and volatility assumptions used to fair value these derivatives and hedged items, and the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate related derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 21, 2022

We have served as the FHLBank’s auditor since 1990.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2021	12/31/2020
ASSETS
Cash and due from banks (Note 3)	$25,841	$4,570,415
Interest-bearing deposits (Note 4)	693,249	760,297
Securities purchased under agreements to resell (Notes 4, 11)	1,500,000	2,600,000
Federal funds sold (Note 4)	3,360,000	1,780,000

Investment securities:
Trading securities (Note 4)	2,339,955	2,623,376
Available-for-sale securities, amortized cost of $7,644,496 and $6,696,114 (Note 4)	7,719,185	6,741,310
Held-to-maturity securities, fair value of $450,771 and $2,750,116 (Note 4)	446,185	2,746,992
Total investment securities	10,505,325	12,111,678

Advances (Notes 5, 17)	23,484,288	21,226,823
Mortgage loans held for portfolio, net of allowance for credit losses of $5,317 and $5,177 (Notes 6, 17)	8,135,046	9,205,207
Accrued interest receivable	78,032	97,718
Derivative assets, net (Notes 7, 11)	156,926	148,868
Other assets (Note 16)	82,531	90,706

TOTAL ASSETS	$48,021,238	$52,591,712

LIABILITIES
Deposits (Notes 8, 17)	$946,207	$1,229,361

Consolidated obligations, net:
Discount notes (Notes 9, 16)	6,568,989	10,882,417
Bonds (Notes 9, 16)	37,630,609	37,648,077
Total consolidated obligations, net	44,199,598	48,530,494

Mandatorily redeemable capital stock (Note 12)	582	1,624
Accrued interest payable	42,753	45,575
Affordable Housing Program payable (Note 10)	42,224	41,129
Derivative liabilities, net (Notes 7, 11)	4,580	4,404
Other liabilities (Notes 14, 16)	71,028	71,358

TOTAL LIABILITIES	45,306,972	49,923,945

Commitments and contingencies (Note 16)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION
(In thousands, except par value)
	12/31/2021	12/31/2020
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,342 and 4,122 shares issued and outstanding) (Notes 12, 17)	$234,190	$412,225
Class B ($100 par value; 12,651 and 11,618 shares issued and outstanding) (Notes 12, 17)	1,265,111	1,161,779
Total capital stock	1,499,301	1,574,004

Retained earnings:
Unrestricted	852,408	793,331
Restricted (Note 12)	290,242	258,124
Total retained earnings	1,142,650	1,051,455

Accumulated other comprehensive income (loss) (Note 13)	72,315	42,308

TOTAL CAPITAL	2,714,266	2,667,767

TOTAL LIABILITIES AND CAPITAL	$48,021,238	$52,591,712

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2021	2020	2019
INTEREST INCOME:
Interest-bearing deposits	$943	$6,092	$19,801
Securities purchased under agreements to resell	1,672	17,812	104,397
Federal funds sold	2,146	5,050	32,834
Trading securities	64,657	74,555	87,534
Available-for-sale securities	44,239	54,311	116,866
Held-to-maturity securities	7,777	33,283	105,099
Advances	129,586	268,051	716,199
Mortgage loans held for portfolio	211,770	280,708	304,582
Other	938	1,211	1,440
Total interest income	463,728	741,073	1,488,752

INTEREST EXPENSE:
Deposits	400	1,802	9,820
Consolidated obligations:
Discount notes	5,481	123,124	532,155
Bonds	160,173	363,896	689,275
Mandatorily redeemable capital stock	19	59	139
Other	1,007	1,180	1,299
Total interest expense	167,080	490,061	1,232,688

NET INTEREST INCOME	296,648	251,012	256,064
Provision (reversal) for credit losses on mortgage loans	(750)	(716)	387
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	297,398	251,728	255,677

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(84,089)	78,142	70,261
Net gains (losses) on sale of available-for-sale securities	—	1,523	—
Net gains (losses) on sale of held-to-maturity securities	—	—	(46)
Net gains (losses) on derivatives	30,402	(129,445)	(57,623)
Standby bond purchase agreement commitment fees	2,505	2,257	2,283
Letters of credit fees	6,136	6,297	4,832
Other	3,612	1,078	3,266
Total other income (loss)	(41,434)	(40,148)	22,973

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME
(In thousands)
	Year Ended December 31,
	2021	2020	2019
OTHER EXPENSES:
Compensation and benefits	$41,125	$39,883	$37,848
Other operating	19,557	18,689	19,519
Federal Housing Finance Agency	4,743	4,178	3,460
Office of Finance	4,503	4,062	3,700
Mortgage loans transaction service fees	6,401	7,819	6,938
Other	1,200	5,776	1,351
Total other expenses	77,529	80,407	72,816

INCOME BEFORE ASSESSMENTS	178,435	131,173	205,834

Affordable Housing Program	17,845	13,123	20,597

NET INCOME	$160,590	$118,050	$185,237

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Net income	$160,590	$118,050	$185,237

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	29,493	18,408	7,720
Defined benefit pension plan	514	(886)	1,373
Total other comprehensive income (loss)	30,007	17,522	9,093

TOTAL COMPREHENSIVE INCOME (LOSS)	$190,597	$135,572	$194,330

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2018	2,473	$247,361	12,772	$1,277,176	15,245	$1,524,537	$716,555	$197,467	$914,022	$15,693	$2,454,252
Comprehensive income							148,190	37,047	185,237	9,093	194,330
Proceeds from issuance of capital stock	18	1,804	14,039	1,403,916	14,057	1,405,720					1,405,720
Repurchase/redemption of capital stock	(7,130)	(713,027)	(2,661)	(266,112)	(9,791)	(979,139)					(979,139)
Net reclassification of shares to mandatorily redeemable capital stock	(1,387)	(138,681)	(1,452)	(145,150)	(2,839)	(283,831)					(283,831)
Net transfer of shares between Class A and Class B	10,502	1,050,153	(10,502)	(1,050,153)	—	—					—
Dividends on capital stock (Class A - 2.4%, Class B - 7.5%):
Cash payment							(281)		(281)		(281)
Stock issued			992	99,169	992	99,169	(99,169)		(99,169)		—
Balance at December 31, 2019	4,476	447,610	13,188	1,318,846	17,664	1,766,456	765,295	234,514	999,809	24,786	2,791,051
Adjustment for cumulative effect of accounting change							(6,123)	—	(6,123)		(6,123)
Comprehensive income							94,440	23,610	118,050	17,522	135,572
Proceeds from issuance of capital stock	22	2,270	21,126	2,112,552	21,148	2,114,822					2,114,822
Repurchase/redemption of capital stock	(1,697)	(169,719)	(1,094)	(109,407)	(2,791)	(279,126)					(279,126)
Net reclassification of shares to mandatorily redeemable capital stock	(10,715)	(1,071,524)	(10,272)	(1,027,175)	(20,987)	(2,098,699)					(2,098,699)
Net transfer of shares between Class A and Class B	12,036	1,203,588	(12,036)	(1,203,588)	—	—					—
Partial recovery of prior capital distribution to Financing Corporation							10,543		10,543		10,543
Dividends on capital stock (Class A - 0.8%, Class B - 5.8%):
Cash payment							(273)		(273)		(273)
Stock issued			706	70,551	706	70,551	(70,551)		(70,551)		—
Balance at December 31, 2020	4,122	412,225	11,618	1,161,779	15,740	1,574,004	793,331	258,124	1,051,455	42,308	2,667,767
Comprehensive income							128,472	32,118	160,590	30,007	190,597
Proceeds from issuance of capital stock	36	3,616	16,807	1,680,705	16,843	1,684,321					1,684,321
Repurchase/redemption of capital stock	(10,335)	(1,033,507)	(1,247)	(124,673)	(11,582)	(1,158,180)					(1,158,180)
Net reclassification of shares to mandatorily redeemable capital stock	(5,423)	(542,379)	(1,276)	(127,605)	(6,699)	(669,984)					(669,984)
Net transfer of shares between Class A and Class B	13,942	1,394,235	(13,942)	(1,394,235)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.6%):
Cash payment							(255)		(255)		(255)
Stock issued			691	69,140	691	69,140	(69,140)		(69,140)		—
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,590	$118,050	$185,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(15,563)	(54,707)	(10,559)
Concessions on consolidated obligations	5,694	26,485	12,376
Premiums and discounts on investments, net	14,116	18,636	10,567
Premiums, discounts and commitment fees on advances, net	(5,179)	(4,846)	(1,606)
Premiums, discounts and deferred loan costs on mortgage loans, net	50,188	66,476	29,566
Fair value adjustments on hedged assets or liabilities	3,767	4,802	3,385
Premises, software and equipment	3,285	3,339	3,127
Other	531	291	334
Provision (reversal) for credit losses on mortgage loans	(750)	(716)	387
Non-cash interest on mandatorily redeemable capital stock	17	58	137
Net realized (gains) losses on sale of available-for-sale securities	—	(1,523)	—
Net realized (gains) losses on sale of held-to-maturity securities	—	—	46
Net realized (gains) losses on disposal of premises, software and equipment	13	3,471	(2)
Other adjustments, net	(335)	4,318	(188)
Net (gains) losses on trading securities	84,089	(78,142)	(70,261)
Net change in derivatives and hedging activities	239,455	(224,167)	(107,537)
(Increase) decrease in accrued interest receivable	19,699	46,325	(34,587)
Change in net accrued interest included in derivative assets	(6,628)	31,310	(1,247)
(Increase) decrease in other assets	173	(21)	3,135
Increase (decrease) in accrued interest payable	(2,822)	(72,006)	29,475
Change in net accrued interest included in derivative liabilities	(8,149)	1,992	4,700
Increase (decrease) in Affordable Housing Program liability	1,095	(1,898)	(54)
Increase (decrease) in other liabilities	(342)	(64)	933
Total adjustments	382,354	(230,587)	(127,873)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	542,944	(112,537)	57,364

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$205,509	$(57,502)	$(428,403)
Net (increase) decrease in securities purchased under resale agreements	1,100,000	2,150,000	(3,498,904)
Net (increase) decrease in Federal funds sold	(1,580,000)	(930,000)	(800,000)
Proceeds from sale of trading securities	—	275,186	19,184
Proceeds from maturities of and principal repayments on trading securities	2,299,333	817,141	3,269,002
Purchases of trading securities	(2,100,000)	(825,000)	(3,879,375)
Proceeds from sale of available-for-sale securities	—	289,045	—
Proceeds from maturities of and principal repayments on available-for-sale securities	2,393,669	827,813	11,846
Purchases of available-for-sale securities	(1,558,584)	(430,610)	(5,329,326)
Proceeds from sale of held-to-maturity securities	—	—	9,442
Proceeds from maturities of and principal repayments on held-to-maturity securities	330,258	821,718	875,027
Purchases of held-to-maturity securities	(45,000)	—	—
Advances repaid	494,697,338	392,881,159	322,056,867
Advances originated	(497,153,655)	(383,664,775)	(323,451,173)
Principal collected on mortgage loans	3,159,747	4,085,162	1,676,691
Purchases of mortgage loans	(2,142,818)	(2,738,299)	(3,927,543)
Proceeds from sale of foreclosed assets	1,341	1,071	2,378
Other investing activities	3,568	3,336	3,120
Purchases of premises, software and equipment	(1,208)	(590)	(1,576)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(390,502)	13,504,855	(13,392,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(283,454)	438,821	239,562
Net proceeds from issuance of consolidated obligations:
Discount notes	265,126,314	630,992,025	818,115,910
Bonds	40,017,798	47,968,831	24,700,487
Payments for maturing and retired consolidated obligations:
Discount notes	(269,439,854)	(647,521,949)	(811,278,050)
Bonds	(39,950,150)	(42,349,800)	(16,686,500)
Proceeds from financing derivatives	—	3,470	3,329
Net interest payments received (paid) for financing derivatives	(22,513)	(16,885)	1,597
Proceeds from issuance of capital stock	1,684,321	2,114,822	1,405,720
Payments for repurchase/redemption of capital stock	(1,158,180)	(279,126)	(979,139)
Payments for repurchase of mandatorily redeemable capital stock	(671,043)	(2,099,548)	(285,150)
Cash dividends paid	(255)	(273)	(281)
Partial recovery of prior capital distribution to Financing Corporation	—	10,543	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(4,697,016)	(10,739,069)	15,237,485
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,544,574)	2,653,249	1,902,106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,570,415	1,917,166	15,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,841	$4,570,415	$1,917,166

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Supplemental disclosures:
Interest paid	$184,420	$587,287	$1,202,135
Affordable Housing Program payments	$17,124	$15,137	$20,973
Net transfers of mortgage loans to other assets	$449	$1,226	$771
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance (Notes 2, 4)	$2,019,635	$—	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements
For the years ended December 31, 2021, 2020 and 2019

BACKGROUND

Federal Home Loan Bank of Topeka (FHLBank or FHLBank Topeka), a federally chartered corporation, is one of 11 district Federal Home Loan Banks (FHLBanks). The FHLBanks are government-sponsored enterprises (GSE) that were organized under the Federal Home Loan Bank Act of 1932, as amended (Bank Act), to serve the public by enhancing the availability of credit for residential mortgages and targeted community development and provide a readily available, competitively-priced source of funds to their members. FHLBank is a cooperative whose member institutions own substantially all of the outstanding capital stock of FHLBank and generally receive dividends on their stock investments. Regulated financial depositories, insurance companies, and community development financial institutions engaged in residential housing finance whose principal place of business is located in Colorado, Kansas, Nebraska, or Oklahoma are eligible to apply for membership. State and local housing authorities that meet certain statutory requirements may become housing associates of FHLBank and also be eligible to borrow from FHLBank. While eligible to borrow, housing associates are not members of FHLBank and therefore are not permitted or required to hold capital stock.

All members are required to purchase stock in the FHLBank located in their district in accordance with the capital plan of that particular FHLBank. Under FHLBank Topeka’s capital plan, members must own capital stock in FHLBank based on the amount of their total assets. Each member is also required to purchase activity-based capital stock as it engages in certain business activities with FHLBank, including advances, Acquired Member Assets (AMA), and letters of credit. Former members that still have outstanding business transactions with FHLBank are also required to maintain their investments in FHLBank capital stock until the transactions mature or are paid off. As a result of these requirements, FHLBank conducts business with members in the ordinary course of its business. For financial reporting purposes, FHLBank defines related parties as those members: (1) with investments in excess of 10 percent of FHLBank’s total regulatory capital stock outstanding, which includes mandatorily redeemable capital stock; or (2) with an officer or director serving on FHLBank’s board of directors. See Note 17 for more information on related party transactions.

The FHLBanks are supervised and regulated by the Federal Housing Finance Agency (FHFA), an independent agency in the executive branch of the U.S. government. The FHFA’s stated mission is to ensure the housing GSEs fulfill their mission by operating in a safe and sound manner to serve as a reliable source of liquidity and funding for housing finance and community investment. Each FHLBank is operated as a separate entity and has its own management, employees, and board of directors. The FHLBanks do not sponsor any special purpose entities or any other type of off-balance sheet conduits.

The FHLBanks have established a joint office called the Office of Finance to facilitate the issuance and servicing of the debt instruments of the FHLBanks, known as consolidated obligation bonds and consolidated obligation discount notes (collectively referred to as consolidated obligations) and to prepare the combined quarterly and annual financial reports of the FHLBanks. As provided by the Bank Act and applicable regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. Consolidated obligations are the primary source of funds for the FHLBanks in addition to deposits, other borrowings, and capital stock issued to members. FHLBank primarily uses these funds to provide advances to members and to acquire mortgage loans from members through the Mortgage Partnership Finance® (MPF®) Program. “Mortgage Partnership Finance” and “MPF” are registered trademarks of FHLBank of Chicago. In addition, FHLBank also offers correspondent services to members and other financial institutions such as wire transfer, security safekeeping, and settlement services.

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

Adoption of Measurement of Credit Losses on Financial Instruments Accounting Guidance: Beginning January 1, 2020, FHLBank adopted, on a modified retrospective basis, new accounting guidance pertaining to the measurement of credit losses on financial instruments (commonly referred to as Current Expected Credit Losses or CECL accounting guidance) that requires a financial asset or group of financial assets measured at amortized cost to be presented at the net amount expected to be collected. The new guidance also requires credit losses relating to these financial instruments as well as available-for-sale securities to be recorded through an allowance for credit losses. Consistent with the modified retrospective method of adoption, FHLBank recorded an immaterial cumulative adjustment to the opening balance of retained earnings as of January 1, 2020.

Cash Flows: For purposes of the Statements of Cash Flows, FHLBank considers cash on hand and non-interest-bearing deposits in banks as cash and cash equivalents.

Interest-bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold. FHLBank treats securities purchased under agreements to resell as short-term collateralized loans. Federal funds sold consist of short-term unsecured loans generally transacted with counterparties that are considered by FHLBank to be of investment quality. Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold provide short-term liquidity and are carried at cost. Accrued interest receivable is recorded separately on the Statements of Condition. Interest-bearing deposits and Federal funds sold are evaluated quarterly for credit losses. If applicable, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

FHLBank uses the collateral maintenance provision practical expedient, which allows expected credit losses to be measured based on the difference between the fair value of the collateral and the investment's amortized cost, for securities purchased under agreements to resell. Consequently, a credit loss would be recognized if there is a collateral shortfall that FHLBank does not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

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

For available-for-sale securities in hedging relationships that qualify as fair value hedges, FHLBank records the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative, and records the remainder of the change in the fair value of the investment in OCI as net unrealized gains (losses) on available-for-sale securities.

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

Advances: FHLBank records advances (secured loans to members, former members or housing associates) at amortized cost, which is net of premiums, discounts, and fair value basis adjustments. FHLBank amortizes the premiums and accretes the discounts on advances to interest income using the level-yield method. FHLBank records interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the Statements of Condition. Advances are evaluated quarterly for expected credit losses. If deemed necessary, an allowance for credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses.

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

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified advance as a discount, and amortized using a level-yield methodology over the life of the modified advance to advance interest income. If the modified advance is hedged and meets hedge accounting requirements, the modified advance is marked to a benchmark fair value using full contractual coupon cash flows, and subsequent fair value changes that are attributable to the hedged risk are recorded in advance interest income.

Mortgage Loans Held for Portfolio: FHLBank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future, or until maturity or payoff, as held for portfolio. These mortgage loans are recorded at amortized cost, which is the principal amount outstanding, net of unamortized premiums, unaccreted discounts, deferred loan fees, hedging adjustments, charge-offs, and other fees. Accrued interest receivable is recorded separately on the Statements of Condition. An allowance for expected credit losses is recorded with a corresponding adjustment to the provision (reversal) for credit losses. FHLBank does not purchase mortgage loans with credit deterioration at the time of purchase.

Quarterly, FHLBank measures expected credit losses on mortgage loans on a collective basis, pooling loans with similar risk characteristics. If a mortgage loan no longer shares risk characteristics with other loans, it is removed from the pool and evaluated for expected credit losses on an individual basis. When developing the allowance for credit losses, FHLBank measures the expected loss over the estimated remaining life of a mortgage loan, which also considers how FHLBank’s credit enhancements mitigate credit losses. If a loan is purchased at a discount, the discount does not offset the allowance for credit losses. FHLBank includes estimates of expected recoveries within the allowance for credit losses.

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

FHLBank pays the PFI a credit enhancement fee (CE fee) for managing this portion of the credit risk in the pool of loans. CE fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment, or a one-time upfront CE fee was paid at purchase. Upfront CE fees were based upon the present value of the monthly CE fee payments, with consideration for expected prepayments, and are amortized as interest income using the level-yield method over the contractual lives of the loans. The required CE obligation amount may vary depending on the various product alternatives selected by the PFI. CE fees are recorded as an offset to mortgage loan interest income. To the extent FHLBank experiences a loss in a master commitment, FHLBank may be able to recapture future performance-based CE fees paid to the PFIs to offset these losses.

Other Fees: FHLBank may receive other non-origination fees, such as delivery commitment extension fees and pair-off fees as part of the mark-to-market on derivatives to which they are related or as part of the loan basis, as applicable. Delivery commitment extension fees are received when a PFI requires an extension of the delivery commitment period beyond the original stated expiration. These fees compensate FHLBank for lost interest as a result of late funding and represent the member purchasing a derivative from FHLBank. Pair-off fees are received from the PFI when the amount funded is more than or less than a specific percentage range of the delivery commitment amount. These fees compensate FHLBank for hedge costs associated with the under-delivery or over-delivery. To the extent that pair-off fees relate to under-deliveries of loans, they are included in the mark-to-market of the related delivery commitment derivative. If they relate to over-deliveries, they represent purchase price adjustments to the related loans acquired and are recorded as a part of the carrying value of the loan.

Non-accrual Loans: A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. FHLBank places a conventional mortgage loan on non-accrual status if it is determined that either: (1) the collection of interest or principal is doubtful; or (2) interest or principal is past its due date for 90 days or more, except when the loan is well-secured (e.g., through credit enhancements) and in the process of collection. FHLBank does not place government-guaranteed or -insured mortgage loans on non-accrual status due to the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met. For those mortgage loans placed on non-accrual status, accrued but uncollected interest is reversed against interest income. FHLBank records cash payments received on non-accrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement, unless the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual status when: (1) none of its contractual principal and interest is due and unpaid, and FHLBank expects repayment of the remaining contractual principal and interest; or (2) it otherwise becomes well secured and in the process of collection.

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

In the second quarter of 2020, FHLBank elected to apply the TDR relief provided by the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). As such, all COVID-related modifications meeting the provisions of the CARES Act are excluded from TDR classification and accounting, and FHLBank considers these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that do not meet the provisions of the CARES Act continue to be assessed for TDR classification under FHLBank's existing accounting policies. Additionally, FHLBank continues to apply its delinquency, non-accrual loans, and charge-off policies during the forbearance plan period. FHLBank estimates the allowance for credit losses for COVID-related modifications similar to other mortgage loans held for portfolio. The TDR relief provisions of the CARES Act expired on January 1, 2022.

Collateral-dependent Loans: A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially provided through the sale of the underlying collateral. A loan that is considered collateral-dependent is measured for credit loss based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for loan loss or charged off.

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

Derivatives are typically executed at the same time as the hedged item, and FHLBank designates the hedged item in a qualifying hedging relationship at the trade date. In many hedging relationships, FHLBank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. FHLBank defines market settlement conventions for advances and consolidated obligation discount notes to be five business days or less and for consolidated obligation bonds to be thirty calendar days or less, using a next business day convention. FHLBank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

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

Accounting for Non-Qualifying Hedges: An economic hedge is defined as a derivative hedging underlying assets, liabilities or firm commitments that does not qualify for hedge accounting or where management did not elect hedge accounting treatment at inception but is an acceptable hedging strategy under FHLBank’s RMP. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by changes in fair value on the derivatives that are recorded in FHLBank’s income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities or firm commitments being recorded simultaneously in income. As a result, FHLBank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives with no offsetting fair value adjustments for the assets, liabilities or firm commitments.

Accrued Interest Receivables and Payables: The net settlements of interest receivables and payables related to derivatives designated in fair value hedging relationships are recognized as adjustments to the interest income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments, thereby affecting the reported amount of net interest income on the Statements of Income. The net settlements of interest receivables and payables on economic hedges are recognized in other income (loss) as net gains (losses) on derivatives.

Discontinuance of Hedge Accounting: FHLBank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer highly effective in offsetting changes in the fair value of a hedged item attributable to the hedged risk (including hedged items such as firm commitments); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) a hedged firm commitment no longer meets the definition of a firm commitment; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because FHLBank determines that the derivative no longer qualifies as an effective fair value hedge of an existing hedged item, FHLBank continues to carry the derivative on its Statements of Condition at fair value, ceases to adjust the hedged asset or liability for changes in fair value, and begins amortizing the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method. When hedge accounting is discontinued and the derivative remains outstanding, FHLBank carries the derivative at fair value on its Statements of Condition, recognizing changes in the fair value of the derivative in other income (loss) as net gains (losses) on derivatives. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, FHLBank continues to carry the derivative on its Statements of Condition at fair value, removing any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

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

As of December 31, 2021 and 2020, premises, software, and equipment were $38,310,000 and $40,400,000, which was net of the accumulated depreciation and amortization of $29,264,000 and $26,074,000, respectively. For the years ended December 31, 2021, 2020, and 2019, the depreciation and amortization expense for premises, software and equipment was $3,285,000, $3,339,000 and $3,127,000, respectively.

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020 by transferring LIBOR-indexed securities. See Note 4 – Investments for additional information related to this transfer. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. FHLBank continues to evaluate the impact of the guidance and anticipates electing the applicable optional expedients as reference rate reform activities occur. The effect of this guidance and these activities on FHLBank's financial condition, results of operations, and cash flows depends on the nature of the transactions and market conditions.

NOTE 3 - CASH AND DUE FROM BANKS

Cash and due from banks represents non-interest-bearing deposits in banks.

Pass-through Deposit Reserves: FHLBank acts as a pass-through correspondent for members required to deposit reserves with the Federal Reserve Banks (FRB). There were no pass-through reserves deposited with the FRB as of December 31, 2021 or 2020.

NOTE 4 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by an NRSRO. These may differ from internal ratings of the investments, if applicable. As of December 31, 2021, approximately 27 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. FHFA regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of December 31, 2021 and 2020, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of December 31, 2021 and 2020. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $51,000 and $7,000, respectively, as of December 31, 2021, and $80,000 and $3,000, respectively, as of December 31, 2020.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of December 31, 2021 and 2020. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $3,000 and $6,000 as of December 31, 2021 and 2020, respectively.

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

Trading Securities: Trading securities by major security type as of December 31, 2021 and 2020 are summarized in Table 4.1 (in thousands):

Table 4.1

	Fair Value
	12/31/2021	12/31/2020
Non-mortgage-backed securities:
Certificates of deposit	$200,023	$—
U.S. Treasury obligations	917,472	1,298,518
GSE debentures	415,918	431,875
Non-mortgage-backed securities	1,533,413	1,730,393
Mortgage-backed securities:
GSE MBS	806,542	892,983
Mortgage-backed securities	806,542	892,983
TOTAL	$2,339,955	$2,623,376

Net gains (losses) on trading securities during the years ended December 31, 2021, 2020, and 2019 are shown in Table 4.2 (in thousands):

Table 4.2

	2021	2020	2019
Net gains (losses) on trading securities held as of December 31, 2021	$(72,751)	$77,922	$61,709
Net gains (losses) on trading securities sold or matured prior to December 31, 2021	(11,338)	220	8,552
NET GAINS (LOSSES) ON TRADING SECURITIES	$(84,089)	$78,142	$70,261

Available-for-sale Securities: Available-for-sale securities by major security type as of December 31, 2021 are summarized in Table 4.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $19,457,000 as of December 31, 2021.

Table 4.3

	12/31/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,814,519	$3,377	$(1,459)	$2,816,437
Non-mortgage-backed securities	2,814,519	3,377	(1,459)	2,816,437
Mortgage-backed securities:
U.S. obligation MBS	50,512	261	(6)	50,767
GSE MBS	4,779,465	78,246	(5,730)	4,851,981
Mortgage-backed securities	4,829,977	78,507	(5,736)	4,902,748
TOTAL	$7,644,496	$81,884	$(7,195)	$7,719,185

Available-for-sale securities by major security type as of December 31, 2020 are summarized in Table 4.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $26,977,000 as of December 31, 2020.

Table 4.4

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

Table 4.5 summarizes the available-for-sale securities with unrealized losses as of December 31, 2021 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 4.5

	12/31/2021
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$786,606	$(1,459)	$—	$—	$786,606	$(1,459)
Non-mortgage-backed securities	786,606	(1,459)	—	—	786,606	(1,459)
Mortgage-backed securities:
U.S. obligation MBS	—	—	6,191	(6)	6,191	(6)
GSE MBS	331,546	(4,166)	740,451	(1,564)	1,071,997	(5,730)
Mortgage-backed securities	331,546	(4,166)	746,642	(1,570)	1,078,188	(5,736)
TOTAL	$1,118,152	$(5,625)	$746,642	$(1,570)	$1,864,794	$(7,195)

Table 4.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2020 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2021 and 2020 are shown in Table 4.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.7

	12/31/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$907,110	$907,908	$1,767,608	$1,768,588
Due after one year through five years	1,660,664	1,661,260	1,773,803	1,777,737
Due after five years through ten years	246,745	247,269	—	—
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,814,519	2,816,437	3,541,411	3,546,325
Mortgage-backed securities	4,829,977	4,902,748	3,154,703	3,194,985
TOTAL	$7,644,496	$7,719,185	$6,696,114	$6,741,310

Net gains (losses) realized on the sale of available-for-sale securities are recorded in other income (loss) on the Statements of Income. Table 4.8 presents details of the sales for the year ended December 31, 2020 (in thousands). There were no sales of available-for-sale securities during the years ended December 31, 2021 and 2019 .

Table 4.8

2020
Proceeds from sale of available-for-sale securities	$289,045

Gross gains on sale of available-for-sale securities	$1,526
Gross losses on sale of available-for-sale securities	(3)
NET GAINS (LOSSES) ON SALE OF AVAILABLE-FOR-SALE SECURITIES	$1,523

Held-to-maturity Securities: Held-to-maturity securities by major security type as of December 31, 2021 are summarized in Table 4.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $224,000 as of December 31, 2021.

Table 4.9

	12/31/2021
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$74,865	$—	$(1,250)	$73,615
Non-mortgage-backed securities	74,865	—	(1,250)	73,615
Mortgage-backed securities:
GSE MBS	371,320	5,913	(77)	377,156
Mortgage-backed securities	371,320	5,913	(77)	377,156
TOTAL	$446,185	$5,913	$(1,327)	$450,771

Held-to-maturity securities by major security type as of December 31, 2020 are summarized in Table 4.10 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $930,000 as of December 31, 2020.

Table 4.10

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of December 31, 2021 and 2020 are shown in Table 4.11 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 4.11

	12/31/2021		12/31/2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	44,865	44,736	48,960	47,280
Due after ten years	30,000	28,879	30,000	28,390
Non-mortgage-backed securities	74,865	73,615	78,960	75,670
Mortgage-backed securities	371,320	377,156	2,668,032	2,674,446
TOTAL	$446,185	$450,771	$2,746,992	$2,750,116

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

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 4.12 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the years ended December 31, 2021 and 2020.

Table 4.12

2019
Proceeds from sale of held-to-maturity securities	$9,442
Carrying value of held-to-maturity securities sold	(9,488)
NET REALIZED GAINS (LOSSES)	$(46)

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of December 31, 2021 and 2020, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 5 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of December 31, 2021 and 2020, FHLBank had advances outstanding at interest rates ranging from 0.12 percent to 7.20 percent and 0.11 percent to 7.20 percent, respectively. Table 5.1 presents advances summarized by redemption term as of December 31, 2021 and 2020 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $13,140,000 and $15,588,000 as of December 31, 2021 and 2020, respectively.

Table 5.1

	12/31/2021		12/31/2020
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$13,279,735	0.34%	$12,540,970	0.45%
Due after one year through two years	1,825,235	1.31	1,591,133	1.20
Due after two years through three years	2,359,249	0.98	1,268,307	1.73
Due after three years through four years	1,511,691	1.18	1,305,047	1.47
Due after four years through five years	1,314,949	1.09	1,033,221	1.40
Thereafter	3,141,969	1.76	3,233,763	1.90
Total par value	23,432,828	0.77%	20,972,441	0.92%
Discounts	(16,856)		(18,071)
Hedging adjustments	68,316		272,453
TOTAL	$23,484,288		$21,226,823

FHLBank’s outstanding advances include advances that contain call options that may be exercised with or without prepayment fees at the borrower’s discretion on specific dates (call dates) before the stated advance maturities (callable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the borrower may pay a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed rate advance. The borrower generally exercises its call options on these advances when interest rates decline (fixed rate advances) or spreads change (adjustable rate advances).

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $1,385,150,000 remain outstanding at December 31, 2021.

Table 5.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of December 31, 2021 and 2020 (in thousands):

Table 5.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	12/31/2021	12/31/2020	12/31/2021	12/31/2020
Due in one year or less	$14,582,991	$14,271,213	$14,324,735	$13,563,370
Due after one year through two years	1,552,690	1,161,239	2,034,485	1,861,133
Due after two years through three years	1,821,308	981,503	2,452,148	1,489,057
Due after three years through four years	1,280,597	773,881	1,507,341	1,400,447
Due after four years through five years	1,308,086	796,495	1,314,949	1,008,871
Thereafter	2,887,156	2,988,110	1,799,170	1,649,563
TOTAL PAR VALUE	$23,432,828	$20,972,441	$23,432,828	$20,972,441

Interest Rate Payment Terms: Table 5.3 details additional interest rate payment and redemption terms for advances as of December 31, 2021 and 2020 (in thousands):

Table 5.3

Redemption Term	12/31/2021	12/31/2020
Fixed rate:
Due in one year or less	$13,061,185	$9,838,379
Due after one year through three years	2,593,884	2,086,990
Due after three years through five years	1,871,575	1,555,968
Due after five years through fifteen years	2,752,551	2,962,376
Due after fifteen years	37,371	58,125
Total fixed rate	20,316,566	16,501,838
Variable rate:
Due in one year or less	218,550	2,702,591
Due after one year through three years	1,590,600	772,450
Due after three years through five years	955,065	782,300
Due after five years through fifteen years	349,547	210,762
Due after fifteen years	2,500	2,500
Total variable rate	3,116,262	4,470,603
TOTAL PAR VALUE	$23,432,828	$20,972,441

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

Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of December 31, 2021 and 2020, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of December 31, 2021 and 2020, no advances were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2021 and 2020.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no allowance for credit losses on advances was recorded as of December 31, 2021 and 2020.

FHLBank’s potential credit risk from advances is concentrated in commercial banks, insurance companies, and savings institutions. As of December 31, 2021 and 2020, FHLBank had outstanding advances of $9,045,000,000 and $7,460,000,000, respectively, to one member that individually held 10 percent or more of FHLBank’s advances, which represents 38.6 percent and 35.6 percent, respectively, of total outstanding advances. The member was the same each year.

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

Mortgage Loans Held for Portfolio: Table 6.1 presents information as of December 31, 2021 and 2020 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $36,959,000 and $44,101,000 as of December 31, 2021 and 2020, respectively.

Table 6.1

	12/31/2021	12/31/2020
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,375,318	$1,419,725
Fixed rate, long-term, single-family mortgages	6,664,654	7,666,912
Total unpaid principal balance	8,039,972	9,086,637
Premiums	107,697	128,231
Discounts	(1,371)	(1,865)
Deferred loan costs, net	76	123
Other deferred fees	—	(25)
Hedging adjustments	(6,011)	(2,717)
Total before allowance for credit losses on mortgage loans	8,140,363	9,210,384
Allowance for credit losses on mortgage loans	(5,317)	(5,177)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,135,046	$9,205,207

1    Medium-term defined as a term of 15 years or less at origination.
Table 6.2 presents information as of December 31, 2021 and 2020 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 6.2

	12/31/2021	12/31/2020
Conventional loans	$7,644,184	$8,563,349
Government-guaranteed or -insured loans	395,788	523,288
TOTAL UNPAID PRINCIPAL BALANCE	$8,039,972	$9,086,637

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

FHLBank records CE fees paid to PFIs as a reduction to mortgage interest income. Table 6.3 presents net CE fees paid to PFIs for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Table 6.3

	2021	2020	2019
CE fees paid to PFIs[1]	$6,432	$7,743	$7,019
Performance-based CE fees recovered from PFIs	(54)	(83)	(125)
NET CE FEES PAID	$6,378	$7,660	$6,894

1    CE fees paid to PFIs excludes the amortization of CE fees paid up front, which is included with premium amortization as a reduction to mortgage interest income.

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include non-accrual loans and loans in process of foreclosure.

Table 6.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2021 (dollar amounts in thousands):

Table 6.4

	12/31/2021
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2017	2017	2018	2019	2020	2021
Amortized Cost:[1]
Past due 30-59 days delinquent	$17,460	$4,799	$6,567	$9,385	$3,472	$2,743	$44,426	$8,539	$52,965
Past due 60-89 days delinquent	2,908	1,258	1,653	2,408	1,063	—	9,290	2,187	11,477
Past due 90 days or more delinquent	8,530	3,271	6,241	13,199	353	1,103	32,697	13,290	45,987
Total past due	28,898	9,328	14,461	24,992	4,888	3,846	86,413	24,016	110,429
Total current loans	1,719,777	415,762	356,936	1,299,061	1,853,232	2,007,773	7,652,541	377,393	8,029,934
Total mortgage loans	$1,748,675	$425,090	$371,397	$1,324,053	$1,858,120	$2,011,619	$7,738,954	$401,409	$8,140,363

Other delinquency statistics:
In process of foreclosure[2]							$3,065	$1,868	$4,933
Serious delinquency rate[3]							0.4%	3.3%	0.6%
Past due 90 days or more and still accruing interest							$—	$13,290	$13,290
Loans on non-accrual status[4,5]							$37,867	$—	$37,867

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
4    Loans on non-accrual status include $1,088,000 of troubled debt restructurings. Troubled debt restructurings are restructurings in which FHLBank, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.
5    Includes $25,211,000 of conventional mortgage loans on non-accrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Table 6.5 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2020 (dollar amounts in thousands):

Table 6.5

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
5    Includes $69,192,000 of conventional mortgage loans on non-accrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Allowance for Credit Losses:
Conventional Mortgage Loans: Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other pools are evaluated for expected credit losses on an individual basis. FHLBank determines its allowances for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. FHLBank uses a model that projects cash flows to estimate expected credit losses over the life of the loans. This model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior experience. FHLBank also incorporates associated credit enhancements, as available, to determine its estimate of expected credit losses. During the fourth quarter of 2021, FHLBank changed the methodology for forecasting current expected credit losses from a discounted cash flow model to a model that projects expected credit losses in similar manner but does not discount projected cash flows. This change in methodology was applied prospectively as a change in accounting estimate and did not have a material impact on our statement of condition or results of operations.

Certain conventional loans may be evaluated for credit losses using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. FHLBank may estimate the fair value of this collateral by applying an appropriate loss severity rate or using third party estimates or property valuation model(s). The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. FHLBank records a direct charge-off of the loan balance if certain triggering criteria are met. Expected recoveries of prior charge-offs, if any, are included in the allowance for credit losses.

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 6.6 presents a roll-forward of the allowance for credit losses on mortgage loans for the years ended December 31, 2021, 2020, and 2019.

Table 6.6

Conventional Loans	2021	2020	2019
Balance, beginning of the period	$5,177	$985	$812
Adjustment for cumulative effect of accounting change	—	6,123	—
Net (charge-offs) recoveries	890	(1,215)	(214)
Provision (reversal) for credit losses	(750)	(716)	387
Balance, end of the period	$5,317	$5,177	$985

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, FHLBank would have recourse against the servicer for such failure. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial, consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of December 31, 2021 and 2020. Furthermore, none of these mortgage loans has been placed on non-accrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

See Note 15 for information about the fair value of mortgage loans held for portfolio.

See Note 17 for detailed information on transactions with related parties.

NOTE 7 – DERIVATIVES AND HEDGING ACTIVITIES

Nature of Business Activity: FHLBank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its interest-bearing liabilities that finance these assets. The goal of FHLBank’s interest-rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, FHLBank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, FHLBank monitors the risk to its interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities.

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

FHLBank transacts most of its derivatives with large banks and major broker/dealers. Some of these banks and broker/dealers or their affiliates buy, sell and distribute consolidated obligations. Over-the-counter derivative transactions may be either executed through a bilateral agreement with a counterparty (uncleared derivatives) or cleared through a Futures Commission Merchant (i.e., clearing agent) with a Clearinghouse (cleared derivatives). Once a derivative transaction has been accepted for clearing by a Clearinghouse, the executing counterparty is replaced with that Clearinghouse. FHLBank is not a derivatives dealer and does not trade derivatives for short-term profit.

Types of Derivatives: FHLBank primarily uses the following derivative instruments:

Interest Rate Swaps - An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves one party committing to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this commitment, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable interest rate index for the same period of time. Interest rate swaps and their associated hedged item must qualify for hedge accounting under GAAP; interest rate swaps that do not qualify for hedge accounting are considered economic derivatives and are marked-to-market through other income.

Interest Rate Caps and Floors - In an interest rate cap agreement, a cash flow is generated if the price or interest rate of an underlying variable rises above a certain threshold (or cap) price or interest rate. In an interest rate floor agreement, a cash flow is generated if the price or interest rate of an underlying variable falls below a certain threshold (or floor) price or interest rate. Interest rate caps and floors are designed as protection against the interest rate on a variable rate asset or liability rising or falling below a certain level. FHLBank purchases interest rate caps and floors to hedge embedded interest caps, prepayment risk, and option risk on variable rate MBS held in FHLBank’s trading and held-to-maturity portfolios and to hedge embedded caps or floors in FHLBank’s advances. Although these derivatives are valid economic hedges against the prepayment and option risk of the portfolio of MBS, they are not specifically linked to individual investment securities and, therefore, do not receive hedge accounting treatment. These derivatives are marked-to-market through other income.

Types of Hedged Items: FHLBank may have the following types of hedged items:

Investments - FHLBank invests in U.S. Treasury securities, U.S. Agency securities, GSE securities, MBS, and state or local housing finance agency securities. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. FHLBank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with interest rate caps or floors, or callable swaps. FHLBank may manage against prepayment and duration risks by funding investment securities with consolidated obligations that have call features. FHLBank may also manage the risk arising from changing market prices and volatility of investment securities by entering into derivatives that generally offset the changes in fair value of the securities.

Advances - For fixed rate advances, FHLBank can either fund the advances with fixed rate consolidated obligations with the same tenor or simultaneously enter into an interest rate swap in which the clearing agent or derivative counterparty receives fixed cash flows from FHLBank designed to mirror in timing and amount the cash inflows FHLBank receives on the advance. In this type of transaction, FHLBank typically receives from the clearing agent or derivative counterparty a variable cash flow that closely matches the interest payments on short-term discount notes or swapped consolidated obligation bonds.

Convertible advances contain an option that allows FHLBank to convert a fixed rate advance to a callable variable rate advance that re-prices monthly based upon our one-month short-term, fixed rate advance product. Once FHLBank exercises the option to convert the advance, it can be prepaid without a fee in whole or in part on the initial conversion date or on any interest rate reset date thereafter. FHLBank hedges a convertible advance by entering into an interest rate swap where FHLBank pays a fixed rate and receives a variable rate. The derivative counterparty may cancel the derivative on a put date. This type of hedge is designated as a fair value hedge. If the swap is cancelled, FHLBank exercises its option to convert the advance to a variable rate. If a convertible advance is not prepaid by the member upon conversion, any hedge-related unamortized basis adjustment is amortized as a yield adjustment.

The repricing characteristics and optionality embedded in certain financial instruments held by FHLBank can create interest rate risk. For example, when a member prepays an advance, future income could decline if the principal portion of the prepaid advance is invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, FHLBank generally charges a prepayment fee on an advance that makes it financially indifferent to a member’s decision to prepay the advance. When FHLBank offers advances (other than short-term advances) that a member may prepay without a prepayment fee, it usually finances these advances with callable debt or otherwise hedges the option being sold to the member.

Mortgage Loans - FHLBank invests in fixed rate mortgage loans through the MPF Program. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected lives of these investments, which usually occur as a result of changes in interest rates. FHLBank may manage the interest rate and prepayment risk associated with mortgage loans by issuing both callable and non-callable debt and using derivatives to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.

Consolidated Obligations - FHLBank may enter into derivatives to hedge the interest rate risk associated with its debt issuances. FHLBank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the derivative with the cash outflow on the consolidated obligation.

For instance, FHLBank may issue a fixed rate consolidated obligation and simultaneously enter into a matching derivative in which FHLBank receives a fixed cash flow designed to mirror in timing and amount the cash outflows FHLBank pays on the consolidated obligation. In this type of transaction, FHLBank typically pays a variable cash flow that closely matches the interest payments it receives on short-term or variable rate advances. These transactions are designated as fair value hedges. FHLBank may issue variable rate consolidated obligations indexed to the Secured Overnight Financing Rate (SOFR), Federal funds effective rate, or other rates and generally simultaneously execute interest rate swaps to hedge the basis risk of the variable rate debt. This type of hedge is treated as an economic hedge and is marked-to-market through earnings.

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

Commitments that obligate FHLBank to issue consolidated obligations that settle outside of normal market settlement conventions (five business days for consolidated obligation discount notes and thirty calendar days for consolidated obligation bonds) are considered derivatives. Accordingly, each consolidated obligation commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in current period earnings. When the consolidated obligation commitment derivative settles, the current market value of the commitment is included with the basis of the consolidated obligation and amortized accordingly.

FHLBank may also hedge a firm commitment for a forward starting advance or consolidated obligation bond through the use of an interest rate swap. In this case, the swap functions as the hedging instrument for both the hedging relationship involving the firm commitment and the subsequent hedging relationship involving the advance or bond. If the hedge relationship is de-designated when the commitment is terminated and the advance or bond is issued, the fair value change associated with the firm commitment is recorded as a basis adjustment of the advance or bond at the time of de-designation. The basis adjustment is then amortized into interest income or expense over the life of the advance or bond. In addition, if a hedged firm commitment no longer qualifies as a fair value hedge, the hedge would be terminated and net gains and losses would be recognized in current period earnings. There were no gains or losses recognized due to disqualification of firm commitment hedges during the years ended December 31, 2021, 2020, and 2019.

Financial Statement Impact and Additional Financial Information: Derivative instruments are recorded at fair value and reported in derivative assets or derivative liabilities on the Statements of Condition. Premiums paid at acquisition are accounted for as the basis of the derivative at inception of the hedge. The notional amount in derivative contracts serves as a factor in determining periodic interest payments or cash flows received and paid. However, the notional amount of derivatives reflects FHLBank’s involvement in the various classes of financial instruments and represents neither the actual amounts exchanged nor the overall exposure of FHLBank to credit and market risk; the overall risk is much smaller. The risks of derivatives can be measured meaningfully on a portfolio basis that takes into account the clearing agents, counterparties, the types of derivatives, the items being hedged, and any offsets between the derivatives and the items being hedged.

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

Table 7.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of December 31, 2021 and 2020 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 7.1

	12/31/2021			12/31/2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$18,695,438	$16,678	$152,302	$15,862,207	$18,427	$261,431
Total derivatives designated as hedging relationships	18,695,438	16,678	152,302	15,862,207	18,427	261,431
Derivatives not designated as hedging instruments:
Interest rate swaps	2,079,830	5	28,963	2,476,659	107	68,210
Interest rate caps/floors	477,500	335	—	602,500	141	—
Mortgage delivery commitments	72,025	32	45	133,456	654	4
Total derivatives not designated as hedging instruments	2,629,355	372	29,008	3,212,615	902	68,214
TOTAL	$21,324,793	17,050	181,310	$19,074,822	19,329	329,645
Netting adjustments and cash collateral[1]		139,876	(176,730)		129,539	(325,241)
DERIVATIVE ASSETS AND LIABILITIES		$156,926	$4,580		$148,868	$4,404

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $316,606,000 and $455,080,000 as of December 31, 2021 and 2020, respectively. Cash collateral received was $0 and $300,000 as of December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021, 2020, and 2019, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 7.2 (in thousands):

Table 7.2

	2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$129,586	$44,239	$5,481	$160,173
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$132,292	$115,716	$13	$(42,427)
Hedged items[2]	(198,791)	(213,559)	(33)	75,168
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(66,499)	$(97,843)	$(20)	$32,741

	2020
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$268,051	$54,311	$123,124	$363,896
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(253,469)	$(354,003)	$18,345	$44,157
Hedged items[2]	202,888	246,911	(118)	(8,264)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(50,581)	$(107,092)	$18,227	$35,893

	2019
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$716,199	$116,866	$532,155	$689,275
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(96,772)	$(140,821)	$75	$27,229
Hedged items[2]	115,323	139,828	138	(32,904)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$18,551	$(993)	$213	$(5,675)

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 7.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of December 31, 2021 and 2020 (in thousands):

Table 7.3

12/31/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,268,057	$57,055	$11,261	$68,316
Available-for-sale securities	5,785,963	100,372	—	100,372
Consolidated obligation bonds	(6,754,140)	40,514	—	40,514

12/31/2020
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,895,962	$261,304	$11,149	$272,453
Available-for-sale securities	6,696,114	320,063	—	320,063
Consolidated discount notes	(174,855)	33	—	33
Consolidated obligation bonds	(3,791,848)	(34,654)	—	(34,654)

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 7.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 7.4

	2021	2020	2019
Economic hedges:
Interest rate swaps	$83,525	$(78,633)	$(56,961)
Interest rate caps/floors	195	23	(927)
Net interest settlements	(50,398)	(46,630)	(3,974)
Mortgage delivery commitments	(2,920)	(4,205)	4,309
Consolidated obligation discount note commitments	—	—	(70)
NET GAINS (LOSSES) ON DERIVATIVES	$30,402	$(129,445)	$(57,623)
Managing Credit Risk on Derivatives: FHLBank is subject to credit risk due to the risk of nonperformance by counterparties to its derivative transactions and manages credit risk through credit analyses, collateral requirements, and adherence to the requirements set forth in its RMP, U.S. Commodity Futures Trading Commission regulations and FHFA regulations.

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

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. There was no credit risk applicable to a single counterparty at December 31, 2021. The maximum credit risk applicable to a single counterparty was $247,000 as of December 31, 2020.

Cleared derivatives. For cleared derivatives, a Clearinghouse is FHLBank’s counterparty. The applicable Clearinghouse notifies the clearing agent of the required initial and variation margin, and the clearing agent in turn notifies FHLBank. FHLBank utilizes two Clearinghouses for all cleared derivative transactions, LCH Ltd and CME Clearing. At both Clearinghouses, variation margin is characterized as daily settlement payments and initial margin is considered cash collateral. The requirement that FHLBank posts initial and variation margin through the clearing agent, to the Clearinghouse, exposes FHLBank to institutional credit risk if the clearing agent or the Clearinghouse fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because a central counterparty is substituted for individual counterparties and collateral/payment for changes in the value of cleared derivatives is posted daily through a clearing agent.

The Clearinghouse determines initial margin requirements and credit ratings generally are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including, but not limited to, credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of December 31, 2021 and 2020.

FHLBank’s net exposure on derivative agreements is presented in Note 11.

NOTE 8 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 8.1 details the types of deposits held by FHLBank as of December 31, 2021 and 2020 (in thousands):

Table 8.1

	12/31/2021	12/31/2020
Interest-bearing:
Demand	$317,911	$308,604
Overnight	530,100	660,400
Term	2,750	2,750
Total interest-bearing	850,761	971,754
Non-interest-bearing:
Other	95,446	257,607
Total non-interest-bearing	95,446	257,607
TOTAL DEPOSITS	$946,207	$1,229,361

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

The par value of outstanding consolidated obligations of all FHLBanks, including outstanding consolidated obligations issued on behalf of FHLBank, was $652,861,829,000 and $746,772,303,000 as of December 31, 2021 and 2020, respectively. See Note 18 for FHLBank obligations acquired by FHLBank Topeka as investments. FHFA regulations require that each FHLBank maintain unpledged qualifying assets equal to its participation in the total consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; obligations of or fully guaranteed by the United States; obligations, participations or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities, which are or have ever been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which FHLBank is located.

Consolidated Obligation Bonds: Table 9.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2021 and 2020 (dollar amounts in thousands):

Table 9.1

	12/31/2021		12/31/2020
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$21,821,300	0.13%	$27,921,650	0.31%
Due after one year through two years	2,582,600	1.02	1,267,800	1.45
Due after two years through three years	2,435,700	0.90	1,216,600	1.91
Due after three years through four years	1,927,100	0.86	831,700	1.58
Due after four years through five years	3,766,500	0.89	836,100	1.22
Thereafter	5,125,050	1.57	5,518,800	1.60
Total par value	37,658,250	0.55%	37,592,650	0.63%
Premiums	27,470		38,219
Discounts	(2,720)		(3,303)
Concession fees	(11,877)		(14,143)
Hedging adjustments	(40,514)		34,654
TOTAL	$37,630,609		$37,648,077

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of December 31, 2021 and 2020 includes callable bonds totaling $11,224,000,000 and $6,878,000,000, respectively. Table 9.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of December 31, 2021 and 2020 (in thousands):

Table 9.2

Year of Maturity or Next Call Date	12/31/2021	12/31/2020
Due in one year or less	$32,612,800	$34,299,650
Due after one year through two years	2,224,600	1,142,800
Due after two years through three years	1,024,200	815,100
Due after three years through four years	565,100	399,700
Due after four years through five years	684,500	391,100
Thereafter	547,050	544,300
TOTAL PAR VALUE	$37,658,250	$37,592,650

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

Table 9.3 summarizes interest rate payment terms for consolidated obligation bonds as of December 31, 2021 and 2020 (in thousands):

Table 9.3

	12/31/2021	12/31/2020
Fixed rate	$20,957,250	$13,840,650
Simple variable rate	15,752,000	23,752,000
Step	949,000	—
TOTAL PAR VALUE	$37,658,250	$37,592,650

Consolidated Discount Notes: Table 9.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 9.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
December 31, 2021	$6,568,989	$6,569,580	0.04%

December 31, 2020	$10,882,417	$10,883,608	0.08%

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

The amount set aside for AHP is charged to expense and recognized as a liability. As subsidies are provided through the disbursement of grants or issuance of subsidized advances, the AHP liability is reduced accordingly. If FHLBank’s income subject to assessment would ever be zero or less, the amount of AHP liability would generally be equal to zero. However, if the result of the aggregate 10 percent calculation described above is less than the $100,000,000 minimum for all FHLBanks as a group, then the Bank Act requires the shortfall to be allocated among FHLBanks based on the ratio of each FHLBank’s income for the previous year. If an FHLBank determines that its required AHP contributions are exacerbating any financial instability of that FHLBank, it may apply to the FHFA for a temporary suspension of its AHP contributions under the FHLBank Act. FHLBank has never applied to the FHFA for a temporary suspension of its AHP contributions.

Table 10.1 details the change in the AHP liability for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Table 10.1

	2021	2020	2019
Appropriated and reserved AHP funds as of the beginning of the period	$41,129	$43,027	$43,081
AHP set aside based on current year income	17,845	13,123	20,597
Direct grants disbursed	(17,124)	(15,137)	(20,973)
Recaptured funds[1]	374	116	322
Appropriated and reserved AHP funds as of the end of the period	$42,224	$41,129	$43,027

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

As of December 31, 2021, FHLBank’s AHP accrual on its Statements of Condition consisted of $17,913,000 for the 2022 AHP (uncommitted, including amounts recaptured and reallocated from prior years) and $24,311,000 for prior years’ AHP (committed but undisbursed).

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

Tables 11.1 and 11.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2021 and 2020 (in thousands):

Table 11.1

12/31/2021
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$16,855	$(16,522)	$333	$(32)	$301
Cleared derivatives	195	156,398	156,593	—	156,593
Total derivative assets	17,050	139,876	156,926	(32)	156,894
Securities purchased under agreements to resell	1,500,000	—	1,500,000	(1,500,000)	—
TOTAL	$1,517,050	$139,876	$1,656,926	$(1,500,032)	$156,894

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

Tables 11.3 and 11.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of December 31, 2021 and 2020 (in thousands):

Table 11.3

12/31/2021
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$179,338	$(174,758)	$4,580	$(45)	$4,535
Cleared derivatives	1,972	(1,972)	—	—	—
Total derivative liabilities	181,310	(176,730)	4,580	(45)	4,535
TOTAL	$181,310	$(176,730)	$4,580	$(45)	$4,535

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
•Risk-based capital. FHLBank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operational risk capital requirements. The risk-based capital requirements are all calculated in accordance with the rules and regulations of the FHFA. Only permanent capital, defined as Class B Common Stock and retained earnings, can be used by FHLBank to satisfy its risk-based capital requirement. The FHFA may require FHLBank to maintain a greater amount of permanent capital than is required by the risk-based capital requirement as defined, but the FHFA has not placed any such requirement on FHLBank to date.
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

Table 12.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of December 31, 2021 and 2020 (dollar amounts in thousands):

Table 12.1

	12/31/2021		12/31/2020
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$363,108	$2,407,762	$192,927	$2,213,868
Total regulatory capital-to-asset ratio	4.0%	5.5%	4.0%	5.0%
Total regulatory capital	$1,920,850	$2,642,533	$2,103,668	$2,627,083
Leverage capital ratio	5.0%	8.0%	5.0%	7.1%
Leverage capital	$2,401,062	$3,846,414	$2,629,586	$3,734,017

Capital Stock: FHLBank offers two classes of stock, Class A Common Stock and Class B Common Stock, each of which is issued, redeemed, and repurchased at a par value of $100 per share. Each member is required to hold capital stock to become and remain a member of FHLBank and enter into specified activities with FHLBank including, but not limited to, access to FHLBank’s credit products and selling AMA to FHLBank. The amount of Class A Common Stock a member must acquire and maintain is the Asset-based Stock Purchase Requirement, which is currently equal to 0.1 percent of a member’s total assets as of December 31 of the preceding calendar year, with a minimum requirement of $1,000, and a maximum requirement of $500,000. The amount of Class B Common Stock a member must acquire and maintain is the Activity-based Stock Purchase Requirement, which is currently equal to 4.5 percent of the principal amount of advances outstanding to the member plus 3.0 percent of the principal amount of AMA outstanding for the member, limited to a maximum of 3.0 percent of the member's total assets at the end of the prior calendar year, plus 0.25 percent of the principal amount of letters of credit outstanding less the member’s Asset-based Stock Purchase Requirement. The Letter of Credit Activity-based Stock Purchase Requirement increased to 0.25 percent from the previous requirement of zero percent, effective January 22, 2021.

The percentages listed above are subject to change by FHLBank within ranges established in its capital plan. Changes to the percentages outside of the capital plan percentages require FHLBank to request FHFA approval of an amended capital plan. See Note 17 for detailed information on transactions with related parties.

Any member may make a written request not in connection with a notice of withdrawal or attaining non-member status for the redemption of a part of its Class A Common Stock or all or part of its Class B Common Stock (i.e., excess stock redemption request). Within five business days of receipt of a member’s written redemption request, FHLBank may notify the member that it declines to repurchase the excess stock before the end of that five business day period, at which time the applicable redemption period shall commence. Otherwise, FHLBank will repurchase any excess stock within the five business day period. The redemption periods are six months for Class A Common Stock and five years for Class B Common Stock. Subject to certain limitations, FHLBank may choose to repurchase a member’s excess stock on or before the end of the applicable redemption period. A member may cancel or revoke its written redemption request prior to the end of the redemption period or its written notice of withdrawal from membership. FHLBank’s capital plan provides that FHLBank will charge the member a cancellation fee in accordance with a schedule where the amount of the fee increases with the passage of time.

Under FHFA regulations, any member that withdraws from membership, or otherwise has its membership terminated, may not be readmitted to membership, or acquire any capital stock of any FHLBank, for a period of five years from the date on which the institution's membership terminated and it divested all of its shares of FHLBank stock.

Stock Dividends: FHLBank’s board of directors may declare and pay non-cumulative dividends, expressed as a percentage rate per annum based upon the par value of capital stock on shares of Class A Common Stock outstanding and on shares of Class B Common Stock outstanding, out of previously unrestricted retained earnings and current earnings in either cash or Class B Common Stock. There is no dividend preference between Class A Common Stockholders and Class B Common Stockholders up to the Dividend Parity Threshold (DPT). Dividend rates in excess of the DPT may be paid on Class A Common Stock or Class B Common Stock at the discretion of the board of directors, provided, however, that the dividend rate paid per annum on the Class B Common Stock equals or exceeds the dividend rate per annum paid on the Class A Common Stock for any dividend period. The DPT can be changed at any time by the board of directors but will only be effective for dividends paid at least 90 days after the date members are notified by FHLBank. The DPT effective for dividends paid during 2021, 2020, and 2019 was equal to the average overnight Federal funds effective rate minus 100 basis points. This DPT will continue to be effective until such time as it may be changed by FHLBank’s board of directors. When the overnight Federal funds effective rate is below 1.00 percent, the DPT is zero for that dividend period (DPT is floored at zero).

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

Table 12.2 presents a roll-forward of mandatorily redeemable capital stock for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Table 12.2

	2021	2020	2019
Balance, beginning of period	$1,624	$2,415	$3,597
Capital stock subject to mandatory redemption reclassified from equity during the period	669,984	2,199,346	283,831
Capital stock redemption cancellations reclassified to equity during the period	—	(100,647)	—
Redemption or repurchase of mandatorily redeemable capital stock during the period	(671,043)	(2,099,548)	(285,150)
Stock dividend classified as mandatorily redeemable capital stock during the period	17	58	137
Balance, end of period	$582	$1,624	$2,415

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

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of December 31, 2021, FHLBank’s excess stock was less than one percent of total assets.

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

Partial Recovery of Prior Capital Distribution to Financing Corporation. The Competitive Equality Banking Act of 1987 was enacted in August 1987, which, among other things, provided for the recapitalization of the Federal Savings and Loan Insurance Corporation through a newly-chartered entity, the Financing Corporation. The capitalization of the Financing Corporation was provided by capital distributions from the FHLBanks to the Financing Corporation in exchange for Financing Corporation nonvoting capital stock. Capital distributions were made by the FHLBanks in 1987, 1988 and 1989 that aggregated to $680,000,000. Upon passage of Financial Institutions Reform, Recovery and Enforcement Act of 1989, the FHLBanks’ previous investment in capital stock of the Financing Corporation was determined to be non-redeemable and the FHLBanks charged-off their prior capital distributions to the Financing Corporation directly against retained earnings. Upon the dissolution of the Financing Corporation in June 2020, the Financing Corporation determined that excess funds aggregating to $200,031,000 were available for distribution to its stockholders, the FHLBanks. Specifically, FHLBank Topeka’s partial recovery of prior capital distribution was $10,543,000, which was determined based on its share of the $680,000,000 originally contributed. The FHLBanks treated the receipt of these funds as a return of the FHLBanks’ investment in Financing Corporation capital stock, and therefore as a partial recovery of the prior capital distributions made by the FHLBanks to the Financing Corporation in 1987, 1988, and 1989. For the year ended December 31, 2020, these funds were credited to unrestricted retained earnings.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 13.1 summarizes the changes in AOCI for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Table 13.1

	Year Ended
	Net Unrealized Gains (Losses) on Available-for-Sale Securities (Note 4)	Defined Benefit Pension Plan (Note 15)	Total AOCI
Balance at December 31, 2018	$19,068	$(3,375)	$15,693
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	7,720		7,720
Net gains (losses) - defined benefit pension plan		(1,806)	(1,806)
Curtailment gains (losses) - defined benefit pension plan		2,845	2,845
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		334	334
Net current period other comprehensive income (loss)	7,720	1,373	9,093
Balance at December 31, 2019	26,788	(2,002)	24,786
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	19,931		19,931
Net gains (losses) - defined benefit pension plan		(1,177)	(1,177)
Settlement charges - defined benefit pension plan		133	133
Reclassifications from other comprehensive income (loss) to net income:
Realized net (gains) losses included in net income[2]	(1,523)		(1,523)
Amortization of net losses - defined benefit pension plan[1]		158	158
Net current period other comprehensive income (loss)	18,408	(886)	17,522
Balance at December 31, 2020	45,196	(2,888)	42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[3]	29,493		29,493
Net gains (losses) - defined benefit pension plan		(17)	(17)
Settlement charges - defined benefit pension plan		199	199
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		332	332
Net current period other comprehensive income (loss)	29,493	514	30,007
Balance at December 31, 2021	$74,689	$(2,374)	$72,315

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2020. For the Pentegra Defined Benefit Plan years ended June 30, 2020 and 2019, FHLBank’s contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan. Table 14.1 presents the net pension cost and funded status of FHLBank relating to the Pentegra Defined Benefit Plan (dollar amounts in thousands):

Table 14.1

	2021	2020	2019
Net pension cost charged to compensation and benefits expense, excluding fees	$1,695	$840	$672
Pentegra Defined Benefit Plan funded status as of July 1[1]	129.6%	108.5%	108.6%
FHLBank's funded status as of July 1	118.6%	99.9%	104.6%

1    The funded status as of July 1, 2021 is preliminary and may increase because the plan’s participants are permitted to make contributions for the plan year ended June 30, 2021 through March 15, 2022. Contributions made on or before March 15, 2022, and designated for the plan year ended June 30, 2021, will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021 will not be available until the Form 5500 for the plan year July 1, 2021 through June 30, 2022 is filed (this Form 5500 is due to be filed no later than April 2023). The funded status as of July 1, 2020 is preliminary and may increase because the plan’s participants were permitted to make contributions for the plan year ended June 30, 2020 through March 15, 2021. Contributions made on or before March 15, 2021, and designated for the plan year ended June 30, 2020, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020 will not be available until the Form 5500 for the plan year July 1, 2020 through June 30, 2021 is filed (this Form 5500 is due to be filed no later than April 2022).

Qualified Defined Contribution Plans: FHLBank also administers the Federal Home Loan Bank of Topeka 401(k) Plan, a tax-qualified, defined contribution pension plan. Substantially all officers and employees of FHLBank are covered by the plan. FHLBank contributes a non-matching contribution on behalf of all eligible employees in addition to a matching amount equal to a percentage of voluntary employee contributions, subject to certain limitations. Prior to January 1, 2020, FHLBank participated in the Pentegra Defined Contribution Plan for Financial Institutions. FHLBank’s contributions totaled $2,353,000, $2,329,000 and $1,513,000 for 2021, 2020, and 2019, respectively, and were charged to compensation and benefits expense.

Nonqualified Supplemental Retirement Plan: FHLBank maintains a benefit equalization plan (BEP) covering certain senior officers and members of the board of directors. This non-qualified plan contains provisions for a deferred compensation component and a defined benefit pension component. In September 2019, FHLBank's board of directors elected to freeze the defined benefit component of the BEP on December 31, 2019, thereby discontinuing the future accrual of new benefits.

There are no funded plan assets that have been designated to provide for the deferred compensation component or defined benefit pension component of the BEP. The obligations of the deferred compensation component of the BEP were $7,405,000 and $7,048,000 as of December 31, 2021 and 2020, respectively. The obligations and funding status of the defined benefit portion of FHLBank’s BEP as of December 31, 2021 and 2020 are presented in Table 14.2 (in thousands):

Table 14.2

	2021	2020
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,411	$13,372
Interest cost	290	389
Net (gains) losses	17	1,177
Benefits paid	(910)	(910)
Settlements	(990)	(617)
Projected benefit obligation at end of year	11,818	13,411
Change in plan assets:
Fair value of plan assets at beginning of year	—	—
Employer contributions	1,900	1,527
Benefits paid	(910)	(910)
Settlements	(990)	(617)
Fair value of plan assets at end of year	—	—
FUNDED STATUS	$(11,818)	$(13,411)

Table 14.3 presents the components of the net periodic pension cost for the defined benefit portion of FHLBank’s BEP for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Table 14.3

	2021	2020	2019
Service cost	$—	$—	$236
Interest cost	290	389	566
Amortization of net losses	332	158	334
Settlement charges	199	133	—
NET PERIODIC POSTRETIREMENT BENEFIT COST	$821	$680	$1,136

The measurement date used to determine the current year’s benefit obligation was December 31, 2021.

Table 14.4 presents the key assumptions and other information for the actuarial calculations for the defined benefit portion of FHLBank’s BEP for the years ended December 31, 2021, 2020, and 2019 (dollar amounts in thousands):

Table 14.4

	2021	2020	2019
Discount rate - benefit obligation	2.50%	2.25%	3.00%
Discount rate - net periodic benefit cost	2.25%	3.00%	4.00%
Amortization period (years) - net periodic benefit cost	4.96	5.53	6.08
Accumulated benefit obligation	$11,818	$13,411	$13,372

FHLBank estimates that its required contributions to the defined benefit portion of FHLBank’s BEP for the year ended December 31, 2022 will be $1,305,000.

The FHLBank’s estimated future benefit payments are presented in Table 14.5 (in thousands):

Table 14.5

Year ending December 31,	Estimated Benefit Payments
2022	$1,305
2023	1,319
2024	498
2025	514
2026	528
2027 through 2031	2,902

NOTE 15 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of December 31, 2021 and 2020. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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
•Level 3 Inputs – Unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models using an unobservable discount rate, or similar techniques.

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the years ended December 31, 2021 and 2020.

Tables 15.1 and 15.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of December 31, 2021 and 2020. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 15.3 and 15.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of December 31, 2021 and 2020 are summarized in Tables 15.1 and 15.2 (in thousands):

Table 15.1

	12/31/2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,841	$25,841	$25,841	$—	$—	$—
Interest-bearing deposits	693,249	693,249	—	693,249	—	—
Securities purchased under agreements to resell	1,500,000	1,500,000	—	1,500,000	—	—
Federal funds sold	3,360,000	3,360,000	—	3,360,000	—	—
Trading securities	2,339,955	2,339,955	—	2,339,955	—	—
Available-for-sale securities	7,719,185	7,719,185	—	7,719,185	—	—
Held-to-maturity securities	446,185	450,771	—	377,156	73,615	—
Advances	23,484,288	23,567,860	—	23,567,860	—	—
Mortgage loans held for portfolio, net of allowance	8,135,046	8,064,657	—	8,060,200	4,457	—
Accrued interest receivable	78,032	78,032	—	78,032	—	—
Derivative assets	156,926	156,926	—	17,050	—	139,876
Liabilities:
Deposits	946,207	946,207	—	946,207	—	—
Consolidated obligation discount notes	6,568,989	6,568,645	—	6,568,645	—	—
Consolidated obligation bonds	37,630,609	37,565,481	—	37,565,481	—	—
Mandatorily redeemable capital stock	582	582	582	—	—	—
Accrued interest payable	42,753	42,753	—	42,753	—	—
Derivative liabilities	4,580	4,580	—	181,310	—	(176,730)
Other Asset (Liability):
Industrial revenue bonds	35,000	36,114	—	36,114	—	—
Financing obligation payable	(35,000)	(36,114)	—	(36,114)	—	—

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

Annually, FHLBank conducts reviews of the multiple pricing vendors to confirm and further augment its understanding of the vendors’ pricing processes, methodologies, and control procedures. FHLBank’s review process includes obtaining available vendors’ independent auditors’ reports regarding the internal controls over their valuation process, although the availability of pertinent reports varies by vendor.

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

As of December 31, 2021 and 2020, multiple prices were received for substantially all of FHLBank’s long-term investment securities so the final prices for those securities were computed by averaging the prices received. Based on FHLBank’s reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices, FHLBank has concluded that its final prices result in reasonable estimates of fair value and that the fair value measurements are classified appropriately in the fair value hierarchy.

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

The discounted cash flow model uses market-observable inputs. Inputs by class of derivative are as follows:
▪Interest-rate related:
•Discount rate assumption - Federal Funds Overnight Index Swap (OIS) or SOFR swap curve depending on the terms of the derivative;
•Forward interest rate assumption for rate resets - swap curve of index rate of the instrument (e.g., LIBOR, SOFR or Fed Funds Effective Rate); and
•Volatility assumptions - market-based expectations of future interest rate volatility implied from current market prices for similar options.
▪Mortgage delivery commitments:
•To be announced (TBA) price - market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Measurements: Tables 15.3 and 15.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended December 31, 2021 and 2020 (in thousands).

Table 15.3

	12/31/2021
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$200,023	$—	$200,023	$—	$—
U.S. Treasury obligations	917,472	—	917,472	—	—
GSE debentures	415,918	—	415,918	—	—
GSE MBS	806,542	—	806,542	—	—
Total trading securities	2,339,955	—	2,339,955	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,816,437	—	2,816,437	—	—
U.S. obligation MBS	50,767	—	50,767	—	—
GSE MBS	4,851,981	—	4,851,981	—	—
Total available-for-sale securities	7,719,185	—	7,719,185	—	—
Derivative assets:
Interest-rate related	156,894	—	17,018	—	139,876
Mortgage delivery commitments	32	—	32	—	—
Total derivative assets	156,926	—	17,050	—	139,876
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,216,066	$—	$10,076,190	$—	$139,876

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$4,535	$—	$181,265	$—	$(176,730)
Mortgage delivery commitments	45	—	45	—	—
Total derivative liabilities	4,580	—	181,310	—	(176,730)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$4,580	$—	$181,310	$—	$(176,730)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$4,510	$—	$—	$4,510	$—
Real estate owned	52	—	—	52	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$4,562	$—	$—	$4,562	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the year ended December 31, 2021 and still outstanding as of December 31, 2021.

Table 15.4

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

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Bank Act or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $608,633,999,000 and $698,296,045,000 as of December 31, 2021 and 2020, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of December 31, 2021, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of December 31, 2021 and 2020, off-balance sheet commitments are presented in Table 16.1 (in thousands):

Table 16.1

	12/31/2021			12/31/2020
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,206,182	$1,983	$5,208,165	$5,436,165	$4,251	$5,440,416
Advance commitments outstanding	21,001	3,905	24,906	19,693	21,001	40,694
Principal commitments for standby bond purchase agreements	—	727,200	727,200	380,615	317,710	698,325
Commitments to fund or purchase mortgage loans	72,025	—	72,025	133,456	—	133,456
Commitments to issue consolidated bonds, at par	635,000	—	635,000	4,000	—	4,000

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,336,000 and $1,554,000 as of December 31, 2021 and 2020, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2025, though some are renewable at the option of FHLBank. As of December 31, 2021 and 2020, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was required to purchase $122,390,000 in bonds under these agreements during the year ended December 31, 2020. These bonds were classified as available-for-sale securities, and were acquired at par and sold at par within the same month. FHLBank was not required to purchase any bonds under any agreements during the year ended December 31, 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(13,000) and $650,000 as of December 31, 2021 and 2020, respectively.

Commitments to Issue Consolidated Obligations: FHLBank enters into commitments to issue consolidated obligation bonds and discount notes outstanding in the normal course of its business. Most settle within the shortest period possible and are considered regular way trades; however, certain commitments are recorded as derivatives at their fair values on the Statements of Condition.

Other Commitments: On June 28, 2017, FHLBank completed an industrial revenue bond financing transaction with Shawnee County, Kansas (County) that will provide property tax savings for 10 years on FHLBank's new headquarters. In the transaction, the County acquired an interest in the land, improvements, building and equipment (collectively, the Project) by issuing up to $36,000,000 of industrial revenue bonds due December 31, 2027 (IRBs) and leased the Project to FHLBank for an identical 127-month term under a financing lease. The IRBs are collateralized by the Project and the lease revenues for the related leasing transaction with the County. The IRBs were purchased by FHLBank. The County assigned the lease to the bond trustee for FHLBank's benefit as the sole holder of the IRBs. FHLBank can prepay the IRBs at any time, but would forfeit its property tax benefit in the event the IRBs were to be prepaid. As a result, the land and building will remain a component of the property, plant and equipment in FHLBank's Statements of Condition. The IRBs and the equivalent liability are included in FHLBank's Statements of Condition in other assets and other liabilities, respectively. FHLBank, as holder of the IRBs, is due interest at 2.0 percent per annum with interest payable annually in arrears on December 1, beginning December 1, 2018. This interest income is directly offset by the financing interest expense payments on the land and building, which are due at the same time and in the same amount as the interest income. As of December 31, 2021 and 2020, $35,000,000 of the IRBs were issued and outstanding.

Safekeeping Custodial Arrangements: FHLBank acts as a securities safekeeping custodian on behalf of participating members. Actual securities are held by a third-party custodian acting as agent for FHLBank. As of December 31, 2021, the total original par value of customer securities held by FHLBank under this arrangement was $62,266,353,000.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 17.1 and 17.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2021 and 2020 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 17.1

12/31/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$413,430	32.7%	$413,930	27.6%
TOTAL		$500	0.2%	$413,430	32.7%	$413,930	27.6%

Table 17.2

12/31/2020
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$825	0.2%	$339,524	29.2%	$340,349	21.6%
TOTAL		$825	0.2%	$339,524	29.2%	$340,349	21.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of December 31, 2021 and 2020 are summarized in Table 17.3 (dollar amounts in thousands).

Table 17.3

	12/31/2021		12/31/2020		12/31/2021		12/31/2020
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$9,045,000	38.6%	$7,460,000	35.6%	$517	0.1%	$713	0.1%
TOTAL	$9,045,000	38.6%	$7,460,000	35.6%	$517	0.1%	$713	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the years ended December 31, 2021 and 2020.

Transactions with FHLBank Directors’ Financial Institutions: Table 17.4 presents information as of December 31, 2021 and 2020 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 17.4

	12/31/2021		12/31/2020
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$180,099	0.8%	$161,021	0.8%

Deposits	$15,613	1.6%	$25,459	2.1%

Class A Common Stock	$4,655	2.0%	$10,298	2.5%
Class B Common Stock	17,056	1.3	21,200	1.8
TOTAL CAPITAL STOCK	$21,711	1.4%	$31,498	2.0%

Table 17.5 presents mortgage loans acquired during the years ended December 31, 2021 and 2020 for members that had an officer or director serving on FHLBank’s board of directors in 2021 or 2020 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 17.5

	Year Ended
	12/31/2021		12/31/2020
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$40,202	1.9%	$102,519	3.8%

NOTE 18 – TRANSACTIONS WITH OTHER FHLBANKS

FHLBank Topeka had the following business transactions with other FHLBanks during the years ended December 31, 2021, 2020, and 2019 as presented in Table 18.1 (in thousands). All transactions occurred at market prices.

Table 18.1

Business Activity	2021	2020	2019
Average overnight interbank loan balances to other FHLBanks[1]	$592	$2,883	$2,529
Average overnight interbank loan balances from other FHLBanks[1]	2,948	6,831	8,082
Average deposit balances with FHLBank of Chicago for interbank transactions[2]	4,192	6,981	1,361
Transaction charges paid to FHLBank of Chicago for transaction service fees[3]	6,401	7,819	6,938
Par amount of purchases of consolidated obligations issued on behalf of other FHLBanks[4]	—	—	—
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
4    Purchases of consolidated obligations issued on behalf of one FHLBank and purchased by FHLBank occur at market prices with third parties and are accounted for in the same manner as similarly classified investments. Outstanding fair value balances totaling $109,532,000 and $113,328,000 as of December 31, 2021 and 2020, respectively, are included in the non-MBS GSE debentures totals presented in Note 4. Interest income earned on these securities totaled $3,429,000 for each of the years ended December 31, 2021, 2020, and 2019, respectively.