Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Topeka
filed 2022-05-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
April 29, 2022
Class A Stock, par value $100 per share	3,088,049
Class B Stock, par value $100 per share	15,224,684

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
•The volume and quality of eligible mortgage loans originated and sold by participating members to FHLBank through its various mortgage finance products (Mortgage Partnership Finance® (MPF®) Program). “Mortgage Partnership Finance,” “MPF,” “MPF Xtra,” and “MPF Direct” are registered trademarks of FHLBank Chicago;
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

Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all risks and uncertainties addressed throughout this quarterly report, as well as those discussed under Item 1A – Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2021, incorporated by reference herein.

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2022	12/31/2021
ASSETS
Cash and due from banks	$29,264	$25,841
Interest-bearing deposits	624,145	693,249
Securities purchased under agreements to resell (Note 9)	2,100,000	1,500,000
Federal funds sold	3,100,000	3,360,000

Investment securities:
Trading securities (Note 3)	2,775,818	2,339,955
Available-for-sale securities, amortized cost of $7,812,873 and $7,644,496 (Note 3)	7,846,335	7,719,185
Held-to-maturity securities, fair value of $423,695 and $450,771 (Note 3)	421,583	446,185
Total investment securities	11,043,736	10,505,325

Advances (Note 4)	25,487,576	23,484,288
Mortgage loans held for portfolio, net of allowance for credit losses of $5,038 and $5,317 (Note 5)	8,021,949	8,135,046
Accrued interest receivable	79,890	78,032
Derivative assets, net (Notes 6, 9)	175,645	156,926
Other assets	80,487	82,531

TOTAL ASSETS	$50,742,692	$48,021,238

LIABILITIES
Deposits (Note 7)	$936,691	$946,207

Consolidated obligations, net:
Discount notes (Note 8)	7,843,651	6,568,989
Bonds (Note 8)	38,960,721	37,630,609
Total consolidated obligations, net	46,804,372	44,199,598

Mandatorily redeemable capital stock (Note 10)	559	582
Accrued interest payable	48,820	42,753
Affordable Housing Program payable	45,105	42,224
Derivative liabilities, net (Notes 6, 9)	2,494	4,580
Other liabilities	126,771	71,028

TOTAL LIABILITIES	47,964,812	45,306,972

Commitments and contingencies (Note 13)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	03/31/2022	12/31/2021
CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,202 and 2,342 shares issued and outstanding) (Note 10)	$220,222	$234,190
Class B ($100 par value; 13,539 and 12,651 shares issued and outstanding) (Note 10)	1,353,935	1,265,111
Total capital stock	1,574,157	1,499,301

Retained earnings:
Unrestricted	872,252	852,408
Restricted	300,321	290,242
Total retained earnings	1,172,573	1,142,650

Accumulated other comprehensive income (loss) (Note 11)	31,150	72,315

TOTAL CAPITAL	2,777,880	2,714,266

TOTAL LIABILITIES AND CAPITAL	$50,742,692	$48,021,238

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2022	03/31/2021
INTEREST INCOME:
Interest-bearing deposits	$376	$269
Securities purchased under agreements to resell	536	489
Federal funds sold	794	520
Trading securities	13,883	16,385
Available-for-sale securities	14,784	11,477
Held-to-maturity securities	1,053	3,938
Advances	37,881	35,443
Mortgage loans held for portfolio	54,554	53,478
Other	197	257
Total interest income	124,058	122,256

INTEREST EXPENSE:
Deposits	126	108
Consolidated obligations:
Discount notes	2,036	1,998
Bonds	36,556	46,515
Mandatorily redeemable capital stock	1	9
Other	264	257
Total interest expense	38,983	48,887

NET INTEREST INCOME	85,075	73,369
Provision (reversal) for credit losses on mortgage loans	(307)	(14)
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	85,382	73,383

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(59,488)	(26,747)
Net gains (losses) on derivatives	46,563	17,581
Standby bond purchase agreement commitment fees	625	621
Letters of credit fees	1,570	1,683
Other	1,221	970
Total other income (loss)	(9,509)	(5,892)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2022	03/31/2021
OTHER EXPENSES:
Compensation and benefits	$10,558	$10,293
Other operating	5,003	4,278
Federal Housing Finance Agency	1,413	1,110
Office of Finance	1,224	1,171
Mortgage loans transaction service fees	1,521	1,656
Other	159	197
Total other expenses	19,878	18,705

INCOME BEFORE ASSESSMENTS	55,995	48,786

Affordable Housing Program	5,600	4,880

NET INCOME	$50,395	$43,906

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended
	03/31/2022	03/31/2021
Net income	$50,395	$43,906

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(41,227)	29,234
Defined benefit pension plan	62	72
Total other comprehensive income (loss)	(41,165)	29,306

TOTAL COMPREHENSIVE INCOME (LOSS)	$9,230	$73,212

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	412,225	11,618	1,161,779	15,740	1,574,004	793,331	258,124	1,051,455	42,308	2,667,767
Comprehensive income							35,125	8,781	43,906	29,306	73,212
Proceeds from issuance of capital stock	5	500	4,614	461,427	4,619	461,927					461,927
Repurchase/redemption of capital stock	(1,331)	(133,115)	(204)	(20,431)	(1,535)	(153,546)					(153,546)
Net reclassification of shares to mandatorily redeemable capital stock	(3,156)	(315,648)	(426)	(42,595)	(3,582)	(358,243)					(358,243)
Net transfer of shares between Class A and Class B	4,122	412,234	(4,122)	(412,234)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.2%):
Cash payment							(64)		(64)		(64)
Stock issued			162	16,223	162	16,223	(16,223)		(16,223)		—
Balance at March 31, 2021	3,762	$376,196	11,642	$1,164,169	15,404	$1,540,365	$812,169	$266,905	$1,079,074	$71,614	$2,691,053

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	234,190	12,651	1,265,111	14,993	1,499,301	852,408	290,242	1,142,650	72,315	2,714,266
Comprehensive income							40,316	10,079	50,395	(41,165)	9,230
Proceeds from issuance of capital stock	—	—	6,387	638,709	6,387	638,709					638,709
Repurchase/redemption of capital stock	(3,607)	(360,704)	(605)	(60,520)	(4,212)	(421,224)					(421,224)
Net reclassification of shares to mandatorily redeemable capital stock	(604)	(60,397)	(1,027)	(102,650)	(1,631)	(163,047)					(163,047)
Net transfer of shares between Class A and Class B	4,071	407,133	(4,071)	(407,133)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.8%):
Cash payment							(54)		(54)		(54)
Stock issued			204	20,418	204	20,418	(20,418)		(20,418)		—
Balance at March 31, 2022	2,202	$220,222	13,539	$1,353,935	15,741	$1,574,157	$872,252	$300,321	$1,172,573	$31,150	$2,777,880

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2022	03/31/2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,395	$43,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	(1,789)	(4,487)
Concessions on consolidated obligations	964	2,220
Premiums and discounts on investments, net	1,673	4,713
Premiums, discounts and commitment fees on advances, net	(1,113)	(1,264)
Premiums, discounts and deferred loan costs on mortgage loans, net	6,527	16,696
Fair value adjustments on hedged assets or liabilities	388	720
Premises, software and equipment	808	823
Other	62	72
Provision (reversal) for credit losses on mortgage loans	(307)	(14)
Non-cash interest on mandatorily redeemable capital stock	—	8
Net realized (gains) losses on disposal of premises, software and equipment	1	—
Other adjustments, net	(162)	(100)
Net (gains) losses on trading securities	59,488	26,747
Net change in derivatives and hedging activities	303,292	160,428
(Increase) decrease in accrued interest receivable	(1,684)	4,782
Change in net accrued interest included in derivative assets	(19,212)	(6,129)
(Increase) decrease in other assets	904	968
Increase (decrease) in accrued interest payable	5,892	(496)
Change in net accrued interest included in derivative liabilities	6,042	(2,340)
Increase (decrease) in Affordable Housing Program liability	2,881	1,755
Increase (decrease) in other liabilities	(5,694)	(4,263)
Total adjustments	358,961	200,839
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	409,356	244,745

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Three Months Ended
	03/31/2022	03/31/2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(72,681)	$299,341
Net (increase) decrease in securities purchased under resale agreements	(600,000)	900,000
Net (increase) decrease in Federal funds sold	260,000	(2,125,000)
Proceeds from maturities of and principal repayments on trading securities	404,650	4,665
Purchases of trading securities	(900,000)	(675,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	351,543	503,950
Purchases of available-for-sale securities	(697,435)	(249,922)
Proceeds from maturities of and principal repayments on held-to-maturity securities	24,646	181,169
Advances repaid	159,083,449	134,393,793
Advances originated	(161,291,476)	(134,365,546)
Principal collected on mortgage loans	390,204	1,060,598
Purchases of mortgage loans	(286,235)	(542,022)
Proceeds from sale of foreclosed assets	70	47
Other investing activities	930	870
Purchases of premises, software and equipment	(133)	(278)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(3,332,468)	(613,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,513)	33,284
Net proceeds from issuance of consolidated obligations:
Discount notes	39,888,155	53,566,824
Bonds	12,747,640	9,331,771
Payments for maturing and retired consolidated obligations:
Discount notes	(38,614,004)	(54,376,409)
Bonds	(11,141,400)	(12,635,100)
Net interest payments received (paid) for financing derivatives	(6,704)	(7,086)
Proceeds from issuance of capital stock	638,709	461,927
Payments for repurchase/redemption of capital stock	(421,224)	(153,546)
Payments for repurchase of mandatorily redeemable capital stock	(163,070)	(358,290)
Cash dividends paid	(54)	(64)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,926,535	(4,136,689)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,423	(4,505,279)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,841	4,570,415
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,264	$65,136

Supplemental disclosures:
Interest paid	$44,786	$53,406
Affordable Housing Program payments	$2,764	$3,135
Net transfers of mortgage loans to other assets	$67	$183

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
March 31, 2022

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

FHLBank’s significant accounting policies and certain other disclosures are set forth in the notes to the audited financial statements for the year ended December 31, 2021. The interim financial statements presented herein should be read in conjunction with FHLBank’s audited financial statements and notes thereto, which are included in FHLBank’s annual report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 21, 2022 (annual report on Form 10-K). The notes to the interim financial statements highlight significant changes to the notes included in the annual report on Form 10-K.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS AND INTERPRETATIONS AND CHANGES IN AND ADOPTIONS OF ACCOUNTING PRINCIPLES

Troubled Debt Restructurings and Vintage Disclosures (Accounting Standards Update (ASU) 2022-02). In March 2022, the Financial Accounting Standards Board (FASB) issued amendments to eliminate the accounting guidance for troubled debt restructurings by creditors in Accounting Standards Codification (ASC) 310 for entities that have adopted ASU 2016-13, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance requires that an entity apply the loan refinancing and restructuring guidance in ASC 310-20-35-9 through ASC 310-20-35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of ASC 326. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2022. Early adoption is permitted. FHLBank is evaluating this guidance and its effect on FHLBank’s financial condition, results of operations, cash flows, and disclosures.

Fair Value Hedging – Portfolio Layer Method (ASU 2022-01). In March 2022, the FASB issued an amendment to clarify the application of the guidance in ASC 815 related to fair value hedging of interest rate risk for portfolios of financial assets. The ASU expands the scope and application of the portfolio layer method and provides guidance on the accounting for and disclosure of hedge basis adjustments. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2022. Early adoption is permitted. FHLBank is evaluating this guidance and its effect on FHLBank’s financial condition, results of operations, cash flows, and disclosures.

Reference Rate Reform (ASU 2021-01). In January 2021, the FASB issued an amendment that refines the scope of ASC 848 and clarifies the guidance issued to facilitate the effects of reference rate reform on financial reporting. The amendment permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, computing variation margin settlements and calculating price alignment interest in connection with reference rate reform activities. During the fourth quarter of 2020, FHLBank elected applicable optional expedients specific to discounting transition on a retrospective basis. As a result of electing this expedient, discounting transition did not have a material effect on FHLBank's financial condition, results of operations, or cash flows. This guidance was effective immediately for FHLBank and was applied consistently with the optional expedient guidance under ASU 2020-04, described below.

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020 by transferring LIBOR-indexed securities. See Note 3 – Investments for additional information related to this transfer. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. FHLBank continues to evaluate the impact of the guidance and anticipates electing the applicable optional expedients as reference rate reform activities occur. The effect of this guidance and these activities on FHLBank's financial condition, results of operations, and cash flows is not estimable, as it depends on the nature of the transactions undertaken in response to reference rate reform and market conditions at the time of those transactions.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of March 31, 2022, approximately 34 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of March 31, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of March 31, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $102,000 and $28,000, respectively, as of March 31, 2022, and $51,000 and $7,000, respectively, as of December 31, 2021.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of March 31, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $19,000 and $3,000 as of March 31, 2022 and December 31, 2021, respectively.

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

Trading Securities: Trading securities by major security type as of March 31, 2022 and December 31, 2021 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	03/31/2022	12/31/2021
Non-mortgage-backed securities:
Certificates of deposit	$700,211	$200,023
U.S. Treasury obligations	905,038	917,472
GSE debentures	401,915	415,918
Non-mortgage-backed securities	2,007,164	1,533,413
Mortgage-backed securities:
GSE MBS	768,654	806,542
Mortgage-backed securities	768,654	806,542
TOTAL	$2,775,818	$2,339,955

Net gains (losses) on trading securities during the three months ended March 31, 2022 and 2021 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended
	03/31/2022	03/31/2021
Net gains (losses) on trading securities held as of March 31, 2022	$(59,465)	$(23,663)
Net gains (losses) on trading securities sold or matured prior to March 31, 2022	(23)	(3,084)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(59,488)	$(26,747)

Available-for-sale Securities: Available-for-sale securities by major security type as of March 31, 2022 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $16,340,000 as of March 31, 2022.

Table 3.3

	03/31/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,794,109	$1,922	$(7,972)	$2,788,059
Non-mortgage-backed securities	2,794,109	1,922	(7,972)	2,788,059
Mortgage-backed securities:
U.S. obligation MBS	46,763	78	(24)	46,817
GSE MBS	4,972,001	62,067	(22,609)	5,011,459
Mortgage-backed securities	5,018,764	62,145	(22,633)	5,058,276
TOTAL	$7,812,873	$64,067	$(30,605)	$7,846,335

Available-for-sale securities by major security type as of December 31, 2021 are summarized in Table 3.4 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $19,457,000 as of December 31, 2021.

Table 3.4

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of March 31, 2022 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	03/31/2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,277,798	$(7,972)	$—	$—	$1,277,798	$(7,972)
Non-mortgage-backed securities	1,277,798	(7,972)	—	—	1,277,798	(7,972)
Mortgage-backed securities:
U.S. obligation MBS	3,654	(9)	5,808	(15)	9,462	(24)
GSE MBS	1,275,723	(20,642)	717,035	(1,967)	1,992,758	(22,609)
Mortgage-backed securities	1,279,377	(20,651)	722,843	(1,982)	2,002,220	(22,633)
TOTAL	$2,557,175	$(28,623)	$722,843	$(1,982)	$3,280,018	$(30,605)

Table 3.6 summarizes the available-for-sale securities with unrealized losses as of December 31, 2021 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2022 and December 31, 2021 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	03/31/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$1,200,885	$1,201,645	$907,110	$907,908
Due after one year through five years	1,360,753	1,354,151	1,660,664	1,661,260
Due after five years through ten years	232,471	232,263	246,745	247,269
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,794,109	2,788,059	2,814,519	2,816,437
Mortgage-backed securities	5,018,764	5,058,276	4,829,977	4,902,748
TOTAL	$7,812,873	$7,846,335	$7,644,496	$7,719,185

Held-to-maturity Securities: Held-to-maturity securities by major security type as of March 31, 2022 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $283,000 as of March 31, 2022.

Table 3.8

	03/31/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$74,865	$—	$(1,185)	$73,680
Non-mortgage-backed securities	74,865	—	(1,185)	73,680
Mortgage-backed securities:
GSE MBS	346,718	4,643	(1,346)	350,015
Mortgage-backed securities	346,718	4,643	(1,346)	350,015
TOTAL	$421,583	$4,643	$(2,531)	$423,695

Held-to-maturity securities by major security type as of December 31, 2021 are summarized in Table 3.9 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $224,000 as of December 31, 2021.

Table 3.9

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of March 31, 2022 and December 31, 2021 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	03/31/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	44,865	44,745	44,865	44,736
Due after ten years	30,000	28,935	30,000	28,879
Non-mortgage-backed securities	74,865	73,680	74,865	73,615
Mortgage-backed securities	346,718	350,015	371,320	377,156
TOTAL	$421,583	$423,695	$446,185	$450,771

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

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of March 31, 2022 and 2021, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

FHLBank's held-to-maturity and available-for-sale securities: (1) were all highly rated and/or had short remaining terms to maturity; (2) had not experienced, nor did FHLBank expect, any payment default on the instruments; (3) in the case of U.S. obligations, carry an explicit government guarantee such that FHLBank considers the risk of nonpayment to be zero; and (4) in the case of GSE debentures or MBS, the securities are purchased under an assumption that the U.S. government is willing and able to intervene on behalf of investors during a financial crisis.

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of March 31, 2022 and December 31, 2021, FHLBank had advances outstanding at interest rates ranging from 0.21 percent to 7.20 percent and 0.12 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $14,701,000 and $13,140,000 as of March 31, 2022 and December 31, 2021, respectively.

Table 4.1

	03/31/2022		12/31/2021
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$15,252,784	0.52%	$13,279,735	0.34%
Due after one year through two years	1,972,740	1.40	1,825,235	1.31
Due after two years through three years	2,602,736	1.11	2,359,249	0.98
Due after three years through four years	1,356,634	1.31	1,511,691	1.18
Due after four years through five years	1,290,236	1.16	1,314,949	1.09
Thereafter	3,165,725	1.92	3,141,969	1.76
Total par value	25,640,855	0.90%	23,432,828	0.77%
Discounts	(15,741)		(16,856)
Hedging adjustments	(137,538)		68,316
TOTAL	$25,487,576		$23,484,288

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $1,333,150,000 remain outstanding at March 31, 2022.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of March 31, 2022 and December 31, 2021 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	03/31/2022	12/31/2021	03/31/2022	12/31/2021
Due in one year or less	$16,430,851	$14,582,991	$16,337,284	$14,324,735
Due after one year through two years	1,693,216	1,552,690	2,107,990	2,034,485
Due after two years through three years	2,015,557	1,821,308	2,693,136	2,452,148
Due after three years through four years	1,307,354	1,280,597	1,352,284	1,507,341
Due after four years through five years	1,282,347	1,308,086	1,290,236	1,314,949
Thereafter	2,911,530	2,887,156	1,859,925	1,799,170
TOTAL PAR VALUE	$25,640,855	$23,432,828	$25,640,855	$23,432,828

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of March 31, 2022 and December 31, 2021 (in thousands):

Table 4.3

Redemption Term	03/31/2022	12/31/2021
Fixed rate:
Due in one year or less	$14,943,734	$13,061,185
Due after one year through three years	2,740,376	2,593,884
Due after three years through five years	1,799,305	1,871,575
Due after five years through fifteen years	2,776,402	2,752,551
Due after fifteen years	38,776	37,371
Total fixed rate	22,298,593	20,316,566
Variable rate:
Due in one year or less	309,050	218,550
Due after one year through three years	1,835,100	1,590,600
Due after three years through five years	847,565	955,065
Due after five years through fifteen years	348,047	349,547
Due after fifteen years	2,500	2,500
Total variable rate	3,342,262	3,116,262
TOTAL PAR VALUE	$25,640,855	$23,432,828

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of March 31, 2022 and December 31, 2021, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of March 31, 2022 and December 31, 2021, no advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three months ended March 31, 2022 and 2021.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of March 31, 2022 and December 31, 2021, and therefore no allowance for credit losses on advances was recorded.

NOTE 5 – MORTGAGE LOANS

Mortgage loans held for portfolio consist of loans obtained through the MPF Program and are either conventional mortgage loans or government-guaranteed or -insured mortgage loans. Under the MPF Program, FHLBank purchases single-family mortgage loans that are originated or acquired by PFIs. These mortgage loans are credit-enhanced by participating financial institutions (PFI) or are guaranteed or insured by Federal agencies.

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of March 31, 2022 and December 31, 2021 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $36,717,000 and $36,959,000 as of March 31, 2022 and December 31, 2021, respectively.

Table 5.1

	03/31/2022	12/31/2021
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,324,691	$1,375,318
Fixed rate, long-term, single-family mortgages	6,608,373	6,664,654
Total unpaid principal balance	7,933,064	8,039,972
Premiums	104,101	107,697
Discounts	(1,361)	(1,371)
Deferred loan costs, net	64	76
Hedging adjustments	(8,881)	(6,011)
Total before allowance for credit losses on mortgage loans	8,026,987	8,140,363
Allowance for credit losses on mortgage loans	(5,038)	(5,317)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,021,949	$8,135,046

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of March 31, 2022 and December 31, 2021 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	03/31/2022	12/31/2021
Conventional loans	$7,557,502	$7,644,184
Government-guaranteed or -insured loans	375,562	395,788
TOTAL UNPAID PRINCIPAL BALANCE	$7,933,064	$8,039,972

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of March 31, 2022 (dollar amounts in thousands):

Table 5.3

	03/31/2022
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2018	2018	2019	2020	2021	2022
Amortized Cost:[1]
Past due 30-59 days delinquent	$21,713	$6,087	$7,303	$5,559	$4,533	$—	$45,195	$8,095	$53,290
Past due 60-89 days delinquent	5,616	1,376	2,839	1,217	448	—	11,496	2,887	14,383
Past due 90 days or more delinquent	8,749	6,418	10,704	—	646	—	26,517	9,348	35,865
Total past due	36,078	13,881	20,846	6,776	5,627	—	83,208	20,330	103,538
Total current loans	1,996,741	326,542	1,206,839	1,790,639	1,992,479	249,717	7,562,957	360,492	7,923,449
Total mortgage loans	$2,032,819	$340,423	$1,227,685	$1,797,415	$1,998,106	$249,717	$7,646,165	$380,822	$8,026,987

Other delinquency statistics:
In process of foreclosure[2]							$4,604	$2,288	$6,892
Serious delinquency rate[3]							0.4%	2.5%	0.5%
Past due 90 days or more and still accruing interest							$—	$9,348	$9,348
Loans on nonaccrual status[4]							$32,039	$—	$32,039

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
4    Includes $22,130,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

Table 5.4 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of December 31, 2021 (dollar amounts in thousands):

Table 5.4

	12/31/2021
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2017	2017	2018	2019	2020	2021
Amortized Cost:[1]
Past due 30-59 days delinquent	$17,460	$4,799	$6,567	$9,385	$3,472	$2,743	$44,426	$8,539	$52,965
Past due 60-89 days delinquent	2,908	1,258	1,653	2,408	1,063	—	9,290	2,187	11,477
Past due 90 days or more delinquent	8,530	3,271	6,241	13,199	353	1,103	32,697	13,290	45,987
Total past due	28,898	9,328	14,461	24,992	4,888	3,846	86,413	24,016	110,429
Total current loans	1,719,777	415,762	356,936	1,299,061	1,853,232	2,007,773	7,652,541	377,393	8,029,934
Total mortgage loans	$1,748,675	$425,090	$371,397	$1,324,053	$1,858,120	$2,011,619	$7,738,954	$401,409	$8,140,363

Other delinquency statistics:
In process of foreclosure[2]							$3,065	$1,868	$4,933
Serious delinquency rate[3]							0.4%	3.3%	0.6%
Past due 90 days or more and still accruing interest							$—	$13,290	$13,290
Loans on nonaccrual status[4]							$37,867	$—	$37,867

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
4    Includes $25,211,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

The balance of troubled debt restructurings related to conventional mortgage loans was immaterial as of March 31, 2022 and December 31, 2021.
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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three months ended March 31, 2022 and 2021.

Table 5.5

	Three Months Ended
Conventional Loans	03/31/2022	03/31/2021
Balance, beginning of the period	$5,317	$5,177
Net (charge-offs) recoveries	28	(207)
Provision (reversal) for credit losses	(307)	(14)
Balance, end of the period	$5,038	$4,956

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, FHLBank would have recourse against the servicer for such failure. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of March 31, 2022 and December 31, 2021. Furthermore, none of these mortgage loans has been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of March 31, 2022 and December 31, 2021 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	03/31/2022			12/31/2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$23,432,796	$41,172	$323,629	$18,695,438	$16,678	$152,302
Total derivatives designated as hedging relationships	23,432,796	41,172	323,629	18,695,438	16,678	152,302
Derivatives not designated as hedging instruments:
Interest rate swaps	2,070,945	6,354	534	2,079,830	5	28,963
Interest rate caps/floors	354,000	1,276	—	477,500	335	—
Mortgage delivery commitments	129,831	34	1,940	72,025	32	45
Total derivatives not designated as hedging instruments	2,554,776	7,664	2,474	2,629,355	372	29,008
TOTAL	$25,987,572	48,836	326,103	$21,324,793	17,050	181,310
Netting adjustments and cash collateral[1]		126,809	(323,609)		139,876	(176,730)
DERIVATIVE ASSETS AND LIABILITIES		$175,645	$2,494		$156,926	$4,580

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $458,421,000 and $316,606,000 as of March 31, 2022 and December 31, 2021, respectively. Cash collateral received was $8,003,000 and $0 as of March 31, 2022 and December 31, 2021, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended March 31, 2022 and 2021, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	03/31/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$37,881	$14,784	$2,036	$36,556
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$193,430	$215,804	$(606)	$(255,563)
Hedged items[2]	(207,166)	(235,685)	1,230	273,563
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(13,736)	$(19,881)	$624	$18,000

	Three Months Ended
	03/31/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$35,443	$11,477	$1,998	$46,515
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$116,674	$124,675	$13	$(21,293)
Hedged items[2]	(131,314)	(148,040)	(4)	28,620
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(14,640)	$(23,365)	$9	$7,327

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.3 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of March 31, 2022 and December 31, 2021 (in thousands):

Table 6.3

03/31/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,479,371	$(148,239)	$10,701	$(137,538)
Available-for-sale securities	5,558,283	(136,497)	—	(136,497)
Consolidated obligation discount notes	(697,523)	1,230	—	1,230
Consolidated obligation bonds	(10,084,063)	314,077	—	314,077

12/31/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,268,057	$57,055	$11,261	$68,316
Available-for-sale securities	5,785,963	100,372	—	100,372
Consolidated obligation bonds	(6,754,140)	40,514	—	40,514

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.4 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.4

	Three Months Ended
	03/31/2022	03/31/2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$60,931	$34,451
Interest rate caps/floors	941	160
Net interest settlements	(10,374)	(12,841)
Mortgage delivery commitments	(4,935)	(4,189)
NET GAINS (LOSSES) ON DERIVATIVES	$46,563	$17,581

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $7,703,000 as of March 31, 2022. There was no credit risk applicable to a single counterparty at December 31, 2021.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of March 31, 2022 and December 31, 2021.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 7.1 details the types of deposits held by FHLBank as of March 31, 2022 and December 31, 2021 (in thousands):

Table 7.1

	03/31/2022	12/31/2021
Interest-bearing:
Demand	$298,835	$317,911
Overnight	554,000	530,100
Term	5,750	2,750
Total interest-bearing	858,585	850,761
Non-interest-bearing:
Other	78,106	95,446
Total non-interest-bearing	78,106	95,446
TOTAL DEPOSITS	$936,691	$946,207

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

Table 8.1

	03/31/2022		12/31/2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$21,828,700	0.26%	$21,821,300	0.13%
Due after one year through two years	2,836,400	1.03	2,582,600	1.02
Due after two years through three years	3,497,700	1.01	2,435,700	0.90
Due after three years through four years	2,190,000	0.85	1,927,100	0.86
Due after four years through five years	3,750,500	1.02	3,766,500	0.89
Thereafter	5,159,550	1.59	5,125,050	1.57
Total par value	39,262,850	0.66%	37,658,250	0.55%
Premiums	26,015		27,470
Discounts	(2,604)		(2,720)
Concession fees	(11,463)		(11,877)
Hedging adjustments	(314,077)		(40,514)
TOTAL	$38,960,721		$37,630,609

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of March 31, 2022 and December 31, 2021 includes callable bonds totaling $13,306,000,000 and $11,224,000,000, respectively. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of March 31, 2022 and December 31, 2021 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	03/31/2022	12/31/2021
Due in one year or less	$34,337,200	$32,612,800
Due after one year through two years	2,109,400	2,224,600
Due after two years through three years	1,059,200	1,024,200
Due after three years through four years	599,000	565,100
Due after four years through five years	646,500	684,500
Thereafter	511,550	547,050
TOTAL PAR VALUE	$39,262,850	$37,658,250

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of March 31, 2022 and December 31, 2021 (in thousands):

Table 8.3

	03/31/2022	12/31/2021
Fixed rate	$18,918,850	$20,957,250
Simple variable rate	18,737,000	15,752,000
Step	1,607,000	949,000
TOTAL PAR VALUE	$39,262,850	$37,658,250

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
March 31, 2022	$7,843,651	$7,848,461	0.28%

December 31, 2021	$6,568,989	$6,569,580	0.04%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021 (in thousands):

Table 9.1

03/31/2022
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$47,555	$(43,513)	$4,042	$(34)	$4,008
Cleared derivatives	1,281	170,322	171,603	—	171,603
Total derivative assets	48,836	126,809	175,645	(34)	175,611
Securities purchased under agreements to resell	2,100,000	—	2,100,000	(2,100,000)	—
TOTAL	$2,148,836	$126,809	$2,275,645	$(2,100,034)	$175,611

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of March 31, 2022 and December 31, 2021 (in thousands):

Table 9.3

03/31/2022
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$318,054	$(315,560)	$2,494	$(1,940)	$554
Cleared derivatives	8,049	(8,049)	—	—	—
Total derivative liabilities	326,103	(323,609)	2,494	(1,940)	554
TOTAL	$326,103	$(323,609)	$2,494	$(1,940)	$554

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands):

Table 10.1

	03/31/2022		12/31/2021
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$489,854	$2,526,508	$363,108	$2,407,762
Total regulatory capital-to-asset ratio	4.0%	5.4%	4.0%	5.5%
Total regulatory capital	$2,029,708	$2,747,289	$1,920,850	$2,642,533
Leverage capital ratio	5.0%	7.9%	5.0%	8.0%
Leverage capital	$2,537,135	$4,010,543	$2,401,062	$3,846,414

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three months ended March 31, 2022 and 2021 (in thousands):

Table 10.2

	Three Months Ended
	03/31/2022	03/31/2021
Balance, beginning of period	$582	$1,624
Capital stock subject to mandatory redemption reclassified from equity during the period	163,047	358,243
Redemption or repurchase of mandatorily redeemable capital stock during the period	(163,070)	(358,290)
Stock dividend classified as mandatorily redeemable capital stock during the period	—	8
Balance, end of period	$559	$1,585

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of March 31, 2022, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended March 31, 2022 and 2021 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	29,234		29,234
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		72	72
Net current period other comprehensive income (loss)	29,234	72	29,306
Balance at March 31, 2021	$74,430	$(2,816)	$71,614

Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(41,227)		(41,227)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		62	62
Net current period other comprehensive income (loss)	(41,227)	62	(41,165)
Balance at March 31, 2022	$33,462	$(2,312)	$31,150

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of March 31, 2022 and December 31, 2021. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three months ended March 31, 2022 and 2021.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of March 31, 2022 and December 31, 2021. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of March 31, 2022 and December 31, 2021 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	03/31/2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$29,264	$29,264	$29,264	$—	$—	$—
Interest-bearing deposits	624,145	624,145	—	624,145	—	—
Securities purchased under agreements to resell	2,100,000	2,100,000	—	2,100,000	—	—
Federal funds sold	3,100,000	3,100,000	—	3,100,000	—	—
Trading securities	2,775,818	2,775,818	—	2,775,818	—	—
Available-for-sale securities	7,846,335	7,846,335	—	7,846,335	—	—
Held-to-maturity securities	421,583	423,695	—	350,015	73,680	—
Advances	25,487,576	25,489,324	—	25,489,324	—	—
Mortgage loans held for portfolio, net of allowance	8,021,949	7,494,067	—	7,491,143	2,924	—
Accrued interest receivable	79,890	79,890	—	79,890	—	—
Derivative assets	175,645	175,645	—	48,836	—	126,809
Liabilities:
Deposits	936,691	936,683	—	936,683	—	—
Consolidated obligation discount notes	7,843,651	7,843,233	—	7,843,233	—	—
Consolidated obligation bonds	38,960,721	38,413,389	—	38,413,389	—	—
Mandatorily redeemable capital stock	559	559	559	—	—	—
Accrued interest payable	48,820	48,820	—	48,820	—	—
Derivative liabilities	2,494	2,494	—	326,103	—	(323,609)
Other Asset (Liability):
Industrial revenue bonds	35,000	34,053	—	34,053	—	—
Financing obligation payable	(35,000)	(34,053)	—	(34,053)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended March 31, 2022 and December 31, 2021 (in thousands).

Table 12.3

	03/31/2022
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$700,211	$—	$700,211	$—	$—
U.S. Treasury obligations	905,038	—	905,038	—	—
GSE debentures	401,915	—	401,915	—	—
GSE MBS	768,654	—	768,654	—	—
Total trading securities	2,775,818	—	2,775,818	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,788,059	—	2,788,059	—	—
U.S. obligation MBS	46,817	—	46,817	—	—
GSE MBS	5,011,459	—	5,011,459	—	—
Total available-for-sale securities	7,846,335	—	7,846,335	—	—
Derivative assets:
Interest-rate related	175,611	—	48,802	—	126,809
Mortgage delivery commitments	34	—	34	—	—
Total derivative assets	175,645	—	48,836	—	126,809
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,797,798	$—	$10,670,989	$—	$126,809

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$554	$—	$324,163	$—	$(323,609)
Mortgage delivery commitments	1,940	—	1,940	—	—
Total derivative liabilities	2,494	—	326,103	—	(323,609)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$2,494	$—	$326,103	$—	$(323,609)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$2,974	$—	$—	$2,974	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$2,974	$—	$—	$2,974	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the three months ended March 31, 2022 and still outstanding as of March 31, 2022.

Table 12.4

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $652,418,633,000 and $608,633,999,000 as of March 31, 2022 and December 31, 2021, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of March 31, 2022, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of March 31, 2022 and December 31, 2021, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	03/31/2022			12/31/2021
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,835,558	$1,983	$4,837,541	$5,206,182	$1,983	$5,208,165
Advance commitments outstanding	32,901	3,905	36,806	21,001	3,905	24,906
Principal commitments for standby bond purchase agreements	102,980	667,715	770,695	—	727,200	727,200
Commitments to fund or purchase mortgage loans	129,831	—	129,831	72,025	—	72,025
Commitments to issue consolidated bonds, at par	395,000	—	395,000	635,000	—	635,000
Commitments to issue consolidated discount notes, at par	2,813,716	—	2,813,716	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2023. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,103,000 and $1,336,000 as of March 31, 2022 and December 31, 2021, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2025, though some are renewable at the option of FHLBank. As of March 31, 2022 and December 31, 2021, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the three months ended March 31, 2022 and 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(1,906,000) and $(13,000) as of March 31, 2022 and December 31, 2021, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2022 and December 31, 2021 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

03/31/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$440,988	32.6%	$441,488	28.0%
TOTAL		$500	0.2%	$440,988	32.6%	$441,488	28.0%

Table 14.2

12/31/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$413,430	32.7%	$413,930	27.6%
TOTAL		$500	0.2%	$413,430	32.7%	$413,930	27.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of March 31, 2022 and December 31, 2021 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	03/31/2022		12/31/2021		03/31/2022		12/31/2021
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$9,810,000	38.3%	$9,045,000	38.6%	$542	0.1%	$517	0.1%
TOTAL	$9,810,000	38.3%	$9,045,000	38.6%	$542	0.1%	$517	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three months ended March 31, 2022 and 2021.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of March 31, 2022 and December 31, 2021 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	03/31/2022		12/31/2021
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$171,563	0.7%	$180,099	0.8%

Deposits	$12,650	1.4%	$15,613	1.6%

Class A Common Stock	$5,285	2.4%	$4,655	2.0%
Class B Common Stock	16,216	1.2	17,056	1.3
TOTAL CAPITAL STOCK	$21,501	1.4%	$21,711	1.4%

Table 14.5 presents mortgage loans acquired during the three months ended March 31, 2022 and 2021 for members that had an officer or director serving on FHLBank’s board of directors in 2022 or 2021 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended
	03/31/2022		03/31/2021
	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$5,577	2.0%	$8,083	1.5%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to assist the reader in understanding our business and assessing our operations both historically and prospectively. This discussion should be read in conjunction with our interim financial statements and related notes presented under Part I, Item 1 of this quarterly report on Form 10-Q and the annual report on Form 10-K for the year ended December 31, 2021, which includes audited financial statements and related notes for the year ended December 31, 2021. Our MD&A includes the following sections:
•Selected Financial Data – a tabular summary of selected balances, financial ratios and other financial information;
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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Selected Financial Data
Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	03/31/2022	12/31/2021	09/30/2021	06/30/2021	03/31/2021
Statement of Condition (as of period end):
Total assets	$50,742,692	$48,021,238	$45,516,223	$46,310,400	$48,500,428
Investments[1]	16,867,881	16,058,574	15,459,093	16,248,714	18,361,631
Advances	25,487,576	23,484,288	21,411,103	20,995,508	21,068,366
Mortgage loans, net	8,021,949	8,135,046	8,315,791	8,328,063	8,667,085
Total liabilities	47,964,812	45,306,972	42,945,027	43,663,829	45,809,375
Deposits	936,691	946,207	1,033,557	1,088,865	1,262,945
Consolidated obligations, net[2]	46,804,372	44,199,598	41,755,017	42,418,168	44,386,696
Total capital	2,777,880	2,714,266	2,571,196	2,646,571	2,691,053
Capital stock	1,574,157	1,499,301	1,382,482	1,456,736	1,540,365
Retained earnings	1,172,573	1,142,650	1,117,560	1,096,291	1,079,074
Statement of Income (for the quarterly period ended):
Net interest income	85,075	82,789	73,260	67,230	73,369
Other income (loss)	(9,509)	(10,638)	(14,758)	(10,146)	(5,892)
Other expenses	19,878	22,051	18,628	18,145	18,705
Income before assessments	55,995	51,488	41,534	36,627	48,786
Affordable Housing Program (AHP) assessments	5,600	5,148	4,154	3,663	4,880
Net income	50,395	46,340	37,380	32,964	43,906
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	20,472	21,250	16,111	15,747	16,287
Weighted average dividend rate[3]	4.88%	5.62%	4.15%	4.06%	4.15%
Dividend payout ratio[4]	40.62%	45.86%	43.10%	47.77%	37.10%
Return on average equity	6.98%	6.77%	5.40%	4.83%	6.55%
Return on average assets	0.39%	0.38%	0.31%	0.27%	0.35%
Average equity to average assets	5.59%	5.58%	5.71%	5.56%	5.32%
Net interest margin[5]	0.66%	0.68%	0.61%	0.55%	0.59%
Total capital ratio[6]	5.47%	5.65%	5.65%	5.71%	5.55%
Regulatory capital ratio[7]	5.41%	5.50%	5.49%	5.52%	5.40%

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
4    Ratio disclosed represents dividends declared and paid during the period as a percentage of net income for the period presented, although FHFA regulation requires dividends be paid out of known income prior to declaration date.
5    Net interest income as a percentage of average earning assets.
6    GAAP capital stock, which excludes mandatorily redeemable capital stock, plus retained earnings and AOCI as a percentage of total assets.
7    Regulatory capital (i.e., Class A Common Stock, Class B Common Stock and retained earnings) as a percentage of total assets.

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

During the first quarter of 2022, concerns about inflation, the ongoing Russian invasion of Ukraine, and the Federal Open Market Committee’s (FOMC) increase in the Federal funds target rate and speculation about the size and frequency of future rate increases have caused market volatility to a degree similar to that of March 2020, reflected in increases in sovereign debt yields and credit spreads. Mortgage rates have also increased in response to market conditions, which has slowed mortgage prepayments and related premium amortization and increased spreads on mortgage-related assets. Members are still experiencing high levels of liquidity as a result of COVID-19 pandemic-related economic stimulus which continues to impact demand for advances, but advance demand began rebounding during the second half of 2021 and has continued to increase through the first quarter of 2022. Management continues to actively manage our funding composition in response to market conditions, which includes efforts to increase our issuance of floating rate term debt, swapped fixed rate debt, and callable debt. Floating rate debt more closely matches asset composition and reprices to market interest rates faster than unswapped fixed rate debt, and callable debt has had favorable funding spreads in recent periods.

First Quarter 2022 Financial Highlights:
•Net interest income/margin: Net interest income increased $11.7 million to $85.1 million for the quarter ended March 31, 2022 compared to $73.4 million for the quarter ended March 31, 2021. Net interest margin increased 7 basis points for the current quarter, from 0.59 percent for the quarter ended March 31, 2021 to 0.66 percent for the quarter ended March 31, 2022. This improvement reflects the decrease in the cost of debt, the decrease in premium amortization on mortgage loans and MBS, and the increase in advance interest income for the quarter ended March 31, 2022 compared to the prior year period.
•Total assets: Total assets increased from $48.0 billion as of December 31, 2021 to $50.7 billion as of March 31, 2022, driven largely by the $2.0 billion increase in advances between periods.
•Advances: Advances increased from $23.5 billion at December 31, 2021 to $25.5 billion at March 31, 2022. The average balance of advances increased $4.6 billion, or 19.5 percent, for the three months ended March 31, 2022 when compared to the prior year period.
•Mortgage loans: Mortgage loans decreased slightly from year end, from $8.1 billion as of December 31, 2021 to $8.0 billion as of March 31, 2022, representing 15.8 percent of total assets as of March 31, 2022, compared to 16.9 percent as of December 31, 2021. The average balance of mortgage loans decreased $0.8 billion, or 9.3 percent, for the three months ended March 31, 2022 when compared to the prior year period.
•Performance ratios: Return on average equity (ROE) increased to 6.98 percent for the quarter ended March 31, 2022 compared to 6.55 percent for the prior year quarter due primarily to the increase in net income for the current quarter.
•Dividends: The Class A Common Stock dividend rate of 0.25 percent per annum and the Class B Common Stock dividend rate of 5.75 percent per annum combined for a weighted average dividend rate for the quarter ended March 31, 2022 of 4.88 percent, compared to a weighted average dividend rate of 4.15 percent for the same period in 2021.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	03/31/2022	03/31/2021	03/31/2022	12/31/2021	03/31/2021
Market Instrument	Three-month	Three-month	Ending	Ending	Ending
	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.09%	0.04%	0.29%	0.05%	0.01%
Federal funds effective rate[1]	0.12	0.08	0.33	0.07	0.06
Federal Reserve interest rate on excess reserves[1]	0.19	0.10	0.40	0.15	0.10
3-month U.S. Treasury bill[1]	0.29	0.04	0.50	0.04	0.02
3-month LIBOR[1]	0.52	0.20	0.96	0.21	0.19
2-year U.S. Treasury note[1]	1.45	0.13	2.34	0.73	0.16
5-year U.S. Treasury note[1]	1.83	0.61	2.46	1.26	0.94
10-year U.S. Treasury note[1]	1.95	1.32	2.34	1.51	1.74
30-year residential mortgage note rate[1,2]	4.03	3.10	4.80	3.33	3.33

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the first quarter of 2022, concerns about inflation, the announcement by the FOMC to raise the federal funds rate as well as speculation about future FOMC actions, and further market volatility caused by Russia’s invasion of Ukraine were dominant themes. At its meeting in May 2022, the FOMC raised the target for the Federal funds rate to a range of 0.75 percent to 1.00 percent and indicated that ongoing increases will be appropriate in order to support the goals of a reduction in inflation and a strong labor market. In addition, the FOMC indicated that it would begin to reduce its balance sheet beginning June 1, 2022. Supply chain disruptions and other economic factors caused increases in prices of commodities and consumer goods and wages, contributing to the highest rate of inflation in 40 years. The unemployment rate continues to decline, as demand for labor remains elevated. Mortgage rates continued trending upward relative to the historical lows at earlier points in 2021, which has slowed prepayments and reduced refinance incentive. Financial institutions continued to experience high levels of liquidity and lower relative loan demand resulting from continued fiscal and monetary policy support and competition among lenders.

Spreads to comparative U.S. Treasury instruments for FHLBank consolidated obligations widened during the first quarter of 2022, resulting in higher costs to issue consolidated obligations despite robust market demand for the instruments and lower issuance needs by the FHLBanks due to lower advance demand. The FOMC will continue quantitative easing, repurchase agreement, and overnight lending programs and purchases of U.S. Treasuries and Agency MBS, but announced the planned pace of the reduction of monthly net asset purchases. The improvement in the economic outlook in early 2022 combined with anticipation of FOMC removal of monetary accommodation could result in additional interest rate increases. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The markets have continued to experience volatility due to Russia’s invasion of Ukraine, and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the conflict, and resulting economic and market uncertainties.

Russia’s invasion of Ukraine has led to elevated market volatility and additional inflationary pressures through increased commodity prices and exacerbated supply chain disruptions, especially relative to the global economic recovery from the COVID-19 pandemic that was in its early stages at the end of 2021. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Financing conditions remain favorable, although borrowing costs have increased. Volatility in the capital markets caused by the Russian invasion of Ukraine, on top of the lingering economic disruptions from the COVID-19 pandemic, can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for 2022 is uncertain, and the aforementioned FOMC actions could impact the efficiency of our asset and liability management activities. Supply chain disruptions and labor market constraints are expected to keep inflation elevated into 2022 despite FOMC intervention, which could impact economic growth. Higher levels of inflation and higher inflation expectations could result in higher interest rates, especially short- and intermediate-term interest rates. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. As noted throughout this quarterly report, many of our assets and liabilities, including derivative assets and derivative liabilities, and related collateral are indexed to one-month or three-month tenors of LIBOR, some of which have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended March 31, 2022.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	2022 vs. 2021
	Dollar Change	Percentage Change
Total interest income	$1,802	1.5%
Total interest expense	(9,904)	(20.3)
Net interest income	11,706	16.0
Provision (reversal) for credit losses on mortgage loans	(293)	(2,092.9)
Net interest income after mortgage loan loss provision	11,999	16.4
Net gains (losses) on trading securities	(32,741)	(122.4)
Net gains (losses) on derivatives	28,982	164.8
Other non-interest income	142	4.3
Total other income (loss)	(3,617)	(61.4)
Operating expenses	990	6.8
Other non-interest expenses	183	4.4
Total other expenses	1,173	6.3
AHP assessments	720	14.8
NET INCOME	$6,489	14.8%

Net income increased $6.5 million, or 14.8 percent, to $50.4 million for the three months ended March 31, 2022 compared to $43.9 million for the three months ended March 31, 2021. The $6.5 million increase was the result of an increase in net interest income, partially offset by unrealized net losses on trading securities and economic derivatives (i.e., derivatives not qualifying for hedge accounting) and an increase in other expenses. For detailed discussion relating to these fluctuations, see “Net Gains (Losses) on Derivatives,” “Net Gains (Losses) On Trading Securities” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $11.7 million for the quarter, from $73.4 million for the three months ended March 31, 2021 to $85.1 million for the three months ended March 31, 2022. Market interest rates and trends affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments. The increase in net interest income and net interest margin for the quarter was largely the result of a decrease in the cost of debt between periods, combined with an increase in interest income. The decrease in the cost of debt was due to the increase in net interest settlement income on the interest rate swaps hedging consolidated obligation bonds and discount notes, and lower concession amortization in the current period, partially offset by the upward repricing of variable rate debt. The increase in interest income was primarily a result of a $4.6 billion increase in the average balance of advances, combined with the decrease in premium amortization on mortgage-related assets (see Table 6), partially offset by a decline in interest income on investment securities resulting from a decline in average balances. Mortgage loans and MBS are typically the highest net spread assets on our balance sheet, so the decline in premium amortization positively impacted net interest margin despite the decline in the average balance of mortgage-related assets. The increase in mortgage interest rates that has occurred between periods has resulted in slower mortgage prepayments which, along with purchases at rates higher than the existing portfolio, has widened the spread on mortgage-related assets. We expect prepayments to remain at these lower levels, but the level of prepayments is highly dependent on the level of interest rates. For further discussion of investments, advances and mortgage loans, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarter, net interest income was decreased by net interest settlements paid on fair value hedges but to a smaller extent compared to the same period in 2021 because of changes in interest rates between periods. Tables 4 and 5 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 03/31/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,129	$2,467	$—	$232	$2,067	$6,895
Net amortization/accretion of hedging activities	(560)	—	172	—	—	(388)
Net interest received (paid)	(15,288)	(22,341)	—	392	15,933	(21,304)
Price alignment amount	(17)	(7)	—	—	—	(24)
TOTAL	$(13,736)	$(19,881)	$172	$624	$18,000	$(14,821)

Table 5

	Three Months Ended 03/31/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,293	$3,854	$—	$1	$13	$6,161
Net amortization/accretion of hedging activities	(634)	—	(86)	—	—	(720)
Net interest received (paid)	(16,313)	(27,241)	—	8	7,317	(36,229)
Price alignment amount	14	22	—	—	(3)	33
TOTAL	$(14,640)	$(23,365)	$(86)	$9	$7,327	$(30,755)

Average Balances and Yields: Table 6 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 6

	Three Months Ended
	03/31/2022			03/31/2021
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,118,709	$376	0.14%	$1,082,671	$269	0.10%
Securities purchased under agreements to resell	1,648,378	536	0.13	2,294,456	489	0.09
Federal funds sold	2,471,089	794	0.13	2,742,911	520	0.08
Investment securities[1,2]	10,802,293	29,720	1.12	12,132,519	31,800	1.06
Advances[1,2]	28,022,749	37,881	0.55	23,459,275	35,443	0.61
Mortgage loans[3,4]	8,078,576	54,554	2.74	8,904,264	53,478	2.44
Other interest-earning assets	39,375	197	2.03	39,985	257	2.60
Total earning assets	52,181,169	124,058	0.96	50,656,081	122,256	0.98
Other non-interest-earning assets	221,892			403,464
Total assets	$52,403,061			$51,059,545

Interest-bearing liabilities:
Deposits	$973,169	$126	0.05%	$1,112,236	$108	0.04%
Consolidated obligations[1]:
Discount Notes	8,008,243	2,036	0.10	10,680,579	1,998	0.08
Bonds	39,920,996	36,556	0.37	35,824,080	46,515	0.53
Other borrowings	51,114	265	2.10	43,804	266	2.46
Total interest-bearing liabilities	48,953,522	38,983	0.32	47,660,699	48,887	0.42
Capital and other non-interest-bearing funds	3,449,539			3,398,846
Total funding	$52,403,061			$51,059,545

Net interest income and net interest spread[5]		$85,075	0.64%		$73,369	0.56%

Net interest margin[6]			0.66%			0.59%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
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

Table 7

	Three Months Ended
	03/31/2022 vs. 03/31/2021
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$9	$98	$107
Securities purchased under agreements to resell	(163)	210	47
Federal funds sold	(56)	330	274
Investment securities	(3,606)	1,526	(2,080)
Advances	6,423	(3,985)	2,438
Mortgage loans	(5,222)	6,298	1,076
Other assets	(4)	(56)	(60)
Total interest-earning assets	(2,619)	4,421	1,802
Interest Expense[3]:
Deposits	(14)	32	18
Consolidated obligations:
Discount notes	(574)	612	38
Bonds	4,881	(14,840)	(9,959)
Other borrowings	41	(42)	(1)
Total interest-bearing liabilities	4,334	(14,238)	(9,904)
Change in net interest income	$(6,953)	$18,659	$11,706

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

Net Gains (Losses) on Derivatives: Tables 8 and 9 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):
Table 8

	Three Months Ended 03/31/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,119	$59,749	$—	$—	$61,868
Mortgage delivery commitments	—	—	(4,935)	—	(4,935)
Economic hedges – net interest received (paid)	(183)	(10,193)	—	2	(10,374)
Price alignment amount	—	4	—	—	4
Net gains (losses) on derivatives	1,936	49,560	(4,935)	2	46,563
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(59,583)	—	—	(59,583)
TOTAL	$1,936	$(10,023)	$(4,935)	$2	$(13,020)

Table 9

	Three Months Ended 03/31/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$2,302	$32,301	$—	$34,603
Mortgage delivery commitments	—	—	(4,189)	(4,189)
Economic hedges – net interest received (paid)	(202)	(12,639)	—	(12,841)
Price alignment amount	—	8	—	8
Net gains (losses) on derivatives	2,100	19,670	(4,189)	17,581
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(26,794)	—	(26,794)
TOTAL	$2,100	$(7,124)	$(4,189)	$(9,213)

For the three months ended March 31, 2022, net gains and losses on derivatives resulted in an increase in net income of $46.6 million compared to an increase of $17.6 million for the prior year period. The improvement for the current three month period is due primarily to positive fair value fluctuations resulting from an increase in the level of swap rates and in the spreads between investments and their associated swaps. Furthermore, the increase in swap index rates between the three month periods ended March 31, 2021 and March 31, 2022, positively impacted the net interest settlements on economic hedges, although still in a pay position. These settlements decreased net income by $10.4 million and $12.8 million for the three months ended March 31, 2022 and 2021, respectively.

Table 10 presents the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 10

	Three Months Ended
	03/31/2022			03/31/2021
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$11,581	$(12,434)	$(853)	$7,052	$(7,624)	$(572)
GSE debentures	14,067	(14,003)	64	5,767	(4,997)	770
GSE MBS	33,161	(33,146)	15	19,322	(14,173)	5,149
TOTAL	$58,809	$(59,583)	$(774)	$32,141	$(26,794)	$5,347

For additional detail regarding gains and losses on trading securities, see Table 11 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 36 and 37 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and most of these securities are swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or the Secured Overnight Financing Rate (SOFR). We are no longer entering into interest rate swaps that reference LIBOR to hedge fixed rate assets or liabilities, but we may use a LIBOR-indexed interest rate swap to reduce basis risk between LIBOR and SOFR. For information on LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Table 10. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 11 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 11

	Three Months Ended
	03/31/2022	03/31/2021
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(93)	$16
Short-term securities	188	31
Total trading securities not hedged	95	47
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(12,434)	(7,624)
GSE debentures	(14,003)	(4,997)
GSE MBS	(33,146)	(14,173)
Total trading securities hedged on an economic basis with derivatives	(59,583)	(26,794)
TOTAL	$(59,488)	$(26,747)

The unrealized losses on the securities in the trading portfolio for the current period reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of the prior period. In addition to interest rates and credit spreads, the value of these securities is affected by time decay. The fixed rate GSE debentures possess coupons that are well above current market rates for similar securities and, therefore, are currently valued at substantial premiums. As these securities approach maturity, their prices will converge to par resulting in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, were $19.9 million and $18.7 million for the three months ended March 31, 2022 and 2021, respectively. The $1.2 million increase between periods was due to an increase in operating expenses, primarily employee benefits and professional fees, and FHLBank System-related expenses. We also experienced a slight increase in costs in the first quarter of 2022 related to the resumption of in-person business activities, compared to remote operations in the first quarter of 2021. We expect modest increases in compensation and benefits expense for 2022 in anticipation of hiring for new and open positions. We also expect an increase in operating expense for 2022 due to planned multi-year software implementations.

Non-GAAP Measures: We believe that certain non-GAAP financial measures are helpful in understanding our operating results and provide meaningful period-to-period comparison of our long-term economic value in contrast to GAAP results, which are impacted by temporary fair value changes and other factors driven by market volatility, gains/losses on instrument sales, or transactions that are considered unpredictable or non-routine that reduce comparability between periods. We report the following non-GAAP financial measures that we believe are useful to stakeholders as key measures of our operating performance: (1) adjusted income; (2) adjusted net interest income; (3) adjusted net interest margin; (4) adjusted ROE; and (5) adjusted ROE spread. Reconciliations of these non-GAAP financial measures to the most comparable GAAP measure are included below.

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

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (net interest settlements and price alignment amount (interest paid or received on variation margin), which represent actual cash inflows or outflows and do not create fair value volatility, are not excluded); (3) non-routine items, such as prepayment and yield maintenance fees and gains/losses on sales of securities; and (4) unpredictable items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. The results are referred to as “adjusted income” and “adjusted net interest income”, which are non-GAAP measures of income. Adjusted income is used to compute an adjusted ROE.

Table 12 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 12

	Three Months Ended
	03/31/2022	03/31/2021
Net income, as reported under GAAP	$50,395	$43,906
AHP assessments	5,600	4,880
Income before AHP assessments	55,995	48,786
Derivative (gains) losses[1]	(63,828)	(36,575)
Trading (gains) losses	59,488	26,747
Prepayment/yield maintenance fees[2]	(3,724)	(1,132)
Total excluded items	(8,064)	(10,960)
Adjusted income (a non-GAAP measure)	$47,931	$37,826

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges and price alignment amount.
2    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 13 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (in thousands):

Table 13

	Three Months Ended
	03/31/2022	03/31/2021
Net interest income, as reported under GAAP	$85,075	$73,369
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(6,895)	(6,161)
Net interest settlements on derivatives not qualifying for hedge accounting	(10,374)	(12,841)
Prepayment/yield maintenance fees[1]	(3,724)	(1,132)
Adjusted net interest income (a non-GAAP measure)	$64,082	$53,235

Net interest margin, as calculated under GAAP	0.66%	0.59%
Adjusted net interest margin (a non-GAAP measure)	0.50%	0.43%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 14 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 14

	2022	2021
Average GAAP total capital	$2,927,294	$2,718,579
ROE, based upon GAAP net income	6.98%	6.55%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	6.64%	5.64%
Average overnight Federal funds effective rate	0.12%	0.08%
GAAP ROE as a spread to average overnight Federal funds effective rate	6.86%	6.47%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	6.52%	5.56%

Financial Condition
Overall: Table 15 presents the percentage concentration of the major components of our Statements of Condition:

Table 15

	Component Concentration
	03/31/2022	12/31/2021
Assets:
Cash and due from banks	0.1%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	11.5	11.6
Investment securities	21.8	21.9
Advances	50.2	48.9
Mortgage loans, net	15.8	16.9
Other assets	0.6	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.8%	2.0%
Consolidated obligation discount notes, net	15.5	13.7
Consolidated obligation bonds, net	76.8	78.4
Other liabilities	0.4	0.3
Total liabilities	94.5	94.4

Capital:
Capital stock outstanding	3.1	3.1
Retained earnings	2.3	2.4
Accumulated other comprehensive income (loss)	0.1	0.1
Total capital	5.5	5.6
Total liabilities and capital	100.0%	100.0%

Table 16 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 16

	Increase (Decrease) in Components
	03/31/2022 vs. 12/31/2021
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$3,423	13.2%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	270,896	4.9
Investment securities	538,411	5.1
Advances	2,003,288	8.5
Mortgage loans, net	(113,097)	(1.4)
Other assets	18,533	5.8
Total assets	$2,721,454	5.7%

Liabilities:
Deposits	$(9,516)	(1.0)%
Consolidated obligation discount notes, net	1,274,662	19.4
Consolidated obligation bonds, net	1,330,112	3.5
Other liabilities	62,582	38.8
Total liabilities	2,657,840	5.9

Capital:
Capital stock outstanding	74,856	5.0
Retained earnings	29,923	2.6
Accumulated other comprehensive income (loss)	(41,165)	(56.9)
Total capital	63,614	2.3
Total liabilities and capital	$2,721,454	5.7%

Total assets increased between periods, from $48.0 billion at December 31, 2021 to $50.7 billion at March 31, 2022, driven by an increase in advances between those periods. Advances increased $2.0 billion from December 31, 2021 to March 31, 2022, from $23.5 billion to $25.5 billion, representing 50.2 percent of total assets as of March 31, 2022 compared to 48.9 percent as of December 31, 2021. Mortgage loans decreased by $0.1 billion from December 31, 2020 to December 31, 2021, representing 15.8 percent of total assets as of March 31, 2022, compared to 16.9 percent as of December 31, 2021. Total liabilities increased $2.7 billion from December 31, 2021 to March 31, 2022, which corresponded to the increase in assets. Total capital increased $63.6 million, or 2.3 percent, from December 31, 2021 to March 31, 2022 due to an increase in capital stock related to the increase in advances and net income in excess of dividends paid, partially offset by decreases in unrealized gains on available-for-sale securities and excess stock.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at March 31, 2022 and December 31, 2021. Advance par value increased by 9.4 percent, from $23.4 billion at December 31, 2021 to $25.6 billion at March 31, 2022 (see Table 17). The majority of the growth was in our overnight line of credit, followed by short-term fixed rate advances. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis. In the current flat yield curve environment, members are expressing a preference for short-term advances.

As of March 31, 2022 and December 31, 2021, 53.5 percent and 54.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur in 2022 based on several factors related to the lingering impact of the COVID-19 pandemic or geopolitical events, including large members with relatively strong deposit growth and access to other funding sources, which could cause advance balances to decline. Advances may also decline if advance rates rise faster than other funding sources or the asset yields where members are deploying advance funding.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 91.0 percent and 89.6 percent of our total advance portfolio as of March 31, 2022 and December 31, 2021, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $2.0 billion of SOFR-indexed advances outstanding as of March 31, 2022. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

Table 17 summarizes advances outstanding by product (dollar amounts in thousands). An individual advance may be reclassified to a different product type between periods due to the occurrence of a triggering event such as the passing of a call date (i.e., from fixed rate callable advance to regular fixed rate advance) or conversion of an advance (i.e., from fixed rate convertible advance to adjustable rate callable advance).

Table 17

	03/31/2022		12/31/2021
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$2,707,849	10.6%	$1,630,399	7.0%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	1,981,250	7.7	1,732,250	7.4
Adjustable rate callable advances	1,335,300	5.2	1,354,300	5.8
Standard housing and community development advances:
Adjustable rate callable advances	25,712	0.1	29,712	0.1
Total adjustable rate term advances	3,342,262	13.0	3,116,262	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	10,639,110	41.5	10,006,622	42.7
Regular fixed rate advances	6,515,247	25.4	6,161,167	26.3
Fixed rate callable advances	65,846	0.2	65,846	0.3
Standard housing and community development advances:
Regular fixed rate advances	382,436	1.5	395,366	1.7
Fixed rate callable advances	458	—	831	—
Total fixed rate term advances	17,603,097	68.6	16,629,832	71.0
Convertible:
Standard advance products:
Fixed rate convertible advances	1,333,150	5.2	1,385,150	5.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	345,074	1.3	364,912	1.5
Fixed rate callable amortizing advances	20,639	0.1	21,009	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	276,998	1.1	275,381	1.2
Fixed rate callable amortizing advances	11,786	0.1	9,883	—
Total amortizing advances	654,497	2.6	671,185	2.8
TOTAL PAR VALUE	$25,640,855	100.0%	$23,432,828	100.0%

1    Represents fixed rate line of credit advances with daily maturities.
2    Represents non-amortizing, non-prepayable loans with terms to maturity from 3 to 93 days.

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

Table 18

	03/31/2022		12/31/2021
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$9,810,000	38.3%	$9,045,000	38.6%
United of Omaha Life Insurance Co.	1,842,820	7.2	1,597,502	6.8
Capitol Federal Savings Bank	1,590,000	6.2	1,590,000	6.8
Security Life of Denver Insurance Co.	1,520,000	5.9	1,445,000	6.2
Pacific Life Insurance Co.	939,216	3.7
Colorado Federal Savings			745,000	3.2
TOTAL	$15,702,036	61.3%	$14,422,502	61.6%

Table 19 presents accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 19

	03/31/2022		03/31/2021
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$6,894	14.0%	$5,682	11.8%
Capitol Federal Savings Bank	6,116	12.4	4,650	9.6
American Fidelity Assurance Co.	2,762	5.6	2,793	5.8
United of Omaha Life Insurance Co.	2,095	4.2	1,781	3.7
Security Life of Denver Insurance Co.	1,681	3.4
WEOKIE Federal Credit Union			1,470	3.0
TOTAL	$19,548	39.6%	$16,376	33.9%

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

Refinance volume has slowed significantly since the boom caused by the historical lows in mortgage rates that began in 2020, thereby creating more competition in the mortgage market for purchases and cash-out refinances. Despite slowing prepayments in response to higher interest rates, loan repayments have exceeded purchases in recent periods, which has contributed to a decrease of 1.4 percent in the outstanding net balance of our mortgage loan portfolio, from $8.1 billion at December 31, 2021 to $8.0 billion at March 31, 2022. Net mortgage loans as a percentage of total assets decreased, from 16.9 percent as of December 31, 2021 to 15.8 percent as of March 31, 2022. Mortgage loans are one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the three months ended March 31, 2022 was $0.3 billion.

We continue to monitor our Acquired Member Assets (AMA) risk tolerance and manage the growth rate of the mortgage loan portfolio. Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our total assets and capital level, which allows the balance of mortgage loans to increase while maintaining our targeted AMA risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans. The MPF Program is evaluating additional liquidity options that may help participating FHLBanks manage the size of their mortgage loan portfolios in the future.

Table 20 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands).

Table 20

	03/31/2022		12/31/2021
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$344,127	4.3%	$344,847	4.3%
Fidelity Bank	302,114	3.8	299,229	3.7
West Gate Bank	243,617	3.1	253,506	3.2
Community National Bank & Trust	236,710	3.0	232,272	2.9
NBKC Bank	188,054	2.4	206,585	2.6
TOTAL	$1,314,622	16.6%	$1,336,439	16.7%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of March 31, 2022 was 750 and 73.5 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans declined $0.3 million from December 31, 2021 to March 31, 2022. The decline in forecasted losses is attributable to an improved outlook for home price growth, which was partially offset by higher interest rate expectations which extend the weighted average life of the portfolio. The migration of loans with forecasted losses out of the portfolio also contributed to the reduction in the allowance. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 1.1 percent of the amortized cost of total conventional loans at both March 31, 2022 and December 31, 2021. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $0.8 billion from December 31, 2021 to March 31, 2022 primarily due to an increase in short-term investments.

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

Table 21

	03/31/2022	12/31/2021
Interest-bearing deposits	$623,989	$692,159
Federal funds sold	3,100,000	3,360,000
Certificates of deposit	700,211	200,023
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$4,424,200	$4,252,182

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2021. As of March 31, 2022, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of March 31, 2022, all unsecured investments were rated as investment grade based on NRSROs (see Table 24).

Table 22 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of March 31, 2022 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 22

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$623,989	$—	$—	$623,989
U.S. Branches and agency offices of foreign commercial banks:
Canada	700,000	—	300,146	1,000,146
Australia	825,000	—	—	825,000
Germany	325,000	199,991	—	524,991
Finland	200,000	—	200,074	400,074
Netherlands	400,000	—	—	400,000
United Kingdom	350,000	—	—	350,000
Norway	300,000	—	—	300,000
Total U.S. Branches and agency offices of foreign commercial banks	3,100,000	199,991	500,220	3,800,211
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$3,723,989	$199,991	$500,220	$4,424,200

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of March 31, 2022, the aggregate value of our MBS portfolio represented 226 percent of our regulatory capital. We were below our regulatory limit at March 31, 2022 but remain opportunistic about future MBS purchases as market conditions change.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of March 31, 2022 are summarized by security type in Table 23 (dollar amounts in thousands) along with certain weighted average yield metrics and carrying values as of March 31, 2021. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 23

	03/31/2022					12/31/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
Certificates of deposit	$700,211	$—	$—	$—	$700,211	$200,023
U.S. Treasury obligations	501,135	403,903	—	—	905,038	917,472
GSE debentures	—	401,915	—	—	401,915	415,918
GSE MBS	—	567,064	172,629	28,961	768,654	806,542
Total trading securities	1,201,346	1,372,882	172,629	28,961	2,775,818	2,339,955
Available-for-sale securities:
U.S. Treasury obligations	1,201,645	1,354,151	232,263	—	2,788,059	2,816,437
U.S. obligation MBS	—	—	—	46,817	46,817	50,767
GSE MBS	35,678	1,236,370	2,909,153	830,258	5,011,459	4,851,981
Total available-for-sale securities	1,237,323	2,590,521	3,141,416	877,075	7,846,335	7,719,185
Held-to-maturity securities:
State or local housing agency obligations	—	—	44,865	30,000	74,865	74,865
GSE MBS	—	—	76,119	270,599	346,718	371,320
Total held-to-maturity securities	—	—	120,984	300,599	421,583	446,185

Total securities	2,438,669	3,963,403	3,435,029	1,206,635	11,043,736	10,505,325

Interest-bearing deposits	624,145	—	—	—	624,145	693,249

Federal funds sold	3,100,000	—	—	—	3,100,000	3,360,000

Securities purchased under agreements to resell	2,100,000	—	—	—	2,100,000	1,500,000
TOTAL INVESTMENTS	$8,262,814	$3,963,403	$3,435,029	$1,206,635	$16,867,881	$16,058,574

Weighted average yields[1]:
Available-for-sale securities	1.47%	1.83%	2.28%	1.56%
Held-to-maturity securities	—%	—%	1.56%	1.60%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 24 and 25 present the carrying value of our investments by rating as of March 31, 2022 and December 31, 2021 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 24

	03/31/2022
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$156	$623,989	$—	$624,145

Federal funds sold[2]	—	500,000	2,600,000	—	3,100,000

Securities purchased under agreements to resell[3]	—	—	100,000	2,000,000	2,100,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	200,073	500,138	—	700,211
U.S. Treasury obligations	—	3,693,097	—	—	3,693,097
GSE debentures	—	401,915	—	—	401,915
State or local housing agency obligations	44,865	30,000	—	—	74,865
Total non-mortgage-backed securities	44,865	4,325,085	500,138	—	4,870,088
Mortgage-backed securities:
U.S. obligation MBS	—	46,817	—	—	46,817
GSE MBS	—	6,126,831	—	—	6,126,831
Total mortgage-backed securities	—	6,173,648	—	—	6,173,648

TOTAL INVESTMENTS	$44,865	$10,998,889	$3,824,127	$2,000,000	$16,867,881

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $28.2 million at March 31, 2022.
2    Amounts include unsecured credit exposure with original maturities from overnight to 96 days.
3    Amounts represent collateralized overnight borrowings.

Table 25

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

Table 26 details interest rate payment terms for the carrying value of our investment securities as of March 31, 2022 and December 31, 2021 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 36 and 37 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 26

	03/31/2022	12/31/2021
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$2,007,164	$1,533,413
Non-mortgage-backed securities	2,007,164	1,533,413
Mortgage-backed securities:
Fixed rate	739,020	775,050
Variable rate	29,634	31,492
Mortgage-backed securities	768,654	806,542
Total trading securities	2,775,818	2,339,955
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,788,059	2,816,437
Non-mortgage-backed securities	2,788,059	2,816,437
Mortgage-backed securities:
Fixed rate	3,086,266	3,322,673
Variable rate	1,972,010	1,580,075
Mortgage-backed securities	5,058,276	4,902,748
Total available-for-sale securities	7,846,335	7,719,185
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	74,865	74,865
Non-mortgage-backed securities	74,865	74,865
Mortgage-backed securities:
Fixed rate	44,131	48,399
Variable rate	302,587	322,921
Mortgage-backed securities	346,718	371,320
Total held-to-maturity securities	421,583	446,185
TOTAL	$11,043,736	$10,505,325

Deposits: Deposits are generally an insignificant source of funding. Total deposits decreased $9.5 million from December 31, 2021 to March 31, 2022 as a result of decreases in overnight and term deposits, offset by increases in demand deposits.

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

Table 27 presents the carrying value of consolidated obligation bonds and discounts notes as of March 31, 2022 and December 31, 2021 (in thousands).

Table 27

	03/31/2022	12/31/2021
Bonds:
Par value	$39,262,850	$37,658,250
Premiums	26,015	27,470
Discounts	(2,604)	(2,720)
Concession fees	(11,463)	(11,877)
Hedging adjustments	(314,077)	(40,514)
Total bonds	38,960,721	37,630,609
Discount Notes:
Par value	7,848,461	6,569,580
Discounts	(3,457)	(469)
Concession fees	(123)	(122)
Hedging adjustments	(1,230)	—
Total discount notes	7,843,651	6,568,989
TOTAL	$46,804,372	$44,199,598

Total consolidated obligations increased $2.6 billion, or 5.9 percent, from December 31, 2021 to March 31, 2022. The distribution between consolidated obligation bonds and discount notes remained relatively consistent between periods, from 85.1 percent and 14.9 percent, respectively, at December 31, 2021 to 83.2 percent and 16.8 percent at March 31, 2022, respectively. Management increased issuance of floating rate term debt, swapped fixed rate debt, and callable debt as floating rate debt more closely matches asset composition and reprices faster than unswapped fixed rate debt and callable debt has had favorable funding spreads in recent periods. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Treasury bills, or OIS. All floating rate bonds issued during 2021 and during the first quarter of 2022 were indexed to SOFR as we continue to transition away from LIBOR and maintain our allocation of floating rate bonds funding short-term advances and short-term investments. Management is monitoring the relationship between SOFR-indexed debt and our remaining LIBOR-based assets. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see “Financial Market Trends”, “Liquidity and Capital Resources — Liquidity — Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the three months ended March 31, 2022, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $12.7 billion and $39.9 billion, respectively, compared to $9.3 billion and $53.6 billion for the three months ended March 31, 2021. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio. The change in these issuances year over year reflects the decrease in asset balances and also reflects our composition shift from discount notes to the use of term funding indexed to SOFR.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio increased between periods, from $7.2 billion as of December 31, 2021 to $8.3 billion as of March 31, 2022. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

We also maintain a portfolio of GSE debentures, U.S. Treasury obligations, and GSE MBS that can be pledged as collateral for financing in the securities repurchase agreement market and are classified as trading to enhance our liquidity position. The par value of these debentures and U.S. Treasury obligations was $1.3 billion as of March 31, 2022 and December 31, 2021. The par value of these MBS was $0.8 billion as of March 31, 2022 and December 31, 2021. We also held $2.9 billion and $2.8 billion in par value of U.S. Treasury obligations classified as available-for-sale as of March 31, 2022 and December 31, 2021, respectively, as an additional source of liquidity to satisfy regulatory liquidity requirements. In addition to the balance sheet sources of liquidity discussed previously, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. Accordingly, we expect to maintain a sufficient level of liquidity for the foreseeable future.

During the three months ended March 31, 2022, advance disbursements totaled $161.3 billion compared to $134.4 billion for the prior year period which reflects increased member utilization of short-term advances. During the three months ended March 31, 2022, investment purchases (excluding overnight investments) totaled $1.6 billion compared to $0.9 billion for the same period in the prior year. During the three months ended March 31, 2022, payments on consolidated obligation bonds and discount notes were $11.1 billion and $38.6 billion, respectively, compared to $12.6 billion and $54.4 billion for the prior year period.

Capital: Total capital increased $63.6 million, or 2.3 percent, from December 31, 2021 to March 31, 2022 due to an increase in capital stock related to the increase in advances and net income in excess of dividends paid, partially offset by decreases in unrealized gains on available-for-sale securities and excess stock (see Table 28). We strive to manage our average capital ratio to remain above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 28 provides a summary of member capital requirements under our current capital plan as of March 31, 2022 and December 31, 2021 (in thousands):

Table 28

Requirement	03/31/2022	12/31/2021
Asset-based (Class A Common Stock only)	$172,672	$172,913
Activity-based (additional Class B Common Stock)[1]	1,292,190	1,192,421
Total Required Stock[2]	1,464,862	1,365,334
Excess Stock (Class A and B Common Stock)	109,854	134,549
Total Regulatory Capital Stock[2]	$1,574,716	$1,499,883

Activity-based Requirements:
Advances[3]	$1,150,177	$1,047,866
Letters of credit	12,094	13,020
AMA assets (mortgage loans)[4]	236,513	239,577
Total Activity-based Requirement	1,398,784	1,300,463
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	66,078	64,871
Total Required Stock[2]	$1,464,862	$1,365,334

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2021 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of March 31, 2022 and December 31, 2021.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $20.5 million for the three months ended March 31, 2022 compared to $16.3 million for the same period in the prior year. The weighted average dividend rate for the three months ended March 31, 2022 was 4.88 percent which represented a dividend payout ratio of 40.6 percent compared to a weighted average dividend rate of 4.15 percent and a payout ratio of 37.1 percent for the three months ended March 31, 2021. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in March 2022 were based on income during the three months ended February 28, 2022. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2021 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock. The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2021 and 2022. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Table 29 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 29

Applicable Rate per Annum	03/31/2022	12/31/2021	09/30/2021	06/30/2021	03/31/2021
Class A Common Stock	0.25%	0.25%	0.25%	0.25%	0.25%
Class B Common Stock[1]	5.75	6.75	5.25	5.25	5.25
Weighted Average[2]	4.88	5.62	4.15	4.06	4.15
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.12%	0.08%	0.09%	0.07%	0.08%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

1    Includes a special dividend rate of 1.00 percent for the quarterly period ended December 31, 2021 in recognition of the improvement in financial performance.
2    Weighted average dividend rates are dividends paid in cash and stock on both classes of stock divided by the average of capital stock eligible for dividends.

We anticipate that our base stock dividends on Class A Common Stock and Class B Common Stock will remain at or above 2021 levels throughout 2022. Dividend rates typically move directionally with short-term market rates and we expect that trend to continue. Adverse market conditions may result in lower dividend rates in future quarters. While there is no assurance that our board of directors will not change the dividend parity threshold in the future, the capital plan requires that we provide members with 90 days' notice prior to the end of a dividend period in which a different dividend parity threshold is utilized in the payment of a dividend.

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

Interest Rate Risk Management: Interest rate risk is the risk that relative and absolute changes in interest rates may adversely affect an institution's financial condition and performance. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting, and operating within, an appropriate framework and limits. We generally manage interest rate risk by acquiring and maintaining a portfolio of assets and liabilities and entering into related derivative transactions to limit the expected mismatches in duration and market value of equity (MVE) sensitivity. See Part I, Item 3 - “Quantitative and Qualitative Disclosures About Market Risk” for additional information on interest rate risk measurement.

Transition from LIBOR to an Alternative Reference Rate – Some of our assets, liabilities, and collateral pledged are indexed to LIBOR, with exposure extending past June 30, 2023. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan for the eventual replacement of LIBOR that includes strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. On July 1, 2021, the FHFA issued a Supervisory Letter to the FHLBanks regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations such as volume of underlying transactions, credit sensitivity and modeling risk, among others, that an FHLBank should consider prior to using an alternative reference rate.

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of March 31, 2022, all of our exposure to LIBOR was in investments and in derivatives hedging investments and consolidated obligation bonds (indexed to the one-month and three-month tenors). We are prohibited by our regulator to enter into new financial assets, liabilities, or derivatives that reference LIBOR but we may use a LIBOR-indexed interest rate swap to reduce basis risk between LIBOR and SOFR.

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

All variable rate advances indexed to LIBOR have matured as of March 31, 2022. We have $2.0 billion in advances indexed to SOFR as of March 31, 2022.

Table 30 presents the par value of variable rate investment securities by the related interest rate index as of March 31, 2022 (dollar amounts in thousands):

Table 30

03/31/2022
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$74,865	3.1%
Non-mortgage-backed securities	74,865	3.1
Mortgage-backed securities:
LIBOR	1,771,822	74.4
SOFR	533,659	22.4
Other	19	0.1
Mortgage-backed securities	2,305,500	96.9
TOTAL	$2,380,365	100.0%

Table 31 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of March 31, 2022 (in thousands):

Table 31

03/31/2022
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$74,865
Non-mortgage-backed securities	74,865
Mortgage-backed securities:
2022	35,690
Through June 30, 2023	76,257
Thereafter	1,659,875
Mortgage-backed securities	1,771,822
TOTAL	$1,846,687

Table 32 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of March 31, 2022 (amounts in thousands):

Table 32

03/31/2022
Index	Pay Side	Receive Side
Fixed rate	$14,395,497	$11,108,244
LIBOR	25,000	4,769,475
SOFR	9,448,244	7,739,722
OIS	1,635,000	1,886,300
TOTAL	$25,503,741	$25,503,741

Table 33 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of March 31, 2022 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 33

03/31/2022
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2022	$—	$—	$71,230	$35,000
Prior to June 30, 2023	—	—	301,065	—
Thereafter	—	25,000	887,647	3,474,533
TOTAL	$—	$25,000	$1,259,942	$3,509,533

As of March 31, 2022, all $18.7 billion of variable rate consolidated obligation bonds were indexed to SOFR. As of December 31, 2021, all LIBOR-indexed consolidated obligation bonds had matured.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Adjustable Interest Rate (LIBOR) Act. On March 15, 2022, President Biden signed into law the Economic Continuity and Stability Act, which act includes the LIBOR Act. The LIBOR Act addresses certain issues of contractual uncertainty arising from the phase out of the publication of LIBOR. The LIBOR Act provides a national, uniform approach to legacy contracts with inadequate or unworkable fallback provisions commencing from the LIBOR replacement date. The LIBOR replacement date is the first London banking date after June 30, 2023 or such other date as the Federal Reserve Board may designate. For relevant contracts, the LIBOR Act will automatically impose a rate selected by the Federal Reserve Board based upon SOFR, including any applicable tenor spread adjustment. The legislation also includes a safe harbor against liability for parties with contractual discretion who choose the Federal Reserve Board's SOFR-based rate to replace LIBOR. Notwithstanding enactment of the LIBOR Act, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments may still be unclear. Accordingly, we continue to take steps to mitigate the risks that arise from the phase out of LIBOR.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On February 25, 2022, the Financial Industries Regulatory Authority (FINRA) extended the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until October 26, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose us to credit risk from our counterparties to such transactions.

Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require us to expand the breadth, specificity and rigor of climate-related disclosures in our periodic reports. More specifically, the proposed rule would require us to disclose our:
•Direct and certain indirect greenhouse gas emissions;
•Climate transition plan, climate-related targets and progress toward such plan or targets;
•Climate-related risks over various time horizons and their impacts on our business;
•Climate-related risks in qualitative and quantitative terms in the notes to our financial statements; and
•Corporate governance of climate-related risks and risk management processes.

Compliance would be phased-in with us becoming subject to certain disclosure requirements for our annual report for fiscal year 2024 and additional disclosure requirements for our annual report for fiscal year 2025.

We continue to review the proposed rule, but expect that it would result in increased costs and complexity associated with our SEC reporting. While we are unable to quantify the anticipated costs at this time, we expect that compliance would require operational enhancements impacting many aspects of our business.

We are unable to predict at this time whether the SEC will finalize the proposed rule; the extent to which any final rule will deviate from the proposed rule; and the extent to which we would be required to comply with any final rule.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We measure interest rate risk exposure by various methods, including the calculation of duration of equity (DOE) and MVE in different interest rate scenarios. We manage DOE and MVE within limits approved by the board of directors as described under Part II, Item 7A - "Quantitative and Qualitative Disclosures About Market Risk" in the annual report on Form 10-K, incorporated by reference herein

Duration of Equity
DOE measures the price sensitivity of our financial assets and liabilities to changes in interest rates. Higher DOE numbers, whether positive or negative, indicate greater volatility of MVE in response to changing interest rates.

While our DOE is generally limited by policy to a range of ±5.0 in the base case, we typically manage our DOE in the base scenario to remain in the range of ±2.5, assuming an instantaneous parallel increase or decrease in market rates. All DOE measurements were in compliance with board of director established policy limits and operating ranges as of March 31, 2022. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

This lower operating range for DOE is considered prudent and reasonable by management and the board of directors and can change depending upon market conditions and other factors. However, when DOE exceeds either the limits established by the RMP or the more narrowly defined ranges to which we manage DOE, corrective actions taken may include: (1) the purchase of interest rate caps, interest rate floors or other derivatives; (2) the sale of assets or calling of debt; and/or (3) the addition to the balance sheet of assets or liabilities having characteristics that allow for the management of the duration profile. We regularly evaluate balance sheet composition along with strategic alternatives to manage the relative position of DOE.

Table 34 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 34

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2022	1.5	0.7	3.4
12/31/2021	0.6	-0.4	1.5
09/30/2021	0.4	-2.7	1.5
06/30/2021	-0.1	-2.4	1.2
03/31/2021	-0.4	-4.0	1.7

The absolute value of the DOE of the portfolio as of March 31, 2022 increased in all scenarios from December 31, 2021. The primary factors contributing to these changes in duration during the period were: (1) the significant increase in interest rates and the relative level of mortgage prices and rates during the period; (2) the increase in the weighted contribution of the mortgage loan portfolio and the unswapped callable consolidated obligation bond portfolio as a percent of the overall balance sheet duration during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund changes in advance balances. The increase in interest rates during the period caused the mortgage loan portfolio duration to lengthen more than the associated liabilities, contributing to the asset sensitive DOE profile in the base case scenario. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to an increasing asset sensitive DOE in the up and down 200 basis point shock scenarios. This sensitivity, or convexity, is further described under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the annual report on Form 10-K for the year ended December 31, 2021.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 35 presents MVE as a percent of TRCS. As of March 31, 2022, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be greatly impacted by the level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of March 31, 2022 (see Table 28 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of March 31, 2022. These relationships primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Table 35

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
03/31/2022	176	177	182
12/31/2021	186	184	195
09/30/2021	209	201	206
06/30/2021	201	192	196
03/31/2021	205	194	191

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

Table 36

03/31/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$5,278,642	$8,993
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,333,150	(7,712)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	—
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	31,977	(251)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	29,316	494
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,750,000	(1,173)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,933,444	6,075
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,298,500	482
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	737,978	5,589
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	354,000	1,276
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	129,831	(1,906)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	698,244	(102)
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	2,707,000	5,044
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	6,201,000	(230,703)
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	1,487,000	(63,208)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	15,000	(165)
TOTAL				$25,987,572	$(277,267)

Table 37

12/31/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,808,953	$(7,734)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,385,150	(38,292)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,977	(1,189)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	18,316	232
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	—
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,970,019	(57,966)
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,700,000	(424)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,298,500	(115)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	740,863	(27,654)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	477,500	335
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,025	(13)
Consolidated Obligation Bonds
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	4,682,000	(35,627)
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,187,000	14,261
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	924,000	(10,017)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	20,000	(57)
TOTAL				$21,324,793	$(164,260)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: Risk Factors
There have been no material changes to the risk factors previously disclosed in our annual report on Form 10-K filed on March 21, 2022, and such risk factors are incorporated by reference herein.

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

Federal Home Loan Bank of Topeka

May 10, 2022	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer