Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Topeka
filed 2022-08-11
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
July 29, 2022
Class A Stock, par value $100 per share	2,538,998
Class B Stock, par value $100 per share	16,527,211

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

Special Cautionary Notice Regarding Forward-looking Statements

The information in this Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include statements describing the objectives, projections, estimates or future predictions of FHLBank’s operations. These statements may be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “may,” “is likely,” “could,” “estimate,” “expect,” “will,” “intend,” “probable,” “project,” “should,” or their negatives or other variations of these terms. FHLBank cautions that by their nature forward-looking statements involve risks or uncertainties and that actual results may differ materially from those expressed in any forward-looking statements as a result of such risks and uncertainties, including but not limited to:
•Changes in the general economy and capital markets, the rate of inflation, employment rates, housing market activity and pricing, the size and volatility of the residential mortgage market, geopolitical events, and global economic uncertainty;
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
•External events, such as economic, financial, or political disruptions, and/or wars and natural disasters, including disasters caused by climate change, which could damage our facilities or the facilities of our members, damage or destroy collateral pledged to secure advances, or mortgage-related assets, which could increase our risk exposure or loss experience;
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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2022	12/31/2021
ASSETS
Cash and due from banks	$31,350	$25,841
Interest-bearing deposits	854,271	693,249
Securities purchased under agreements to resell (Note 9)	2,250,000	1,500,000
Federal funds sold	5,360,000	3,360,000

Investment securities:
Trading securities (Note 3)	2,360,237	2,339,955
Available-for-sale securities, amortized cost of $8,164,934 and $7,644,496 (Note 3)	8,143,831	7,719,185
Held-to-maturity securities, fair value of $399,737 and $450,771 (Note 3)	399,308	446,185
Total investment securities	10,903,376	10,505,325

Advances (Note 4)	29,522,840	23,484,288
Mortgage loans held for portfolio, net of allowance for credit losses of $5,202 and $5,317 (Note 5)	8,018,930	8,135,046
Overnight loans to other FHLBanks	200,000	—
Accrued interest receivable	96,425	78,032
Derivative assets, net (Notes 6, 9)	181,849	156,926
Other assets	80,259	82,531

TOTAL ASSETS	$57,499,300	$48,021,238

LIABILITIES
Deposits (Note 7)	$781,845	$946,207

Consolidated obligations, net:
Discount notes (Note 8)	20,076,331	6,568,989
Bonds (Note 8)	32,928,146	37,630,609
Total consolidated obligations, net	53,004,477	44,199,598

Overnight loans from other FHLBanks	500,000	—
Mandatorily redeemable capital stock (Note 10)	537	582
Accrued interest payable	74,572	42,753
Affordable Housing Program payable	45,801	42,224
Derivative liabilities, net (Notes 6, 9)	5,572	4,580
Other liabilities	91,730	71,028

TOTAL LIABILITIES	54,504,534	45,306,972

Commitments and contingencies (Note 13)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	06/30/2022	12/31/2021

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,716 and 2,342 shares issued and outstanding) (Note 10)	$271,621	$234,190
Class B ($100 par value; 15,494 and 12,651 shares issued and outstanding) (Note 10)	1,549,395	1,265,111
Total capital stock	1,821,016	1,499,301

Retained earnings:
Unrestricted	886,710	852,408
Restricted	310,393	290,242
Total retained earnings	1,197,103	1,142,650

Accumulated other comprehensive income (loss) (Note 11)	(23,353)	72,315

TOTAL CAPITAL	2,994,766	2,714,266

TOTAL LIABILITIES AND CAPITAL	$57,499,300	$48,021,238

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
INTEREST INCOME:
Interest-bearing deposits	$2,367	$215	$2,743	$484
Securities purchased under agreements to resell	5,251	401	5,787	890
Federal funds sold	6,360	460	7,154	980
Trading securities	16,348	16,483	30,231	32,868
Available-for-sale securities	25,960	7,411	40,744	18,888
Held-to-maturity securities	1,450	1,847	2,503	5,785
Advances	77,874	30,309	115,755	65,752
Mortgage loans held for portfolio	56,383	51,443	110,937	104,921
Other	295	242	492	499
Total interest income	192,288	108,811	316,346	231,067

INTEREST EXPENSE:
Deposits	997	103	1,123	211
Consolidated obligations:
Discount notes	27,998	1,069	30,034	3,067
Bonds	79,776	40,151	116,332	86,666
Mandatorily redeemable capital stock	1	9	2	18
Other	290	249	554	506
Total interest expense	109,062	41,581	148,045	90,468

NET INTEREST INCOME	83,226	67,230	168,301	140,599
Provision (reversal) for credit losses on mortgage loans	(108)	2,312	(415)	2,298
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	83,334	64,918	168,716	138,301

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(23,339)	(13,411)	(82,827)	(40,158)
Net gains (losses) on derivatives	12,814	(15)	59,377	17,566
Standby bond purchase agreement commitment fees	651	630	1,276	1,251
Letters of credit fees	1,551	1,588	3,121	3,271
Other	671	1,062	1,892	2,032
Total other income (loss)	(7,652)	(10,146)	(17,161)	(16,038)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
OTHER EXPENSES:
Compensation and benefits	$10,750	$9,458	$21,308	$19,751
Other operating	4,861	4,768	9,864	9,046
Federal Housing Finance Agency	1,327	1,109	2,740	2,219
Office of Finance	919	923	2,143	2,094
Mortgage loans transaction service fees	1,522	1,593	3,043	3,249
Other	346	294	505	491
Total other expenses	19,725	18,145	39,603	36,850

INCOME BEFORE ASSESSMENTS	55,957	36,627	111,952	85,413

Affordable Housing Program	5,596	3,663	11,196	8,543

NET INCOME	$50,361	$32,964	$100,756	$76,870

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Net income	$50,361	$32,964	$100,756	$76,870

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(54,565)	21,852	(95,792)	51,086
Defined benefit pension plan	62	78	124	150
Total other comprehensive income (loss)	(54,503)	21,930	(95,668)	51,236

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,142)	$54,894	$5,088	$128,106

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2021	3,762	$376,196	11,642	$1,164,169	15,404	$1,540,365	$812,169	$266,905	$1,079,074	$71,614	$2,691,053
Comprehensive income							26,371	6,593	32,964	21,930	54,894
Proceeds from issuance of capital stock	30	2,971	3,553	355,262	3,583	358,233					358,233
Repurchase/redemption of capital stock	(2,207)	(220,659)	(111)	(11,076)	(2,318)	(231,735)					(231,735)
Net reclassification of shares to mandatorily redeemable capital stock	(1,504)	(150,322)	(755)	(75,487)	(2,259)	(225,809)					(225,809)
Net transfer of shares between Class A and Class B	3,198	319,699	(3,198)	(319,699)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(65)		(65)		(65)
Stock issued			157	15,682	157	15,682	(15,682)		(15,682)		—
Balance at June 30, 2021	3,279	$327,885	11,288	$1,128,851	14,567	$1,456,736	$822,793	$273,498	$1,096,291	$93,544	$2,646,571

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at March 31, 2022	2,202	$220,222	13,539	$1,353,935	15,741	$1,574,157	$872,252	$300,321	$1,172,573	$31,150	$2,777,880
Comprehensive income							40,289	10,072	50,361	(54,503)	(4,142)
Proceeds from issuance of capital stock	20	2,019	9,144	914,414	9,164	916,433					916,433
Repurchase/redemption of capital stock	(3,297)	(329,700)	(703)	(70,329)	(4,000)	(400,029)					(400,029)
Net reclassification of shares to mandatorily redeemable capital stock	(2,024)	(202,423)	(928)	(92,893)	(2,952)	(295,316)					(295,316)
Net transfer of shares between Class A and Class B	5,815	581,503	(5,815)	(581,503)	—	—					—
Dividends on capital stock (Class A - 1.0%, Class B - 6.5%):
Cash payment							(60)		(60)		(60)
Stock issued			257	25,771	257	25,771	(25,771)		(25,771)		—
Balance at June 30, 2022	2,716	$271,621	15,494	$1,549,395	18,210	$1,821,016	$886,710	$310,393	$1,197,103	$(23,353)	$2,994,766

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767
Comprehensive income							61,496	15,374	76,870	51,236	128,106
Proceeds from issuance of capital stock	35	3,471	8,167	816,689	8,202	820,160					820,160
Repurchase/redemption of capital stock	(3,538)	(353,774)	(315)	(31,507)	(3,853)	(385,281)					(385,281)
Net reclassification of shares to mandatorily redeemable capital stock	(4,660)	(465,970)	(1,181)	(118,082)	(5,841)	(584,052)					(584,052)
Net transfer of shares between Class A and Class B	7,320	731,933	(7,320)	(731,933)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(129)		(129)		(129)
Stock issued			319	31,905	319	31,905	(31,905)		(31,905)		—
Balance at June 30, 2021	3,279	$327,885	11,288	$1,128,851	14,567	$1,456,736	$822,793	$273,498	$1,096,291	$93,544	$2,646,571

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266
Comprehensive income							80,605	20,151	100,756	(95,668)	5,088
Proceeds from issuance of capital stock	20	2,019	15,531	1,553,123	15,551	1,555,142					1,555,142
Repurchase/redemption of capital stock	(6,904)	(690,404)	(1,308)	(130,849)	(8,212)	(821,253)					(821,253)
Net reclassification of shares to mandatorily redeemable capital stock	(2,628)	(262,820)	(1,955)	(195,543)	(4,583)	(458,363)					(458,363)
Net transfer of shares between Class A and Class B	9,886	988,636	(9,886)	(988,636)	—	—					—
Dividends on capital stock (Class A - 0.6%, Class B - 6.1%):
Cash payment							(114)		(114)		(114)
Stock issued			461	46,189	461	46,189	(46,189)		(46,189)		—
Balance at June 30, 2022	2,716	$271,621	15,494	$1,549,395	18,210	$1,821,016	$886,710	$310,393	$1,197,103	$(23,353)	$2,994,766

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2022	06/30/2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$100,756	$76,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	19,826	(9,003)
Concessions on consolidated obligations	2,120	3,592
Premiums and discounts on investments, net	2,336	8,968
Premiums, discounts and commitment fees on advances, net	(2,043)	(2,592)
Premiums, discounts and deferred loan costs on mortgage loans, net	11,934	30,663
Fair value adjustments on hedged assets or liabilities	809	2,245
Premises, software and equipment	1,639	1,645
Other	124	150
Provision (reversal) for credit losses on mortgage loans	(415)	2,298
Non-cash interest on mandatorily redeemable capital stock	2	17
Net realized (gains) losses on disposal of premises, software and equipment	16	—
Other adjustments, net	(192)	(139)
Net (gains) losses on trading securities	82,827	40,158
Net change in derivatives and hedging activities	493,441	143,042
(Increase) decrease in accrued interest receivable	(18,375)	13,513
Change in net accrued interest included in derivative assets	(33,149)	(4,580)
(Increase) decrease in other assets	(260)	474
Increase (decrease) in accrued interest payable	31,482	(4,845)
Change in net accrued interest included in derivative liabilities	5,764	(4,031)
Increase (decrease) in Affordable Housing Program liability	3,577	1,029
Increase (decrease) in other liabilities	(3,120)	(2,366)
Total adjustments	598,343	220,238
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	699,099	297,108

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Six Months Ended
	06/30/2022	06/30/2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(409,606)	$324,383
Net (increase) decrease in securities purchased under resale agreements	(750,000)	600,000
Net (increase) decrease in Federal funds sold	(2,000,000)	(271,000)
Proceeds from maturities of and principal repayments on trading securities	1,686,892	964,650
Purchases of trading securities	(1,790,000)	(1,500,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	715,524	1,148,174
Purchases of available-for-sale securities	(1,573,277)	(550,335)
Proceeds from maturities of and principal repayments on held-to-maturity securities	46,903	261,616
Advances repaid	285,513,050	249,739,414
Advances originated	(291,848,144)	(249,626,718)
Principal collected on mortgage loans	700,359	1,952,872
Purchases of mortgage loans	(602,813)	(1,111,712)
Proceeds from sale of foreclosed assets	691	604
Other investing activities	1,875	1,754
Net (increase) decrease in loans to other FHLBanks	(200,000)	—
Purchases of premises, software and equipment	(1,186)	(633)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(10,509,732)	1,933,069

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(136,788)	(140,796)
Net proceeds from issuance of consolidated obligations:
Discount notes	123,799,659	150,599,735
Bonds	18,972,994	20,803,806
Payments for maturing and retired consolidated obligations:
Discount notes	(110,298,433)	(151,151,746)
Bonds	(23,287,700)	(26,332,300)
Net increase (decrease) in overnight loans from other FHLBanks	500,000	—
Net interest payments received (paid) for financing derivatives	(8,955)	(11,356)
Proceeds from issuance of capital stock	1,555,142	820,160
Payments for repurchase/redemption of capital stock	(821,253)	(385,281)
Payments for repurchase of mandatorily redeemable capital stock	(458,410)	(584,150)
Cash dividends paid	(114)	(129)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9,816,142	(6,382,057)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,509	(4,151,880)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,841	4,570,415
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,350	$418,535

Supplemental disclosures:
Interest paid	$112,450	$101,557
Affordable Housing Program payments	$7,739	$7,739
Net transfers of mortgage loans to other assets	$67	$220
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance	$—	$2,019,635
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
June 30, 2022

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

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of June 30, 2022, approximately 24 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of June 30, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of June 30, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $556,000 and $236,000, respectively, as of June 30, 2022, and $51,000 and $7,000, respectively, as of December 31, 2021.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of June 30, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $99,000 and $3,000 as of June 30, 2022 and December 31, 2021, respectively.

Debt Securities: FHLBank invests in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. FHLBank is prohibited by FHFA regulations from purchasing certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities, but FHLBank is not required to divest instruments that experience credit deterioration after their purchase.

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

Trading Securities: Trading securities by major security type as of June 30, 2022 and December 31, 2021 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	06/30/2022	12/31/2021
Non-mortgage-backed securities:
Certificates of deposit	$639,786	$200,023
U.S. Treasury obligations	649,108	917,472
GSE debentures	396,487	415,918
Non-mortgage-backed securities	1,685,381	1,533,413
Mortgage-backed securities:
GSE MBS	674,856	806,542
Mortgage-backed securities	674,856	806,542
TOTAL	$2,360,237	$2,339,955

Net gains (losses) on trading securities during the three and six months ended June 30, 2022 and 2021 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Net gains (losses) on trading securities held as of June 30, 2022	$(22,229)	$(7,439)	$(76,490)	$(27,779)
Net gains (losses) on trading securities sold or matured prior to June 30, 2022	(1,110)	(5,972)	(6,337)	(12,379)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(23,339)	$(13,411)	$(82,827)	$(40,158)

Available-for-sale Securities: Available-for-sale securities by major security type as of June 30, 2022 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $20,634,000 as of June 30, 2022.

Table 3.3

	06/30/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$2,844,222	$2,935	$(11,718)	$2,835,439
Non-mortgage-backed securities	2,844,222	2,935	(11,718)	2,835,439
Mortgage-backed securities:
U.S. obligation MBS	43,937	—	(247)	43,690
GSE MBS	5,276,775	36,359	(48,432)	5,264,702
Mortgage-backed securities	5,320,712	36,359	(48,679)	5,308,392
TOTAL	$8,164,934	$39,294	$(60,397)	$8,143,831

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of June 30, 2022 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	06/30/2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,340,401	$(11,718)	$—	$—	$1,340,401	$(11,718)
Non-mortgage-backed securities	1,340,401	(11,718)	—	—	1,340,401	(11,718)
Mortgage-backed securities:
U.S. obligation MBS	38,196	(205)	5,494	(42)	43,690	(247)
GSE MBS	2,238,221	(45,067)	733,939	(3,365)	2,972,160	(48,432)
Mortgage-backed securities	2,276,417	(45,272)	739,433	(3,407)	3,015,850	(48,679)
TOTAL	$3,616,818	$(56,990)	$739,433	$(3,407)	$4,356,251	$(60,397)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2022 and December 31, 2021 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	06/30/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$944,775	$945,807	$907,110	$907,908
Due after one year through five years	1,674,588	1,665,306	1,660,664	1,661,260
Due after five years through ten years	224,859	224,326	246,745	247,269
Due after ten years	—	—	—	—
Non-mortgage-backed securities	2,844,222	2,835,439	2,814,519	2,816,437
Mortgage-backed securities	5,320,712	5,308,392	4,829,977	4,902,748
TOTAL	$8,164,934	$8,143,831	$7,644,496	$7,719,185

Held-to-maturity Securities: Held-to-maturity securities by major security type as of June 30, 2022 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $402,000 as of June 30, 2022.

Table 3.8

	06/30/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$73,940	$—	$(1,039)	$72,901
Non-mortgage-backed securities	73,940	—	(1,039)	72,901
Mortgage-backed securities:
GSE MBS	325,368	3,664	(2,196)	326,836
Mortgage-backed securities	325,368	3,664	(2,196)	326,836
TOTAL	$399,308	$3,664	$(3,235)	$399,737

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of June 30, 2022 and December 31, 2021 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	06/30/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	43,940	43,835	44,865	44,736
Due after ten years	30,000	29,066	30,000	28,879
Non-mortgage-backed securities	73,940	72,901	74,865	73,615
Mortgage-backed securities	325,368	326,836	371,320	377,156
TOTAL	$399,308	$399,737	$446,185	$450,771

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

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of June 30, 2022 and 2021, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of June 30, 2022 and December 31, 2021, FHLBank had advances outstanding at interest rates ranging from 0.29 percent to 7.20 percent and 0.12 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $29,642,000 and $13,140,000 as of June 30, 2022 and December 31, 2021, respectively.

Table 4.1

	06/30/2022		12/31/2021
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$19,288,811	1.43%	$13,279,735	0.34%
Due after one year through two years	2,406,071	1.84	1,825,235	1.31
Due after two years through three years	2,494,157	1.74	2,359,249	0.98
Due after three years through four years	1,376,074	1.66	1,511,691	1.18
Due after four years through five years	1,392,569	1.74	1,314,949	1.09
Thereafter	2,810,240	2.41	3,141,969	1.76
Total par value	29,767,922	1.60%	23,432,828	0.77%
Discounts	(14,810)		(16,856)
Hedging adjustments	(230,272)		68,316
TOTAL	$29,522,840		$23,484,288

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $728,600,000 remain outstanding at June 30, 2022.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of June 30, 2022 and December 31, 2021 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	06/30/2022	12/31/2021	06/30/2022	12/31/2021
Due in one year or less	$20,533,430	$14,582,991	$19,806,011	$14,324,735
Due after one year through two years	2,003,127	1,552,690	2,511,571	2,034,485
Due after two years through three years	2,014,673	1,821,308	2,597,057	2,452,148
Due after three years through four years	1,374,326	1,280,597	1,375,724	1,507,341
Due after four years through five years	1,292,947	1,308,086	1,384,569	1,314,949
Thereafter	2,549,419	2,887,156	2,092,990	1,799,170
TOTAL PAR VALUE	$29,767,922	$23,432,828	$29,767,922	$23,432,828

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of June 30, 2022 and December 31, 2021 (in thousands):

Table 4.3

Redemption Term	06/30/2022	12/31/2021
Fixed rate:
Due in one year or less	$18,911,761	$13,061,185
Due after one year through three years	2,964,328	2,593,884
Due after three years through five years	1,795,328	1,871,575
Due after five years through fifteen years	2,419,468	2,752,551
Due after fifteen years	34,775	37,371
Total fixed rate	26,125,660	20,316,566
Variable rate:
Due in one year or less	377,050	218,550
Due after one year through three years	1,935,900	1,590,600
Due after three years through five years	973,315	955,065
Due after five years through fifteen years	353,497	349,547
Due after fifteen years	2,500	2,500
Total variable rate	3,642,262	3,116,262
TOTAL PAR VALUE	$29,767,922	$23,432,828

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of June 30, 2022 and December 31, 2021, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of June 30, 2022 and December 31, 2021, no advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three and six months ended June 30, 2022 and 2021.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of June 30, 2022 and December 31, 2021, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of June 30, 2022 and December 31, 2021 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $36,840,000 and $36,959,000 as of June 30, 2022 and December 31, 2021, respectively.

Table 5.1

	06/30/2022	12/31/2021
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,278,877	$1,375,318
Fixed rate, long-term, single-family mortgages	6,657,873	6,664,654
Total unpaid principal balance	7,936,750	8,039,972
Premiums	101,799	107,697
Discounts	(1,920)	(1,371)
Deferred loan costs, net	54	76
Hedging adjustments	(12,551)	(6,011)
Total before allowance for credit losses on mortgage loans	8,024,132	8,140,363
Allowance for credit losses on mortgage loans	(5,202)	(5,317)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$8,018,930	$8,135,046

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of June 30, 2022 and December 31, 2021 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	06/30/2022	12/31/2021
Conventional loans	$7,576,855	$7,644,184
Government-guaranteed or -insured loans	359,895	395,788
TOTAL UNPAID PRINCIPAL BALANCE	$7,936,750	$8,039,972

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of June 30, 2022 (dollar amounts in thousands):

Table 5.3

	06/30/2022
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2018	2018	2019	2020	2021	2022
Amortized Cost:[1]
Past due 30-59 days delinquent	$17,920	$5,471	$8,583	$4,119	$4,650	$1,648	$42,391	$8,395	$50,786
Past due 60-89 days delinquent	5,943	1,618	2,699	460	466	—	11,186	2,961	14,147
Past due 90 days or more delinquent	5,932	4,147	8,269	794	—	—	19,142	5,559	24,701
Total past due	29,795	11,236	19,551	5,373	5,116	1,648	72,719	16,915	89,634
Total current loans	1,894,072	306,279	1,152,270	1,739,822	1,942,914	551,226	7,586,583	347,915	7,934,498
Total mortgage loans	$1,923,867	$317,515	$1,171,821	$1,745,195	$1,948,030	$552,874	$7,659,302	$364,830	$8,024,132

Other delinquency statistics:
In process of foreclosure[2]							$9,307	$1,441	$10,748
Serious delinquency rate[3]							0.2%	1.5%	0.3%
Past due 90 days or more and still accruing interest							$—	$5,559	$5,559
Loans on nonaccrual status[4]							$26,294	$—	$26,294

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
4    Includes $16,433,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

The balance of troubled debt restructurings related to conventional mortgage loans was immaterial as of June 30, 2022 and December 31, 2021.
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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and six months ended June 30, 2022 and 2021.

Table 5.5

	Three Months Ended		Six Months Ended
Conventional Loans	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Balance, beginning of the period	$5,038	$4,956	$5,317	$5,177
Net (charge-offs) recoveries	272	284	300	77
Provision (reversal) for credit losses	(108)	2,312	(415)	2,298
Balance, end of the period	$5,202	$7,552	$5,202	$7,552

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, FHLBank would have recourse against the servicer for such failure. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of June 30, 2022 and December 31, 2021. Furthermore, none of these mortgage loans has been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of June 30, 2022 and December 31, 2021 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	06/30/2022			12/31/2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$29,696,990	$72,099	$449,643	$18,695,438	$16,678	$152,302
Total derivatives designated as hedging relationships	29,696,990	72,099	449,643	18,695,438	16,678	152,302
Derivatives not designated as hedging instruments:
Interest rate swaps	5,505,369	16,039	1,584	2,079,830	5	28,963
Interest rate caps/floors	329,000	1,421	—	477,500	335	—
Mortgage delivery commitments	101,659	299	316	72,025	32	45
Total derivatives not designated as hedging instruments	5,936,028	17,759	1,900	2,629,355	372	29,008
TOTAL	$35,633,018	89,858	451,543	$21,324,793	17,050	181,310
Netting adjustments and cash collateral[1]		91,991	(445,971)		139,876	(176,730)
DERIVATIVE ASSETS AND LIABILITIES		$181,849	$5,572		$156,926	$4,580

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $565,551,000 and $316,606,000 as of June 30, 2022 and December 31, 2021, respectively. Cash collateral received was $27,589,000 and $0 as of June 30, 2022 and December 31, 2021, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended June 30, 2022 and 2021, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	06/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$77,874	$25,960	$27,998	$79,776
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$83,919	$109,717	$(12,112)	$(97,791)
Hedged items[2]	(92,726)	(122,076)	19,597	109,196
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(8,807)	$(12,359)	$7,485	$11,405

	Three Months Ended
	06/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$30,309	$7,411	$1,069	$40,151
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$(34,074)	$(44,845)	$—	$10,529
Hedged items[2]	16,080	17,973	(29)	(2,178)
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(17,994)	$(26,872)	$(29)	$8,351

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the six months ended June 30, 2022 and 2021, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Six Months Ended
	06/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$115,755	$40,744	$30,034	$116,332
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$277,349	$325,521	$(12,718)	$(353,354)
Hedged items[2]	(299,892)	(357,761)	20,827	382,759
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(22,543)	$(32,240)	$8,109	$29,405

	Six Months Ended
	6/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$65,752	$18,888	$3,067	$86,666
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$82,600	$79,830	$13	$(10,764)
Hedged items[2]	(115,234)	(130,067)	(33)	26,442
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(32,634)	$(50,237)	$(20)	$15,678

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of June 30, 2022 and December 31, 2021 (in thousands):

Table 6.4

06/30/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,006,368	$(240,414)	$10,142	$(230,272)
Available-for-sale securities	5,671,339	(258,572)	—	(258,572)
Consolidated obligation discount notes	(6,901,591)	20,827	—	20,827
Consolidated obligation bonds	(10,150,905)	423,273	—	423,273

12/31/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,268,057	$57,055	$11,261	$68,316
Available-for-sale securities	5,785,963	100,372	—	100,372
Consolidated obligation bonds	(6,754,140)	40,514	—	40,514

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Economic hedges:
Interest rate swaps	$20,060	$11,111	$80,987	$45,554
Interest rate caps/floors	144	(232)	1,085	(72)
Net interest settlements	(5,470)	(13,054)	(15,844)	(25,895)
Price alignment interest	(1)	3	3	11
Mortgage delivery commitments	(1,919)	2,157	(6,854)	(2,032)
NET GAINS (LOSSES) ON DERIVATIVES	$12,814	$(15)	$59,377	$17,566

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $13,440,000 as of June 30, 2022. There was no credit risk applicable to a single counterparty at December 31, 2021.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of June 30, 2022 and December 31, 2021.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 7.1 details the types of deposits held by FHLBank as of June 30, 2022 and December 31, 2021 (in thousands):

Table 7.1

	06/30/2022	12/31/2021
Interest-bearing:
Demand	$290,849	$317,911
Overnight	405,100	530,100
Term	12,750	2,750
Total interest-bearing	708,699	850,761
Non-interest-bearing:
Other	73,146	95,446
Total non-interest-bearing	73,146	95,446
TOTAL DEPOSITS	$781,845	$946,207

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

Table 8.1

	06/30/2022		12/31/2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$14,909,700	1.20%	$21,821,300	0.13%
Due after one year through two years	3,205,530	1.41	2,582,600	1.02
Due after two years through three years	4,316,265	1.32	2,435,700	0.90
Due after three years through four years	2,404,000	1.16	1,927,100	0.86
Due after four years through five years	3,561,500	1.30	3,766,500	0.89
Thereafter	4,944,550	1.70	5,125,050	1.57
Total par value	33,341,545	1.32%	37,658,250	0.55%
Premiums	23,786		27,470
Discounts	(2,537)		(2,720)
Concession fees	(11,375)		(11,877)
Hedging adjustments	(423,273)		(40,514)
TOTAL	$32,928,146		$37,630,609

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of June 30, 2022 and December 31, 2021 includes callable bonds totaling $15,932,000,000 and $11,224,000,000, respectively. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of June 30, 2022 and December 31, 2021 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	06/30/2022	12/31/2021
Due in one year or less	$28,213,200	$32,612,800
Due after one year through two years	2,211,030	2,224,600
Due after two years through three years	1,220,265	1,024,200
Due after three years through four years	633,000	565,100
Due after four years through five years	607,500	684,500
Thereafter	456,550	547,050
TOTAL PAR VALUE	$33,341,545	$37,658,250

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of June 30, 2022 and December 31, 2021 (in thousands):

Table 8.3

	06/30/2022	12/31/2021
Fixed rate	$17,385,045	$20,957,250
Simple variable rate	13,734,500	15,752,000
Step	2,222,000	949,000
TOTAL PAR VALUE	$33,341,545	$37,658,250

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
June 30, 2022	$20,076,331	$20,185,211	1.38%

December 31, 2021	$6,568,989	$6,569,580	0.04%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021 (in thousands):

Table 9.1

06/30/2022
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$86,528	$(64,192)	$22,336	$(299)	$22,037
Cleared derivatives	3,330	156,183	159,513	—	159,513
Total derivative assets	89,858	91,991	181,849	(299)	181,550
Securities purchased under agreements to resell	2,250,000	—	2,250,000	(2,250,000)	—
TOTAL	$2,339,858	$91,991	$2,431,849	$(2,250,299)	$181,550

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of June 30, 2022 and December 31, 2021 (in thousands):

Table 9.3

06/30/2022
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$407,857	$(402,285)	$5,572	$(316)	$5,256
Cleared derivatives	43,686	(43,686)	—	—	—
Total derivative liabilities	451,543	(445,971)	5,572	(316)	5,256
TOTAL	$451,543	$(445,971)	$5,572	$(316)	$5,256

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands):

Table 10.1

	06/30/2022		12/31/2021
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$572,657	$2,746,499	$363,108	$2,407,762
Total regulatory capital-to-asset ratio	4.0%	5.2%	4.0%	5.5%
Total regulatory capital	$2,299,972	$3,018,656	$1,920,850	$2,642,533
Leverage capital ratio	5.0%	7.6%	5.0%	8.0%
Leverage capital	$2,874,965	$4,391,905	$2,401,062	$3,846,414

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and six months ended June 30, 2022 and 2021 (in thousands):

Table 10.2

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Balance, beginning of period	$559	$1,585	$582	$1,624
Capital stock subject to mandatory redemption reclassified from equity during the period	295,316	225,809	458,363	584,052
Redemption or repurchase of mandatorily redeemable capital stock during the period	(295,340)	(225,860)	(458,410)	(584,150)
Stock dividend classified as mandatorily redeemable capital stock during the period	2	9	2	17
Balance, end of period	$537	$1,543	$537	$1,543

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of June 30, 2022, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended June 30, 2022 and 2021 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at March 31, 2021	$74,430	$(2,816)	$71,614
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[1]	21,852		21,852
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		78	78
Net current period other comprehensive income (loss)	21,852	78	21,930
Balance at June 30, 2021	$96,282	$(2,738)	$93,544

Balance at March 31, 2022	$33,462	$(2,312)	$31,150
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(54,565)		(54,565)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		62	62
Net current period other comprehensive income (loss)	(54,565)	62	(54,503)
Balance at June 30, 2022	$(21,103)	$(2,250)	$(23,353)

1    Includes $4,059,000 related to the transfer of securities from held-to-maturity to available-for-sale upon the adoption of reference rate reform guidance.
2    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the six months ended June 30, 2022 and 2021 (in thousands):

Table 11.2

	Six Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[1]	51,086		51,086
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		150	150
Net current period other comprehensive income (loss)	51,086	150	51,236
Balance at June 30, 2021	$96,282	$(2,738)	$93,544

Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(95,792)		(95,792)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		124	124
Net current period other comprehensive income (loss)	(95,792)	124	(95,668)
Balance at June 30, 2022	$(21,103)	$(2,250)	$(23,353)

1    Includes $4,059,000 related to the transfer of securities from held-to-maturity to available-for-sale upon the adoption of reference rate reform guidance.
2    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of June 30, 2022 and December 31, 2021. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and six months ended June 30, 2022 and 2021.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of June 30, 2022 and December 31, 2021. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of June 30, 2022 and December 31, 2021 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	06/30/2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$31,350	$31,350	$31,350	$—	$—	$—
Interest-bearing deposits	854,271	854,271	—	854,271	—	—
Securities purchased under agreements to resell	2,250,000	2,250,000	—	2,250,000	—	—
Federal funds sold	5,360,000	5,360,000	—	5,360,000	—	—
Trading securities	2,360,237	2,360,237	—	2,360,237	—	—
Available-for-sale securities	8,143,831	8,143,831	—	8,143,831	—	—
Held-to-maturity securities	399,308	399,737	—	326,836	72,901	—
Advances	29,522,840	29,483,307	—	29,483,307	—	—
Mortgage loans held for portfolio, net of allowance	8,018,930	7,116,503	—	7,114,995	1,508	—
Overnight loans to other FHLBanks	200,000	200,000	—	200,000	—	—
Accrued interest receivable	96,425	96,425	—	96,425	—	—
Derivative assets	181,849	181,849	—	89,858	—	91,991
Liabilities:
Deposits	781,845	781,814	—	781,814	—	—
Consolidated obligation discount notes	20,076,331	20,051,414	—	20,051,414	—	—
Consolidated obligation bonds	32,928,146	32,069,779	—	32,069,779	—	—
Overnight loans from other FHLBanks	500,000	500,000	—	500,000	—	—
Mandatorily redeemable capital stock	537	537	537	—	—	—
Accrued interest payable	74,572	74,572	—	74,572	—	—
Derivative liabilities	5,572	5,572	—	451,543	—	(445,971)
Other Asset (Liability):
Industrial revenue bonds	35,000	33,130	—	33,130	—	—
Financing obligation payable	(35,000)	(33,130)	—	(33,130)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended June 30, 2022 and December 31, 2021 (in thousands).

Table 12.3

	06/30/2022
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$639,786	$—	$639,786	$—	$—
U.S. Treasury obligations	649,108	—	649,108	—	—
GSE debentures	396,487	—	396,487	—	—
GSE MBS	674,856	—	674,856	—	—
Total trading securities	2,360,237	—	2,360,237	—	—
Available-for-sale securities:
U.S. Treasury obligations	2,835,439	—	2,835,439	—	—
U.S. obligation MBS	43,690	—	43,690	—	—
GSE MBS	5,264,702	—	5,264,702	—	—
Total available-for-sale securities	8,143,831	—	8,143,831	—	—
Derivative assets:
Interest-rate related	181,550	—	89,559	—	91,991
Mortgage delivery commitments	299	—	299	—	—
Total derivative assets	181,849	—	89,858	—	91,991
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,685,917	$—	$10,593,926	$—	$91,991

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$5,256	$—	$451,227	$—	$(445,971)
Mortgage delivery commitments	316	—	316	—	—
Total derivative liabilities	5,572	—	451,543	—	(445,971)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$5,572	$—	$451,543	$—	$(445,971)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$1,533	$—	$—	$1,533	$—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$1,533	$—	$—	$1,533	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the six months ended June 30, 2022 and still outstanding as of June 30, 2022.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended, or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $828,954,487,000 and $608,633,999,000 as of June 30, 2022 and December 31, 2021, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of June 30, 2022, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of June 30, 2022 and December 31, 2021, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	06/30/2022			12/31/2021
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$4,904,546	$842	$4,905,388	$5,206,182	$1,983	$5,208,165
Advance commitments outstanding	22,465	3,905	26,370	21,001	3,905	24,906
Principal commitments for standby bond purchase agreements	102,980	691,865	794,845	—	727,200	727,200
Commitments to fund or purchase mortgage loans	101,659	—	101,659	72,025	—	72,025
Commitments to issue consolidated bonds, at par	140,000	—	140,000	635,000	—	635,000
Commitments to issue consolidated discount notes, at par	555,250	—	555,250	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,292,000 and $1,336,000 as of June 30, 2022 and December 31, 2021, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2025, though some are renewable at the option of FHLBank. As of June 30, 2022 and December 31, 2021, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the six months ended June 30, 2022 and 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(17,000) and $(13,000) as of June 30, 2022 and December 31, 2021, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2022 and December 31, 2021 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

06/30/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$549	0.2%	$402,887	26.0%	$403,436	22.1%
TOTAL		$549	0.2%	$402,887	26.0%	$403,436	22.1%

Table 14.2

12/31/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$413,430	32.7%	$413,930	27.6%
TOTAL		$500	0.2%	$413,430	32.7%	$413,930	27.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of June 30, 2022 and December 31, 2021 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	06/30/2022		12/31/2021		06/30/2022		12/31/2021
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$8,815,000	29.6%	$9,045,000	38.6%	$946	0.1%	$517	0.1%
TOTAL	$8,815,000	29.6%	$9,045,000	38.6%	$946	0.1%	$517	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and six months ended June 30, 2022 and 2021.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of June 30, 2022 and December 31, 2021 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	06/30/2022		12/31/2021
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$149,122	0.5%	$180,099	0.8%

Deposits	$7,896	1.0%	$15,613	1.6%

Class A Common Stock	$4,624	1.7%	$4,655	2.0%
Class B Common Stock	10,431	0.7	17,056	1.3
TOTAL CAPITAL STOCK	$15,055	0.8%	$21,711	1.4%

Table 14.5 presents mortgage loans acquired during the three and six months ended June 30, 2022 and 2021 for members that had an officer or director serving on FHLBank’s board of directors in 2022 or 2021 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Six Months Ended
	06/30/2022		06/30/2021		06/30/2022		06/30/2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$5,719	1.8%	$10,888	1.9%	$11,296	1.9%	$18,971	1.7%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Selected Financial Data
Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	06/30/2022	03/31/2022	12/31/2021	09/30/2021	06/30/2021
Statement of Condition (as of period end):
Total assets	$57,499,300	$50,742,692	$48,021,238	$45,516,223	$46,310,400
Investments[1]	19,367,647	16,867,881	16,058,574	15,459,093	16,248,714
Advances	29,522,840	25,487,576	23,484,288	21,411,103	20,995,508
Mortgage loans, net	8,018,930	8,021,949	8,135,046	8,315,791	8,328,063
Total liabilities	54,504,534	47,964,812	45,306,972	42,945,027	43,663,829
Deposits	781,845	936,691	946,207	1,033,557	1,088,865
Consolidated obligations, net[2]	53,004,477	46,804,372	44,199,598	41,755,017	42,418,168
Total capital	2,994,766	2,777,880	2,714,266	2,571,196	2,646,571
Capital stock	1,821,016	1,574,157	1,499,301	1,382,482	1,456,736
Retained earnings	1,197,103	1,172,573	1,142,650	1,117,560	1,096,291
Statement of Income (for the quarterly period ended):
Net interest income	83,226	85,075	82,789	73,260	67,230
Other income (loss)	(7,652)	(9,509)	(10,638)	(14,758)	(10,146)
Other expenses	19,725	19,878	22,051	18,628	18,145
Income before assessments	55,957	55,995	51,488	41,534	36,627
Affordable Housing Program (AHP) assessments	5,596	5,600	5,148	4,154	3,663
Net income	50,361	50,395	46,340	37,380	32,964
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	25,831	20,472	21,250	16,111	15,747
Weighted average dividend rate[3]	5.63%	4.88%	5.62%	4.15%	4.06%
Dividend payout ratio[4]	51.29%	40.62%	45.86%	43.10%	47.77%
Return on average equity	6.60%	6.98%	6.77%	5.40%	4.83%
Return on average assets	0.35%	0.39%	0.38%	0.31%	0.27%
Average equity to average assets	5.37%	5.59%	5.58%	5.71%	5.56%
Net interest margin[5]	0.59%	0.66%	0.68%	0.61%	0.55%
Total capital ratio[6]	5.21%	5.47%	5.65%	5.65%	5.71%
Regulatory capital ratio[7]	5.25%	5.41%	5.50%	5.49%	5.52%

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

During the second quarter of 2022, concerns about inflation and recession risks, combined with the Federal Open Market Committee’s (FOMC) increase in the Federal funds target rate and speculation about the size and frequency of future rate increases, have caused market volatility as reflected in increases in sovereign debt yields and credit spreads. Mortgage rates have also increased in response to market conditions, which has slowed mortgage prepayments and related premium amortization and increased spreads on mortgage-related assets. Advance demand rebounded during the first half of 2022, as average advance balances returned to pre-pandemic levels during the second quarter of 2022. Management continues to actively manage our funding composition in response to market conditions, which includes efforts to increase our issuance of floating rate term debt, swapped fixed rate debt, and callable debt. Floating rate debt more closely matches asset composition and reprices to market interest rates faster than unswapped fixed rate debt, and callable debt has had favorable funding spreads in recent periods.

Second Quarter 2022 Financial Highlights:
•Net interest income/margin: Net interest income increased $16.0 million to $83.2 million for the quarter ended June 30, 2022 compared to $67.2 million for the quarter ended June 30, 2021. Net interest margin increased 4 basis points for the current quarter, from 0.55 percent for the quarter ended June 30, 2021 to 0.59 percent for the quarter ended June 30, 2022. This improvement reflects the increase in advance interest income, the decrease in premium amortization on mortgage loans and MBS, for the quarter ended June 30, 2022 compared to the prior year period, all of which were partially offset by an increase in the cost of debt. The increase in interest income on advances was driven by higher average balances and yields. Prepayments continued to slow on mortgage related assets, which increased interest income due to less premium amortization between periods. The increase in the cost of debt reflects the increase in market interest rates.
•Total assets: Total assets increased from $48.0 billion as of December 31, 2021 to $57.5 billion as of June 30, 2022, predominantly driven by the $6.0 billion increase in advances between periods and a $2.9 billion increase in overnight investments.
•Advances: Advances increased from $23.5 billion at December 31, 2021 to $29.5 billion at June 30, 2022. The average balance of advances increased $8.0 billion, or 35.7 percent, for the three months ended June 30, 2022 when compared to the prior year period.
•Mortgage loans: Mortgage loans decreased slightly from year end, from $8.1 billion as of December 31, 2021 to $8.0 billion as of June 30, 2022, representing 14.0 percent of total assets as of June 30, 2022, compared to 16.9 percent as of December 31, 2021. The average balance of mortgage loans decreased $0.4 billion, or 5.1 percent, for the three months ended June 30, 2022 when compared to the prior year period.
•Performance ratios: Return on average equity (ROE) increased to 6.60 percent for the quarter ended June 30, 2022 compared to 4.83 percent for the prior year quarter due to the increase in net income for the current quarter, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 1.00 percent per annum and the Class B Common Stock dividend rate of 6.50 percent per annum combined for a weighted average dividend rate for the quarter ended June 30, 2022 of 5.63 percent, compared to a weighted average dividend rate of 4.06 percent for the same period in 2021.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	06/30/2022	06/30/2021	06/30/2022	06/30/2021	06/30/2022	12/31/2021	06/30/2021
Market Instrument	Three-month	Three-month	Six-month	Six-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	0.71%	0.02%	0.40%	0.03%	1.50%	0.05%	0.05%
Federal funds effective rate[1]	0.76	0.07	0.44	0.07	1.58	0.07	0.08
Federal Reserve interest rate on reserve balances[1]	0.84	0.11	0.52	0.10	1.65	0.15	0.15
3-month U.S. Treasury bill[1]	1.07	0.02	0.68	0.03	1.67	0.04	0.04
3-month LIBOR[1]	1.53	0.16	1.01	0.18	2.29	0.21	0.15
2-year U.S. Treasury note[1]	2.72	0.17	2.08	0.15	2.96	0.73	0.25
5-year U.S. Treasury note[1]	2.95	0.83	2.39	0.72	3.04	1.26	0.89
10-year U.S. Treasury note[1]	2.93	1.58	2.43	1.45	3.02	1.51	1.47
30-year residential mortgage note rate[1,2]	5.43	3.19	4.71	3.13	5.84	3.33	3.20

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the second quarter of 2022, market volatility, concerns about inflation and recession risks, and interest rate hikes by the FOMC were central themes. At its July 2022 meeting, the FOMC raised the target for the Federal funds rate to a range of 2.25 percent to 2.50 percent, noting in its statement that while indicators of spending and production have softened, inflationary pressures continue, driven by supply chain pressures related to the pandemic, higher energy and food prices, and Russia’s ongoing war against Ukraine. The FOMC further indicated that additional rate increases should be expected at the next two meetings. In addition, the FOMC began to reduce its balance sheet beginning June 1, 2022 and will continue reducing its holdings of Treasury securities, Agency debt and Agency MBS. Supply chain disruptions and other economic factors caused increases in prices of commodities and consumer goods and wages, contributing to the highest rate of inflation in 40 years. The unemployment rate continues to decline, as demand for labor remains elevated. Mortgage rates continued trending upward relative to the historical lows at earlier points in 2021, which has reduced refinancing incentive for borrowers and slowed prepayments.

Spreads to comparative intermediate and long-term U.S. Treasury instruments for FHLBank consolidated obligation bonds narrowed during the second quarter of 2022. However, spreads on short-term debt remained wide relative to the respective short-term U.S. Treasury instruments due to supply/demand dynamics in money markets. The cost of issuing short-term debt has remained low despite the wide spreads to short-term U.S. Treasury instruments due to high demand for short-term Agency debt. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates. The markets have continued to experience volatility due to Russia’s invasion of Ukraine, and the level and volatility of interest rates and credit spreads may continue to be affected by the geopolitical conflict, government actions (including sanctions) taken in response to the conflict, and resulting economic and market uncertainties.

Russia’s invasion of Ukraine initially led to elevated market volatility and additional inflationary pressures through increased commodity prices and exacerbated supply chain disruptions, especially relative to the global economic recovery from the COVID-19 pandemic that was in its early stages at the end of 2021. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Financing conditions remain favorable, although borrowing costs have increased. Volatility in the capital markets can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for 2022 remains uncertain, and the aforementioned FOMC actions could impact the efficiency of our asset and liability management activities. Supply chain disruptions and labor market constraints are expected to keep inflation elevated into 2022 despite FOMC intervention, which could impact economic growth and member demand for advances. Higher levels of inflation and higher inflation expectations could result in higher interest rates, especially short- and intermediate-term interest rates, although the risk of recession during the second half of 2022 could temper rate increases, especially towards the end of 2023. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR effective January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. As noted throughout this quarterly report, many of our variable rate investments, derivative assets, derivative liabilities, and related collateral are indexed to one-month or three-month tenors of LIBOR, some of which have maturity dates that extend beyond June 30, 2023. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended June 30, 2022.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Six Months Ended
	06/30/2022 vs. 06/30/2021		06/30/2022 vs. 06/30/2021
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$83,477	76.7%	$85,279	36.9%
Total interest expense	67,481	162.3	57,577	63.6
Net interest income	15,996	23.8	27,702	19.7
Provision (reversal) for credit losses on mortgage loans	(2,420)	(104.7)	(2,713)	(118.1)
Net interest income after mortgage loan loss provision	18,416	28.4	30,415	22.0
Net gains (losses) on trading securities	(9,928)	(74.0)	(42,669)	(106.3)
Net gains (losses) on derivatives	12,829	85,526.7	41,811	238.0
Other non-interest income	(407)	(12.4)	(265)	(4.0)
Total other income (loss)	2,494	24.6	(1,123)	(7.0)
Operating expenses	1,385	9.7	2,375	8.2
Other non-interest expenses	195	5.0	378	4.7
Total other expenses	1,580	8.7	2,753	7.5
AHP assessments	1,933	52.8	2,653	31.1
NET INCOME	$17,397	52.8%	$23,886	31.1%

Net income increased $17.4 million, or 52.8 percent, to $50.4 million for the three months ended June 30, 2022 compared to $33.0 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, net income increased $23.9 million, or 31.1 percent, to $100.8 million compared to $76.9 million for the same period in the prior year. The $17.4 million increase in net income for the quarter ended June 30, 2022 was primarily the result of an increase in net interest income. The $23.9 million increase in net income for the current six-month period was primarily a result of an increase in net interest income, partially offset by an increase in other expenses. For detailed discussion relating to these fluctuations, see “Net Interest Income and Net Interest Margin” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $16.0 million for the quarter, from $67.2 million for the three months ended June 30, 2021 to $83.2 million for the three months ended June 30, 2022. Net interest income increased $27.7 million for the current year-to-date period, from $140.6 million for the six months ended June 30, 2021 to $168.3 million for the six months ended June 30, 2022. The increase for both the quarter and year-to-date periods was due largely to an increase in the average yield and balance of advances, partially offset by an increase in the cost of debt. Market interest rates and trends affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments.

The increase in interest income was primarily a result of an increase in the average balance and yield of advances for both the quarter and year-to-date periods, combined with the decrease in premium amortization on mortgage-related assets (see Tables 8 and 10), and was partially offset by an increase in the cost of debt due to the upward repricing of variable rate debt and the issuance of debt at higher market interest rates. Mortgage loans and MBS are typically the highest net spread assets on our balance sheet, so the decline in premium amortization positively impacted net interest margin despite the decline in the average balance of mortgage-related assets. The increase in mortgage interest rates that has occurred between periods has resulted in slower mortgage prepayments which, along with purchases at rates higher than the existing portfolio, has widened the spread on mortgage-related assets. We expect prepayments to remain at these lower levels, but the level of prepayments is highly dependent on the level of interest rates. For further discussion of advances, mortgage loans, and consolidated obligations see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarter and year-to-date periods, net interest income was decreased by net interest settlements paid on fair value hedges but to a smaller extent compared to the same periods in 2021 because of changes in interest rates between periods. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$77	$3,120	$—	$1,224	$(377)	$4,044
Net amortization/accretion of hedging activities	(559)	—	138	—	—	(421)
Net interest received (paid)	(7,947)	(15,149)	—	6,251	11,777	(5,068)
Price alignment amount	(378)	(330)	—	10	5	(693)
TOTAL	$(8,807)	$(12,359)	$138	$7,485	$11,405	$(2,138)

Table 5

	Three Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$(755)	$(971)	$—	$(32)	$(173)	$(1,931)
Net amortization/accretion of hedging activities	(708)	—	(817)	—	—	(1,525)
Net interest received (paid)	(16,534)	(25,907)	—	3	8,524	(33,914)
Price alignment amount	3	6	—	—	—	9
TOTAL	$(17,994)	$(26,872)	$(817)	$(29)	$8,351	$(37,361)

Table 6

	Six Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$2,206	$5,587	$—	$1,456	$1,690	$10,939
Net amortization/accretion of hedging activities	(1,119)	—	310	—	—	(809)
Net interest received (paid)	(23,235)	(37,490)	—	6,643	27,710	(26,372)
Price alignment amount	(395)	(337)	—	10	5	(717)
TOTAL	$(22,543)	$(32,240)	$310	$8,109	$29,405	$(16,959)

Table 7

	Six Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,538	$2,883	$—	$(31)	$(160)	$4,230
Net amortization/accretion of hedging activities	(1,342)	—	(903)	—	—	(2,245)
Net interest received (paid)	(32,847)	(53,148)	—	11	15,841	(70,143)
Price alignment amount	17	28	—	—	(3)	42
TOTAL	$(32,634)	$(50,237)	$(903)	$(20)	$15,678	$(68,116)

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	06/30/2022			06/30/2021
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,289,312	$2,367	0.74%	$901,716	$215	0.10%
Securities purchased under agreements to resell	2,531,978	5,251	0.83	2,358,308	401	0.07
Federal funds sold	3,069,626	6,360	0.83	2,688,560	460	0.07
Investment securities[1,2]	11,391,789	43,758	1.54	12,066,850	25,741	0.86
Advances[1,2]	30,410,190	77,874	1.03	22,402,746	30,309	0.54
Mortgage loans[3,4]	8,035,822	56,383	2.81	8,469,116	51,443	2.44
Other interest-earning assets	73,781	295	1.60	40,365	242	2.41
Total earning assets	56,802,498	192,288	1.36	48,927,661	108,811	0.89
Other non-interest-earning assets	211,092			296,479
Total assets	$57,013,590			$49,224,140

Interest-bearing liabilities:
Deposits	$795,061	$997	0.50%	$1,057,511	$103	0.04%
Consolidated obligations[1]:
Discount Notes	16,321,410	27,998	0.69	12,150,372	1,069	0.04
Bonds	36,083,770	79,776	0.89	32,691,953	40,151	0.49
Other borrowings	48,889	291	2.39	55,703	258	1.86
Total interest-bearing liabilities	53,249,130	109,062	0.82	45,955,539	41,581	0.36
Capital and other non-interest-bearing funds	3,764,460			3,268,601
Total funding	$57,013,590			$49,224,140

Net interest income and net interest spread[5]		$83,226	0.54%		$67,230	0.53%

Net interest margin[6]			0.59%			0.55%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.6 million for the three months ended June 30, 2022 and 2021.
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

Table 9

	Three Months Ended
	06/30/2022 vs. 06/30/2021
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$129	$2,023	$2,152
Securities purchased under agreements to resell	32	4,818	4,850
Federal funds sold	74	5,826	5,900
Investment securities	(1,515)	19,532	18,017
Advances	13,598	33,967	47,565
Mortgage loans	(2,733)	7,673	4,940
Other assets	153	(100)	53
Total interest-earning assets	9,738	73,739	83,477
Interest Expense[3]:
Deposits	(32)	926	894
Consolidated obligations:
Discount notes	490	26,439	26,929
Bonds	4,549	35,076	39,625
Other borrowings	(35)	68	33
Total interest-bearing liabilities	4,972	62,509	67,481
Change in net interest income	$4,766	$11,230	$15,996

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
3    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Six Months Ended
	06/30/2022			06/30/2021
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,204,481	$2,743	0.46%	$991,694	$484	0.10%
Securities purchased under agreements to resell	2,092,619	5,787	0.56	2,326,558	890	0.08
Federal funds sold	2,772,011	7,154	0.52	2,715,586	980	0.07
Investment securities[1,2]	11,098,669	73,478	1.34	12,099,503	57,541	0.96
Advances[1,2]	29,223,064	115,755	0.80	22,928,092	65,752	0.58
Mortgage loans[3,4]	8,057,081	110,937	2.78	8,685,488	104,921	2.44
Other interest-earning assets	56,674	492	1.75	40,176	499	2.50
Total earning assets	54,504,599	316,346	1.17	49,787,097	231,067	0.94
Other non-interest-earning assets	216,463			349,675
Total assets	$54,721,062			$50,136,772

Interest-bearing liabilities:
Deposits	$883,623	1,123	0.26	$1,084,722	211	0.04
Consolidated obligations[1]:
Discount Notes	12,187,791	30,034	0.50	11,419,536	3,067	0.05
Bonds	37,991,783	116,332	0.62	34,249,365	86,666	0.51
Other borrowings	49,996	556	2.24	49,786	524	2.12
Total interest-bearing liabilities	51,113,193	148,045	0.58	46,803,409	90,468	0.39
Capital and other non-interest-bearing funds	3,607,869			3,333,363
Total funding	$54,721,062			$50,136,772

Net interest income and net interest spread[5]		$168,301	0.59%		$140,599	0.55%

Net interest margin[6]			0.62%			0.57%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $3.2 million and $3.3 million for the six months ended June 30, 2022 and 2021, respectively.
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

Table 11

	Six Months Ended
	06/30/2022 vs. 06/30/2021
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$125	$2,134	$2,259
Securities purchased under agreements to resell	(98)	4,995	4,897
Federal funds sold	21	6,153	6,174
Investment securities	(5,084)	21,021	15,937
Advances	20,933	29,070	50,003
Mortgage loans	(7,953)	13,969	6,016
Other assets	169	(176)	(7)
Total earning assets	8,113	77,166	85,279
Interest Expense[3]:
Deposits	(46)	958	912
Consolidated obligations:
Discount notes	220	26,747	26,967
Bonds	10,151	19,515	29,666
Other borrowings	2	30	32
Total interest-bearing liabilities	10,327	47,250	57,577
Change in net interest income	$(2,214)	$29,916	$27,702

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
3    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,241	$21,831	$—	$(3,081)	$213	$20,204
Mortgage delivery commitments	—	—	(1,919)	—	—	(1,919)
Economic hedges – net interest received (paid)	(122)	(6,544)	—	1,175	21	(5,470)
Price alignment amount	(1)	(2)	—	2	—	(1)
Net gains (losses) on derivatives	1,118	15,285	(1,919)	(1,904)	234	12,814
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(22,814)	—	—	—	(22,814)
TOTAL	$1,118	$(7,529)	$(1,919)	$(1,904)	$234	$(10,000)

Table 13

	Three Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$(645)	$11,524	$—	$10,879
Mortgage delivery commitments	—	—	2,157	2,157
Economic hedges – net interest received (paid)	(203)	(12,851)	—	(13,054)
Price alignment amount	—	3	—	3
Net gains (losses) on derivatives	(848)	(1,324)	2,157	(15)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(13,459)	—	(13,459)
TOTAL	$(848)	$(14,783)	$2,157	$(13,474)

Table 14

	Six Months Ended 06/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$3,360	$81,580	$—	$(3,081)	$213	$82,072
Mortgage delivery commitments	—	—	(6,854)	—	—	(6,854)
Economic hedges – net interest received (paid)	(305)	(16,737)	—	1,177	21	(15,844)
Price alignment amount	(1)	2	—	2	—	3
Net gains (losses) on derivatives	3,054	64,845	(6,854)	(1,902)	234	59,377
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(82,397)	—	—	—	(82,397)
TOTAL	$3,054	$(17,552)	$(6,854)	$(1,902)	$234	$(23,020)

Table 15

	Six Months Ended 06/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,657	$43,825	$—	$45,482
Mortgage delivery commitments	—	—	(2,032)	(2,032)
Economic hedges – net interest received (paid)	(405)	(25,490)	—	(25,895)
Price alignment amount	—	11	—	11
Net gains (losses) on derivatives	1,252	18,346	(2,032)	17,566
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(40,253)	—	(40,253)
TOTAL	$1,252	$(21,907)	$(2,032)	$(22,687)

For the three months ended June 30, 2022, net gains and losses on derivatives resulted in an increase in net income of $12.8 million compared to a decrease of $15 thousand for the prior year period. For the six months ended June 30, 2022 and 2021, net gains and losses on derivatives resulted in increases in net income of $59.4 million and $17.6 million, respectively. The improvement for both the three- and six-month periods was attributed to positive fair value fluctuations resulting from an increase in the level of swap rates. Furthermore, the increase in swap index rates between June 30, 2021 and June 30, 2022 positively impacted the net interest settlements on economic hedges, although they are still in a pay position. These settlements decreased net income by $5.5 million and $13.1 million for the three months ended June 30, 2022 and 2021, respectively, and decreased net income by $15.8 million and $25.9 million for the six months ended June 30, 2022 and 2021, respectively.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	06/30/2022			06/30/2021
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$6,150	$(5,931)	$219	$6,580	$(7,750)	$(1,170)
GSE debentures	4,308	(5,428)	(1,120)	1,657	(2,363)	(706)
GSE MBS	11,228	(11,455)	(227)	3,519	(3,346)	173
TOTAL	$21,686	$(22,814)	$(1,128)	$11,756	$(13,459)	$(1,703)

Table 17

	Six Months Ended
	06/30/2022			06/30/2021
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$17,731	$(18,365)	$(634)	$13,632	$(15,374)	$(1,742)
GSE debentures	18,375	(19,431)	(1,056)	7,424	(7,360)	64
GSE MBS	44,389	(44,601)	(212)	22,841	(17,519)	5,322
TOTAL	$80,495	$(82,397)	$(1,902)	$43,897	$(40,253)	$3,644

For additional detail regarding gains and losses on trading securities, see Table 18 and related discussion under this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.”

See Tables 44 and 45 under Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” for additional detail regarding notional and fair value amounts of derivative instruments.

Net Gains (Losses) on Trading Securities: Our trading portfolio is comprised primarily of fixed rate U.S. Treasury obligations, GSE debentures, and multifamily GSE MBS, with a small percentage of variable rate GSE MBS. Periodically, we also invest in short-term securities classified as trading. In general, the fixed rate securities are related to economic hedges in the form of interest rate swaps that convert fixed rates to variable rates on the fixed rate securities and the related economic hedges. The fair values of the fixed rate GSE debentures are affected by changes in intermediate term interest rates and credit spreads and are swapped on an economic basis to three-month LIBOR. The fair values of the fixed rate multifamily GSE MBS are affected by changes in mortgage rates and credit spreads, and most of these securities were swapped on an economic basis to one-month LIBOR. The fair values of the U.S. Treasury obligations are affected by changes in intermediate term Treasury rates and swapped on an economic basis to the Overnight Index Swap rate (OIS) or the Secured Overnight Financing Rate (SOFR). We are no longer entering into interest rate swaps that reference LIBOR to hedge fixed rate assets or liabilities. For information on LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

All unrealized gains and losses related to trading securities are recorded in other income (loss) as net gains (losses) on trading securities; however, only gains and losses relating to trading securities that are related to economic hedges are included in Tables 16 and 17. Unrealized gains (losses) fluctuate as the fair value of our trading portfolio fluctuates. There are a number of factors that can impact the fair value of a trading security including the movement in interest rates, changes in credit spreads, the passage of time, and changes in price volatility. Table 18 presents the major components of the net gains (losses) on trading securities (in thousands):

Table 18

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(101)	$70	$(194)	$86
Short-term securities	(424)	(22)	(236)	9
Total trading securities not hedged	(525)	48	(430)	95
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(5,931)	(7,750)	(18,365)	(15,374)
GSE debentures	(5,428)	(2,363)	(19,431)	(7,360)
GSE MBS	(11,455)	(3,346)	(44,601)	(17,519)
Total trading securities hedged on an economic basis with derivatives	(22,814)	(13,459)	(82,397)	(40,253)
TOTAL	$(23,339)	$(13,411)	$(82,827)	$(40,158)

The unrealized losses on the securities in the trading portfolio for the current period reflect the increase in intermediate term Treasury and mortgage rates relative to the prevailing yields at the end of the prior period. In addition to interest rates and credit spreads, the value of these securities is affected by price convergence to par which results in a decrease in their current premium price (i.e., time decay).

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $1.6 million and $2.8 million for the three and six months ended June 30, 2022, respectively, compared to the prior year periods primarily due to increases in operating expenses, specifically compensation, employee benefits, professional fees, travel, and FHFA expense assessments. Some of the increased expense in the first half of 2022 related to the resumption of in-person business activities, compared to remote operations in the first half of 2021. We expect modest increases in compensation and benefits expense for 2022 in anticipation of hiring for new and open positions. We also expect an increase in operating expense for 2022 due to planned multi-year software implementations.

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

As part of evaluating our financial performance, we adjust net income reported in accordance with GAAP for the impact of: (1) AHP assessments (equivalent to an effective minimum income tax rate of 10 percent); (2) fair value changes on trading securities and derivatives and hedging activities (net interest settlements and price alignment amount (interest paid or received on variation margin), which represent actual cash inflows or outflows and do not create fair value volatility, are not excluded); (3) non-routine items, such as prepayment and yield maintenance fees and gains/losses on sales of securities; and (4) unpredictable items, such as gains/losses on retirement of debt and gains/losses on mortgage loans held for sale. The results are referred to as “adjusted income” and “adjusted net interest income,” which are non-GAAP measures of income. Adjusted income is used to compute an adjusted ROE.

Table 19 presents a reconciliation of GAAP net income to adjusted income (in thousands):

Table 19

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Net income, as reported under GAAP	$50,361	$32,964	$100,756	$76,870
AHP assessments	5,596	3,663	11,196	8,543
Income before AHP assessments	55,957	36,627	111,952	85,413
Derivative (gains) losses[1]	(22,329)	(11,105)	(86,157)	(47,680)
Trading (gains) losses	23,339	13,411	82,827	40,158
Prepayment/yield maintenance fees[2]	(2,425)	(1,864)	(6,149)	(2,996)
Total excluded items	(1,415)	442	(9,479)	(10,518)
Adjusted income (a non-GAAP measure)	$54,542	$37,069	$102,473	$74,895

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

Table 20 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (in thousands):

Table 20

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Net interest income, as reported under GAAP	$83,226	$67,230	$168,301	$140,599
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(4,044)	1,931	(10,939)	(4,230)
Net interest settlements on derivatives not qualifying for hedge accounting	(5,470)	(13,054)	(15,844)	(25,895)
Prepayment/yield maintenance fees[1]	(2,425)	(1,864)	(6,149)	(2,996)
Adjusted net interest income (a non-GAAP measure)	$71,287	$54,243	$135,369	$107,478

Net interest margin, as calculated under GAAP	0.59%	0.55%	0.62%	0.57%
Adjusted net interest margin (a non-GAAP measure)	0.50%	0.44%	0.50%	0.44%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 21 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread is calculated as follows (dollar amounts in thousands):

Table 21

	Three Months Ended		Six Months Ended
	06/30/2022	06/30/2021	06/30/2022	06/30/2021
Average GAAP total capital	$3,060,294	$2,738,120	$2,994,161	$2,728,403
ROE, based upon GAAP net income	6.60%	4.83%	6.79%	5.68%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	7.15%	5.43%	6.90%	5.54%
Average overnight Federal funds effective rate	0.76%	0.07%	0.44%	0.07%
GAAP ROE as a spread to average overnight Federal funds effective rate	5.84%	4.76%	6.35%	5.61%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	6.39%	5.36%	6.46%	5.47%

Financial Condition
Overall: Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	06/30/2022	12/31/2021
Assets:
Cash and due from banks	0.1%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	14.7	11.6
Investment securities	19.0	21.9
Advances	51.3	48.9
Mortgage loans, net	14.0	16.9
Overnight loans to other FHLBanks	0.3	—
Other assets	0.6	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.4%	2.0%
Consolidated obligation discount notes, net	34.9	13.7
Consolidated obligation bonds, net	57.3	78.4
Overnight loans from other FHLBanks	0.9	—
Other liabilities	0.3	0.3
Total liabilities	94.8	94.4

Capital:
Capital stock outstanding	3.2	3.1
Retained earnings	2.1	2.4
Accumulated other comprehensive income (loss)	(0.1)	0.1
Total capital	5.2	5.6
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	06/30/2022 vs. 12/31/2021
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$5,509	21.3%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	2,911,022	52.4
Investment securities	398,051	3.8
Advances	6,038,552	25.7
Mortgage loans, net	(116,116)	(1.4)
Overnight loans to other FHLBanks	200,000	100.0
Other assets	41,044	12.9
Total assets	$9,478,062	19.7%

Liabilities:
Deposits	$(164,362)	(17.4)%
Consolidated obligation discount notes, net	13,507,342	205.6
Consolidated obligation bonds, net	(4,702,463)	(12.5)
Overnight loans from other FHLBanks	500,000	100.0
Other liabilities	57,045	35.4
Total liabilities	9,197,562	20.3

Capital:
Capital stock outstanding	321,715	21.5
Retained earnings	54,453	4.8
Accumulated other comprehensive income (loss)	(95,668)	(132.3)
Total capital	280,500	10.3
Total liabilities and capital	$9,478,062	19.7%

Total assets increased between periods, from $48.0 billion at December 31, 2021 to $57.5 billion at June 30, 2022, driven by an increase in advances and overnight investments between those periods. Advances increased $6.0 billion from December 31, 2021 to June 30, 2022, from $23.5 billion to $29.5 billion, representing 51.3 percent of total assets as of June 30, 2022 compared to 48.9 percent as of December 31, 2021. Overnight investments increased $2.9 billion, representing 14.7 percent of total assets as of June 30, 2022, compared to 11.6 percent as of December 31, 2021. Mortgage loans decreased by $0.1 billion from December 31, 2021 to June 30, 2022, representing 14.0 percent of total assets as of June 30, 2022, compared to 16.9 percent as of December 31, 2021. Total liabilities increased $9.2 billion from December 31, 2021 to June 30, 2022, which corresponded to the increase in assets. Total capital increased $280.5 million, or 10.3 percent, from December 31, 2021 to June 30, 2022 due to an increase in capital stock related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at June 30, 2022 and December 31, 2021. Advance par value increased by 27.0 percent, from $23.4 billion at December 31, 2021 to $29.8 billion at June 30, 2022 (see Table 24). The majority of the growth was in our overnight line of credit product, followed by fixed rate term advances. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis. Members typically prefer shorter-term advances that reprice relative to short-term interest rates, especially in the current rising interest rate environment, as these advances provide efficient funding relative to member assets and will reprice to lower costs if interest rates decline.

As of June 30, 2022 and December 31, 2021, 55.9 percent and 54.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur in 2022 due to the impact of rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, including decreased loan demand and the ability to grow or retain deposit balances. Members also have access to other wholesale funding sources which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 90.2 percent and 89.6 percent of our total advance portfolio as of June 30, 2022 and December 31, 2021, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $2.2 billion of SOFR-indexed advances outstanding as of June 30, 2022. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 24

	06/30/2022		12/31/2021
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$6,038,569	20.3%	$1,630,399	7.0%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	2,174,250	7.3	1,732,250	7.4
Adjustable rate callable advances	1,442,300	4.8	1,354,300	5.8
Standard housing and community development advances:
Adjustable rate callable advances	25,712	0.1	29,712	0.1
Total adjustable rate term advances	3,642,262	12.2	3,116,262	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	10,889,684	36.6	10,006,622	42.7
Regular fixed rate advances	7,343,599	24.7	6,161,167	26.3
Fixed rate callable advances	64,071	0.2	65,846	0.3
Standard housing and community development advances:
Regular fixed rate advances	359,101	1.2	395,366	1.7
Fixed rate callable advances	458	—	831	—
Total fixed rate term advances	18,656,913	62.7	16,629,832	71.0
Convertible:
Standard advance products:
Fixed rate convertible advances	728,600	2.5	1,385,150	5.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	400,067	1.3	364,912	1.5
Fixed rate callable amortizing advances	20,196	0.1	21,009	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	269,530	0.9	275,381	1.2
Fixed rate callable amortizing advances	11,785	—	9,883	—
Total amortizing advances	701,578	2.3	671,185	2.8
TOTAL PAR VALUE	$29,767,922	100.0%	$23,432,828	100.0%

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

Table 25

	06/30/2022		12/31/2021
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$8,815,000	29.6%	$9,045,000	38.6%
Capitol Federal Savings Bank	1,875,700	6.3	1,590,000	6.8
Pacific Life Insurance Co.	1,785,766	6.0
Security Life of Denver Insurance Co.	1,600,000	5.4	1,445,000	6.2
United of Omaha Life Insurance Co.	1,537,455	5.2	1,597,502	6.8
Colorado Federal Savings			745,000	3.2
TOTAL	$15,613,921	52.5%	$14,422,502	61.6%

Table 26 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	Three Months Ended
	06/30/2022		06/30/2021
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$17,737	20.7%	$4,441	9.7%
Capitol Federal Savings Bank	9,567	11.1	4,667	10.2
Pacific Life Insurance Co.	4,354	5.1
United of Omaha Life Insurance Co.	3,949	4.6	1,719	3.8
First United Bank & Trust Co.	3,526	4.1
American Fidelity Assurance Co.			2,662	5.8
WEOKIE Federal Credit Union			1,483	3.2
TOTAL	$39,133	45.6%	$14,972	32.7%

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

Table 27

	Six Months Ended
	06/30/2022		06/30/2021
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$24,631	18.2%	$10,123	10.8%
Capitol Federal Savings Bank	15,683	11.6	9,317	9.9
United of Omaha Life Insurance Co.	6,044	4.5	3,500	3.7
American Fidelity Assurance Co.	5,556	4.1	5,455	5.8
First United Bank & Trust Co.	5,114	3.8
WEOKIE Federal Credit Union			2,953	3.1
TOTAL	$57,028	42.2%	$31,348	33.3%

1    Total advance income by borrower excludes: (1) changes in unrealized gains (losses) from qualifying fair value hedging relationships; (2) net interest settlements on derivatives hedging the advances; and (3) prepayment fees received.

MPF Program: The MPF Program is a secondary mortgage market alternative for our members, predominately utilized by the smaller institutions in our district. We participate in the MPF Program through the MPF Provider, a division of FHLBank Chicago. Under the MPF Program, participating members can sell us conventional and government residential mortgage loans.

Refinance volume has slowed significantly since the boom caused by the historical lows in mortgage rates that began in 2020, thereby creating more competition in the mortgage market for purchases and cash-out refinances. Despite slowing prepayments in response to higher interest rates, loan repayments have exceeded purchases in recent periods, which has contributed to a decrease of 1.4 percent in the outstanding net balance of our mortgage loan portfolio, from $8.1 billion at December 31, 2021 to $8.0 billion at June 30, 2022. Net mortgage loans as a percentage of total assets decreased, from 16.9 percent as of December 31, 2021 to 14.0 percent as of June 30, 2022. Mortgage loans are one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the six months ended June 30, 2022 was $0.6 billion.

Future growth in the MPF portfolio is a function of asset size and composition, most notably the balance of advances, and a multiple of capital, as growth in advances impacts our total assets and capital level, which allows the balance of mortgage loans to increase while maintaining our targeted Acquired Member Assets (AMA) risk tolerance. The other factors that may influence future growth in our mortgage loans held for portfolio include: (1) the number of new and delivering PFIs; (2) the mortgage loan origination volume of current PFIs; (3) refinancing activity; (4) the level of interest rates and the shape of the yield curve; (5) the relative competitiveness of MPF pricing to the prices offered by other buyers of residential mortgage loans; and (6) a PFI's level of excess risk-based capital relative to the required risk-based capital charge associated with the PFI's credit enhancement obligations on MPF mortgage loans.

Table 28 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands).

Table 28

	06/30/2022		12/31/2021
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$337,892	4.3%	$344,847	4.3%
Fidelity Bank	317,270	4.0	299,229	3.7
Community National Bank & Trust	237,669	3.0	232,272	2.9
West Gate Bank	233,684	2.9	253,506	3.2
NBKC Bank	179,160	2.3	206,585	2.6
TOTAL	$1,305,675	16.5%	$1,336,439	16.7%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of June 30, 2022 was 750 and 73.7 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans declined $0.1 million from December 31, 2021 to June 30, 2022. The change is attributed to stable home price appreciation forecasts, partially offset by the net effect of new originations and the migration of loans with forecasted losses out of the portfolio. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.9 percent of the amortized cost of total conventional loans at both June 30, 2022 and December 31, 2021. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $3.3 billion from December 31, 2021 to June 30, 2022 primarily due to an increase in short-term investments.

Short-term Investments – Short-term investments, which are used to provide funds for our members, maintain liquidity, meet other financial obligations such as debt servicing, and enhance income, consist primarily of reverse repurchase agreements, interest-bearing deposits, Federal funds sold, and certificates of deposit.

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

Table 29

	06/30/2022	12/31/2021
Interest-bearing deposits	$854,242	$692,159
Federal funds sold	5,360,000	3,360,000
Certificates of deposit	639,786	200,023
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,854,028	$4,252,182

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2021. As of June 30, 2022, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of June 30, 2022, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of June 30, 2022 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$1,379,242	$—	$—	$1,379,242
U.S. subsidiaries of foreign commercial banks	—	—	249,910	249,910
Total domestic and U.S. subsidiaries of foreign commercial banks	1,379,242	—	249,910	1,629,152
U.S. Branches and agency offices of foreign commercial banks:
Canada	2,490,000	—	—	2,490,000
Australia	815,000	—	—	815,000
Germany	280,000	239,949	—	519,949
Netherlands	400,000	—	—	400,000
United Kingdom	400,000	—	—	400,000
Finland	350,000	—	—	350,000
Sweden	—	—	149,927	149,927
France	100,000	—	—	100,000
	—	—	—	—
Total U.S. Branches and agency offices of foreign commercial banks	4,835,000	239,949	149,927	5,224,876
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$6,214,242	$239,949	$399,837	$6,854,028

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

Long-term investments – Our long-term investment portfolio consists primarily of GSE MBS and U.S. Treasury obligations. Our Risk Management Policy (RMP) restricts the acquisition of investments to highly rated long-term securities. Generally, fixed-rate U.S. Treasury obligations are either classified as trading securities and economically swapped to variable rates or classified as available-for-sale securities and swapped to variable rates in qualifying fair value hedging relationships. In addition to serving as excellent collateral, U.S. Treasury obligations also satisfy regulatory liquidity requirements. We also purchase fixed rate securities for duration and interest rate risk management. Currently, the majority of our variable rate investment securities are indexed to LIBOR but we stopped purchasing LIBOR-indexed investments in 2018. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of June 30, 2022, the aggregate value of our MBS portfolio represented 215 percent of our regulatory capital. We were below our regulatory limit at June 30, 2022 but prefer to to remain at or near the regulatory limit so we are remaining opportunistic about future MBS purchases as market conditions change.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of June 30, 2022 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2021. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	06/30/2022					12/31/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
Certificates of deposit	$639,786	$—	$—	$—	$639,786	$200,023
U.S. Treasury obligations	499,442	149,666	—	—	649,108	917,472
GSE debentures	105,814	290,673	—	—	396,487	415,918
GSE MBS	—	612,666	35,141	27,049	674,856	806,542
Total trading securities	1,245,042	1,053,005	35,141	27,049	2,360,237	2,339,955
Available-for-sale securities:
U.S. Treasury obligations	945,807	1,665,306	224,326	—	2,835,439	2,816,437
U.S. obligation MBS	—	—	—	43,690	43,690	50,767
GSE MBS	81,706	1,356,606	3,087,409	738,981	5,264,702	4,851,981
Total available-for-sale securities	1,027,513	3,021,912	3,311,735	782,671	8,143,831	7,719,185
Held-to-maturity securities:
State or local housing agency obligations	—	—	43,940	30,000	73,940	74,865
GSE MBS	—	—	73,331	252,037	325,368	371,320
Total held-to-maturity securities	—	—	117,271	282,037	399,308	446,185

Total securities	2,272,555	4,074,917	3,464,147	1,091,757	10,903,376	10,505,325

Interest-bearing deposits	854,271	—	—	—	854,271	693,249

Federal funds sold	5,360,000	—	—	—	5,360,000	3,360,000

Securities purchased under agreements to resell	2,250,000	—	—	—	2,250,000	1,500,000
TOTAL INVESTMENTS	$10,736,826	$4,074,917	$3,464,147	$1,091,757	$19,367,647	$16,058,574

Weighted average yields[1]:
Available-for-sale securities	1.37%	2.06%	2.48%	1.86%
Held-to-maturity securities	—%	—%	2.03%	1.64%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of June 30, 2022 and December 31, 2021 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	06/30/2022
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$29	$854,242	$—	$854,271

Federal funds sold[2]	—	350,000	5,010,000	—	5,360,000

Securities purchased under agreements to resell[3]	—	150,000	100,000	2,000,000	2,250,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	149,927	489,859	—	639,786
U.S. Treasury obligations	—	3,484,547	—	—	3,484,547
GSE debentures	—	396,487	—	—	396,487
State or local housing agency obligations	43,940	30,000	—	—	73,940
Total non-mortgage-backed securities	43,940	4,060,961	489,859	—	4,594,760
Mortgage-backed securities:
U.S. obligation MBS	—	43,690	—	—	43,690
GSE MBS	—	6,264,926	—	—	6,264,926
Total mortgage-backed securities	—	6,308,616	—	—	6,308,616

TOTAL INVESTMENTS	$43,940	$10,869,606	$6,454,101	$2,000,000	$19,367,647

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $29.5 million at June 30, 2022.
2    Amounts include unsecured credit exposure with original maturities from overnight to 92 days.
3    Amounts represent collateralized overnight borrowings.

Table 33

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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of June 30, 2022 and December 31, 2021 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 44 and 45 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	06/30/2022	12/31/2021
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,685,381	$1,533,413
Non-mortgage-backed securities	1,685,381	1,533,413
Mortgage-backed securities:
Fixed rate	647,192	775,050
Variable rate	27,664	31,492
Mortgage-backed securities	674,856	806,542
Total trading securities	2,360,237	2,339,955
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	2,835,439	2,816,437
Non-mortgage-backed securities	2,835,439	2,816,437
Mortgage-backed securities:
Fixed rate	3,105,413	3,322,673
Variable rate	2,202,979	1,580,075
Mortgage-backed securities	5,308,392	4,902,748
Total available-for-sale securities	8,143,831	7,719,185
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	73,940	74,865
Non-mortgage-backed securities	73,940	74,865
Mortgage-backed securities:
Fixed rate	39,899	48,399
Variable rate	285,469	322,921
Mortgage-backed securities	325,368	371,320
Total held-to-maturity securities	399,308	446,185
TOTAL	$10,903,376	$10,505,325

Deposits: Deposits are generally an insignificant source of funding. Total deposits decreased $164.4 million from December 31, 2021 to June 30, 2022 primarily as a result of decreases in overnight and demand deposits, offset by an increase in term deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Further declines in the level of deposits could occur during 2022 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. We historically have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

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

Table 35 presents the carrying value of consolidated obligation bonds and discounts notes as of June 30, 2022 and December 31, 2021 (in thousands).

Table 35

	06/30/2022	12/31/2021
Bonds:
Par value	$33,341,545	$37,658,250
Premiums	23,786	27,470
Discounts	(2,537)	(2,720)
Concession fees	(11,375)	(11,877)
Hedging adjustments	(423,273)	(40,514)
Total bonds	32,928,146	37,630,609
Discount Notes:
Par value	20,185,211	6,569,580
Discounts	(87,305)	(469)
Concession fees	(748)	(122)
Hedging adjustments	(20,827)	—
Total discount notes	20,076,331	6,568,989
TOTAL	$53,004,477	$44,199,598

Total consolidated obligations increased $8.8 billion, or 19.9 percent, from December 31, 2021 to June 30, 2022 aligning with growth in our short-term assets. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 85.1 percent and 14.9 percent, respectively, at December 31, 2021 to 62.1 percent and 37.9 percent at June 30, 2022, respectively. Management increased issuance of discount notes, floating rate term debt, and swapped fixed rate debt as floating rate debt more closely matches asset composition and reprices faster than unswapped fixed rate debt. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of consolidated obligations swapped or indexed to SOFR, Treasury bills, or OIS. All floating rate bonds issued during 2021 and during the first half of 2022 were indexed to SOFR as we continue to transition away from LIBOR and maintain an allocation of floating rate bonds funding short-term advances and short-term investments. Management is monitoring the relationship between SOFR-indexed debt and our remaining LIBOR-based assets. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see “Financial Market Trends”, “Liquidity and Capital Resources — Liquidity — Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the six months ended June 30, 2022, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $19.0 billion and $123.8 billion, respectively, compared to $20.8 billion and $150.6 billion for the six months ended June 30, 2021. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio increased between periods, from $7.2 billion as of December 31, 2021 to $10.8 billion as of June 30, 2022. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately.

Investment securities on our balance sheet are also a source of potential liquidity. GSE debentures, U.S. Treasury obligations, and GSE MBS can be sold or pledged as collateral for financing in the securities repurchase agreement market. In addition to balance sheet sources of liquidity, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. To maintain our normal intraday excess liquidity position, we borrowed $500.0 million overnight from another FHLBank based on an unexpected intraday indication of member needs on the last day of the quarter, $200.0 million of which was sold to another FHLBank when the funding need dissipated. We expect to maintain a sufficient level of liquidity for the foreseeable future.

During the six months ended June 30, 2022, advance disbursements totaled $291.8 billion compared to $249.6 billion for the prior year period which reflects increased member utilization of short-term advances. During the six months ended June 30, 2022, investment purchases (excluding overnight investments) totaled $3.4 billion compared to $2.1 billion for the same period in the prior year. During the six months ended June 30, 2022, payments on consolidated obligation bonds and discount notes were $23.3 billion and $110.3 billion, respectively, compared to $26.3 billion and $151.2 billion for the prior year period.

Capital: Total capital increased $280.5 million, or 10.3 percent, from December 31, 2021 to June 30, 2022 due to an increase in capital stock primarily related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities (see Table 36). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 36 provides a summary of member capital requirements under our current capital plan as of June 30, 2022 and December 31, 2021 (in thousands):

Table 36

Requirement	06/30/2022	12/31/2021
Asset-based (Class A Common Stock only)	$179,927	$172,913
Activity-based (additional Class B Common Stock)[1]	1,468,940	1,192,421
Total Required Stock[2]	1,648,867	1,365,334
Excess Stock (Class A and B Common Stock)	172,686	134,549
Total Regulatory Capital Stock[2]	$1,821,553	$1,499,883

Activity-based Requirements:
Advances[3]	$1,335,921	$1,047,866
Letters of credit	12,264	13,020
AMA assets (mortgage loans)[4]	236,696	239,577
Total Activity-based Requirement	1,584,881	1,300,463
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	63,986	64,871
Total Required Stock[2]	$1,648,867	$1,365,334

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2021 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of June 30, 2022 and December 31, 2021.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $46.3 million for the six months ended June 30, 2022 compared to $32.0 million for the same period in the prior year. The weighted average dividend rate for the three and six months ended June 30, 2022 was 5.63 percent and 5.27 percent, respectively, which represented a dividend payout ratio of 51.3 percent and 46.0 percent, respectively, compared to a weighted average dividend rate of 4.06 percent and 4.10 percent, and a payout ratio of 47.8 percent and 41.7 percent for the three and six months ended June 30, 2021, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in June 2022 were based on income during the three months ended May 31, 2022. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2021 for other factors that contribute to the level of dividends paid.)

In accordance with our capital plan, we must pay holders of Class A Common Stock the dividend parity threshold rate before paying a higher rate to holders of Class B Common Stock. The current dividend parity threshold is equal to the average effective overnight Federal funds rate for a dividend period minus 100 basis points and was effective for all dividends paid in 2021 and 2022. The dividend parity threshold is floored at zero percent when the current overnight Federal funds target rate is less than one percent. Table 37 presents the dividend rates per annum paid on capital stock under our capital plan for the quarterly periods listed below:

Table 37

Applicable Rate per Annum	06/30/2022	03/31/2022	12/31/2021	09/30/2021	06/30/2021
Class A Common Stock	1.00%	0.25%	0.25%	0.25%	0.25%
Class B Common Stock[1]	6.50	5.75	6.75	5.25	5.25
Weighted Average[2]	5.63	4.88	5.62	4.15	4.06
Dividend Parity Threshold:
Average effective overnight Federal funds rate	0.76%	0.12%	0.08%	0.09%	0.07%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	0.00%	0.00%	0.00%	0.00%	0.00%

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

Transition from LIBOR to an Alternative Reference Rate – Some of our investments, derivatives, and collateral pledged are indexed to LIBOR, with exposure extending past June 30, 2023. We have assessed our current LIBOR exposure, which included evaluating the fallback language of derivative and investment contracts indexed to LIBOR, and have developed a transition plan for the eventual replacement of LIBOR that includes strategies to manage and reduce exposure, operating under the assumption that SOFR will become the dominant replacement in the capital markets. On July 1, 2021, the FHFA issued a Supervisory Letter to the FHLBanks regarding an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations such as volume of underlying transactions, credit sensitivity and modeling risk, among others, that an FHLBank should consider prior to using an alternative reference rate.

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of June 30, 2022, all of our exposure to LIBOR was in investments and in derivatives hedging consolidated obligation bonds and investments (indexed to the one-month and three-month tenors). We are prohibited by our regulator from entering into new financial assets, liabilities, or derivatives that reference LIBOR.

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

All variable rate advances indexed to LIBOR matured prior to December 31, 2021. We had $2.2 billion in advances indexed to SOFR outstanding as of June 30, 2022.

Table 38 presents the par value of variable rate investment securities by the related interest rate index as of June 30, 2022 (dollar amounts in thousands):

Table 38

06/30/2022
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$73,940	2.8%
Non-mortgage-backed securities	73,940	2.8
Mortgage-backed securities:
LIBOR	1,662,382	64.0
SOFR	863,193	33.2
Other	18	—
Mortgage-backed securities	2,525,593	97.2
TOTAL	$2,599,533	100.0%

Table 39 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of June 30, 2022 (in thousands):

Table 39

06/30/2022
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$73,940
Non-mortgage-backed securities	73,940
Mortgage-backed securities:
2022	20,300
Through June 30, 2023	61,482
Thereafter	1,580,600
Mortgage-backed securities	1,662,382
TOTAL	$1,736,322

Table 40 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of June 30, 2022 (amounts in thousands):

Table 40

06/30/2022
Index	Pay Side	Receive Side
Fixed rate	$13,953,230	$21,249,130
LIBOR	25,000	4,076,484
SOFR	19,393,956	8,086,551
OIS	1,830,173	1,790,194
TOTAL	$35,202,359	$35,202,359

Table 41 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of June 30, 2022 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 41

06/30/2022
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2022	$—	$—	$31,330	$2,850
Prior to June 30, 2023	—	—	301,023	—
Thereafter	—	25,000	870,301	2,870,980
TOTAL	$—	$25,000	$1,202,654	$2,873,830

As of June 30, 2022, all $13.7 billion of variable rate consolidated obligation bonds were indexed to SOFR. As of December 31, 2021, all LIBOR-indexed consolidated obligation bonds had matured.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
FHFA Director’s Testimony to the House Financial Services Committee on a Planned Review of the FHLBank System. On July 20, 2022, FHFA Director Sandra Thompson gave testimony to the House Financial Services Committee indicating that the FHFA intends to review the FHLBank System. Director Thompson’s testimony indicated that the FHFA plans to engage a variety of stakeholders in addition to holding public listening sessions throughout the country as part of the review. The Director’s testimony also indicated that the review would examine matters ranging from the System’s membership base, operational efficiency, and effectiveness to more foundational questions about their mission, purpose, and organization. At this time, it is not possible to determine when these events will occur, whether any actions will result from these events, and how these events will ultimately impact us or the FHLBank System as a whole.

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On July 28, 2022, the Board of Governors of the Federal Reserve System (Board) published a proposed rule with a comment deadline of August 29, 2022 that would implement the LIBOR Act. The proposed rule would provide default rules for certain contracts (covered contracts) that reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date, and lack adequate provisions to identify a replacement rate for LIBOR. The LIBOR replacement date is currently July 3, 2023. The proposed rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances. We are reviewing the proposed rule; however, it is not possible to determine the extent to which the rule will be adopted as proposed and, as a result, the impact the final rule may have on us.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On July 29, 2022, the Financial Industries Regulatory Authority (FINRA) filed a proposed rule with the SEC that will extend the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

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

While our DOE is generally limited by policy to a range of ±5.0 in the base case, we typically manage our DOE in the base scenario to remain in the range of ±2.5, assuming an instantaneous parallel increase or decrease in market rates. All DOE measurements were in compliance with board of director established policy limits and operating ranges as of June 30, 2022. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 42 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 42

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2022	1.6	2.2	3.3
03/31/2022	1.5	0.7	3.4
12/31/2021	0.6	-0.4	1.5
09/30/2021	0.4	-2.7	1.5
06/30/2021	-0.1	-2.4	1.2
The absolute value of the DOE of the portfolio as of June 30, 2022 increased in the base scenario and was relatively unchanged in the up and down 200 basis point interest rate shock scenarios from March 31, 2022. The primary factors contributing to these changes in duration during the period were: (1) the significant increase in interest rates and the relative level of mortgage prices and rates during the period; (2) the relative decrease in the weighted contribution of the mortgage loan portfolio and the unswapped callable consolidated obligation bond portfolio as a percent of the overall balance sheet duration during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund new advance activity. The increase in interest rates during the period caused the mortgage loan portfolio duration to lengthen more than the associated liabilities, contributing to the increasing asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios. This sensitivity, or convexity, is further described under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the annual report on Form 10-K for the year ended December 31, 2021.

Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 43 presents MVE as a percent of TRCS. As of June 30, 2022, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of June 30, 2022 (see Table 36 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of June 30, 2022. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Generally, a positive duration position accompanied by rising interest rates would negatively impact the base market value of equity (numerator). Likewise, as capital increases, the MVE/TRCS ratio declines since the capital level is the denominator in the ratio. While rising interest rates contributed to a negative impact on base MVE during the quarter, the declining trend in the following ratios in the second quarter of 2022 and over the past few quarters is primarily the result of the increasing capital position as discussed and referenced above.

Table 43

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
06/30/2022	154	159	168
03/31/2022	176	177	182
12/31/2021	186	184	195
09/30/2021	209	201	206
06/30/2021	201	192	196

Detail of Derivative Instruments by Type of Instrument by Type of Risk
Various types of derivative instruments are utilized to mitigate the interest rate risks described in the preceding sections as well as to better match the terms of assets and liabilities. Tables 44 and 45 present the notional amount and fair value amount (fair value includes net accrued interest receivable or payable on the derivative) for derivative instruments by hedged item, hedging instrument, hedging objective and accounting designation (in thousands):

Table 44

06/30/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$5,502,629	$(2,132)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	728,600	3,598
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,362	263
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	26,370	766
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,850,000	(9,058)
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,105,163	23,193
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,048,500	(1,342)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	657,605	15,141
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	329,000	1,421
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	101,659	(17)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	3,714,902	268
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	6,913,228	2,530
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	432,000	(644)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,037,000	(309,546)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	50,000	125
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,102,000	(86,251)
TOTAL				$35,633,018	$(361,685)

Table 45

12/31/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,808,953	$(7,734)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,385,150	(38,292)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,977	(1,189)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	18,316	232
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	—
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,970,019	(57,966)
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,700,000	(424)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,298,500	(115)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	740,863	(27,654)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	477,500	335
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,025	(13)
Consolidated Obligation Bonds
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	4,682,000	(35,627)
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,187,000	14,261
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	924,000	(10,017)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	20,000	(57)
TOTAL				$21,324,793	$(164,260)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Federal Home Loan Bank of Topeka

August 11, 2022	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer