Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Topeka
filed 2022-11-10
CIK 1325878

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of
October 31, 2022
Class A Stock, par value $100 per share	2,592,816
Class B Stock, par value $100 per share	20,207,779

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

PART I

Item 1: Financial Statements

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2022	12/31/2021
ASSETS
Cash and due from banks	$25,689	$25,841
Interest-bearing deposits	780,741	693,249
Securities purchased under agreements to resell (Note 9)	3,250,000	1,500,000
Federal funds sold	4,705,000	3,360,000

Investment securities:
Trading securities (Note 3)	2,173,995	2,339,955
Available-for-sale securities, amortized cost of $8,499,573 and $7,644,496 (Note 3)	8,449,382	7,719,185
Held-to-maturity securities, fair value of $358,456 and $450,771 (Note 3)	361,018	446,185
Total investment securities	10,984,395	10,505,325

Advances (Note 4)	35,318,980	23,484,288
Mortgage loans held for portfolio, net of allowance for credit losses of $5,368 and $5,317 (Note 5)	7,998,911	8,135,046
Accrued interest receivable	124,579	78,032
Derivative assets, net (Notes 6, 9)	234,177	156,926
Other assets	77,801	82,531

TOTAL ASSETS	$63,500,273	$48,021,238

LIABILITIES
Deposits (Note 7)	$667,970	$946,207

Consolidated obligations, net:
Discount notes (Note 8)	22,661,403	6,568,989
Bonds (Note 8)	36,575,211	37,630,609
Total consolidated obligations, net	59,236,614	44,199,598

Mandatorily redeemable capital stock (Note 10)	292	582
Accrued interest payable	118,862	42,753
Affordable Housing Program payable	47,864	42,224
Derivative liabilities, net (Notes 6, 9)	14,852	4,580
Other liabilities	118,308	71,028

TOTAL LIABILITIES	60,204,762	45,306,972

Commitments and contingencies (Note 13)
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CONDITION - Unaudited
(In thousands, except par value)
	09/30/2022	12/31/2021

CAPITAL
Capital stock outstanding - putable:
Class A ($100 par value; 2,753 and 2,342 shares issued and outstanding) (Note 10)	$275,296	$234,190
Class B ($100 par value; 18,450 and 12,651 shares issued and outstanding) (Note 10)	1,844,977	1,265,111
Total capital stock	2,120,273	1,499,301

Retained earnings:
Unrestricted	903,839	852,408
Restricted	323,777	290,242
Total retained earnings	1,227,616	1,142,650

Accumulated other comprehensive income (loss) (Note 11)	(52,378)	72,315

TOTAL CAPITAL	3,295,511	2,714,266

TOTAL LIABILITIES AND CAPITAL	$63,500,273	$48,021,238

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
INTEREST INCOME:
Interest-bearing deposits	$7,538	$230	$10,281	$714
Securities purchased under agreements to resell	14,870	460	20,657	1,350
Federal funds sold	22,017	567	29,171	1,547
Trading securities	15,651	16,122	45,882	48,990
Available-for-sale securities	59,920	10,701	100,664	29,589
Held-to-maturity securities	2,559	996	5,062	6,781
Advances	211,173	29,925	326,928	95,677
Mortgage loans held for portfolio	58,045	53,438	168,982	158,359
Other	217	228	709	727
Total interest income	391,990	112,667	708,336	343,734

INTEREST EXPENSE:
Deposits	3,353	101	4,476	312
Consolidated obligations:
Discount notes	117,644	1,326	147,678	4,393
Bonds	175,920	37,729	292,252	124,395
Mandatorily redeemable capital stock	3	1	5	19
Other	275	250	829	756
Total interest expense	297,195	39,407	445,240	129,875

NET INTEREST INCOME	94,795	73,260	263,096	213,859
Provision (reversal) for credit losses on mortgage loans	115	(1,660)	(300)	638
NET INTEREST INCOME AFTER LOAN LOSS PROVISION (REVERSAL)	94,680	74,920	263,396	213,221

OTHER INCOME (LOSS):
Net gains (losses) on trading securities	(30,249)	(16,369)	(113,076)	(56,527)
Net gains (losses) on sale of held-to-maturity securities	(89)	—	(89)	—
Net gains (losses) on derivatives	26,198	(1,396)	85,575	16,170
Standby bond purchase agreement commitment fees	682	627	1,958	1,878
Letters of credit fees	1,625	1,429	4,746	4,700
Other	659	951	2,551	2,983
Total other income (loss)	(1,174)	(14,758)	(18,335)	(30,796)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
OTHER EXPENSES:
Compensation and benefits	$9,743	$9,429	$31,051	$29,180
Other operating	5,112	5,144	14,976	14,190
Federal Housing Finance Agency	1,328	1,110	4,068	3,329
Office of Finance	1,080	1,161	3,223	3,255
Mortgage loans transaction service fees	1,523	1,583	4,566	4,832
Other	363	201	868	692
Total other expenses	19,149	18,628	58,752	55,478

INCOME BEFORE ASSESSMENTS	74,357	41,534	186,309	126,947

Affordable Housing Program	7,436	4,154	18,632	12,697

NET INCOME	$66,921	$37,380	$167,677	$114,250

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF COMPREHENSIVE INCOME - Unaudited
(In thousands)
	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Net income	$66,921	$37,380	$167,677	$114,250

Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale securities	(29,088)	(22,482)	(124,880)	28,604
Defined benefit pension plan	63	92	187	242
Total other comprehensive income (loss)	(29,025)	(22,390)	(124,693)	28,846

TOTAL COMPREHENSIVE INCOME (LOSS)	$37,896	$14,990	$42,984	$143,096

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2021	3,279	$327,885	11,288	$1,128,851	14,567	$1,456,736	$822,793	$273,498	$1,096,291	$93,544	$2,646,571
Comprehensive income							29,904	7,476	37,380	(22,390)	14,990
Proceeds from issuance of capital stock	—	21	3,555	355,550	3,555	355,571					355,571
Repurchase/redemption of capital stock	(3,785)	(378,548)	(669)	(66,866)	(4,454)	(445,414)					(445,414)
Net reclassification of shares to mandatorily redeemable capital stock	(1)	(109)	(3)	(351)	(4)	(460)					(460)
Net transfer of shares between Class A and Class B	2,725	272,575	(2,725)	(272,575)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(62)		(62)		(62)
Stock issued			161	16,049	161	16,049	(16,049)		(16,049)		—
Balance at September 30, 2021	2,218	$221,824	11,607	$1,160,658	13,825	$1,382,482	$836,586	$280,974	$1,117,560	$71,154	$2,571,196

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at June 30, 2022	2,716	$271,621	15,494	$1,549,395	18,210	$1,821,016	$886,710	$310,393	$1,197,103	$(23,353)	$2,994,766
Comprehensive income							53,537	13,384	66,921	(29,025)	37,896
Proceeds from issuance of capital stock	—	—	9,963	996,320	9,963	996,320					996,320
Repurchase/redemption of capital stock	(5,198)	(519,803)	(689)	(68,922)	(5,887)	(588,725)					(588,725)
Net reclassification of shares to mandatorily redeemable capital stock	(168)	(16,805)	(1,279)	(127,875)	(1,447)	(144,680)					(144,680)
Net transfer of shares between Class A and Class B	5,403	540,283	(5,403)	(540,283)	—	—					—
Dividends on capital stock (Class A - 2.3%, Class B - 7.7%):
Cash payment							(66)		(66)		(66)
Stock issued			364	36,342	364	36,342	(36,342)		(36,342)		—
Balance at September 30, 2022	2,753	$275,296	18,450	$1,844,977	21,203	$2,120,273	$903,839	$323,777	$1,227,616	$(52,378)	$3,295,511

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CAPITAL - Unaudited
(In thousands)
	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2020	4,122	$412,225	11,618	$1,161,779	15,740	$1,574,004	$793,331	$258,124	$1,051,455	$42,308	$2,667,767
Comprehensive income							91,400	22,850	114,250	28,846	143,096
Proceeds from issuance of capital stock	35	3,492	11,722	1,172,239	11,757	1,175,731					1,175,731
Repurchase/redemption of capital stock	(7,323)	(732,322)	(984)	(98,373)	(8,307)	(830,695)					(830,695)
Net reclassification of shares to mandatorily redeemable capital stock	(4,661)	(466,079)	(1,184)	(118,433)	(5,845)	(584,512)					(584,512)
Net transfer of shares between Class A and Class B	10,045	1,004,508	(10,045)	(1,004,508)	—	—					—
Dividends on capital stock (Class A - 0.3%, Class B - 5.3%):
Cash payment							(191)		(191)		(191)
Stock issued			480	47,954	480	47,954	(47,954)		(47,954)		—
Balance at September 30, 2021	2,218	$221,824	11,607	$1,160,658	13,825	$1,382,482	$836,586	$280,974	$1,117,560	$71,154	$2,571,196

	Capital Stock[1]						Retained Earnings			Accumulated	Total Capital
										Other
	Class A		Class B		Total					Comprehensive
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Unrestricted	Restricted	Total	Income (Loss)
Balance at December 31, 2021	2,342	$234,190	12,651	$1,265,111	14,993	$1,499,301	$852,408	$290,242	$1,142,650	$72,315	$2,714,266
Comprehensive income							134,142	33,535	167,677	(124,693)	42,984
Proceeds from issuance of capital stock	20	2,019	25,494	2,549,443	25,514	2,551,462					2,551,462
Repurchase/redemption of capital stock	(12,102)	(1,210,207)	(1,997)	(199,771)	(14,099)	(1,409,978)					(1,409,978)
Net reclassification of shares to mandatorily redeemable capital stock	(2,796)	(279,625)	(3,234)	(323,418)	(6,030)	(603,043)					(603,043)
Net transfer of shares between Class A and Class B	15,289	1,528,919	(15,289)	(1,528,919)	—	—					—
Dividends on capital stock (Class A - 1.2%, Class B - 6.7%):
Cash payment							(180)		(180)		(180)
Stock issued			825	82,531	825	82,531	(82,531)		(82,531)		—
Balance at September 30, 2022	2,753	$275,296	18,450	$1,844,977	21,203	$2,120,273	$903,839	$323,777	$1,227,616	$(52,378)	$3,295,511

1    Putable
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2022	09/30/2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,677	$114,250
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization:
Premiums and discounts on consolidated obligations, net	79,424	(12,044)
Concessions on consolidated obligations	3,537	4,794
Premiums and discounts on investments, net	1,279	12,138
Premiums, discounts and commitment fees on advances, net	(2,876)	(4,055)
Premiums, discounts and deferred loan costs on mortgage loans, net	16,484	41,102
Fair value adjustments on hedged assets or liabilities	1,126	3,296
Premises, software and equipment	2,409	2,466
Other	187	242
Provision (reversal) for credit losses on mortgage loans	(300)	638
Non-cash interest on mandatorily redeemable capital stock	3	18
Net realized (gains) losses on sale of held-to-maturity securities	89	—
Net realized (gains) losses on disposal of premises, software and equipment	16	—
Other adjustments, net	(207)	(312)
Net (gains) losses on trading securities	113,076	56,527
Net change in derivatives and hedging activities	706,873	186,782
(Increase) decrease in accrued interest receivable	(46,922)	15,242
Change in net accrued interest included in derivative assets	(36,850)	(9,707)
(Increase) decrease in other assets	949	2,024
Increase (decrease) in accrued interest payable	75,642	(8,064)
Change in net accrued interest included in derivative liabilities	72	(2,848)
Increase (decrease) in Affordable Housing Program liability	5,640	(941)
Increase (decrease) in other liabilities	(1,204)	(1,469)
Total adjustments	918,447	285,829
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,086,124	400,079

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
STATEMENTS OF CASH FLOWS - Unaudited
(In thousands)
	Nine Months Ended
	09/30/2022	09/30/2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest-bearing deposits	$(474,438)	$316,633
Net (increase) decrease in securities purchased under resale agreements	(1,750,000)	500,000
Net (increase) decrease in Federal funds sold	(1,345,000)	(178,000)
Proceeds from sale of trading securities	12,448	—
Proceeds from maturities of and principal repayments on trading securities	2,830,436	1,644,453
Purchases of trading securities	(2,790,000)	(1,700,000)
Proceeds from maturities of and principal repayments on available-for-sale securities	1,145,236	1,869,039
Purchases of available-for-sale securities	(2,515,529)	(1,028,471)
Proceeds from sale of held-to-maturity securities	19,930	—
Proceeds from maturities of and principal repayments on held-to-maturity securities	65,164	298,161
Advances repaid	439,317,026	351,412,211
Advances originated	(451,622,266)	(351,732,390)
Principal collected on mortgage loans	970,568	2,591,290
Purchases of mortgage loans	(858,581)	(1,746,333)
Proceeds from sale of foreclosed assets	687	1,251
Other investing activities	1,876	2,653
Purchases of premises, software and equipment	(1,349)	(1,116)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(16,993,792)	2,249,381

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(223,283)	(196,104)
Net proceeds from issuance of consolidated obligations:
Discount notes	245,269,430	239,623,829
Bonds	31,195,723	28,680,364
Payments for maturing and retired consolidated obligations:
Discount notes	(229,225,415)	(240,229,128)
Bonds	(31,636,400)	(34,809,900)
Net interest payments received (paid) for financing derivatives	(10,507)	(18,494)
Proceeds from issuance of capital stock	2,551,462	1,175,731
Payments for repurchase/redemption of capital stock	(1,409,978)	(830,695)
Payments for repurchase of mandatorily redeemable capital stock	(603,336)	(585,547)
Cash dividends paid	(180)	(191)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,907,516	(7,190,135)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(152)	(4,540,675)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,841	4,570,415
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,689	$29,740

Supplemental disclosures:
Interest paid	$299,832	$145,606
Affordable Housing Program payments	$13,131	$13,978
Net transfers of mortgage loans to other assets	$213	$449
Transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance	$—	$2,019,635
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF TOPEKA
Notes to Financial Statements - Unaudited
September 30, 2022

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

Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04). In March 2020, the FASB issued temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include: (1) contract modifications; (2) hedging relationships; and (3) sale or transfer of debt securities classified as held-to-maturity. During the second quarter of 2021, FHLBank adopted a provision of ASU 2020-04 which allows a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020 by transferring LIBOR-indexed securities. See Note 3 – Investments for additional information related to this transfer. This guidance was effective immediately for FHLBank, and the amendments may be applied prospectively through December 31, 2022. While FHLBank is still evaluating transition options, FHLBank does not expect this guidance to have a material effect on its financial condition, results of operations, or cash flows.

NOTE 3 – INVESTMENTS

FHLBank's investment portfolio consists of interest-bearing deposits, securities purchased under agreements to resell, Federal funds sold, and debt securities.

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold: FHLBank invests in interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received a credit rating of triple-B or greater (investment grade) by a Nationally Recognized Statistical Rating Organization (NRSRO). These may differ from internal ratings of the investments, if applicable. As of September 30, 2022, approximately 20 percent of these overnight investments were with counterparties not rated by an NRSRO. All transactions with unrated counterparties are secured transactions.

Federal funds sold are unsecured loans that are generally transacted on an overnight term. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit FHLBank may extend to a counterparty. As of September 30, 2022 and December 31, 2021, all investments in interest-bearing deposits and Federal funds sold were repaid or expected to be repaid according to the contractual terms. No allowance for credit losses was recorded for these assets as of September 30, 2022 and December 31, 2021. Carrying values of interest-bearing deposits and Federal funds sold exclude accrued interest receivable of $1,258,000 and $403,000, respectively, as of September 30, 2022, and $51,000 and $7,000, respectively, as of December 31, 2021.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated regularly to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e., subject to collateral maintenance provisions). Based upon the collateral held as security and collateral maintenance provisions with its counterparties, FHLBank determined that no allowance for credit losses was needed for its securities purchased under agreements to resell as of September 30, 2022 and December 31, 2021. The carrying value of securities purchased under agreements to resell excludes accrued interest receivable of $277,000 and $3,000 as of September 30, 2022 and December 31, 2021, respectively.

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

Trading Securities: Trading securities by major security type as of September 30, 2022 and December 31, 2021 are summarized in Table 3.1 (in thousands):

Table 3.1

	Fair Value
	09/30/2022	12/31/2021
Non-mortgage-backed securities:
Certificates of deposit	$499,904	$200,023
U.S. Treasury obligations	645,589	917,472
GSE debentures	389,244	415,918
Non-mortgage-backed securities	1,534,737	1,533,413
Mortgage-backed securities:
GSE MBS	639,258	806,542
Mortgage-backed securities	639,258	806,542
TOTAL	$2,173,995	$2,339,955

Net gains (losses) on trading securities during the three and nine months ended September 30, 2022 and 2021 are shown in Table 3.2 (in thousands):

Table 3.2

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Net gains (losses) on trading securities held as of September 30, 2022	$(30,361)	$(11,809)	$(106,531)	$(39,649)
Net gains (losses) on trading securities sold or matured prior to September 30, 2022	112	(4,560)	(6,545)	(16,878)
NET GAINS (LOSSES) ON TRADING SECURITIES	$(30,249)	$(16,369)	$(113,076)	$(56,527)

Available-for-sale Securities: Available-for-sale securities by major security type as of September 30, 2022 are summarized in Table 3.3 (in thousands). Amortized cost includes adjustments made to the cost basis of an investment for accretion, amortization, and fair value hedge accounting adjustments, and excludes accrued interest receivable of $21,914,000 as of September 30, 2022.

Table 3.3

	09/30/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
U.S. Treasury obligations	$3,089,096	$1,488	$(17,750)	$3,072,834
Non-mortgage-backed securities	3,089,096	1,488	(17,750)	3,072,834
Mortgage-backed securities:
U.S. obligation MBS	41,997	—	(564)	41,433
GSE MBS	5,368,480	34,532	(67,897)	5,335,115
Mortgage-backed securities	5,410,477	34,532	(68,461)	5,376,548
TOTAL	$8,499,573	$36,020	$(86,211)	$8,449,382

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

Table 3.5 summarizes the available-for-sale securities with unrealized losses as of September 30, 2022 (in thousands). The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Table 3.5

	09/30/2022
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-mortgage-backed securities:
U.S. Treasury obligations	$1,747,025	$(6,267)	$87,737	$(11,483)	$1,834,762	$(17,750)
Non-mortgage-backed securities	1,747,025	(6,267)	87,737	(11,483)	1,834,762	(17,750)
Mortgage-backed securities:
U.S. obligation MBS	36,182	(502)	5,251	(62)	41,433	(564)
GSE MBS	2,695,261	(32,288)	842,075	(35,609)	3,537,336	(67,897)
Mortgage-backed securities	2,731,443	(32,790)	847,326	(35,671)	3,578,769	(68,461)
TOTAL	$4,478,468	$(39,057)	$935,063	$(47,154)	$5,413,531	$(86,211)

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

The amortized cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2022 and December 31, 2021 are shown in Table 3.7 (in thousands). Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.7

	09/30/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$990,983	$991,773	$907,110	$907,908
Due after one year through five years	1,884,663	1,868,144	1,660,664	1,661,260
Due after five years through ten years	213,450	212,917	246,745	247,269
Due after ten years	—	—	—	—
Non-mortgage-backed securities	3,089,096	3,072,834	2,814,519	2,816,437
Mortgage-backed securities	5,410,477	5,376,548	4,829,977	4,902,748
TOTAL	$8,499,573	$8,449,382	$7,644,496	$7,719,185

Held-to-maturity Securities: Held-to-maturity securities by major security type as of September 30, 2022 are summarized in Table 3.8 (in thousands). Carrying value equals amortized cost, which includes adjustments made to the cost basis of an investment for accretion and amortization, and excludes accrued interest receivable of $736,000 as of September 30, 2022.

Table 3.8

	09/30/2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
Non-mortgage-backed securities:
State or local housing agency obligations	$73,940	$—	$(1,109)	$72,831
Non-mortgage-backed securities	73,940	—	(1,109)	72,831
Mortgage-backed securities:
GSE MBS	287,078	1,849	(3,302)	285,625
Mortgage-backed securities	287,078	1,849	(3,302)	285,625
TOTAL	$361,018	$1,849	$(4,411)	$358,456

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

The amortized cost and fair values of held-to-maturity securities by contractual maturity as of September 30, 2022 and December 31, 2021 are shown in Table 3.10 (in thousands). Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Table 3.10

	09/30/2022		12/31/2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-mortgage-backed securities:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	—	—	—	—
Due after five years through ten years	43,940	43,842	44,865	44,736
Due after ten years	30,000	28,989	30,000	28,879
Non-mortgage-backed securities	73,940	72,831	74,865	73,615
Mortgage-backed securities	287,078	285,625	371,320	377,156
TOTAL	$361,018	$358,456	$446,185	$450,771

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

Net gains (losses) were realized on the sale of held-to-maturity securities as presented below and are recorded as net gains (losses) on sale of held-to-maturity securities in other income (loss) on the Statements of Income. All securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Table 3.11 presents details of the sales (in thousands). There were no sales of held-to-maturity securities during the three and nine months ended September 30, 2021.

Table 3.11

	Three Months Ended	Nine Months Ended
	09/30/2022	09/30/2022
Proceeds from sale of held-to-maturity securities	$19,930	$19,930
Carrying value of held-to-maturity securities sold	(20,019)	(20,019)
NET REALIZED GAINS (LOSSES)	$(89)	$(89)

Allowance for Credit Losses on Available-for-Sale and Held-to-Maturity Securities: FHLBank evaluates available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. As of September 30, 2022 and 2021, FHLBank did not recognize a provision for credit losses associated with available-for-sale investments or held-to-maturity investments.

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

NOTE 4 – ADVANCES

General Terms: FHLBank offers a wide range of fixed and variable rate advance products with different maturities, interest rates, payment characteristics and optionality. As of September 30, 2022 and December 31, 2021, FHLBank had advances outstanding at interest rates ranging from 0.29 percent to 7.20 percent and 0.12 percent to 7.20 percent, respectively. Table 4.1 presents advances summarized by redemption term as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands). The redemption term represents the period in which principal amounts are contractually due. Carrying amounts exclude accrued interest receivable of $51,213,000 and $13,140,000 as of September 30, 2022 and December 31, 2021, respectively.

Table 4.1

	09/30/2022		12/31/2021
Redemption Term	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$25,010,340	3.03%	$13,279,735	0.34%
Due after one year through two years	2,537,574	2.39	1,825,235	1.31
Due after two years through three years	2,347,763	2.52	2,359,249	0.98
Due after three years through four years	1,771,941	2.29	1,511,691	1.18
Due after four years through five years	1,513,544	2.68	1,314,949	1.09
Thereafter	2,556,906	2.69	3,141,969	1.76
Total par value	35,738,068	2.87%	23,432,828	0.77%
Discounts	(13,977)		(16,856)
Hedging adjustments	(405,111)		68,316
TOTAL	$35,318,980		$23,484,288

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

Convertible advances allow FHLBank to convert an advance from one interest payment term structure to another. When issuing convertible advances, FHLBank purchases put options from a member that allow FHLBank to convert the fixed rate advance to a variable rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed rate advance without the conversion feature. Convertible advances are no longer a current product offering; however, $480,150,000 remain outstanding at September 30, 2022.

Table 4.2 presents advances summarized by redemption term or next call date (for callable advances) and by redemption term or next conversion date (for convertible advances) as of September 30, 2022 and December 31, 2021 (in thousands):

Table 4.2

	Redemption Term or Next Call Date		Redemption Term or Next Conversion Date
Redemption Term	09/30/2022	12/31/2021	09/30/2022	12/31/2021
Due in one year or less	$26,445,331	$14,582,991	$25,334,590	$14,324,735
Due after one year through two years	2,172,772	1,552,690	2,620,074	2,034,485
Due after two years through three years	1,950,558	1,821,308	2,418,163	2,452,148
Due after three years through four years	1,653,780	1,280,597	1,771,941	1,507,341
Due after four years through five years	1,242,148	1,308,086	1,513,544	1,314,949
Thereafter	2,273,479	2,887,156	2,079,756	1,799,170
TOTAL PAR VALUE	$35,738,068	$23,432,828	$35,738,068	$23,432,828

Interest Rate Payment Terms: Table 4.3 details additional interest rate payment and redemption terms for advances as of September 30, 2022 and December 31, 2021 (in thousands):

Table 4.3

Redemption Term	09/30/2022	12/31/2021
Fixed rate:
Due in one year or less	$24,499,990	$13,061,185
Due after one year through three years	2,959,037	2,593,884
Due after three years through five years	2,036,890	1,871,575
Due after five years through fifteen years	2,145,055	2,752,551
Due after fifteen years	32,885	37,371
Total fixed rate	31,673,857	20,316,566
Variable rate:
Due in one year or less	510,350	218,550
Due after one year through three years	1,926,300	1,590,600
Due after three years through five years	1,248,595	955,065
Due after five years through fifteen years	376,466	349,547
Due after fifteen years	2,500	2,500
Total variable rate	4,064,211	3,116,262
TOTAL PAR VALUE	$35,738,068	$23,432,828

Credit Risk Exposure and Security Terms: FHLBank manages its credit exposure to advances through an integrated approach that includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, in conjunction with FHLBank's collateral and lending policies to limit risk of loss, while balancing borrowers' needs for a reliable source of funding. Using a risk-based approach and taking into consideration each borrower's financial strength, FHLBank considers the types and level of collateral to be the primary indicator of credit quality on advances. As of September 30, 2022 and December 31, 2021, FHLBank had rights to collateral on a borrower-by-borrower basis with an estimated value greater than its outstanding advances.

FHLBank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. As of September 30, 2022 and December 31, 2021, no advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the three and nine months ended September 30, 2022 and 2021.

Based on the collateral held as security, FHLBank's credit extension and collateral policies, and repayment history on advances, no losses are expected on advances as of September 30, 2022 and December 31, 2021, and therefore no allowance for credit losses on advances was recorded.

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

Mortgage Loans Held for Portfolio: Table 5.1 presents information as of September 30, 2022 and December 31, 2021 on mortgage loans held for portfolio (in thousands). Carrying amounts exclude accrued interest receivable of $37,620,000 and $36,959,000 as of September 30, 2022 and December 31, 2021, respectively.

Table 5.1

	09/30/2022	12/31/2021
Real estate:
Fixed rate, medium-term[1], single-family mortgages	$1,233,097	$1,375,318
Fixed rate, long-term, single-family mortgages	6,686,643	6,664,654
Total unpaid principal balance	7,919,740	8,039,972
Premiums	99,866	107,697
Discounts	(2,060)	(1,371)
Deferred loan costs, net	49	76
Hedging adjustments	(13,316)	(6,011)
Total before allowance for credit losses on mortgage loans	8,004,279	8,140,363
Allowance for credit losses on mortgage loans	(5,368)	(5,317)
MORTGAGE LOANS HELD FOR PORTFOLIO, NET	$7,998,911	$8,135,046

1    Medium-term defined as a term of 15 years or less at origination.
Table 5.2 presents information as of September 30, 2022 and December 31, 2021 on the outstanding unpaid principal balance of mortgage loans held for portfolio (in thousands):

Table 5.2

	09/30/2022	12/31/2021
Conventional loans	$7,569,242	$7,644,184
Government-guaranteed or -insured loans	350,498	395,788
TOTAL UNPAID PRINCIPAL BALANCE	$7,919,740	$8,039,972

Payment Status of Mortgage Loans: Payment status is the key credit quality indicator for conventional mortgage loans and allows FHLBank to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure.

Table 5.3 presents the payment status based on amortized cost as well as other delinquency statistics for FHLBank’s mortgage loans as of September 30, 2022 (dollar amounts in thousands):

Table 5.3

	09/30/2022
	Conventional Loans							Government Loans	Total
	Origination Year						Subtotal
	Prior to 2018	2018	2019	2020	2021	2022
Amortized Cost:[1]
Past due 30-59 days delinquent	$18,489	$3,694	$6,139	$3,473	$6,910	$1,830	$40,535	$8,197	$48,732
Past due 60-89 days delinquent	3,609	1,111	801	623	1,148	61	7,353	2,369	9,722
Past due 90 days or more delinquent	7,709	4,136	7,455	1,185	445	—	20,930	4,226	25,156
Total past due	29,807	8,941	14,395	5,281	8,503	1,891	68,818	14,792	83,610
Total current loans	1,810,965	290,806	1,109,096	1,685,384	1,894,652	789,332	7,580,235	340,434	7,920,669
Total mortgage loans	$1,840,772	$299,747	$1,123,491	$1,690,665	$1,903,155	$791,223	$7,649,053	$355,226	$8,004,279

Other delinquency statistics:
In process of foreclosure[2]							$8,797	$1,193	$9,990
Serious delinquency rate[3]							0.3%	1.2%	0.3%
Past due 90 days or more and still accruing interest							$—	$4,226	$4,226
Loans on nonaccrual status[4]							$22,734	$—	$22,734

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
4    Includes $14,285,000 of conventional mortgage loans on nonaccrual status that did not have an associated allowance for credit losses because these loans were either previously charged off to the expected recoverable value and/or the fair value of the underlying collateral was greater than the amortized cost of the loans.

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

The balance of troubled debt restructurings related to conventional mortgage loans was immaterial as of September 30, 2022 and December 31, 2021.
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

FHLBank established an allowance for credit losses on its conventional mortgage loans held for portfolio. Table 5.5 presents a roll-forward of the allowance for credit losses on mortgage loans for the three and nine months ended September 30, 2022 and 2021.

Table 5.5

	Three Months Ended		Nine Months Ended
Conventional Loans	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Balance, beginning of the period	$5,202	$7,552	$5,317	$5,177
Net (charge-offs) recoveries	51	432	351	509
Provision (reversal) for credit losses	115	(1,660)	(300)	638
Balance, end of the period	$5,368	$6,324	$5,368	$6,324

Government-Guaranteed or -Insured Mortgage Loans: FHLBank invests in fixed-rate mortgage loans that are insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture, and/or the Department of Housing and Urban Development. The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable guarantee or insurance with respect to defaulted government-guaranteed or -insured mortgage loans. Any losses on these loans that are not recovered from the issuer or the guarantor are absorbed by the servicer. Therefore, FHLBank only has credit risk for these loans if the servicer fails to pay for losses not covered by the guarantee or insurance, but in such instance, FHLBank would have recourse against the servicer for such failure. Based on FHLBank's assessment of its servicers and the collateral backing the loans, the risk of loss was immaterial; consequently, no allowance for credit losses for government-guaranteed or -insured mortgage loans was recorded as of September 30, 2022 and December 31, 2021. Furthermore, none of these mortgage loans has been placed on nonaccrual status because of the U.S. government guarantee or insurance on these loans and the contractual obligation of the loan servicer to repurchase the loans when certain criteria are met.

NOTE 6 – DERIVATIVES AND HEDGING ACTIVITIES

Table 6.1 presents outstanding notional amounts and fair values of the derivatives outstanding by type of derivative and by hedge designation as of September 30, 2022 and December 31, 2021 (in thousands). Total derivative assets and liabilities include the effect of netting adjustments and cash collateral.

Table 6.1

	09/30/2022			12/31/2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$34,250,323	$164,887	$632,976	$18,695,438	$16,678	$152,302
Total derivatives designated as hedging relationships	34,250,323	164,887	632,976	18,695,438	16,678	152,302
Derivatives not designated as hedging instruments:
Interest rate swaps	7,458,715	36,808	459	2,079,830	5	28,963
Interest rate caps/floors	329,000	2,200	—	477,500	335	—
Mortgage delivery commitments	41,745	39	676	72,025	32	45
Total derivatives not designated as hedging instruments	7,829,460	39,047	1,135	2,629,355	372	29,008
TOTAL	$42,079,783	203,934	634,111	$21,324,793	17,050	181,310
Netting adjustments and cash collateral[1]		30,243	(619,259)		139,876	(176,730)
DERIVATIVE ASSETS AND LIABILITIES		$234,177	$14,852		$156,926	$4,580

1    Amounts represent the application of the netting requirements that allow FHLBank to settle positive and negative positions and cash collateral, including accrued interest, held or placed with the same clearing agent and/or derivative counterparty. Cash collateral posted was $704,514,000 and $316,606,000 as of September 30, 2022 and December 31, 2021, respectively. Cash collateral received was $55,012,000 and $0 as of September 30, 2022 and December 31, 2021, respectively.

FHLBank carries derivative instruments at fair value on its Statements of Condition. Changes in fair value of the derivative hedging instrument and the hedged item attributable to the hedged risk for designated fair value hedges are recorded in net interest income in the same line as the earnings effect of the hedged item.

Gains (losses) on fair value hedges include unrealized changes in fair value as well as net interest settlements. For the three months ended September 30, 2022 and 2021, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.2 (in thousands):

Table 6.2

	Three Months Ended
	09/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$211,173	$59,920	$117,644	$175,920
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$184,879	$215,644	$(21,255)	$(240,632)
Hedged items[2]	(174,839)	(204,404)	21,121	224,576
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$10,040	$11,240	$(134)	$(16,056)

	Three Months Ended
	09/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$29,925	$10,701	$1,326	$37,729
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$1,516	$1,446	$—	$(403)
Hedged items[2]	(18,744)	(23,862)	—	6,982
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(17,228)	$(22,416)	$—	$6,579

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

For the nine months ended September 30, 2022 and 2021, FHLBank recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on FHLBank’s net interest income as presented in Table 6.3 (in thousands):

Table 6.3

	Nine Months Ended
	09/30/2022
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$326,928	$100,664	$147,678	$292,252
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$462,228	$541,165	$(33,973)	$(593,986)
Hedged items[2]	(474,731)	(562,165)	41,948	607,335
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(12,503)	$(21,000)	$7,975	$13,349

	Nine Months Ended
	9/30/2021
	Interest Income/Expense
	Advances	Available-for-sale Securities	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds
Total amounts presented in the Statements of Income	$95,677	$29,589	$4,393	$124,395
Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Derivatives[1]	$84,116	$81,276	$13	$(11,167)
Hedged items[2]	(133,978)	(153,929)	(33)	33,424
NET GAINS (LOSSES) ON FAIR VALUE HEDGING RELATIONSHIPS	$(49,862)	$(72,653)	$(20)	$22,257

1    Includes net interest settlements in interest income/expense.
2    Includes amortization/accretion on closed fair value relationships in interest income.

Table 6.4 presents the cumulative basis adjustments on hedged items designated as fair value hedges and the related amortized cost of the hedged items as of September 30, 2022 and December 31, 2021 (in thousands):

Table 6.4

09/30/2022
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$5,741,307	$(414,693)	$9,582	$(405,111)
Available-for-sale securities	5,725,066	(462,976)	—	(462,976)
Consolidated obligation discount notes	(10,259,327)	41,948	—	41,948
Consolidated obligation bonds	(10,712,039)	647,849	—	647,849

12/31/2021
Line Item in Statements of Condition of Hedged Item	Carrying Value of Hedged Asset/(Liability)[1]	Basis Adjustments for Active Hedging Relationships[2]	Basis Adjustments for Discontinued Hedging Relationships[2]	Cumulative Amount of Fair Value Hedging Basis Adjustments[2]
Advances	$6,268,057	$57,055	$11,261	$68,316
Available-for-sale securities	5,785,963	100,372	—	100,372
Consolidated obligation bonds	(6,754,140)	40,514	—	40,514

1    Includes only the portion of carrying value representing the hedged items in fair value hedging relationships. For available-for-sale securities, amortized cost is considered to be carrying value (i.e., the fair value adjustment recorded in AOCI is excluded).
2    Included in amortized cost of the hedged asset/liability.

Table 6.5 provides information regarding net gains (losses) on derivatives recorded in non-interest income (in thousands).

Table 6.5

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Economic hedges:
Interest rate swaps	$28,284	$11,900	$109,271	$57,454
Interest rate caps/floors	780	252	1,865	180
Net interest settlements	(1,201)	(12,878)	(17,045)	(38,773)
Price alignment interest	(36)	8	(33)	19
Mortgage delivery commitments	(1,629)	(678)	(8,483)	(2,710)
NET GAINS (LOSSES) ON DERIVATIVES	$26,198	$(1,396)	$85,575	$16,170

Based on credit analyses and collateral requirements, FHLBank management does not anticipate any credit losses on its derivative agreements. The maximum credit risk applicable to a single counterparty was $24,126,000 as of September 30, 2022. There was no credit risk applicable to a single counterparty at December 31, 2021.

For uncleared derivative transactions, FHLBank has entered into bilateral security agreements with its counterparties with bilateral-collateral-exchange provisions that require all credit exposures be collateralized, subject to minimum transfer amounts.

FHLBank utilizes two Derivative Clearing Organizations (Clearinghouse) for all cleared derivative transactions, LCH Limited and CME Clearing. At both Clearinghouses, initial margin is considered cash collateral. For cleared derivatives, the Clearinghouse determines initial margin requirements and generally, credit ratings are not factored into the initial margin. However, clearing agents may require additional initial margin to be posted based on credit considerations, including but not limited to credit rating downgrades. FHLBank was not required to post additional initial margin by its clearing agents as of September 30, 2022 and December 31, 2021.

FHLBank’s net exposure on derivative agreements is presented in Note 9.

NOTE 7 – DEPOSITS

FHLBank offers demand, overnight and short-term deposit programs to its members and to other qualifying non-members. A member that services mortgage loans may also deposit funds collected in connection with the mortgage loans, pending disbursement of these funds to the owners of the mortgage loans. FHLBank classifies these funds as other deposits. Deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. Table 7.1 details the types of deposits held by FHLBank as of September 30, 2022 and December 31, 2021 (in thousands):

Table 7.1

	09/30/2022	12/31/2021
Interest-bearing:
Demand	$260,472	$317,911
Overnight	336,400	530,100
Term	18,000	2,750
Total interest-bearing	614,872	850,761
Non-interest-bearing:
Other	53,098	95,446
Total non-interest-bearing	53,098	95,446
TOTAL DEPOSITS	$667,970	$946,207

NOTE 8 – CONSOLIDATED OBLIGATIONS

Consolidated Obligation Bonds: Table 8.1 presents FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

Table 8.1

	09/30/2022		12/31/2021
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in one year or less	$17,376,950	2.38%	$21,821,300	0.13%
Due after one year through two years	4,953,115	1.94	2,582,600	1.02
Due after two years through three years	4,210,230	1.67	2,435,700	0.90
Due after three years through four years	3,138,500	1.32	1,927,100	0.86
Due after four years through five years	2,827,750	1.62	3,766,500	0.89
Thereafter	4,709,550	1.83	5,125,050	1.57
Total par value	37,216,095	2.03%	37,658,250	0.55%
Premiums	20,673		27,470
Discounts	(2,381)		(2,720)
Concession fees	(11,327)		(11,877)
Hedging adjustments	(647,849)		(40,514)
TOTAL	$36,575,211		$37,630,609

FHLBank issues optional principal redemption bonds (callable bonds) that may be redeemed in whole or in part at the discretion of FHLBank on predetermined call dates in accordance with terms of bond offerings. FHLBank’s participation in consolidated obligation bonds outstanding as of September 30, 2022 and December 31, 2021 includes callable bonds totaling $16,848,000,000 and $11,224,000,000, respectively. Table 8.2 summarizes FHLBank’s participation in consolidated obligation bonds outstanding by year of maturity, or by the next call date for callable bonds as of September 30, 2022 and December 31, 2021 (in thousands):

Table 8.2

Year of Maturity or Next Call Date	09/30/2022	12/31/2021
Due in one year or less	$31,211,450	$32,612,800
Due after one year through two years	3,243,615	2,224,600
Due after two years through three years	1,153,230	1,024,200
Due after three years through four years	639,500	565,100
Due after four years through five years	556,750	684,500
Thereafter	411,550	547,050
TOTAL PAR VALUE	$37,216,095	$37,658,250

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

Table 8.3 summarizes interest rate payment terms for consolidated obligation bonds as of September 30, 2022 and December 31, 2021 (in thousands):

Table 8.3

	09/30/2022	12/31/2021
Fixed rate	$18,200,595	$20,957,250
Simple variable rate	16,728,500	15,752,000
Step	2,287,000	949,000
TOTAL PAR VALUE	$37,216,095	$37,658,250

Consolidated Discount Notes: Table 8.4 summarizes FHLBank’s participation in consolidated obligation discount notes, all of which are due within one year (dollar amounts in thousands):

Table 8.4

	Carrying Value	Par Value	Weighted Average Interest Rate[1]
September 30, 2022	$22,661,403	$22,859,242	2.46%

December 31, 2021	$6,568,989	$6,569,580	0.04%

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

Tables 9.1 and 9.2 present the fair value of financial assets, including the related collateral received from or pledged to clearing agents or counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021 (in thousands):

Table 9.1

09/30/2022
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Condition	Net Amounts of Assets Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative assets:
Uncleared derivatives	$171,216	$(167,508)	$3,708	$(39)	$3,669
Cleared derivatives	32,718	197,751	230,469	—	230,469
Total derivative assets	203,934	30,243	234,177	(39)	234,138
Securities purchased under agreements to resell	3,250,000	—	3,250,000	(3,250,000)	—
TOTAL	$3,453,934	$30,243	$3,484,177	$(3,250,039)	$234,138

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

Tables 9.3 and 9.4 present the fair value of financial liabilities, including the related collateral received from or pledged to counterparties, based on the terms of FHLBank’s master netting arrangements or similar agreements as of September 30, 2022 and December 31, 2021 (in thousands):

Table 9.3

09/30/2022
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statements of Condition	Net Amounts of Liabilities Presented in the Statements of Condition	Gross Amounts Not Offset in the Statement of Condition[1]	Net Amount
Derivative liabilities:
Uncleared derivatives	$633,051	$(618,199)	$14,852	$(676)	$14,176
Cleared derivatives	1,060	(1,060)	—	—	—
Total derivative liabilities	634,111	(619,259)	14,852	(676)	14,176
TOTAL	$634,111	$(619,259)	$14,852	$(676)	$14,176

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

Table 10.1 illustrates that FHLBank was in compliance with its regulatory capital requirements as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands):

Table 10.1

	09/30/2022		12/31/2021
	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$571,096	$3,072,595	$363,108	$2,407,762
Total regulatory capital-to-asset ratio	4.0%	5.3%	4.0%	5.5%
Total regulatory capital	$2,540,011	$3,348,181	$1,920,850	$2,642,533
Leverage capital ratio	5.0%	7.7%	5.0%	8.0%
Leverage capital	$3,175,014	$4,884,478	$2,401,062	$3,846,414

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

Table 10.2 presents a roll-forward of mandatorily redeemable capital stock for the three and nine months ended September 30, 2022 and 2021 (in thousands):

Table 10.2

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Balance, beginning of period	$537	$1,543	$582	$1,624
Capital stock subject to mandatory redemption reclassified from equity during the period	144,680	460	603,043	584,512
Redemption or repurchase of mandatorily redeemable capital stock during the period	(144,926)	(1,397)	(603,336)	(585,547)
Stock dividend classified as mandatorily redeemable capital stock during the period	1	1	3	18
Balance, end of period	$292	$607	$292	$607

Excess Capital Stock: Excess capital stock is defined as the amount of stock held by a member (or former member) in excess of that institution’s minimum stock purchase requirement. FHFA rules limit the ability of FHLBank to create excess member stock under certain circumstances. For example, FHLBank may not pay dividends in the form of capital stock or issue new excess stock to members if FHLBank’s excess stock exceeds one percent of its total assets or if the issuance of excess stock would cause FHLBank’s excess stock to exceed one percent of its total assets. As of September 30, 2022, FHLBank’s excess stock was less than one percent of total assets.

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

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Table 11.1 summarizes the changes in AOCI for the three months ended September 30, 2022 and 2021 (in thousands):

Table 11.1

	Three Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at June 30, 2021	$96,282	$(2,738)	$93,544
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(22,482)		(22,482)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		92	92
Net current period other comprehensive income (loss)	(22,482)	92	(22,390)
Balance at September 30, 2021	$73,800	$(2,646)	$71,154

Balance at June 30, 2022	$(21,103)	$(2,250)	$(23,353)
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(29,088)		(29,088)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[1]		63	63
Net current period other comprehensive income (loss)	(29,088)	63	(29,025)
Balance at September 30, 2022	$(50,191)	$(2,187)	$(52,378)

1    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

Table 11.2 summarizes the changes in AOCI for the nine months ended September 30, 2022 and 2021 (in thousands):

Table 11.2

	Nine Months Ended
	Net Unrealized Gains (Losses) on Available-for-sale Securities	Defined Benefit Pension Plan	Total AOCI
Balance at December 31, 2020	$45,196	$(2,888)	$42,308
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)[1]	28,604		28,604
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		242	242
Net current period other comprehensive income (loss)	28,604	242	28,846
Balance at September 30, 2021	$73,800	$(2,646)	$71,154

Balance at December 31, 2021	$74,689	$(2,374)	$72,315
Other comprehensive income (loss) before reclassification:
Unrealized gains (losses)	(124,880)		(124,880)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of net losses - defined benefit pension plan[2]		187	187
Net current period other comprehensive income (loss)	(124,880)	187	(124,693)
Balance at September 30, 2022	$(50,191)	$(2,187)	$(52,378)

1    Includes $4,059,000 related to the transfer of securities from held-to-maturity to available-for-sale upon the adoption of reference rate reform guidance.
2    Recorded in “Other” non-interest expense on the Statements of Income. Amount represents a debit (increase to other expenses).

NOTE 12 – FAIR VALUES

The fair value amounts recorded on the Statements of Condition and presented in the note disclosures have been determined by FHLBank using available market and other pertinent information and reflect FHLBank’s best judgment of appropriate valuation methods. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Although FHLBank uses its best judgment in estimating the fair value of its financial instruments, there are inherent limitations in any valuation technique. Therefore, the fair values may not be indicative of the amounts that would have been realized in market transactions as of September 30, 2022 and December 31, 2021. Additionally, these values do not represent an estimate of the overall market value of FHLBank as a going concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

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

FHLBank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no transfers of assets or liabilities between fair value levels during the three and nine months ended September 30, 2022 and 2021.

Tables 12.1 and 12.2 present the carrying value, fair value and fair value hierarchy of financial assets and liabilities as of September 30, 2022 and December 31, 2021. FHLBank records trading securities, available-for-sale securities, derivative assets, and derivative liabilities at fair value on a recurring basis, and on occasion certain mortgage loans held for portfolio and certain other assets at fair value on a nonrecurring basis. FHLBank measures all other financial assets and liabilities at amortized cost. Further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis are presented in Tables 12.3 and 12.4.

The carrying value, fair value and fair value hierarchy of FHLBank’s financial assets and liabilities as of September 30, 2022 and December 31, 2021 are summarized in Tables 12.1 and 12.2 (in thousands):

Table 12.1

	09/30/2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Assets:
Cash and due from banks	$25,689	$25,689	$25,689	$—	$—	$—
Interest-bearing deposits	780,741	780,741	—	780,741	—	—
Securities purchased under agreements to resell	3,250,000	3,250,000	—	3,250,000	—	—
Federal funds sold	4,705,000	4,705,000	—	4,705,000	—	—
Trading securities	2,173,995	2,173,995	—	2,173,995	—	—
Available-for-sale securities	8,449,382	8,449,382	—	8,449,382	—	—
Held-to-maturity securities	361,018	358,456	—	285,625	72,831	—
Advances	35,318,980	35,249,896	—	35,249,896	—	—
Mortgage loans held for portfolio, net of allowance	7,998,911	6,642,564	—	6,641,642	922	—
Accrued interest receivable	124,579	124,579	—	124,579	—	—
Derivative assets	234,177	234,177	—	203,934	—	30,243
Liabilities:
Deposits	667,970	667,944	—	667,944	—	—
Consolidated obligation discount notes	22,661,403	22,576,178	—	22,576,178	—	—
Consolidated obligation bonds	36,575,211	35,315,514	—	35,315,514	—	—
Mandatorily redeemable capital stock	292	292	292	—	—	—
Accrued interest payable	118,862	118,862	—	118,862	—	—
Derivative liabilities	14,852	14,852	—	634,111	—	(619,259)
Other Asset (Liability):
Industrial revenue bonds	35,000	31,851	—	31,851	—	—
Financing obligation payable	(35,000)	(31,851)	—	(31,851)	—	—

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

Fair Value Measurements: Tables 12.3 and 12.4 present, for each hierarchy level, FHLBank’s assets and liabilities that are measured at fair value on a recurring or nonrecurring basis on the Statements of Condition as of or for the periods ended September 30, 2022 and December 31, 2021 (in thousands).

Table 12.3

	09/30/2022
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral[1]
Recurring fair value measurements - Assets:
Trading securities:
Certificates of deposit	$499,904	$—	$499,904	$—	$—
U.S. Treasury obligations	645,589	—	645,589	—	—
GSE debentures	389,244	—	389,244	—	—
GSE MBS	639,258	—	639,258	—	—
Total trading securities	2,173,995	—	2,173,995	—	—
Available-for-sale securities:
U.S. Treasury obligations	3,072,834	—	3,072,834	—	—
U.S. obligation MBS	41,433	—	41,433	—	—
GSE MBS	5,335,115	—	5,335,115	—	—
Total available-for-sale securities	8,449,382	—	8,449,382	—	—
Derivative assets:
Interest-rate related	234,138	—	203,895	—	30,243
Mortgage delivery commitments	39	—	39	—	—
Total derivative assets	234,177	—	203,934	—	30,243
TOTAL RECURRING FAIR VALUE MEASUREMENTS - ASSETS	$10,857,554	$—	$10,827,311	$—	$30,243

Recurring fair value measurements - Liabilities:
Derivative liabilities:
Interest-rate related	$14,176	$—	$633,435	$—	$(619,259)
Mortgage delivery commitments	676	—	676	—	—
Total derivative liabilities	14,852	—	634,111	—	(619,259)
TOTAL RECURRING FAIR VALUE MEASUREMENTS - LIABILITIES	$14,852	$—	$634,111	$—	$(619,259)

Nonrecurring fair value measurements - Assets[2]:
Impaired mortgage loans	$938	$—	$—	$938	$—
Real estate owned	35	—	—	35	—
TOTAL NONRECURRING FAIR VALUE MEASUREMENTS - ASSETS	$973	$—	$—	$973	$—

1    Represents the effect of legally enforceable master netting agreements that allow FHLBank to net settle positive and negative positions and also derivative cash collateral, including related accrued interest, held or placed with the same clearing agent or derivative counterparty.
2    Includes assets adjusted to fair value during the nine months ended September 30, 2022 and still outstanding as of September 30, 2022.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Joint and Several Liability: As provided in the Federal Home Loan Bank Act of 1932, as amended, or in FHFA regulations, consolidated obligations are backed only by the financial resources of the FHLBanks. FHLBank Topeka is jointly and severally liable with the other FHLBanks for the payment of principal and interest on all of the consolidated obligations issued by the FHLBanks. The par amounts for which FHLBank Topeka is jointly and severally liable were approximately $971,834,286,000 and $608,633,999,000 as of September 30, 2022 and December 31, 2021, respectively.

The joint and several obligations are mandated by FHFA regulations and are not the result of arms-length transactions among the FHLBanks. As described above, the FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several liability. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for all FHLBanks' consolidated obligations, FHLBank Topeka regularly monitors the financial condition of the other FHLBanks to determine whether it should expect a loss to arise from its joint and several obligations. If FHLBank were to determine that a loss was probable and the amount of the loss could be reasonably estimated, FHLBank would charge to income the amount of the expected loss. Based upon the creditworthiness of the other FHLBanks as of September 30, 2022, FHLBank Topeka has concluded that a loss accrual is not necessary at this time.

Off-balance Sheet Commitments: As of September 30, 2022 and December 31, 2021, off-balance sheet commitments are presented in Table 13.1 (in thousands):

Table 13.1

	09/30/2022			12/31/2021
Notional Amount	Expire Within One Year	Expire After One Year	Total	Expire Within One Year	Expire After One Year	Total
Standby letters of credit outstanding	$5,399,509	$11,342	$5,410,851	$5,206,182	$1,983	$5,208,165
Advance commitments outstanding	31,370	4,005	35,375	21,001	3,905	24,906
Principal commitments for standby bond purchase agreements	298,470	543,450	841,920	—	727,200	727,200
Commitments to fund or purchase mortgage loans	41,745	—	41,745	72,025	—	72,025
Commitments to issue consolidated bonds, at par	1,105,000	—	1,105,000	635,000	—	635,000
Commitments to issue consolidated discount notes, at par	123,647	—	123,647	—	—	—

Commitments to Extend Credit: FHLBank issues standby letters of credit on behalf of its members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to the same collateralization and borrowing limits that are applicable to advances and are fully collateralized at the time of issuance with assets allowed by FHLBank’s Member Products Policy (MPP). Standby letters of credit may be offered to assist members and non-member housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from federal and state government agencies. Standby letters of credit are executed for members for a fee. If FHLBank is required to make payment for a beneficiary's draw, the member either reimburses FHLBank for the amount drawn or, subject to FHLBank's discretion, the amount drawn may be converted into a collateralized advance to the member. However, standby letters of credit usually expire without being drawn upon. Outstanding standby letters of credit have original or extended expiration periods of up to 6 years. FHLBank's current outstanding standby letters of credit expire no later than 2027. Unearned fees as well as the value of the guarantees related to standby letters of credit are recorded in other liabilities and amounted to $1,605,000 and $1,336,000 as of September 30, 2022 and December 31, 2021, respectively. Advance commitments legally bind and unconditionally obligate FHLBank for additional advances up to 24 months in the future. Based upon management’s credit analysis of members and collateral requirements under the MPP, FHLBank does not expect to incur any credit losses on the outstanding letters of credit or advance commitments.

Standby Bond-Purchase Agreements: FHLBank has entered into standby bond purchase agreements with state housing authorities whereby FHLBank, for a fee, agrees to purchase and hold the authorities’ bonds until the designated marketing agent can find a suitable investor or the housing authority repurchases the bond according to a schedule established by the standby agreement. Each standby agreement dictates the specific terms that would require FHLBank to purchase the bond and typically allows FHLBank to terminate the agreement upon the occurrence of a default event of the issuer. The bond purchase commitments entered into by FHLBank expire no later than 2025, though some are renewable at the option of FHLBank. As of September 30, 2022 and December 31, 2021, the total commitments for bond purchases included agreements with two in-district state housing authorities. FHLBank was not required to purchase any bonds under any agreements during the nine months ended September 30, 2022 and 2021.

Commitments to Purchase Mortgage Loans: These commitments that unconditionally obligate FHLBank to purchase mortgage loans from participating FHLBank Topeka members in the MPF Program are generally for periods not to exceed 60 calendar days. Certain commitments are recorded as derivatives at their fair values on the Statements of Condition. FHLBank recorded mortgage delivery commitment net derivative asset (liability) balances of $(637,000) and $(13,000) as of September 30, 2022 and December 31, 2021, respectively.

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

Activity with Members that Exceed a 10 Percent Ownership in FHLBank Regulatory Capital Stock: Tables 14.1 and 14.2 present information on members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2022 and December 31, 2021 (dollar amounts in thousands). None of the officers or directors of this member currently serve on FHLBank’s board of directors.

Table 14.1

09/30/2022
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$453,923	24.6%	$454,423	21.4%
TOTAL		$500	0.2%	$453,923	24.6%	$454,423	21.4%

Table 14.2

12/31/2021
Member Name	State	Total Class A Stock Par Value	Percent of Total Class A	Total Class B Stock Par Value	Percent of Total Class B	Total Capital Stock Par Value	Percent of Total Capital Stock
MidFirst Bank	OK	$500	0.2%	$413,430	32.7%	$413,930	27.6%
TOTAL		$500	0.2%	$413,430	32.7%	$413,930	27.6%

Advance and deposit balances with members that owned more than 10 percent of outstanding FHLBank regulatory capital stock as of September 30, 2022 and December 31, 2021 are summarized in Table 14.3 (dollar amounts in thousands).

Table 14.3

	09/30/2022		12/31/2021		09/30/2022		12/31/2021
Member Name	Outstanding Advances	Percent of Total	Outstanding Advances	Percent of Total	Outstanding Deposits	Percent of Total	Outstanding Deposits	Percent of Total
MidFirst Bank	$9,920,000	27.8%	$9,045,000	38.6%	$901	0.1%	$517	0.1%
TOTAL	$9,920,000	27.8%	$9,045,000	38.6%	$901	0.1%	$517	0.1%

MidFirst Bank did not sell any mortgage loans into the MPF Program during the three and nine months ended September 30, 2022 and 2021.

Transactions with FHLBank Directors’ Financial Institutions: Table 14.4 presents information as of September 30, 2022 and December 31, 2021 for members that had an officer or director serving on FHLBank’s board of directors (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors. Capital stock listed is regulatory capital stock, which includes mandatorily redeemable capital stock.

Table 14.4

	09/30/2022		12/31/2021
	Outstanding Amount	Percent of Total	Outstanding Amount	Percent of Total
Advances	$182,367	0.5%	$180,099	0.8%

Deposits	$7,431	1.1%	$15,613	1.6%

Class A Common Stock	$4,470	1.6%	$4,655	2.0%
Class B Common Stock	11,133	0.6	17,056	1.3
TOTAL CAPITAL STOCK	$15,603	0.7%	$21,711	1.4%

Table 14.5 presents mortgage loans acquired during the three and nine months ended September 30, 2022 and 2021 for members that had an officer or director serving on FHLBank’s board of directors in 2022 or 2021 (dollar amounts in thousands). Information is only included for the period in which the officer or director served on FHLBank’s board of directors.

Table 14.5

	Three Months Ended				Nine Months Ended
	09/30/2022		09/30/2021		09/30/2022		09/30/2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Mortgage loans acquired	$4,736	1.9%	$13,563	2.2%	$16,032	1.9%	$32,534	1.9%

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
•Recently Issued Accounting Standards; and
•Legislative and Regulatory Developments.

Selected Financial Data
Table 1 presents Selected Financial Data for the periods indicated (dollar amounts in thousands):

Table 1

	09/30/2022	06/30/2022	03/31/2022	12/31/2021	09/30/2021
Statement of Condition (as of period end):
Total assets	$63,500,273	$57,499,300	$50,742,692	$48,021,238	$45,516,223
Investments[1]	19,720,136	19,367,647	16,867,881	16,058,574	15,459,093
Advances	35,318,980	29,522,840	25,487,576	23,484,288	21,411,103
Mortgage loans, net	7,998,911	8,018,930	8,021,949	8,135,046	8,315,791
Total liabilities	60,204,762	54,504,534	47,964,812	45,306,972	42,945,027
Deposits	667,970	781,845	936,691	946,207	1,033,557
Consolidated obligations, net[2]	59,236,614	53,004,477	46,804,372	44,199,598	41,755,017
Total capital	3,295,511	2,994,766	2,777,880	2,714,266	2,571,196
Capital stock	2,120,273	1,821,016	1,574,157	1,499,301	1,382,482
Retained earnings	1,227,616	1,197,103	1,172,573	1,142,650	1,117,560
Statement of Income (for the quarterly period ended):
Net interest income	94,795	83,226	85,075	82,789	73,260
Other income (loss)	(1,174)	(7,652)	(9,509)	(10,638)	(14,758)
Other expenses	19,149	19,725	19,878	22,051	18,628
Income before assessments	74,357	55,957	55,995	51,488	41,534
Affordable Housing Program (AHP) assessments	7,436	5,596	5,600	5,148	4,154
Net income	66,921	50,361	50,395	46,340	37,380
Selected Financial Ratios and Other Financial Data (for the quarterly period ended):
Dividends paid	36,408	25,831	20,472	21,250	16,111
Weighted average dividend rate[3]	6.94%	5.63%	4.88%	5.62%	4.15%
Dividend payout ratio[4]	54.40%	51.29%	40.62%	45.86%	43.10%
Return on average equity	8.07%	6.60%	6.98%	6.77%	5.40%
Return on average assets	0.42%	0.35%	0.39%	0.38%	0.31%
Average equity to average assets	5.21%	5.37%	5.59%	5.58%	5.71%
Net interest margin[5]	0.60%	0.59%	0.66%	0.68%	0.61%
Total capital ratio[6]	5.19%	5.21%	5.47%	5.65%	5.65%
Regulatory capital ratio[7]	5.27%	5.25%	5.41%	5.50%	5.49%

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

During the third quarter of 2022, concerns about inflation, recession, and the Federal Open Market Committee’s (FOMC) increases in the Federal funds target rate continued to be the primary drivers of the persistent market volatility as reflected in increases in sovereign debt yields and credit spreads. As rates continued to rise during the third quarter of 2022, yields on U.S. Treasuries were higher relative to the prevailing yields at the end of the second quarter of 2022. Mortgage rates continued to rise in response to market conditions, which has slowed mortgage prepayments and related premium amortization and increased spreads on mortgage-related assets. Average advance balances reached historically high levels during the third quarter of 2022, as deposits at member banks are beginning to decline from 2020 highs and members are returning to advances for funding. Management continues to actively manage our funding composition in response to market conditions, resulting in increases in floating rate term debt and swapped fixed rate debt. Floating rate and swapped fixed rate debt more closely match asset repricing characteristics. We also continue to issue swapped callable debt, as funding spreads have been favorable in recent periods. Callable debt is typically fixed- or structured-rate debt that provides a higher coupon to investors because of the optionality held by the issuer.

Third Quarter 2022 Financial Highlights:
•Net interest income/margin: Net interest income increased $21.5 million to $94.8 million for the quarter ended September 30, 2022 compared to $73.3 million for the quarter ended September 30, 2021. Net interest margin declined one basis point for the current quarter, from 0.61 percent for the quarter ended September 30, 2021 to 0.60 percent for the quarter ended September 30, 2022, which primarily reflects the increase in short-term borrowing costs. The increase in interest income on advances was driven by an increase in yield and average balance, as discussed below. Prepayments continued to slow on mortgage-related assets, which increased interest income due to less premium amortization between periods. The increase in the cost of debt reflects the increase in market interest rates.
•Total assets: Total assets increased from $48.0 billion as of December 31, 2021 to $63.5 billion as of September 30, 2022, predominantly driven by the $11.8 billion increase in advances between periods and a $3.2 billion increase in liquid investments.
•Primary Mission Assets: Advances to members and housing associates and mortgage loans purchased from members are Primary Mission Assets because they are fundamental to the business and mission of FHLBank. The Primary Mission Asset ratio, as defined by the FHFA, is calculated as average advances and average mortgage loans to average consolidated obligations (less certain U.S. Treasury securities), based on year-to-date averages. As of September 30, 2022 and December 31, 2021, our Primary Mission Asset ratio was 80 percent and 77 percent, respectively, which exceeds the FHFA’s recommended minimum ratio of 70 percent.
•Advances: Advances increased from $23.5 billion at December 31, 2021 to $35.3 billion at September 30, 2022. The average balance of advances increased $12.6 billion, or 54.7 percent, and the average yield increased 184 basis points for the three months ended September 30, 2022 when compared to the prior year period. Advance demand has increased as members’ earning assets have grown and deposit outflows have increased throughout our district. Members have also increased advance utilization as a source of on-balance sheet liquidity and to manage funding costs in a rising interest rate environment.
•Mortgage loans: Mortgage loans decreased slightly, from $8.1 billion as of December 31, 2021 to $8.0 billion as of September 30, 2022, representing 12.6 percent of total assets as of September 30, 2022, compared to 16.9 percent as of December 31, 2021. The average balance of mortgage loans decreased $0.3 billion, or 3.6 percent, for the three months ended September 30, 2022 when compared to the prior year period.
•Performance ratios: Return on average equity (ROE) increased to 8.07 percent for the quarter ended September 30, 2022 compared to 5.40 percent for the prior year quarter due to the increase in net income for the current quarter, partially offset by the increase in average capital.
•Dividends: The Class A Common Stock dividend rate of 2.25 percent per annum and the Class B Common Stock dividend rate of 7.75 percent per annum combined for a weighted average dividend rate for the quarter ended September 30, 2022 of 6.94 percent, which is 468 basis points above the average daily interest rate on reserve balances for the quarter.

Financial Market Trends
The primary external factors that affect net interest income are market interest rates and the general state of the economy.

General discussion of the level of market interest rates:
Table 2 presents selected market interest rates as of the dates or for the periods shown.

Table 2

	09/30/2022	09/30/2021	09/30/2022	09/30/2021	09/30/2022	12/31/2021	09/30/2021
Market Instrument	Three-month	Three-month	Nine-month	Nine-month	Ending	Ending	Ending
	Average	Average	Average	Average	Rate	Rate	Rate
Secured Overnight Financing Rate[1]	2.15%	0.05%	0.99%	0.04%	2.98%	0.05%	0.05%
Federal funds effective rate[1]	2.20	0.09	1.03	0.08	3.08	0.07	0.06
Federal Reserve interest rate on reserve balances[1]	2.26	0.15	1.11	0.12	3.15	0.15	0.15
3-month U.S. Treasury bill[1]	2.67	0.04	1.35	0.04	3.27	0.04	0.04
3-month LIBOR[1]	3.00	0.13	1.69	0.16	3.75	0.21	0.13
2-year U.S. Treasury note[1]	3.38	0.22	2.51	0.18	4.28	0.73	0.28
5-year U.S. Treasury note[1]	3.23	0.80	2.67	0.75	4.09	1.26	0.97
10-year U.S. Treasury note[1]	3.10	1.32	2.66	1.41	3.83	1.51	1.49
30-year residential mortgage note rate[1,2]	5.81	3.05	5.08	3.10	6.52	3.33	3.10

1    Source is Bloomberg.
2    Mortgage Bankers Association weekly 30-year fixed rate mortgage contract rate.

During the third quarter of 2022, market volatility, concerns about inflation and recession risks, and interest rate hikes by the FOMC continued to be central themes. At its November 2022 meeting, the FOMC raised the target for the Federal funds rate to a range of 3.75 percent to 4.00 percent, continuing to cite persistent inflationary pressures attributed to lingering pandemic-related supply and demand imbalances and Russia’s ongoing war against Ukraine, despite modest growth in spending and production. The FOMC further indicated that additional rate increases would be appropriate in order to return inflation to the FOMC’s two percent objective. Mortgage rates continued trending upward, which has reduced refinancing incentive for borrowers and slowed prepayments. The housing sector continued to weaken in response. The FOMC began to reduce its balance sheet beginning June 1, 2022 and will continue reducing its holdings of Treasury securities, Agency debt and Agency MBS. The unemployment rate remains low relative to historical averages, as demand for labor remains elevated.

Spreads to comparative intermediate and long-term U.S. Treasury instruments for FHLBank consolidated obligation bonds narrowed during the third quarter of 2022. The yield curve remains inverted, as the two-year Treasury note has been above the ten-year Treasury note since July 2022. However, spreads on short-term debt remained wide relative to the respective short-term U.S. Treasury instruments due to supply/demand dynamics in money markets. The cost of issuing short-term debt has remained reasonable despite the wide spreads to short-term U.S. Treasury instruments due to high demand for short-term Agency debt. We issue debt at a spread above U.S. Treasury securities; as a result, the level of interest rates impacts the cost of issuing FHLBank consolidated obligations and the cost of advances to our members and housing associates.

Russia’s invasion of Ukraine initially led to elevated market volatility and additional inflationary pressures through increased commodity prices and exacerbated supply chain disruptions, especially relative to the global economic recovery from the COVID-19 pandemic that was in its early stages at the end of 2021. Our ability to obtain funds through the issuance of consolidated obligations depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in global financial markets. Financing conditions remain favorable, although borrowing costs have increased. Volatility in the capital markets can impact demand for FHLBank debt and the cost of the debt the FHLBanks issue. The outlook for the remainder of 2022 remains uncertain, and the aforementioned FOMC actions could result in increased interest rate volatility and impact the efficiency of our asset and liability management activities. Supply chain disruptions and labor market constraints are expected to keep inflation elevated into 2023 despite FOMC intervention, which could impact economic growth and member demand for advances. If the level of inflation and inflation expectations continue to trend higher, it could result in higher interest rates, especially short- and intermediate-term interest rates, although the heightened risk of recession could temper rate increases, especially towards the end of 2023. For further discussion, see this Item 2 – “Financial Condition – Consolidated Obligations.”

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

The accounting policies that management believes are the most critical to an understanding of our financial results and condition and require complex management judgment are described under Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our annual report on Form 10-K, incorporated by reference herein. There were no material changes to our critical accounting policies and estimates during the quarter ended September 30, 2022.

Results of Operations
Earnings Analysis: Table 3 presents changes in the major components of our net income (dollar amounts in thousands):

Table 3

	Increase (Decrease) in Earnings Components
	Three Months Ended		Nine Months Ended
	09/30/2022 vs. 09/30/2021		09/30/2022 vs. 09/30/2021
	Dollar Change	Percentage Change	Dollar Change	Percentage Change
Total interest income	$279,323	247.9%	$364,602	106.1%
Total interest expense	257,788	654.2	315,365	242.8
Net interest income	21,535	29.4	49,237	23.0
Provision (reversal) for credit losses on mortgage loans	1,775	106.9	(938)	(147.0)
Net interest income after mortgage loan loss provision	19,760	26.4	50,175	23.5
Net gains (losses) on trading securities	(13,880)	(84.8)	(56,549)	(100.0)
Net gains (losses) on derivatives	27,594	1,976.6	69,405	429.2
Other non-interest income	(130)	(4.3)	(395)	(4.1)
Total other income (loss)	13,584	92.0	12,461	40.5
Operating expenses	282	1.9	2,657	6.1
Other non-interest expenses	239	5.9	617	5.1
Total other expenses	521	2.8	3,274	5.9
AHP assessments	3,282	79.0	5,935	46.7
NET INCOME	$29,541	79.0%	$53,427	46.8%

Net income increased $29.5 million, or 79.0 percent, to $66.9 million for the three months ended September 30, 2022 compared to $37.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, net income increased $53.4 million, or 46.8 percent, to $167.7 million compared to $114.3 million for the same period in the prior year. The increases in net income for the three- and nine-month periods, respectively, were primarily a result of increases in net interest income and fluctuations in fair value of derivatives and trading securities, partially offset by an increase in other expenses. For detailed discussion relating to these fluctuations, see “Net Interest Income and Net Interest Margin,” “Net Gains (Losses) on Derivatives,” and “Other Expenses” under this Item 2.

Net Interest Income and Net Interest Margin: Net interest income increased $21.5 million for the quarter, from $73.3 million for the three months ended September 30, 2021 to $94.8 million for the three months ended September 30, 2022. Net interest income increased $49.2 million for the current year-to-date period, from $213.9 million for the nine months ended September 30, 2021 to $263.1 million for the nine months ended September 30, 2022. The increase for both the quarterly and year-to-date periods was due largely to an increase in the average yield and balance of advances, partially offset by an increase in the cost of debt due primarily to the upward repricing of variable rate debt and the issuance of fixed rate debt at higher market interest rates. Market interest rates and trends affect net interest income and net interest margin on earning assets, including advances, mortgage loans, and investments.

The increase in interest income was primarily a result of an increase in the average balance and yield of advances for both the quarterly and year-to-date periods (see Tables 8 and 10). The increase in interest income was also due to larger spreads on mortgage loans, as slower loan prepayments caused premium amortization to decline for both the quarterly and year-to-date periods. Mortgage loans and MBS are typically the highest net spread assets on our balance sheet, so the decline in premium amortization positively impacted net interest margin despite the decline in the average balance of our mortgage loan portfolio. The increase in mortgage interest rates that has occurred between periods has resulted in slower mortgage prepayments which, along with purchases at rates higher than the existing portfolio, has widened the spread on mortgage-related assets. We expect prepayments to remain at these lower levels, but the level of prepayments is highly dependent on the level of interest rates. For further discussion of advances, mortgage loans, and consolidated obligations, see this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.” Overnight investments also provided a positive contribution, as the yield increased more than the cost of the associated short-term debt.

Net interest income and net interest margin are also impacted by derivative and hedging activities, as net interest settlements on derivatives and the changes in fair values of hedged assets and liabilities and the corresponding derivative instruments designated in fair value hedging relationships are recorded in net interest income. For the current quarterly and year-to-date periods, net interest income was decreased by net interest settlements paid on fair value hedges but to a smaller extent when compared to the same periods in 2021 because of changes in interest rates between periods. Tables 4 through 7 present the impact of derivatives and hedging activities recorded in net interest income (in thousands):

Table 4

	Three Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,481	$6,606	$—	$2,174	$3,821	$14,082
Net amortization/accretion of hedging activities	(560)	—	243	—	—	(317)
Net interest received (paid)	10,478	5,877	—	(2,429)	(19,899)	(5,973)
Price alignment amount	(1,359)	(1,243)	—	121	22	(2,459)
TOTAL	$10,040	$11,240	$243	$(134)	$(16,056)	$5,333

Table 5

	Three Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$30	$1,698	$—	$295	$2,023
Net amortization/accretion of hedging activities	(830)	—	(221)	—	(1,051)
Net interest received (paid)	(16,438)	(24,133)	—	6,285	(34,286)
Price alignment amount	10	19	—	(1)	28
TOTAL	$(17,228)	$(22,416)	$(221)	$6,579	$(33,286)

Table 6

	Nine Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$3,687	$12,193	$—	$3,630	$5,511	$25,021
Net amortization/accretion of hedging activities	(1,679)	—	553	—	—	(1,126)
Net interest received (paid)	(12,757)	(31,613)	—	4,214	7,811	(32,345)
Price alignment amount	(1,754)	(1,580)	—	131	27	(3,176)
TOTAL	$(12,503)	$(21,000)	$553	$7,975	$13,349	$(11,626)

Table 7

	Nine Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Unrealized gains (losses) due to fair value changes	$1,568	$4,581	$—	$(31)	$135	$6,253
Net amortization/accretion of hedging activities	(2,172)	—	(1,124)	—	—	(3,296)
Net interest received (paid)	(49,285)	(77,281)	—	11	22,126	(104,429)
Price alignment amount	27	47	—	—	(4)	70
TOTAL	$(49,862)	$(72,653)	$(1,124)	$(20)	$22,257	$(101,402)

Average Balances and Yields: Table 8 presents average balances and annualized yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 8

	Three Months Ended
	09/30/2022			09/30/2021
	Average Balance	Interest Income/ Expense	Yield	Average Balance	Interest Income/ Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,383,035	$7,538	2.16%	$904,796	$230	0.10%
Securities purchased under agreements to resell	2,666,315	14,870	2.21	2,017,391	460	0.09
Federal funds sold	3,939,293	22,017	2.22	2,525,435	567	0.09
Investment securities[1,2]	11,307,414	78,130	2.74	10,962,475	27,819	1.01
Advances[1,2]	35,552,050	211,173	2.36	22,985,280	29,925	0.52
Mortgage loans[3,4]	8,021,512	58,045	2.87	8,317,439	53,438	2.55
Other interest-earning assets	41,522	217	2.07	38,761	228	2.32
Total earning assets	62,911,141	391,990	2.47	47,751,577	112,667	0.94
Other non-interest-earning assets	221,691			315,746
Total assets	$63,132,832			$48,067,323

Interest-bearing liabilities:
Deposits	$694,256	$3,353	1.92%	$1,032,579	$101	0.04%
Consolidated obligations[1]:
Discount Notes	23,390,351	117,644	2.00	11,749,008	1,326	0.04
Bonds	34,967,317	175,920	2.00	31,968,498	37,729	0.47
Other borrowings	43,539	278	2.52	44,673	251	2.23
Total interest-bearing liabilities	59,095,463	297,195	1.99	44,794,758	39,407	0.35
Capital and other non-interest-bearing funds	4,037,369			3,272,565
Total funding	$63,132,832			$48,067,323

Net interest income and net interest spread[5]		$94,795	0.48%		$73,260	0.59%

Net interest margin[6]			0.60%			0.61%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $1.6 million for the three months ended September 30, 2022 and 2021.
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

Table 9

	Three Months Ended
	09/30/2022 vs. 09/30/2021
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$184	$7,124	$7,308
Securities purchased under agreements to resell	195	14,215	14,410
Federal funds sold	491	20,959	21,450
Investment securities	903	49,408	50,311
Advances	24,116	157,132	181,248
Mortgage loans	(1,954)	6,561	4,607
Other assets	15	(26)	(11)
Total interest-earning assets	23,950	255,373	279,323
Interest Expense[3]:
Deposits	(44)	3,296	3,252
Consolidated obligations:
Discount notes	2,587	113,731	116,318
Bonds	3,862	134,329	138,191
Other borrowings	(6)	33	27
Total interest-bearing liabilities	6,399	251,389	257,788
Change in net interest income	$17,551	$3,984	$21,535

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

Table 10 presents average balances and yields of major earning asset categories and the sources funding those earning assets (dollar amounts in thousands):

Table 10

	Nine Months Ended
	09/30/2022			09/30/2021
	Average Balance	Interest Income/Expense	Yield	Average Balance	Interest Income/Expense	Yield
Interest-earning assets:
Interest-bearing deposits	$1,264,653	$10,281	1.09%	$962,409	$714	0.10%
Securities purchased under agreements to resell	2,285,952	20,657	1.21	2,222,370	1,350	0.08
Federal funds sold	3,165,381	29,171	1.23	2,651,505	1,547	0.08
Investment securities[1,2]	11,169,015	151,608	1.81	11,716,329	85,360	0.97
Advances[1,2]	31,355,909	326,928	1.39	22,947,364	95,677	0.56
Mortgage loans[3,4]	8,045,095	168,982	2.81	8,561,457	158,359	2.47
Other interest-earning assets	51,568	709	1.84	39,699	727	2.45
Total earning assets	57,337,573	708,336	1.65	49,101,133	343,734	0.94
Other non-interest-earning assets	218,225			338,242
Total assets	$57,555,798			$49,439,375

Interest-bearing liabilities:
Deposits	$819,807	4,476	0.73	$1,067,150	312	0.04
Consolidated obligations[1]:
Discount Notes	15,963,013	147,678	1.24	11,530,566	4,393	0.05
Bonds	36,972,549	292,252	1.06	33,480,721	124,395	0.50
Other borrowings	47,819	834	2.33	48,063	775	2.16
Total interest-bearing liabilities	53,803,188	445,240	1.10	46,126,500	129,875	0.38
Capital and other non-interest-bearing funds	3,752,610			3,312,875
Total funding	$57,555,798			$49,439,375

Net interest income and net interest spread[5]		$263,096	0.55%		$213,859	0.56%

Net interest margin[6]			0.61%			0.58%

1    Interest income/expense and average rates include the effect of associated derivatives that qualify for fair value hedge accounting treatment.
2    Interest income includes prepayment/yield maintenance fees.
3    Credit enhancement fee payments are netted against interest earnings on the mortgage loans. The expense related to credit enhancement fee payments to PFIs was $4.8 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Table 11

	Nine Months Ended
	09/30/2022 vs. 09/30/2021
	Increase (Decrease) Due to
	Volume[1,2]	Rate[1,2]	Total
Interest Income[3]:
Interest-bearing deposits	$292	$9,275	$9,567
Securities purchased under agreements to resell	40	19,267	19,307
Federal funds sold	358	27,266	27,624
Investment securities	(4,164)	70,412	66,248
Advances	45,384	185,867	231,251
Mortgage loans	(9,950)	20,573	10,623
Other assets	187	(205)	(18)
Total earning assets	32,147	332,455	364,602
Interest Expense[3]:
Deposits	(89)	4,253	4,164
Consolidated obligations:
Discount notes	2,328	140,957	143,285
Bonds	14,212	153,645	167,857
Other borrowings	(4)	63	59
Total interest-bearing liabilities	16,447	298,918	315,365
Change in net interest income	$15,700	$33,537	$49,237

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

Net Gains (Losses) on Derivatives: Tables 12 through 15 present the earnings impact of derivatives by financial instrument as recorded in other non-interest income (in thousands):

Table 12

	Three Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,556	$30,014	$—	$(1,584)	$(922)	$29,064
Mortgage delivery commitments	—	—	(1,629)	—	—	(1,629)
Economic hedges – net interest received (paid)	2	(297)	—	(1,069)	163	(1,201)
Price alignment amount	(3)	(50)	—	16	1	(36)
Net gains (losses) on derivatives	1,555	29,667	(1,629)	(2,637)	(758)	26,198
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(30,195)	—	—	—	(30,195)
TOTAL	$1,555	$(528)	$(1,629)	$(2,637)	$(758)	$(3,997)

Table 13

	Three Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$186	$11,966	$—	$12,152
Mortgage delivery commitments	—	—	(678)	(678)
Economic hedges – net interest received (paid)	(211)	(12,667)	—	(12,878)
Price alignment amount	—	8	—	8
Net gains (losses) on derivatives	(25)	(693)	(678)	(1,396)
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(16,340)	—	(16,340)
TOTAL	$(25)	$(17,033)	$(678)	$(17,736)

Table 14

	Nine Months Ended 09/30/2022
	Advances	Investments	Mortgage Loans	Consolidated Obligation Discount Notes	Consolidated Obligation Bonds	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$4,916	$111,594	$—	$(4,665)	$(709)	$111,136
Mortgage delivery commitments	—	—	(8,483)	—	—	(8,483)
Economic hedges – net interest received (paid)	(303)	(17,034)	—	108	184	(17,045)
Price alignment amount	(4)	(48)	—	18	1	(33)
Net gains (losses) on derivatives	4,609	94,512	(8,483)	(4,539)	(524)	85,575
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(112,592)	—	—	—	(112,592)
TOTAL	$4,609	$(18,080)	$(8,483)	$(4,539)	$(524)	$(27,017)

Table 15

	Nine Months Ended 09/30/2021
	Advances	Investments	Mortgage Loans	Total
Derivatives not designated as hedging instruments:
Economic hedges – unrealized gains (losses) due to fair value changes	$1,843	$55,791	$—	$57,634
Mortgage delivery commitments	—	—	(2,710)	(2,710)
Economic hedges – net interest received (paid)	(616)	(38,157)	—	(38,773)
Price alignment amount	—	19	—	19
Net gains (losses) on derivatives	1,227	17,653	(2,710)	16,170
Net gains (losses) on trading securities hedged on an economic basis with derivatives	—	(56,593)	—	(56,593)
TOTAL	$1,227	$(38,940)	$(2,710)	$(40,423)

For the three months ended September 30, 2022, net gains and losses on derivatives resulted in an increase in net income of $26.2 million compared to a decrease of $1.4 million for the prior year period. For the nine months ended September 30, 2022 and 2021, net gains and losses on derivatives resulted in increases in net income of $85.6 million and $16.2 million, respectively. The improvement for both the three- and nine-month periods was attributed to positive fair value fluctuations resulting from an increase in the level of swap rates. Furthermore, the increase in swap index rates between September 30, 2021 and September 30, 2022 positively impacted the net interest settlements on economic hedges, although they are still in a pay position. These settlements decreased net income by $1.2 million and $12.9 million for the three months ended September 30, 2022 and 2021, respectively, and decreased net income by $17.0 million and $38.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Tables 16 and 17 present the relationship between the hedged trading securities and the associated interest rate swaps that do not qualify for hedge accounting treatment by investment type (in thousands):

Table 16

	Three Months Ended
	09/30/2022			09/30/2021
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$2,705	$(3,518)	$(813)	$5,909	$(6,997)	$(1,088)
GSE debentures	6,798	(7,243)	(445)	1,869	(2,535)	(666)
GSE MBS	19,731	(19,434)	297	3,936	(6,808)	(2,872)
TOTAL	$29,234	$(30,195)	$(961)	$11,714	$(16,340)	$(4,626)

Table 17

	Nine Months Ended
	09/30/2022			09/30/2021
	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net	Gains (Losses) on Derivatives	Gains (Losses) on Trading Securities	Net
U.S. Treasury obligations	$20,436	$(21,883)	$(1,447)	$19,541	$(22,371)	$(2,830)
GSE debentures	25,173	(26,674)	(1,501)	9,293	(9,895)	(602)
GSE MBS	64,120	(64,035)	85	26,777	(24,327)	2,450
TOTAL	$109,729	$(112,592)	$(2,863)	$55,611	$(56,593)	$(982)

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

Table 18

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Trading securities not hedged:
U.S. obligation MBS and GSE MBS	$(171)	$(29)	$(365)	$57
Short-term securities	117	—	(119)	9
Total trading securities not hedged	(54)	(29)	(484)	66
Trading securities hedged on an economic basis with derivatives:
U.S. Treasury obligations	(3,518)	(6,997)	(21,883)	(22,371)
GSE debentures	(7,243)	(2,535)	(26,674)	(9,895)
GSE MBS	(19,434)	(6,808)	(64,035)	(24,327)
Total trading securities hedged on an economic basis with derivatives	(30,195)	(16,340)	(112,592)	(56,593)
TOTAL	$(30,249)	$(16,369)	$(113,076)	$(56,527)

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

Other Expenses: Other expenses, which include compensation and benefits and other operating expenses, increased $0.5 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, compared to the prior year periods primarily due to increases in compensation and employee benefits, and FHFA expense assessments. The increase in compensation and benefits expense resulted from an increase in salaries due to hiring for new and open positions and higher incentive accruals based on incentive plan goal attainment as of September 30, 2022. We expect modest increases in compensation and benefits expense for the remainder of 2022 in anticipation of continued hiring for new and open positions. We also expect an increase in operating expense for the next few years due to planned multi-year software implementations.

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

Table 19 presents a reconciliation of GAAP net income to adjusted income (a non-GAAP measure) (in thousands):

Table 19

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Net income, as reported under GAAP	$66,921	$37,380	$167,677	$114,250
AHP assessments	7,436	4,154	18,632	12,697
Income before AHP assessments	74,357	41,534	186,309	126,947
Derivative (gains) losses[1]	(41,518)	(13,498)	(127,675)	(61,178)
Trading (gains) losses	30,249	16,369	113,076	56,527
Prepayment/yield maintenance fees[2]	(942)	(551)	(7,091)	(3,547)
Net (gains) losses on sale of held-to-maturity securities	89	—	89	—
Total excluded items	(12,122)	2,320	(21,601)	(8,198)
Adjusted income (a non-GAAP measure)	$62,235	$43,854	$164,708	$118,749

1    Consists of fair value changes on all derivatives and hedging activities excluding net interest settlements on economic hedges and price alignment amount.
2    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 20 presents a reconciliation of GAAP net interest income and GAAP net interest margin to adjusted net interest income and adjusted net interest margin (non-GAAP measures) (in thousands):

Table 20

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Net interest income, as reported under GAAP	$94,795	$73,260	$263,096	$213,859
(Gains) losses on derivatives qualifying for hedge accounting recorded in net interest income	(14,083)	(2,023)	(25,022)	(6,253)
Net interest settlements on derivatives not qualifying for hedge accounting	(1,201)	(12,878)	(17,045)	(38,773)
Prepayment/yield maintenance fees[1]	(942)	(551)	(7,091)	(3,547)
Adjusted net interest income (a non-GAAP measure)	$78,569	$57,808	$213,938	$165,286

Net interest margin, as calculated under GAAP	0.60%	0.61%	0.61%	0.58%
Adjusted net interest margin (a non-GAAP measure)	0.50%	0.48%	0.50%	0.45%

1    Includes prepayment fees on advances and yield maintenance fees on debt securities.

Table 21 presents a comparison of adjusted ROE (a non-GAAP measure) to the average overnight Federal funds rate, which we use as a key measure of effective utilization and management of members’ capital. Adjusted ROE spread (a non-GAAP measure) is calculated as follows (dollar amounts in thousands):

Table 21

	Three Months Ended		Nine Months Ended
	09/30/2022	09/30/2021	09/30/2022	09/30/2021
Average GAAP total capital	$3,289,015	$2,746,619	$3,093,526	$2,734,542
ROE, based upon GAAP net income	8.07%	5.40%	7.25%	5.59%
Adjusted ROE, based upon adjusted income (a non-GAAP measure)	7.51%	6.33%	7.12%	5.81%
Average overnight Federal funds effective rate	2.20%	0.09%	1.03%	0.08%
GAAP ROE as a spread to average overnight Federal funds effective rate	5.87%	5.31%	6.22%	5.51%
Adjusted ROE as a spread to average overnight Federal funds effective rate (a non-GAAP measure)	5.31%	6.24%	6.09%	5.73%

Financial Condition
Overall: Table 22 presents the percentage concentration of the major components of our Statements of Condition:

Table 22

	Component Concentration
	09/30/2022	12/31/2021
Assets:
Cash and due from banks	—%	0.1%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	13.8	11.6
Investment securities	17.3	21.9
Advances	55.6	48.9
Mortgage loans, net	12.6	16.9
Overnight loans to other FHLBanks	—	—
Other assets	0.7	0.6
Total assets	100.0%	100.0%

Liabilities:
Deposits	1.1%	2.0%
Consolidated obligation discount notes, net	35.7	13.7
Consolidated obligation bonds, net	57.6	78.4
Overnight loans from other FHLBanks	—	—
Other liabilities	0.5	0.3
Total liabilities	94.9	94.4

Capital:
Capital stock outstanding	3.3	3.1
Retained earnings	1.9	2.4
Accumulated other comprehensive income (loss)	(0.1)	0.1
Total capital	5.1	5.6
Total liabilities and capital	100.0%	100.0%

Table 23 presents changes in the major components of our Statements of Condition (dollar amounts in thousands):

Table 23

	Increase (Decrease) in Components
	09/30/2022 vs. 12/31/2021
	Dollar Change	Percent Change
Assets:
Cash and due from banks	$(152)	(0.6)%
Interest-bearing deposits, securities purchased under agreements to resell and Federal funds sold	3,182,492	57.3
Investment securities	479,070	4.6
Advances	11,834,692	50.4
Mortgage loans, net	(136,135)	(1.7)
Overnight loans to other FHLBanks	—	100.0
Other assets	119,068	37.5
Total assets	$15,479,035	32.2%

Liabilities:
Deposits	$(278,237)	(29.4)%
Consolidated obligation discount notes, net	16,092,414	245.0
Consolidated obligation bonds, net	(1,055,398)	(2.8)
Overnight loans from other FHLBanks	—	100.0
Other liabilities	139,011	86.3
Total liabilities	14,897,790	32.9

Capital:
Capital stock outstanding	620,972	41.4
Retained earnings	84,966	7.4
Accumulated other comprehensive income (loss)	(124,693)	(172.4)
Total capital	581,245	21.4
Total liabilities and capital	$15,479,035	32.2%

Total assets increased between periods, from $48.0 billion at December 31, 2021 to $63.5 billion at September 30, 2022, driven by an increase in advances and overnight investments between those periods. Advances increased $11.8 billion from December 31, 2021 to September 30, 2022, from $23.5 billion to $35.3 billion, representing 55.6 percent of total assets as of September 30, 2022 compared to 48.9 percent as of December 31, 2021. Overnight investments increased $3.2 billion, representing 13.8 percent of total assets as of September 30, 2022, compared to 11.6 percent as of December 31, 2021. Mortgage loans decreased by $0.1 billion from December 31, 2021 to September 30, 2022, representing 12.6 percent of total assets as of September 30, 2022, compared to 16.9 percent as of December 31, 2021. Total liabilities increased $14.9 billion from December 31, 2021 to September 30, 2022, which corresponded to the increase in assets. Total capital increased $581.2 million, or 21.4 percent, from December 31, 2021 to September 30, 2022 due to an increase in capital stock related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities.

Advances: Advances are one of the primary ways we fulfill our mission of providing liquidity to our members and constituted the largest asset on our balance sheet at September 30, 2022 and December 31, 2021. Advance par value increased by 52.5 percent, from $23.4 billion at December 31, 2021 to $35.7 billion at September 30, 2022 (see Table 24). The majority of the growth was in our overnight line of credit product, followed by fixed rate term advances. Average advance balances reached historically high levels during the third quarter of 2022, as deposits at member banks are beginning to decline from 2020 highs, coupled with an increase in loan demand at member banks. Members are also returning to advances for funding due to financial market volatility and interest rate risk management. The composition of the advance portfolio remains concentrated in advances that either reprice or mature on a relatively short-term basis. Members typically prefer shorter-term advances that reprice relative to short-term interest rates, especially in the current rising interest rate environment, as these advances provide efficient funding relative to member assets and will reprice to lower costs if interest rates decline.

As of September 30, 2022 and December 31, 2021, 60.1 percent and 54.4 percent, respectively, of our members carried outstanding advance balances. Additional volatility in advance balances may occur during the remainder of 2022 due to the impact of rising interest rates intended to curb inflationary pressures and the related inflationary effects on member balance sheets, which could include decreased loan demand and the inability to grow or retain deposit balances. Members also have access to other wholesale funding sources which may impact the demand for advances on the basis of relative cost.

Rather than match-funding long-term, fixed rate, large dollar advances, we elect to swap a significant portion of large dollar advances with longer maturities to short-term indices to synthetically create adjustable rate advances. When coupled with the volume of our short-term advances, advances that effectively re-price at least every three months represent 91.5 percent and 89.6 percent of our total advance portfolio as of September 30, 2022 and December 31, 2021, respectively. We anticipate continuing the practice of swapping large dollar advances with longer maturities to short-term indices. As part of our LIBOR transition plan, we began offering adjustable rate advances indexed to SOFR in late 2020 and had $2.7 billion of SOFR-indexed advances outstanding as of September 30, 2022. For additional information on our LIBOR transition efforts and LIBOR exposure, see “Risk Management – Interest Rate Risk Management” under this Item 2.

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

Table 24

	09/30/2022		12/31/2021
	Dollar	Percent	Dollar	Percent
Line of Credit:
Overnight line of credit[1]	$10,567,730	29.6%	$1,630,399	7.0%
Adjustable rate:
Standard advance products:
Regular adjustable rate advances	2,455,950	6.9	1,732,250	7.4
Adjustable rate callable advances	1,582,549	4.4	1,354,300	5.8
Standard housing and community development advances:
Adjustable rate callable advances	25,712	0.1	29,712	0.1
Total adjustable rate term advances	4,064,211	11.4	3,116,262	13.3
Fixed rate:
Standard advance products:
Short-term fixed rate advances[2]	11,889,340	33.3	10,006,622	42.7
Regular fixed rate advances	7,532,348	21.1	6,161,167	26.3
Fixed rate callable advances	64,071	0.2	65,846	0.3
Standard housing and community development advances:
Regular fixed rate advances	355,751	0.9	395,366	1.7
Fixed rate callable advances	458	—	831	—
Total fixed rate term advances	19,841,968	55.5	16,629,832	71.0
Convertible:
Standard advance products:
Fixed rate convertible advances	480,150	1.3	1,385,150	5.9
Amortizing:
Standard advance products:
Fixed rate amortizing advances	488,393	1.4	364,912	1.5
Fixed rate callable amortizing advances	19,825	0.1	21,009	0.1
Standard housing and community development advances:
Fixed rate amortizing advances	264,037	0.7	275,381	1.2
Fixed rate callable amortizing advances	11,754	—	9,883	—
Total amortizing advances	784,009	2.2	671,185	2.8
TOTAL PAR VALUE	$35,738,068	100.0%	$23,432,828	100.0%

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

Table 25

	09/30/2022		12/31/2021
Borrower Name	Advance Par Value	Percent of Total Advance Par	Advance Par Value	Percent of Total Advance Par
MidFirst Bank	$9,920,000	27.8%	$9,045,000	38.6%
Capitol Federal Savings Bank	2,137,500	6.0	1,590,000	6.8
Security Life of Denver Insurance Co.	1,650,000	4.6	1,445,000	6.2
Pacific Life Insurance Co.	1,648,176	4.6
United of Omaha Life Insurance Co.	1,642,833	4.6	1,597,502	6.8
Colorado Federal Savings			745,000	3.2
TOTAL	$16,998,509	47.6%	$14,422,502	61.6%

Table 26 presents the accrued interest income associated with the five borrowers with the highest interest income for the periods presented (dollar amounts in thousands). If the borrower was not one of our top five borrowers for whom we accrued the highest amount of interest income for one of the periods presented, the applicable columns are left blank.

Table 26

	Three Months Ended
	09/30/2022		09/30/2021
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$50,449	25.2%	$4,829	10.6%
Capitol Federal Savings Bank	23,763	11.9	4,819	10.5
Pacific Life Insurance Co.	11,568	5.8
BOKF, N.A.	8,728	4.3
Security Life of Denver Insurance Co.	8,017	4.0
American Fidelity Assurance Co.			2,638	5.8
United of Omaha Life Insurance Co.			1,797	3.9
WEOKIE Federal Credit Union			1,496	3.3
TOTAL	$102,525	51.2%	$15,579	34.1%

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

Table 27

	Nine Months Ended
	09/30/2022		09/30/2021
Borrower Name	Advance Income	Percent of Total Advance Income[1]	Advance Income	Percent of Total Advance Income[1]
MidFirst Bank	$75,080	22.4%	$14,952	10.7%
Capitol Federal Savings Bank	39,446	11.8	14,136	10.1
Pacific Life Insurance Co.	16,433	4.9
Security Life of Denver Insurance Co.	13,126	3.9
United of Omaha Life Insurance Co.	12,650	3.7	5,297	3.8
American Fidelity Assurance Co.			8,093	5.8
WEOKIE Federal Credit Union			4,449	3.2
TOTAL	$156,735	46.7%	$46,927	33.6%

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

The mortgage loan portfolio declined slightly between periods, from $8.1 billion at December 31, 2021 to $8.0 billion at September 30, 2022. Mortgage rates continued to trend upward in response to market conditions, which has reduced refinancing incentive for borrowers and significantly slowed prepayments and origination volume. Despite slowing prepayments, loan repayments continue to exceed purchases, resulting in a decrease of 1.7 percent in the outstanding net balance of our mortgage loan portfolio. Net mortgage loans as a percentage of total assets decreased, from 16.9 percent as of December 31, 2021 to 12.6 percent as of September 30, 2022. Mortgage loans are one of the highest net spread assets on our balance sheet so shifts in the balance sheet concentration of mortgage loans will impact net interest income. The principal amount of new mortgage loans acquired and held on our balance sheet from our PFIs during the nine months ended September 30, 2022 was $0.9 billion.

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

Table 28 presents the outstanding balances of mortgage loans sold to us, net of participations, from our top five PFIs and the percentage of those loans to total mortgage loans outstanding (dollar amounts in thousands). If the borrower was not one of our top five PFIs for one of the periods presented, the applicable columns are left blank.

Table 28

	09/30/2022		12/31/2021
	Mortgage Loan Balance	Percent of Total Mortgage Loans	Mortgage Loan Balance	Percent of Total Mortgage Loans
Tulsa Teachers Credit Union	$333,068	4.2%	$344,847	4.3%
Fidelity Bank	327,382	4.1	299,229	3.7
Community National Bank & Trust	234,972	3.0	232,272	2.9
West Gate Bank	233,646	3.0	253,506	3.2
Mid-America Bank	172,018	2.2
NBKC Bank			206,585	2.6
TOTAL	$1,301,086	16.5%	$1,336,439	16.7%

Two indications of credit quality are scores provided by Fair Isaac Corporation (FICO®) and loan-to-value (LTV) ratios. FICO is a widely used credit industry indicator to assess borrower credit quality with scores typically ranging from 300 to 850 with the low end of the scale indicating greater credit risk. The MPF Program requires a minimum FICO score of 620 for all conventional loans. LTV is a primary variable in credit performance. Generally speaking, a higher LTV ratio means greater risk of loss in the event of a default and also means higher loss severity. The weighted average FICO score and LTV recorded at origination for conventional mortgage loans outstanding as of September 30, 2022 was 749 and 73.9 percent, respectively. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for additional information regarding credit quality indicators.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio – The allowance for credit losses on mortgage loans held relatively steady from December 31, 2021 to September 30, 2022. Changes in macroeconomic variables reduced loss estimates, but that impact was offset by the net effect of new originations and the migration of loans with forecasted losses out of the portfolio. Delinquencies of conventional loans remained at low levels relative to the portfolio, at 0.9 percent of the amortized cost of total conventional loans at both September 30, 2022 and December 31, 2021. We believe that policies and procedures are in place to effectively manage the credit risk on mortgage loans held for portfolio. See Note 5 of the Notes to Financial Statements under Part I, Item 1 for a summary of the allowance for credit losses on mortgage loans as well as payment status and other delinquency statistics for our mortgage loan portfolio.

Investments: Investments are used to manage interest rate and duration risk, enhance income, and provide liquidity and primary and secondary market support for the U.S. housing securities market. Total investments increased $3.7 billion from December 31, 2021 to September 30, 2022 primarily due to an increase in liquidity investments.

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

Table 29

	09/30/2022	12/31/2021
Interest-bearing deposits	$779,541	$692,159
Federal funds sold	4,705,000	3,360,000
Certificates of deposit	499,904	200,023
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$5,984,445	$4,252,182

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

FHFA regulations: (1) include limits on the amount of unsecured credit an individual FHLBank may extend to a counterparty or to a group of affiliated counterparties; (2) permit us to extend additional unsecured credit for overnight extensions of credit, subject to limitations; and (3) prohibit us from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. For additional information on our management of unsecured credit exposure, see Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” in our annual report on Form 10-K for the year ended December 31, 2021. As of September 30, 2022, we were in compliance with all FHFA regulations relating to unsecured credit exposure.

We manage our credit risk by conducting pre-purchase credit due diligence and ongoing surveillance described previously and generally investing in unsecured investments of highly-rated counterparties. From time to time, we extend unsecured credit to qualified members by investing in overnight Federal funds issued by them. As of September 30, 2022, all unsecured investments were rated as investment grade based on NRSROs (see Table 32).

Table 30 presents the amount of our unsecured investment credit exposure by remaining contractual maturity and by the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks as of September 30, 2022 (in thousands). We also mitigate the credit risk on investments by purchasing instruments that have short-term maturities.

Table 30

Domicile of Counterparty	Overnight	Due 2 – 30 days	Due 31 – 90 days	Total
Domestic	$779,541	$750,000	$—	$1,529,541
U.S. subsidiaries of foreign commercial banks	—	—	249,927	249,927
Total domestic and U.S. subsidiaries of foreign commercial banks	779,541	750,000	249,927	1,779,468
U.S. Branches and agency offices of foreign commercial banks:
Canada	—	1,965,000	—	1,965,000
Australia	—	915,000	—	915,000
Netherlands	—	475,000	—	475,000
Germany	—	449,977	—	449,977
United Kingdom	—	400,000	—	400,000
Total U.S. Branches and agency offices of foreign commercial banks	—	4,204,977	—	4,204,977
TOTAL UNSECURED INVESTMENT CREDIT EXPOSURE[1]	$779,541	$4,954,977	$249,927	$5,984,445

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

According to FHFA regulation, no additional MBS purchases may be made if the aggregate value of our MBS exceeds 300 percent of our regulatory capital. Further, quarterly increases in holdings of MBS are restricted to no more than 50 percent of regulatory capital. As of September 30, 2022, the aggregate value of our MBS portfolio represented 199 percent of our regulatory capital. We expect to be below our regulatory limit in the near-term but remain opportunistic about future MBS purchases as market conditions change.

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

See Note 3 of the Notes to Financial Statements under Part I, Item 1 of this quarterly report for additional information on our different investment classifications including the types of securities held under each classification. The carrying values by contractual maturities of our investments as of September 30, 2022 are summarized by security type in Table 31 (dollar amounts in thousands) with certain weighted average yield metrics along with carrying values as of December 31, 2021. Expected maturities of certain securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or yield maintenance fees.

Table 31

	09/30/2022					12/31/2021
	Due in one year or less	Due after one year through five years	Due after five years through 10 years	Due after 10 years	Carrying Value	Carrying Value
Trading securities:
Certificates of deposit	$499,904	$—	$—	$—	$499,904	$200,023
U.S. Treasury obligations	645,589	—	—	—	645,589	917,472
GSE debentures	104,846	284,398	—	—	389,244	415,918
GSE MBS	—	625,343	—	13,915	639,258	806,542
Total trading securities	1,250,339	909,741	—	13,915	2,173,995	2,339,955
Available-for-sale securities:
U.S. Treasury obligations	991,773	1,868,144	212,917	—	3,072,834	2,816,437
U.S. obligation MBS	—	—	—	41,433	41,433	50,767
GSE MBS	92,239	1,305,883	3,223,861	713,132	5,335,115	4,851,981
Total available-for-sale securities	1,084,012	3,174,027	3,436,778	754,565	8,449,382	7,719,185
Held-to-maturity securities:
State or local housing agency obligations	—	—	43,940	30,000	73,940	74,865
GSE MBS	—	4,872	62,732	219,474	287,078	371,320
Total held-to-maturity securities	—	4,872	106,672	249,474	361,018	446,185

Total securities	2,334,351	4,088,640	3,543,450	1,017,954	10,984,395	10,505,325

Interest-bearing deposits	780,741	—	—	—	780,741	693,249

Federal funds sold	4,705,000	—	—	—	4,705,000	3,360,000

Securities purchased under agreements to resell	3,250,000	—	—	—	3,250,000	1,500,000
TOTAL INVESTMENTS	$11,070,092	$4,088,640	$3,543,450	$1,017,954	$19,720,136	$16,058,574

Weighted average yields[1]:
Available-for-sale securities	1.68%	2.30%	2.66%	1.87%
Held-to-maturity securities	—%	1.01%	2.28%	1.71%

1    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the impact of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio. The result is then multiplied by 100 to express it as a percentage.

Securities Ratings – Tables 32 and 33 present the carrying value of our investments by rating as of September 30, 2022 and December 31, 2021 (in thousands). The ratings presented are the lowest ratings available for the security, issuer, or counterparty based on NRSROs, where available. Some counterparties for collateralized overnight borrowing are not rated by an NRSRO because they are not issuers of debt or are otherwise not required to be rated by an NRSRO. We also utilize other credit quality factors when analyzing potential investments including, but not limited to, collateral performance, marketability, asset class or sector considerations, local and regional economic conditions, and/or the financial health of the underlying issuer.

Table 32

	09/30/2022
	Carrying Value[1]
	Investment Grade			Unrated	Total
	Triple-A	Double-A	Single-A
Interest-bearing deposits[2]	$—	$1,200	$779,541	$—	$780,741

Federal funds sold[2]	—	—	4,705,000	—	4,705,000

Securities purchased under agreements to resell[3]	—	1,500,000	—	1,750,000	3,250,000

Investment securities:
Non-mortgage-backed securities:
Certificates of deposit[2]	—	—	499,904	—	499,904
U.S. Treasury obligations	—	3,718,423	—	—	3,718,423
GSE debentures	—	389,244	—	—	389,244
State or local housing agency obligations	43,940	30,000	—	—	73,940
Total non-mortgage-backed securities	43,940	4,137,667	499,904	—	4,681,511
Mortgage-backed securities:
U.S. obligation MBS	—	41,433	—	—	41,433
GSE MBS	—	6,261,451	—	—	6,261,451
Total mortgage-backed securities	—	6,302,884	—	—	6,302,884

TOTAL INVESTMENTS	$43,940	$11,941,751	$5,984,445	$1,750,000	$19,720,136

1    Investment amounts represent the carrying value and do not include related accrued interest receivable of $35.2 million at September 30, 2022.
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

Table 34 details interest rate payment terms for the carrying value of our investment securities as of September 30, 2022 and December 31, 2021 (in thousands). We generally manage the interest rate risk associated with our fixed rate trading and available-for-sale securities by entering into interest rate swaps that convert the investment's fixed rate to a variable rate index (see Tables 44 and 45 under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk).”

Table 34

	09/30/2022	12/31/2021
Trading securities:
Non-mortgage-backed securities:
Fixed rate	$1,534,737	$1,533,413
Non-mortgage-backed securities	1,534,737	1,533,413
Mortgage-backed securities:
Fixed rate	625,343	775,050
Variable rate	13,915	31,492
Mortgage-backed securities	639,258	806,542
Total trading securities	2,173,995	2,339,955
Available-for-sale securities:
Non-mortgage-backed securities:
Fixed rate	3,072,834	2,816,437
Non-mortgage-backed securities	3,072,834	2,816,437
Mortgage-backed securities:
Fixed rate	2,903,746	3,322,673
Variable rate	2,472,802	1,580,075
Mortgage-backed securities	5,376,548	4,902,748
Total available-for-sale securities	8,449,382	7,719,185
Held-to-maturity securities:
Non-mortgage-backed securities:
Variable rate	73,940	74,865
Non-mortgage-backed securities	73,940	74,865
Mortgage-backed securities:
Fixed rate	36,601	48,399
Variable rate	250,477	322,921
Mortgage-backed securities	287,078	371,320
Total held-to-maturity securities	361,018	446,185
TOTAL	$10,984,395	$10,505,325

Deposits: Deposits are generally an insignificant source of funding. Total deposits decreased $278.2 million from December 31, 2021 to September 30, 2022 primarily as a result of decreases in overnight and demand deposits, offset by an increase in term deposits. The level of deposits is driven by member demand for deposit products, which in turn is a function of the liquidity position of members. Factors that influence deposit levels include turnover in member investment and loan portfolios, changes in members’ customer deposit balances, changes in members’ demand for liquidity, and our deposit pricing as compared to other short-term market rates. Further declines in the level of deposits could occur during the remainder of 2022 if the level of member liquidity should decrease due to loan demand outpacing deposit funding growth at member institutions, or if depositor investment options improve as interest rates rise. Fluctuations in deposits have little impact on our ability to obtain liquidity. Historically, we have had stable and ready access to the capital markets through consolidated obligations and can replace any reduction in deposits with similarly or even lower priced borrowings.

Consolidated Obligations: Consolidated obligations are the joint and several debt obligations of the FHLBanks and consist of bonds and discount notes. Consolidated obligations represent the primary source of liabilities we use to fund advances, mortgage loans and investments. As noted under Part I, Item 3 – “Quantitative and Qualitative Disclosures About Market Risk,” we use debt with a variety of maturities and option characteristics to manage our interest rate risk profile and maintain sufficient levels of liquidity. We make use of derivative transactions, executed in conjunction with specific consolidated obligation debt issues, to synthetically structure funding terms and costs.

Table 35 presents the carrying value of consolidated obligation bonds and discounts notes as of September 30, 2022 and December 31, 2021 (in thousands).

Table 35

	09/30/2022	12/31/2021
Bonds:
Par value	$37,216,095	$37,658,250
Premiums	20,673	27,470
Discounts	(2,381)	(2,720)
Concession fees	(11,327)	(11,877)
Hedging adjustments	(647,849)	(40,514)
Total bonds	36,575,211	37,630,609
Discount Notes:
Par value	22,859,242	6,569,580
Discounts	(155,071)	(469)
Concession fees	(820)	(122)
Hedging adjustments	(41,948)	—
Total discount notes	22,661,403	6,568,989
TOTAL	$59,236,614	$44,199,598

Total consolidated obligations increased $15.0 billion, or 34.0 percent, from December 31, 2021 to September 30, 2022 aligning with growth in advances and investments. The distribution between consolidated obligation bonds and discount notes shifted between periods, from 85.1 percent and 14.9 percent, respectively, at December 31, 2021 to 61.7 percent and 38.3 percent at September 30, 2022, respectively. Management increased issuance of discount notes, floating rate term debt, and swapped fixed rate debt to more closely match the repricing characteristics of our assets. Our funding mix generally is driven by asset composition, but we may also shift our debt composition as a result of market conditions that impact the cost of unswapped consolidated obligations and the cost of consolidated obligations swapped or indexed to SOFR or OIS. All floating rate bonds issued during 2021 and 2022 were indexed to SOFR as we continue to transition away from LIBOR and maintain an allocation of floating rate bonds funding short-term advances and short-term investments. Management is monitoring the relationship between SOFR-indexed debt and our remaining LIBOR-based assets. For additional information on market trends impacting the cost of issuing debt, including discussion of the transition from LIBOR to an alternate reference rate, see “Financial Market Trends”, “Liquidity and Capital Resources — Liquidity — Sources of Liquidity” and “Risk Management – Interest Rate Risk Management” under this Item 2.

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

During the nine months ended September 30, 2022, proceeds (net of premiums and discounts) from the issuance of bonds and discount notes were $31.2 billion and $245.3 billion, respectively, compared to $28.7 billion and $239.6 billion for the nine months ended September 30, 2021. The difference between the proceeds from bonds and discount notes reflects the cumulative effect of using short-term discount notes to fund short-term advances and our short-term liquidity portfolio.

Our short-term liquidity portfolio consists of cash, short-term investments, and long-term investments with remaining maturities of one year or less. Short-term investments may include Federal funds sold, interest-bearing demand deposits, certificates of deposit, and reverse repurchase agreements. The short-term liquidity portfolio increased between periods, from $7.2 billion as of December 31, 2021 to $11.1 billion as of September 30, 2022. The maturities of our short-term investments are structured to provide periodic cash flows to support our ongoing liquidity needs. To enhance our liquidity position, short-term investment securities (i.e., marketable certificates of deposit) are also classified as trading when held so that they can be readily sold should liquidity be needed immediately. The increase in the short-term liquidity portfolio between periods was in anticipation of potential market volatility and increased advance demand.

Investment securities on our balance sheet are also a source of potential liquidity. U.S. Treasury obligations, GSE debentures, and GSE MBS can be sold or pledged as collateral for financing in the securities repurchase agreement market. In addition to balance sheet sources of liquidity, we have established lines of credit with numerous counterparties in the Federal funds market as well as with the other FHLBanks. We expect to maintain a sufficient level of liquidity for the foreseeable future.

During the nine months ended September 30, 2022, advance disbursements totaled $451.6 billion compared to $351.7 billion for the prior year period which reflects increased member utilization of advances, especially short-term advances. During the nine months ended September 30, 2022, investment purchases (excluding overnight investments) totaled $5.3 billion compared to $2.7 billion for the same period in the prior year. During the nine months ended September 30, 2022, payments on consolidated obligation bonds and discount notes were $31.6 billion and $229.2 billion, respectively, compared to $34.8 billion and $240.2 billion for the prior year period.

Capital: Total capital increased $581.2 million, or 21.4 percent, from December 31, 2021 to September 30, 2022 due to an increase in capital stock primarily related to the increase in advances and net income in excess of dividends paid, partially offset by unrealized losses on available-for-sale securities (see Table 36). We strive to manage our average capital ratio above our minimum regulatory and RMP requirements in an effort to ensure that we have the ability to issue additional consolidated obligations should the need arise. Excess capital capacity ensures we are able to meet the liquidity needs of our members and/or repurchase excess stock either upon the submission of a redemption request by a member or at our discretion for balance sheet or capital management purposes.

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

Table 36 provides a summary of member capital requirements under our current capital plan as of September 30, 2022 and December 31, 2021 (in thousands):

Table 36

Requirement	09/30/2022	12/31/2021
Asset-based (Class A Common Stock only)	$179,682	$172,913
Activity-based (additional Class B Common Stock)[1]	1,728,833	1,192,421
Total Required Stock[2]	1,908,515	1,365,334
Excess Stock (Class A and B Common Stock)	212,050	134,549
Total Regulatory Capital Stock[2]	$2,120,565	$1,499,883

Activity-based Requirements:
Advances[3]	$1,602,288	$1,047,866
Letters of credit	13,527	13,020
AMA assets (mortgage loans)[4]	236,106	239,577
Total Activity-based Requirement	1,851,921	1,300,463
Asset-based Requirement (Class A Common Stock) not supporting member activity[1]	56,594	64,871
Total Required Stock[2]	$1,908,515	$1,365,334

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

We are subject to various capital requirements under provisions of the GLB Act, the FHFA’s capital structure regulation and our RMP. See Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2021 for details on the various capital requirements. We have been in compliance with each of the capital rules and requirements at all times, as applicable, since the implementation of our capital plan. See Note 10 of the Notes to Financial Statements under Part I, Item 1 for additional information and compliance as of September 30, 2022 and December 31, 2021.

Capital Distributions: Dividends may be paid in cash or capital stock as authorized by our board of directors. Quarterly dividends can be paid out of current and previous unrestricted retained earnings, subject to FHFA regulation and our capital plan.

Dividends paid to members totaled $82.7 million for the nine months ended September 30, 2022 compared to $48.1 million for the same period in the prior year. The weighted average dividend rate for the three and nine months ended September 30, 2022 was 6.94 percent and 5.90 percent, respectively, which represented a dividend payout ratio of 54.4 percent and 49.3 percent, respectively, compared to a weighted average dividend rate of 4.15 percent and 4.12 percent, and a payout ratio of 43.1 percent and 42.1 percent for the three and nine months ended September 30, 2021, respectively. The dividend payout ratio represents dividends declared and paid during a period as a percentage of net income for the period, although FHFA regulation requires dividends be paid out of known income prior to the declaration date. For example, dividends declared and paid in September 2022 were based on income during the three months ended August 31, 2022. (See Part I, Item 1 – “Business – Capital, Capital Rules and Dividends” in our annual report on Form 10-K for the year ended December 31, 2021 for other factors that contribute to the level of dividends paid.)

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

Table 37

Applicable Rate per Annum	09/30/2022	06/30/2022	03/31/2022	12/31/2021	09/30/2021
Class A Common Stock	2.25%	1.00%	0.25%	0.25%	0.25%
Class B Common Stock[1]	7.75	6.50	5.75	6.75	5.25
Weighted Average[2]	6.94	5.63	4.88	5.62	4.15
Dividend Parity Threshold:
Average effective overnight Federal funds rate	2.20%	0.76%	0.12%	0.08%	0.09%
Spread to index	(1.00)	(1.00)	(1.00)	(1.00)	(1.00)
TOTAL (floored at zero percent)	1.20%	0.00%	0.00%	0.00%	0.00%

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

The publication of LIBOR on a representative basis ceased for one-week and two-month LIBOR as of January 1, 2022, and the remaining LIBOR tenors will cease immediately after June 30, 2023. Although the Financial Conduct Authority does not expect LIBOR to become unrepresentative before the cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. As of September 30, 2022, our exposure to LIBOR was primarily in investments and in derivatives hedging assets (indexed to the one-month and three-month tenors). We are prohibited by our regulator from entering into new financial assets, liabilities, or derivatives that reference LIBOR.

As part of our transition plan, we transferred LIBOR-indexed MBS with an amortized cost of $2.0 billion from held-to-maturity to available-for-sale during the second quarter of 2021. This transfer will enable us to sell these securities to reduce LIBOR exposure when market conditions and reinvestment opportunities are favorable. During the third quarter of 2022, we sold $12.6 million LIBOR-indexed securities classified as trading and $20.0 million LIBOR-indexed securities classified as held-to-maturity. All held-to-maturity securities sold had paid down below 15 percent of the principal outstanding at acquisition and were therefore considered maturities under GAAP. Market activity in SOFR-based financial instruments continues to develop. We offer advances indexed to SOFR and issue variable rate consolidated obligation bonds indexed to SOFR. In addition, we have been using SOFR- and OIS-based derivatives to manage interest-rate risk and reduce funding costs. We have also begun to transition certain LIBOR-indexed swaps to SOFR with the intent to continue to do so over the next several months.

All variable rate advances indexed to LIBOR matured prior to December 31, 2021. We had $2.7 billion in advances indexed to SOFR outstanding as of September 30, 2022.

Table 38 presents the par value of variable rate investment securities by the related interest rate index as of September 30, 2022 (dollar amounts in thousands):

Table 38

09/30/2022
Index	Amount	Percent
Non-mortgage-backed securities:
LIBOR	$73,940	2.6%
Non-mortgage-backed securities	73,940	2.6
Mortgage-backed securities:
LIBOR	1,504,310	53.1
SOFR	1,253,621	44.3
Other	18	—
Mortgage-backed securities	2,757,949	97.4
TOTAL	$2,831,889	100.0%

Table 39 presents the par value of investment securities indexed to LIBOR outstanding by year of contractual maturity as of September 30, 2022 (in thousands):

Table 39

09/30/2022
Year of Contractual Maturity	Amount
Non-mortgage-backed securities:
After June 30, 2023	$73,940
Non-mortgage-backed securities	73,940
Mortgage-backed securities:
2022	—
Through June 30, 2023	56,894
Thereafter	1,447,416
Mortgage-backed securities	1,504,310
TOTAL	$1,578,250

Table 40 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) by related interest rate index as of September 30, 2022 (amounts in thousands):

Table 40

09/30/2022
Index	Pay Side	Receive Side
Fixed rate	$14,168,001	$27,541,037
LIBOR	25,000	3,220,636
SOFR	25,685,864	9,177,171
OIS	1,830,173	1,770,194
TOTAL	$41,709,038	$41,709,038

Table 41 presents the notional amount of interest rate swaps (excludes interest rate caps and mortgage delivery commitments) indexed to LIBOR outstanding by termination date as of September 30, 2022 (in thousands). Actual terminations of certain derivatives will differ from contractual termination dates because derivative counterparties may have call options within the derivative contracts. Likewise, if the financial instrument being hedged by the derivative (either as a qualifying fair value hedge or as an economic hedge) is called or paid off prior to contractual maturity, we could potentially call or terminate the corresponding derivative prior to the termination date.

Table 41

09/30/2022
Year	Pay Side		Receive Side
	Cleared	Bilateral	Cleared	Bilateral
2022	$—	$—	$11,330	$16,500
Prior to June 30, 2023	—	—	195,482	—
Thereafter	—	25,000	576,764	2,420,560
TOTAL	$—	$25,000	$783,576	$2,437,060

As of September 30, 2022, all $16.7 billion of variable rate consolidated obligation bonds were indexed to SOFR. As of December 31, 2021, all LIBOR-indexed consolidated obligation bonds had matured.

Recently Issued Accounting Standards
See Note 2 of the Notes to Financial Statements under Part I, Item 1 – "Financial Statements" for a discussion of recently issued accounting standards.

Legislative and Regulatory Developments
Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022, the SEC published amendments to Financial Industries Regulatory Authority (FINRA) Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

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

While our DOE is generally limited by policy to a range of ±5.0 in the base case, we typically manage our DOE in the base scenario to remain in the range of ±2.5, assuming an instantaneous parallel increase or decrease in market rates. All DOE measurements were in compliance with board of director established policy limits and operating ranges as of September 30, 2022. On an ongoing basis, we actively monitor portfolio relationships and overall DOE dynamics as a part of our evaluation processes for determining acceptable future asset/liability management actions.

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

Table 42 presents the DOE in the base case and the up and down 200 basis point interest rate shock scenarios as of the periods noted:

Table 42

Duration of Equity
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2022	1.6	1.8	2.6
06/30/2022	1.6	2.2	3.3
03/31/2022	1.5	0.7	3.4
12/31/2021	0.6	-0.4	1.5
09/30/2021	0.4	-2.7	1.5

The absolute value of the DOE of the portfolio as of September 30, 2022 decreased in the base and down 200 basis point interest rate shock scenarios and was unchanged in the up 200 basis point interest rate shock scenario from June 30, 2022. The primary factors contributing to these changes in duration during the period were: (1) the significant increase in interest rates and the relative level of mortgage prices and rates during the period; (2) the relative decrease in the weighted contribution of the mortgage loan portfolio and the unswapped callable consolidated obligation bond portfolio as a percent of the overall balance sheet duration during the period; and (3) asset/liability actions taken by management throughout the period, including the continued issuance of discount notes and short-term variable rate consolidated obligations to fund new advance activity. The increase in interest rates during the period caused the mortgage loan portfolio duration to lengthen less than the associated liabilities, contributing to the decreasing asset sensitive DOE profile in the base case. The mortgage loan portfolio generally has a longer duration profile in the interest rate shock scenarios contributing to the asset-sensitive DOE in the up and down 200 basis point shock scenarios. However, the prepayment sensitivity and market value changes in our mortgage portfolio currently align well with our non-swapped callable debt portfolio in these scenarios generating a relatively stable sensitivity profile in the interest rate shock scenarios. This sensitivity, or convexity, is further described under Part II, Item 7A – “Quantitative and Qualitative Disclosures About Market Risk” in the annual report on Form 10-K for the year ended December 31, 2021.
Market Value of Equity
MVE is the net value of our assets and liabilities. Estimating sensitivity of MVE to changes in interest rates is another measure of interest rate risk. The RMP measures our market value risk in terms of the MVE in relation to total regulatory capital stock outstanding (TRCS). TRCS includes all capital stock outstanding, including stock subject to mandatory redemption. As a cooperative, we believe using the TRCS results is an appropriate measure because it reflects our market value relative to the book value of our capital stock. Our RMP stipulates MVE shall not be less than: (1) 100 percent of TRCS under the base case scenario; or (2) 90 percent of TRCS under a ±200 basis point instantaneous parallel shock in interest rates. Table 43 presents MVE as a percent of TRCS. As of September 30, 2022, all scenarios are well above the specified limits and much of the relative level in the ratios during the periods covered by the table can be attributed to the relative level of the fixed rate mortgage loan and associated funding portfolio market values along with the relative level of outstanding capital.

The MVE to TRCS ratios can be impacted by the market value of equity sensitivity and level of capital outstanding based on our capital management approach. The relative level of advance, mortgage loan, and letters of credit balances, which trigger required stock, and excess stock as of September 30, 2022 (see Table 36 under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Capital”) contributed to the MVE levels as of September 30, 2022. These relationships and associated risk sensitivity primarily generate the changes in the MVE/TRCS levels and produce the changes in the ratios in all interest rate scenarios in the table below.

Generally, a positive duration position accompanied by rising interest rates would negatively impact the base market value of equity (numerator). Likewise, as capital increases, the MVE/TRCS ratio declines since the capital level is the denominator in the ratio. While rising interest rates contributed to a negative impact on base MVE during the quarter (mortgage loan portfolio market values declined more than the unswapped callable consolidated obligation bond portfolio), the declining trend in the following ratios in the third quarter of 2022 and over the past few quarters is primarily the result of the increasing capital position as discussed and referenced above.

Table 43

Market Value of Equity as a Percent of Total Regulatory Capital Stock
Date	Up 200 Basis Points	Base	Down 200 Basis Points
09/30/2022	147	151	158
06/30/2022	154	159	168
03/31/2022	176	177	182
12/31/2021	186	184	195
09/30/2021	209	201	206

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

Table 44

09/30/2022
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$5,660,660	$47,109
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	480,150	10,616
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	34,362	1,215
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	35,375	1,358
Investments
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,200,000	4,657
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	3,053,763	93,229
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,048,500	494
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	655,191	35,046
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	329,000	2,200
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	41,745	(637)
Consolidated Obligation Discount Notes
Fixed rate non-callable consolidated obligation discount notes with tenors less than 6 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Economic Hedge	5,620,662	(422)
Fixed rate non-callable consolidated obligation discount notes with tenors of 6 to 12 months	Receive fixed, pay variable interest rate swap	Convert the discount note's fixed rate to a variable rate	Fair Value Hedge	10,245,683	1,390
Firm commitment to issue consolidated obligation discount note	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	47,692	8
Consolidated Obligation Bonds
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	432,000	(12,523)
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	8,773,000	(476,853)
Variable rate consolidated obligation bonds	Receive variable interest rate, pay variable interest rate swap	Reduce basis risk by converting an undesirable variable rate index in the bond to a more desirable variable rate index	Economic Hedge	100,000	16
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	2,152,000	(136,780)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	170,000	(300)
TOTAL				$42,079,783	$(430,177)

Table 45

12/31/2021
Hedged Item	Hedging Instrument	Hedging Objective	Accounting Designation	Notional Amount	Fair Value Amount
Advances
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Fair Value Hedge	$4,808,953	$(7,734)
Fixed rate convertible advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index and offset option risk in the advance	Fair Value Hedge	1,385,150	(38,292)
Fixed rate non-callable advances	Pay fixed, receive variable interest rate swap	Convert the advance’s fixed rate to a variable rate index	Economic Hedge	37,977	(1,189)
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Fair Value Hedge	18,316	232
Firm commitment to issue a fixed rate advance	Forward settling interest rate swap	Protect against fair value risk	Economic Hedge	2,490	—
Investments
Fixed rate MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,970,019	(57,966)
Fixed rate non-MBS available-for-sale investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Fair Value Hedge	2,700,000	(424)
Fixed rate non-MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	1,298,500	(115)
Fixed rate MBS trading investments	Pay fixed, receive variable interest rate swap	Convert the investment’s fixed rate to a variable rate index	Economic Hedge	740,863	(27,654)
Adjustable rate MBS with embedded caps	Interest rate cap	Offset the interest rate cap embedded in a variable rate investment	Economic Hedge	477,500	335
Mortgage Loans Held for Portfolio
Fixed rate mortgage purchase commitments	Mortgage purchase commitment	Protect against fair value risk	Economic Hedge	72,025	(13)
Consolidated Obligation Bonds
Fixed rate callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index and offset option risk in the bond	Fair Value Hedge	4,682,000	(35,627)
Fixed rate non-callable consolidated obligation bonds	Receive fixed, pay variable interest rate swap	Convert the bond’s fixed rate to a variable rate index	Fair Value Hedge	1,187,000	14,261
Callable step-up/step-down consolidated obligation bonds	Receive variable interest rate with embedded features, pay variable interest rate swap	Reduce interest rate sensitivity and repricing gaps by converting the bond’s variable rate to a different variable rate index and/or to offset embedded options risk in the bond	Fair Value Hedge	924,000	(10,017)
Firm commitment to issue a consolidated obligation bond	Receive fixed, pay variable interest rate swap	Protect against fair value risk	Fair Value Hedge	20,000	(57)
TOTAL				$21,324,793	$(164,260)

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

Management, with the participation of the President and Chief Executive Officer (CEO), our principal executive officer, and the Chief Financial Officer (CFO), our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3: Defaults Upon Senior Securities
Not applicable.

Item 4: Mine Safety Disclosures
Not applicable.

Item 5: Other Information
None.

Item 6: Exhibits

Exhibit No.	Description
3.1	Exhibit 3.1 to the FHLBank’s registration statement on Form 10, filed May 15, 2006, and made effective on July 14, 2006 (File No. 000-52004), Federal Home Loan Bank of Topeka Articles and Organization Certificate, is incorporated herein by reference as Exhibit 3.1.
3.2	Exhibit 3.1 to the Current Report on Form 8-K, filed October 26, 2022, Federal Home Loan Bank of Topeka Amended and Restated Bylaws, is incorporated herein by reference as Exhibit 3.2.
4.1	Exhibit 4.1 to the Annual Report on Form 10-K, filed March 20, 2020, Federal Home Loan Bank of Topeka Capital Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of President and Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*     Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Topeka

November 10, 2022	By: /s/ Mark E. Yardley
Date	Mark E. Yardley
President and Chief Executive Officer

November 10, 2022	By: /s/ Jeffrey B. Kuzbel
Date	Jeffrey B. Kuzbel
Executive Vice President and Chief Financial Officer